Form 10QSB
period 1997-09-30
A CONSULTING TEAM INC
filed 1997-11-17
CIK 1040792

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
--------------

FORM 10-QSB


x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1997

OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-22945

THE A CONSULTING TEAM, INC.
(Exact name of Registrant as specified in its charter)

New York 13-3169913
(State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.)

200 Park Avenue South
New York, New York 10003
(Address of principal executive offices)

(212) 979-8228 FAX (212) 979-7838
(Registrant's telephone number)


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


As of November 13, 1997 there were 5,485,000 shares of Common Stock, with $.01 par value per share, outstanding.


Transitional Small Business Disclosure Format (check one):
Yes___ No X

THE A CONSULTING TEAM, INC.

INDEX
Page Number

Index 2

Part I. Financial Information

Item 1. Financial Statements 3-6

Balance Sheets 3

Statement of Operations 4

Statement of Cash Flows 5

Notes to Condensed Financial Statements 6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations 7-11

Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds 12-13

Item 6. Exhibits and Reports on Form 8-K 13

Signatures 14

Exhibit 27 Financial Data Schedule 15

Part I. Financial Information

Item 1. Financial Statements

                                                 THE A CONSULTING TEAM, INC.
                                                       BALANCE SHEETS


                                                September 30,      December 31,
                                                    1997              1996
                                               ---------------   ---------------
                                                 (unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                   $ 16,771,099        $  347,285
    Accounts receivable                            7,282,435         4,163,869
    Prepaid expenses and other                       113,843           162,550
                                                --------------   ---------------
       Total current assets                       24,167,377         4,673,704
Investment in and advances to joint venture                -            16,452
Property and equipment, at cost,
 less accumulated depreciation                       515,413           375,323
Deposits                                              39,116            34,614
                                               ===============   ===============
       Total assets                             $ 24,721,906        $5,100,093
                                               ===============   ===============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Loan payable - bank                         $          -       $ 1,450,000
    Loan payable to shareholder                            -         1,045,000
    Current portion of long-term debt                 13,332            12,896
    Accounts payable and accrued expenses          2,262,651         1,713,347
    Income tax payable                               356,580             8,107
    Deferred income taxes                            225,000            16,000
                                               ---------------   ---------------
       Total current liabilities                   2,857,563         4,245,350
Long-term debt                                        35,112            44,059
Commitments
Shareholders' equity:
    Preferred stock, $.01 par value;
      2,000,000 shares authorized;
      no shares issued or outstanding                      -                 -
    Common stock, $.01 par value;
      10,000,000 shares authorized;
      5,485,000 issued and outstanding
      in 1997 and 3,550,000 in 1996                   54,850            35,500
    Paid-in capital                               21,056,277                 -
    Retained earnings                                718,104           775,184
                                               ---------------   ---------------
       Total shareholders' equity                 21,829,231           810,684
                                               ---------------   ---------------
                                               ===============   ===============
       Total liabilities and
        shareholders' equity                      $ 24,721,906       $ 5,100,093
                                               ===============   ===============

See accompanying notes to financial statements.

                                            THE A CONSULTING TEAM, INC.
                                              STATEMENT OF OPERATIONS


                                                            Three Months Ended              Nine Months Ended
                                                              September 30,                   September 30,
                                                      ---------------------------------------------------------------
                                                          1997            1996            1997             1996
                                                      --------------  -------------  ---------------  ---------------
                                                               (unaudited)                     (unaudited)

Revenues:
    Consulting services                                 $ 8,461,408    $ 4,924,894     $ 23,839,803     $ 13,561,840
    Software licensing                                      656,076        279,321        1,440,857        1,386,628
    Training services                                        53,588         57,350          163,810          206,775
                                                      --------------  -------------  ---------------  ---------------
       Total revenues                                     9,171,072      5,261,565       25,444,470       15,155,243
Cost of revenues                                          6,222,308      3,590,519       17,439,174       10,397,510
                                                      --------------  -------------  ---------------  ---------------
Gross profit                                              2,948,764      1,671,046        8,005,296        4,757,733
Operating expenses:
    Selling, general & administrative                     1,997,568      1,737,155        5,388,733        4,472,616
    Equity in net (income) loss from joint venture,
       including loss on disposal of  $1,584
        for September 30, 1997                                    -          8,135          (13,253)          42,530
                                                      --------------  -------------  ---------------  ---------------
Income (loss) from operations                               951,196        (74,244)       2,629,816          242,587
Interest income                                              83,294             63           83,465            2,394
Interest expense                                            (40,311)       (13,879)        (148,489)         (53,604)
                                                      --------------  -------------  ---------------  ---------------
    Interest (expense) income, net                           42,983        (13,816)         (65,024)         (51,210)
                                                      --------------  -------------  ---------------  ---------------
Income before income taxes                                  994,179        (88,060)       2,564,792          191,377
    Income taxes                                            492,000          2,800          608,000           27,100
                                                      ==============  =============  ===============  ===============
Net income (loss)                                          $502,179       ($90,860)      $1,956,792         $164,277
                                                      ==============  =============  ===============  ===============

Unaudited pro forma information:
Historical income from operations                         $ 951,196      $ (74,244)     $ 2,629,816        $ 242,587
Proforma adjustment for executive compensation                    -        305,712          (37,500)         917,174
                                                      --------------  -------------  ---------------  ---------------
Pro forma income from operations                            951,196        231,468        2,592,316        1,159,761
Interest (expense) income, net                               42,983        (13,816)         (65,024)         (51,210)
                                                      --------------  -------------  ---------------  ---------------
Pro forma income before income taxes                        994,179        217,652        2,527,292        1,108,551
Pro forma provision for income taxes                        447,000         99,000        1,128,000          497,000
                                                      ==============  =============  ===============  ===============
Pro forma net income                                       $547,179       $118,652       $1,399,292         $611,551
                                                      ==============  =============  ===============  ===============

Pro forma net income per share                               $ 0.12         $ 0.03           $ 0.35           $ 0.16
                                                      ==============  =============  ===============  ===============

Weighted average number of common
    shares outstanding                                    4,695,209      3,729,211        4,051,210        3,729,211
                                                      ==============  =============  ===============  ===============

See accompanying notes to financial statements.

                                           THE A CONSULTING TEAM, INC.
                                             STATEMENT OF CASH FLOWS


                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                 ----------------------------------
                                                                                      1997              1996
                                                                                 ----------------  ----------------
                                                                                            (unaudited)

Cash flows from operating activities:
Net income                                                                           $ 1,956,792         $ 164,277
Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
       Depreciation                                                                       82,699            38,092
       Deferred income taxes                                                             209,000                 -
       Equity in net (income) loss from joint venture                                    (13,253)           25,604
    Changes in operating assets and liabilities:
       Accounts receivable                                                            (3,118,566)       (1,812,992)
       Prepaid expenses and other                                                         48,707           (31,112)
       Accounts payable and accrued expenses                                             535,432         1,037,968
       Income taxes payable                                                              348,473           (77,046)
                                                                                 ----------------   ---------------
Net cash provided by (used in) operating activities                                       49,284          (655,209)

Cash flows from investing activities:
Purchase of property and equipment                                                      (222,789)         (117,160)
Repayment from (investment and advances in) joint venture                                 29,705           (43,480)
Deposits                                                                                  (4,502)          (17,918)
                                                                                 ----------------   ---------------
Net cash used in investing activities                                                   (197,586)         (178,558)

Cash flows from financing activities:
Net proceeds from public offering                                                     21,075,627                 -
Proceeds from loan payable-bank                                                        1,215,000           134,433
Repayment of loan payable-bank                                                        (2,665,000)                -
Proceeds from loan by shareholder                                                              -           935,924
Repayment of loan to shareholder                                                      (1,045,000)         (650,000)
Distribution of S Corporation earnings to shareholder                                 (2,000,000)                -
Repayment of long-term debt                                                               (8,511)                -
                                                                                 ----------------   ---------------
Net cash provided by financing activities                                             16,572,116           420,357
                                                                                 ----------------   ---------------

Net increase (decrease) in cash and cash equivalents                                  16,423,814          (413,410)
Cash and cash equivalents at beginning of period                                         347,285           420,157
                                                                                 ----------------   ---------------
Cash and cash equivalents at end of period                                          $ 16,771,099           $ 6,747
                                                                                 ================   ===============

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Interest                                                                        $ 148,489          $ 53,604
                                                                                 ================  ================
       Income taxes                                                                     $ 50,527          $ 99,290
                                                                                 ================  ================

See accompanying notes to financial statements.

THE A CONSULTING TEAM, INC.
Notes to Condensed Financial Statements
(Unaudited)

1) GENERAL:

These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1996 included in the Company's Registration Statement Form SB-2 filed August 6, 1997.

All outstanding share amounts included in the accompanying financial statements have been adjusted to reflect a 355,000-for-1 stock split on August 4, 1997.


2) RESULTS OF OPERATIONS:

In the opinion of management, the accompanying unaudited condensed financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and the results of operations for the nine and three months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. The accounting policies used in preparing these financial statements are the same as those described in the Company's Registration Statement Form SB-2 filed August 6, 1997.

The results of operations for the nine and three months ended September 30, 1997 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

3) INCOME PER SHARE:

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary (basic) earnings per share, the dilutive effect of stock options will be excluded. The impact of the adoption of SFAS 128 on the calculation of earnings per shares prior to September 30, 1997 is not expected to be material.

4) INCOME TAXES:

The Company's income taxes for 1997 were calculated on a "S corporation" basis for the period of January 1, 1997 through August 12, 1997 and on a "C corporation" basis for the period of August 13, 1997 through September 30, 1997. As a result of the change in tax status, the Company provided for $163,000 of deferred income taxes. Income taxes for 1996 were calculated on a "S corporation " basis.

5) CONCENTRATION OF CREDIT RISK:

Sales to two customers represent approximately 25% and 8% and 12% and 8% for the nine months ended September 30, 1997 and 1996 respectively. Receivables from the two customers with the largest balances represent approximately 38% and 18% of accounts receivable for the nine months ended September 30, 1997 and 1996 respectively.

Item 2.
THE A CONSULTING TEAM, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


Overview

Founded in 1983, TACT provides enterprise-wide IT consulting, software and training services and solutions primarily to Fortune 1000 companies in a wide range of industries. The Company generates over 90% of its revenues from IT consulting services. Moreover, over 95% of the Company's consulting services revenues were generated from the hourly billing of its consultants' services to its clients under time and materials engagements, with the remainder generated under fixed-price engagements.

The Company establishes standard billing guidelines for consulting services based on the type of service offered. Actual billing rates are established on a project by project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a semi-monthly basis. Arrangements for fixed-price engagements are made on a case by case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided, whereas consulting services revenues generated under fixed-price engagements are recognized according to the percentage of completion method.

The Company's most significant operating cost is personnel cost, which is included in cost of revenues. As a result, the Company's financial performance is primarily based upon billing margin (billable hourly rate less the consultant's hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). During the periods presented, the Company has been able to increase its billing margins by increasing its hourly billing rates and through higher margin service offerings in new technologies such as client/server and internet/intranet. These increases, however, were partially offset by increases in consultants' and employees' salaries and wages. Because most of the Company's engagements are on a time and materials basis, the Company generally has been able to pass on to its clients most increases in cost of services. Accordingly, such increases have historically not had a significant impact on the Company's financial results. Further, most of the Company's engagements allow for periodic price adjustments to address, among other things, increases in consultant costs. TACT also actively manages its personnel utilization rates by constantly monitoring project requirements and timetables. As projects are completed, consultants are re-deployed either to new projects at the current client site or to new projects at another client site, or are encouraged to participate in TACT's training programs in order to expand their technical skill sets.

The Company also generates revenues by selling software licenses and providing training services. In addition to initial software license fees, the Company derives revenues from the annual renewal of software licenses. Revenues from the sale of software licenses are recognized upon delivery of the software to a customer, and training service revenues are recognized as the services are provided.

The Company's revenue growth has been driven by three primary factors: increasing the number of technical consultants, managing the business to attain higher average billing rates through the delivery of higher value-added services to the Company's clients, and carefully managing consultant utilization rates. Additionally, the Company has expanded it's Technical Practices into areas such as Windows NT and Internet/Intranet which has enabled it to cross-sell higher-margin services. The Company also has been successful in expanding existing client relationships as well as establishing new client relationships. Such relationships are established and maintained through the Company's two local Solution Branch offices located in New York and New Jersey.

The Company currently plans to open one additional Solution Branch in Connecticut by the end of 1997. Thereafter, the Company plans to open additional Solution Branches in other select major U.S. markets. Considering its limited experience with opening Solution Branches, the Company cannot predict when new Solution Branches will contribute to the Company's net income. Until such time, the Company will have incurred the costs associated with opening each new Solution Branch, including the costs of salaries, occupancy and office equipment.

The Company was an S Corporation between January 1, 1995 and August 12, 1997, the day before the Company completed its initial public offering for 1,800,000 shares of its Common Stock at $12.00 per share. During this period, the Company was not subject to federal income taxes at the corporate level.

Results of Operations

The following tables set forth the percentage of revenues of certain items included in the Company's statements of income:


                                                   Three Months Ended            Nine Months Ended
                                                     September 30,                 September 30,
                                                --------------------------  -----------------------------
                                                    1997          1996           1997          1996
Consulting services............................      92.2   %      93.6   %       93.7  %       89.5  %
Software licensing.............................       7.2           5.3            5.7           9.1
Training services..............................       0.6           1.1            0.6           1.4
                                                -----------   -----------   ------------  ------------
     Total revenues............................     100.0         100.0          100.0         100.0
Cost of revenues...............................      67.8          68.2           68.5          68.6
                                                -----------   -----------   ------------  ------------
     Gross profit..............................      32.2          31.8           31.5          31.4
Selling, general and administrative expense...       21.8          33.0           21.2          29.5
Income (loss) from operations..................      10.4         (1.2)           10.3           1.9
Net income.....................................       5.5         (1.7)            7.7           1.1
Pro forma income from operations...............      10.4           4.4           10.2           7.7
Pro forma net income...........................       6.0           2.3            5.5           4.0



Revenues

TACT recorded third quarter revenues of $9.2 million, an increase of 74% when compared to third quarter 1996 revenues of $5.3 million. TACT recorded year-to-date revenues of $25.4 million, an increase of 68% when compared to 1996 year-to-date revenues of $15.2 million.

Revenues from consulting services for the third quarter 1997 were $8.5 million, an increase of 72% when compared to the third quarter 1996 revenue of $4.9 million. Primarily due to an increase in billable personnel, an increase in average billing rate per hour, and to a lesser extent higher utilization rates for personnel.

Software licensing for the third quarter 1997 was $656,000, an increase of 135% when compared to the third quarter 1996 revenue of $279,000. On a year-to-date basis software licensing revenues for 1997 were $1.4 million, an increase of 4% over 1996 revenues.

Revenues from training represent about 1% of the Company's total for all the periods presented.

Gross Profit

As a result of the above factors, gross profit increased by $1.3 million, or 76% for the third quarter of 1997 and $3.2 million, or 68% on a year-to-date basis. As a percentage of total revenues, gross profit was about

32% for the third quarter period and approximately 31% on a year-to-date basis.

Selling, General & Administrative Expenses

Selling, general & administrative expenses for the three months and nine months ended September 30, 1996, included executive compensation paid to the Company's principal shareholder totaling $406,000 and $1,217,000, respectively. The pro forma calculations adjust the Company's chief executive officers aggregate annual compensation to $250,000, pursuant to the terms of his two-year employment agreement with the Company effective August 7, 1997. Additionally the pro forma adjustment includes compensation for the chief financial officer at an annual rate of $150,000. Including these adjustments selling general & administrative expenses increased $566,000 and $1,871,000 for the three and nine months ended September 30, 1997 and for the respective period during 1996. Expressed as a percentage of sales, selling, general & administrative expenses represent 21.8% (compared to 33.0% in 1996) for the quarter and 21.2% (compared to 29.5% in 1996) for the year-to-date period. Increased selling, general & administrative expenses in the nine months ended September 30, 1997 were primarily the result of increases in technical practice personnel, increased health costs and depreciation expense.

Actual and Pro Forma Net Income

Pro forma net income includes an adjustment for executive compensation, as described above. In addition, it also includes an adjustment to provide for income taxes as if the Company had been a C corporation for all periods presented. Actual net income increased by $1,793,000 from $164,000 for the nine months ended September 30, 1996, to $1,957,000 for the comparable period in 1997. Pro forma net income was $1,399,000 for the nine months ended September 30, 1997 as compared to $612,000 for the comparable period in 1996. Actual net income increased by $593,000 from a net loss of $91,000 for the three months ended September 30, 1996, to $502,000 for the comparable period in 1997. Pro forma net income was $547,000 for the three months ended September 30, 1997 as compared to $119,000 for the comparable period in 1996.


Liquidity and Capital Resources

The Company operations and geographic expansion are funded from cash flow generated from operations, borrowings under the Company's credit line, borrowing from the principal shareholder and from balances generated from the Company's initial public offering. In August 1997, the Company consummated its initial public offering (the "Offering") of 1,800,000 shares of its Common Stock at an offering price of $12.00 per share, resulting in net proceeds to the Company of approximately $21 million. During September 1997, the over-allotment option of 135,000 shares was exercised and generated an additional $1,506,000 of net proceeds to the Company. As of September 30, 1997 the use of these funds are as follows: a distribution of $2,000,000 (the "Distribution") was paid to the sole shareholder of the Company prior to the initial public offering, $1,940,000 was paid to Citibank, N.A. to repay its line of credit, and $1,506,300 was used to fund current operations. The Company currently has no outstanding borrowings.

The Company's cash balances were $347,000 at December 31, 1996, and $16,771,000 at September 30, 1997. Net cash provided in operating activities was $49,000 for the nine months ended September 30, and 1997. Net cash used in operating activities was $655,000 for the nine months ended September 30, 1996. Net cash provided in operating activities was $555,000 for the three months ended September 30, and 1997. Net cash used in operating activities was $150,000 for the three months ended September 30, 1996. In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term commercial paper with a credit rating no lower than A1, P1.

Historically, the Company's primary cash requirements had been satisfied through periodic use of its line of credit and from borrowings from the Company's sole shareholder prior to the Company's initial public offering. During 1996 and into early 1997, the Company steadily increased its line of credit with Citibank, N.A. from $200,000 to $3,100,000 to satisfy operating needs and fund the repayment of certain loans to the sole shareholder. At the time of the public offering, $2,665,000 was outstanding under this line of credit and the Distribution was outstanding. Immediately following the public offering, substantially all of these amounts were paid. The Company currently has no outstanding borrowings.

The line of credit is guaranteed by the Company's shareholder. The line of credit bears interest at a variable rate based on prime plus 1% (9.25% at December 31, 1996, and 9.5% at September 30, 1997).

The Company's accounts receivable at December 31, 1996 and September 30, 1997 were $4,164,000 and $7,282,000, representing 65 and 73 days of sales outstanding ("DSO"), respectively. The Company does not anticipate any difficulty in collecting amounts due, since this increase in DSO resulted from increased sales toward the end of the reporting period and business with a client that has been granted longer payment terms. A significant client of the Company accounted for 8% and 25% of revenues for the year ended December 31, 1996 and the nine months ended September 30, 1997, respectively. A second significant client of the Company accounted for 12% and 8% of revenues for the year ended December 31, 1996 and the nine months ended September 30, 1997, respectively. A third significant client of the Company accounted for 8% and 6% of revenues for the year ended December 31, 1996 and the nine months ended September 30, 1997, respectively.

Net cash provided in financing activities was $16,572,000 for the current period representing the proceeds from the public offering, offset by repayment of bank debt and loans and the Distributions. Net cash provided in financing activities for the prior period was $420,000 primarily representing proceeds of loans by the principal shareholder.

Net cash used in investing activities was $198,000 for the current period representing the investment of the net proceeds from the Offering and the purchase of fixed assets. Net cash used in investing activities for the same 1996 period was $179,000 representing the purchase of fixed assets and to a lesser extent an advance to a joint venture.

In management's opinion, cash flows from operations and borrowing capacity combined with proceeds from the Offering will provide adequate flexibility for funding the Company's working capital obligations and expansion plans.

Statements included in this Management's Discussion and Analysis and elsewhere in this document that do not relate to present or historical conditions are "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risk and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements may include, without limitation, statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "forecasts," "intends," "possible," "expects," "estimates," "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the anticipated growth of the information technology industry, the continued needs of current and prospective customers for the Company's services, the availability of qualified professional staff, and price and wage inflation.

New Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share" ("SFAS 128"), which the Company is required to adopt on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary(basic) earnings per share, the dilutive effect of stock options will be excluded.The impact of the adoption of SFAS 128 on the calculation of earnings per share for periods prior to September 30, 1997, is not expected to be material.

In June 1997, the FASB issued Statement No. 131. "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which the Company is required to adopt for its year ended December 31, 1998. SFAS No. 131 establishes standards for the way that public business enterprises report information about operation segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about product and services, geographic areas, and major customers. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flow.

Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds

The following information is furnished pursuant to Item 701(f) of Regulation S-K in connection with the Company's Offering:

The effective day of the Securities Act registration: August 7, 1997

The commission file number assigned to the subject registration statement:
 333-29233

The date on which the offering commenced: August 8, 1997

The date on which the offering terminated: August 13, 1997; the offering terminated after all of the securities were sold

The names of the managing underwriter(s): The Robinson-Humphrey Company, Inc.
 and Wheat First Butcher Singer

The title of securities registered: Common Stock, $0. 01 par value

For each of securities registered, the amount registered: 2,070,000 shares (including underwriters' over allotment)

Aggregate price of the offering amount registered: $20,088,000

For each of securities the amount sold: 2,070,000 shares (including underwriter's over allotment and 170,000 shares sold by a selling shareholder)

Aggregate offering price of each securities of the amount sold: $21,594,600
 (includes $1,738,800 sold by a selling
shareholder)

From the effective date of the Securities Act registration statement to the ending date of the reporting period, the amount of expenses incurred for the Company's account in connection with the issuance and distribution of the Securities registered: $2,030,300

Underwriters  discounts and commissions $1,512,000
Auditors Fees $ 130,000
Legal Fees $ 191,500
Printing Expenses $ 141,300
Miscellaneous  Filing Fees and Other Expenses $ 55,500

Such payments referred to above were not direct or indirect payments to officers, directors, general partners of the issuer or their associates, affiliates of the issuer or any person owning 10% or more of any class of equity securities of the issuer, nor were such payments referred to above were direct or indirect payments to others, except as indicated

Net offering proceeds were: $21,594,000

From the effective date of the Securities Act registration to the end of the reporting period the amount of net offering proceeds used for any purpose for which at least 5% of the issuer's total offering proceeds, whichever is less, has been used were:

Pay Distribution $2,000,000
Retirement of Debt, together with accrued interest thereon $1,940,000 Working Capital and General Business Purposes $1,506,300

Except for the Distribution, such payments referred to above were not direct or indirect payments to officers, directors, general partners of the issuer or their associates, affiliates of the issuer or any person owning 10% or more of any class of equity securities of the issuer, nor were such payments referred to above were direct or indirect payments to others, except as indicated

If the use of proceeds disclosed represents a material change in the use of proceeds described in the prospectus, describe the material change:



Item 6. Exhibits and Reports on Form 8-K

Exhibits
27 Financial Data Schedule: Information Provided Pursuant to Article 5 of
 Regulation S-X


No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE A CONSULTING TEAM, INC.


November 14, 1997 By: /s/ Shmuel BenTov
Date Shmuel BenTov, President
and Chief Executive Officer



November 14, 1997 By: /s/ Frank T. Thoelen
Date Frank T. Thoelen, Secretary-Treasurer
and Chief Financial Officer