Form 10KSB
period 1997-12-31
A CONSULTING TEAM INC
filed 1998-03-31
CIK 1040792

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                              FORM 10-KSB

(Mark One):

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997
                                                        OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ___________

                 Commission file number:     0-22945

                    THE A CONSULTING TEAM, INC.
          (Name of Small Business Issuer in Its Charter)

           New York                                     13-3169913
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)

      200 Park Avenue South                           (212) 979-8228
     New York, New York 10003                     (Issuer's Telephone Number,
 (Address of Principal Executive Offices)            Including Area Code)

          Securities registered under Section 12(b) of the Act:
                                 None

          Securities registered under Section 12(g) of the Act:
                             Common Stock

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year:  $35,215,911.

The aggregate market value of the voting stock held by non-affiliates of the registrant was $24,783,600 based on the last reported sales price of $12.00 on The Nasdaq Stock Market(SM) on March 17, 1998 as reported by Nasdaq.

As of March 17, 1998, there were 5,485,000 shares of Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format: Yes           No     X

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, which will be filed on or before April 15, 1998, are incorporated by reference into Part III of this Report.

                              TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Item 1. Description of Business................................................1

        General ...............................................................1

        Industry Background....................................................1

        Growth Strategy........................................................2

        TACT Operations........................................................3

        Clients ...............................................................5

        TACT Recruiting........................................................5

        TACT Research..........................................................6

        Marketing Activities...................................................6

        Competition............................................................7

        Human Resources........................................................7

        Intellectual Property Rights...........................................7

Item 2. Description of Properties..............................................8

Item 3. Legal Proceedings......................................................8

Item 4. Submission of Matters to a Vote of Security Holders....................8

Item 5. Market for Common Equity and Related Stockholder Matters...............8

        Price Range of Common Stock............................................8

        Dividend Policy........................................................8

        Approximate Number of Stockholders.....................................8

        Recent Sales of Unregistered Securities................................8

Item 6. Management's Discussion and Analysis of Plan of Operation..............8

        Overview...............................................................9

        Results of Operations.................................................10

        Comparison of Year Ended December 31, 1997
         to the Year Ended December 31, 1996..................................10

        Comparison of Year Ended December 31, 1996
         to the Year Ended December 31, 1995..................................11

        Liquidity and Capital Resources.......................................12

        New Accounting Pronouncements.........................................13

        Impact of Year 2000...................................................13

        Factors That Could Affect Operating Results...........................13

Item 7. Financial Statements..................................................16

Item 8. Changes in and Disagreements With Accountants on Accounting and
        Financial Disclosure..................................................16

Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act.....................16

Item 10. Executive Compensation...............................................16

Item 11. Security Ownership of Certain Beneficial Owners and Management.......16

Item 12. Certain Relationships and Related Transactions.......................16

Item 13. Exhibits List and Reports on Form 8-K................................17

Signatures....................................................................18

PART I

This  Annual  Report  on  Form  10-KSB  contains   forward-looking   statements.
Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission ("SEC") filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements due to risks and factors identified from time to time in the Company's filings with the SEC including those discussed in this Report.

Item 1.  Description of Business

General

         The A Consulting Team, Inc., a New York company incorporated in 1983 (the "Company" or "TACT"), provides enterprise-wide information technology ("IT") consulting, software and training services and solutions primarily to Fortune 1000 companies in a wide range of industries. The Company generally serves as an outside resource to a client's internal IT staff, providing a broad range of consulting services including strategic IT consulting, IT solutions and IT professional services to improve the client's productivity, competitive position and performance. Strategic IT consulting includes technology infrastructure advisory services and systems architecture design. IT solutions include planning, designing and implementing enterprise-wide information systems, such as workgroup solutions (Microsoft Exchange and Lotus Notes(R)); client/server; internet/intranet and EDI; database management services; application design, development and implementation; networking; imaging and workflow; and systems integration. IT professional services include systems support, maintenance and contract programming. TACT's ability to provide comprehensive services and solutions across diverse technology platforms allows its clients to maintain and enhance their current systems while embracing new technologies. Clients of the Company include Alamo Rent-A-Car Inc., Allied Signal, Inc., BMW of North America, Inc., Chase Manhattan Bank, ChaseMellon Shareholder Services, Citibank, N.A., Dreyfus Corporation, First Chicago Trust Company, General Electric Company, Goldman Sachs & Co., The Guardian Life Insurance Company of America, Humana Inc., International Business Machines Corporation, Metropolitan Life Insurance Co., Merrill Lynch Pierce Fenner & Smith Incorporated, National Broadcasting Co., Inc., New York Life Insurance Company, Norfolk Southern Corporation, Pacific Telecom, Inc., Pfizer Inc., Prudential Insurance Company, St. John's University and Summit Bancorp. For the year ended December 31, 1997, no client accounted for more than 10% of revenues, except for one client which accounted for 24% of revenues. The Company's customers are primarily located in the New York/New Jersey/Connecticut metropolitan area.

     On August 8, 1997, the Company commenced an underwritten public offering (the "Offering") whereby 1,935,000 shares of Common Stock, $.01 par value (the "Common Stock"), were sold by the Company (including 135,000 shares of Common Stock sold by the Company pursuant to the underwriters' over-allotment option). Mr. Shmuel BenTov, Chairman of the Board, Chief Executive Officer and President of TACT, also sold 135,000 shares of Common Stock as part of the underwriters' over-allotment option. Net proceeds to the Company from the Offering were approximately $21,071,000. See "Management's Discussion and Analysis of Plan of Operation--Liquidity and Capital Resources."

Industry Background

         The IT industry has experienced accelerating growth in recent years due to rapid technological advances. These advances include more powerful and less expensive computer technology and the transition from predominantly centralized mainframe computer systems to open and distributed computing environments. Additionally, information technology is becoming more critical to successful business operations. IT services are no longer a peripheral component of most organizations but instead are integral to many key business processes. At the same time, managing information technology, especially distributed architectures, has become more complex and expensive. Accordingly, organizations are increasingly turning to external IT services organizations to develop, support and enhance their internal IT systems.

By outsourcing IT services,companies are able to (i) focus on their core business, (ii) access specializedtechnical skills, (iii) implement IT solutions more rapidly, (iv) benefit fromflexible staffing, providing a variable cost solution to a fixed cost issue, and(v) reduce the cost of recruiting, training, and adjusting the number of employees as IT requirements change. Based on industry sources, IT outsourcing in the United States is estimated to increase from approximately $50 billion in 1995 to approximately $100 billion in 2000, representing a compound annual growth rate of approximately 15%. The Company has achieved a compound annual revenue growth rate of 52.4% for the four year period ended December 31, 1997.

         The Company operates in a highly fragmented segment of the IT services industry. In addition to the consulting divisions of the "Big Six" accounting firms, the Company's competitors include a large number of small and medium-sized consulting firms as well as divisions of national and regional consulting firms. The Company believes that the industry is experiencing a trend toward consolidation and that there may be opportunities to expand TACT's current business through acquisitions of small local or regional competitors.

Growth Strategy

         The Company's objective is to be a leading provider of IT services and solutions for Fortune 1000 companies and other organizations with diverse IT needs in select geographic markets nationwide. In order to achieve this objective, the Company is pursuing the following strategies:

         Cross-Sell   Additional  IT  Services  To  Existing  Clients.  TACT  is
         leveraging its existing client base by offering its current clients additional IT consulting, software and training services.

         Expand  Client  Base.  The  Company  is  developing  additional  client relationships in geographic markets where the Company maintains Solution Branches, through targeted marketing initiatives, participation in local and national trade shows, user group meetings and conventions, referrals from existing clients and direct mail.

         Expand the Range of Technical Practices. The Company has developed an array of technical service offerings organized into specific Technical Practices in particular information technologies, such as Client/Server, Windows NT, Messaging, and Year 2000 and Conversions. The Company is committed to continuously expanding its Technical Practice expertise and plans to add additional Technical Practices, such as PeopleSoft and SAP, in the future. TACT believes the expansion of its service offerings will allow the Company to continue to address its clients' needs throughout the life-cycle of their IT systems, thereby providing the opportunity to become a preferred provider of IT solutions for its client base.

         Open Additional Solution Branches. The Company opened a Solution Branch in Connecticut in December of 1997, and expects to increase its client base by opening additional Solution Branches in select major markets throughout the country. The Company plans to target markets where its existing consulting, software and training clients have operations. TACT believes that local Solution Branches create a competitive advantage over competing firms without a local presence by establishing greater name recognition for the Company and increasing referrals for its services within the potential client base in that market.

         Increase  Sales  and  Marketing  of  Software   Products  and  Training
         Services. The Company intends to continue to add to its software product offerings by identifying and marketing innovative third-party developed software products, particularly in the area of Windows NT add-on products. TACT also intends to increase its marketing efforts of its software products through trade shows, direct mail, telemarketing, telesales, client presentations and referrals, as well as expand its training services.

         Attract, Develop, Motivate and Retain Quality IT Professionals. The Company's past and future success is dependent upon its ability to attract, develop, motivate and retain highly qualified personnel.  The  Company  offers  attractive  compensation  and benefit packages, free training opportunities, and devotes significant resources to recruiting.

TACT Operations

         The Company provides enterprise-wide IT consulting, software and training services and solutions to Fortune 1000 companies and other organizations in a wide range of industries. The Company's services offered through TACT Consulting include strategic IT consulting, IT solutions and IT professional services designed to improve the client's productivity, competitive position and performance. TACT Software markets software add-on tools to enhance database environments, mainframe and non-mainframe connectivity and Windows NT administration. TACT Training offers a wide selection of technical and end-user training courses in client/server, internet/intranet, legacy and networking technologies for both clients and consultants.

         TACT Consulting. TACT Consulting provides enterprise-wide IT Consulting Services across diverse technology platforms for Fortune 1000 companies and other organizations. Strategic IT consulting includes technology infrastructure advisory services and systems architecture design. IT solutions include planning, designing and implementing enterprise-wide information systems, such as workgroup solutions (Microsoft Exchange and Lotus Notes); internet/intranet and EDI; client/server; database management services; application design, development and implementation; networking; imaging and workflow; and systems integration. Revenues from consulting services were $32,481,000 (92.2% of total revenues), $18,981,000 (90.4% of total revenues) and $14,430,000 (90.1% of total revenues) for the years ended December 31, 1997, 1996 and 1995, respectively.

         By focusing on its technical expertise, high level of service and business-oriented IT solutions, the Company has attempted to build a reputation as a quality provider of IT consulting services. The Company continuously identifies and develops additional technical expertise in emerging technologies in anticipation of the evolving IT needs of its clients. In order to become a one stop solution provider for its client's IT needs, the Company has organized its extensive service offerings into specific Technical Practices having specialized expertise in particular information technologies. The Company's current Technical Practices and other specialized areas of expertise include Internet/Intranet, Client/Server, Legacy Systems, Networking and System Management, Windows NT, Year 2000 and Conversions, Imaging and Workflow, Quality Assurance and Testing, Messaging, Security, Data Warehousing and Lotus Notes/Microsoft Exchange.

         Each Technical Practice is managed by an expert in that particular IT field. Technical Practice Managers architect and develop solutions for the Company's clients as well as interact closely with one another to devise a total solution that spans multiple technologies and platforms for a client. Additionally, the Technical Practice Managers continually perform quality assurance reviews to ensure that the proposed solution addresses both the technical and business needs of the client. The Company has organized its services into Technical Practices in an effort to enable TACT to deliver IT services quickly and efficiently to solve the diverse IT needs of its clients.

         TACT markets and delivers its IT solutions through TACT Solution Teams composed of Project Managers, Technical Practice Managers and Technical Specialists. These professionals possess the project management skills, technical expertise and industry experience to identify and effectively address a particular client's technical needs in relation to its business objectives. TACT's focus on providing highly qualified IT professionals allows the Company to identify additional areas of the client's business which could benefit from the Company's IT solutions, thereby facilitating the cross-marketing of multiple Company services. The Company keeps its Solution Teams at the forefront of emerging technologies through close interaction with TACT research personnel who identify innovative IT tools and technologies with significant applications for Fortune 1000 companies and other organizations. As a result, management believes that TACT Solution Teams are prepared to anticipate client needs, develop appropriate strategies and deliver comprehensive IT services, thereby allowing the Company to deliver the highest quality IT services in a timely fashion.

         A Solution Team is typically deployed from one of the Company's local Solution Branches in order to provide solutions to its clients by utilizing local resources. Currently, the Company maintains three Solution Branches - one in each of New York, New Jersey and Connecticut. Management's experience has been that the local presence established by a Solution Branch improves the Company's ability to attract local clients, as well as its ability to attract, develop, motivate and retain locally-based IT professionals. The Company's corporate headquarters supports each Solution Branch and performs many functions which allow the Solution Branches to focus on recruiting, sales and marketing. Management has developed the TACT Solution Teams, as well as TACT's local Solution Branch structure, in an effort to advance the Company's objective of establishing and maintaining long-term relationships with its clients. Sixteen of the Company's top twenty clients measured by revenue for the year ended December 31, 1997 had been clients for over three years.

         Solution Branch Managers are responsible for recruiting consultants, assigning consultants to fulfill client requirements, implementing sales and marketing programs, and managing client and employee relations. In employing new Solution Branch Managers, the Company seeks candidates who have demonstrated IT industry and local client knowledge, managerial and organizational skills, initiative and strong interpersonal skills. In addition, a portion of the Solution Branch Managers' compensation results from an incentive bonus package based upon revenue and profit generated by the Solution Branch, fostering an entrepreneurial culture throughout the Company.

         TACT has established professional affiliations that enable the Company to share technical and industry knowledge and pursue marketing opportunities. TACT is currently an IBM BESTeam Member, Microsoft Solution Provider and Computer Associates Consulting Partner. These relationships typically allow the Company to receive information, products and product support and participate in training programs which may enable the Company's employees to become certified in a given technology.

         TACT Software. TACT markets and distributes over 20 software products developed by independent software developers. The Company believes its relationships with over 150 software clients throughout the country provide opportunities for the delivery of additional TACT consulting services. The software products offered by TACT Software are developed in England and Finland and marketed primarily through trade shows, direct mail, telemarketing, client presentations and referrals. TACT Software personnel currently includes sales and marketing personnel as well as 24-hour technical support. Revenues from the sale of software products were approximately $2.5 million, $1.8 million and $1.4 million, representing 7.2%, 8.5% and 8.6% of total revenues for the years ended December 31, 1997, 1996 and 1995, respectively.

         TACT's software product offerings include add-on tools that enhance functionality, performance and productivity of IDMS database environments, IDMS and DB2 connectivity, and mainframe and non-mainframe connectivity. For example, the Company's VEGA-90's software allows coexistence of mainframe and non-mainframe clients in a client/server environment as well as connectivity between IDMS and DB2 database systems.

         The Company intends to continue to focus on adding to its software product offerings by identifying and marketing innovative third-party developed software products and become a leading provider of Windows NT add-on products. TACT intends to increase its marketing efforts of new and existing software products through telemarketing, telesales, direct mail, client presentations, trade shows and referrals. The Company intends to leverage existing software client relationships by targeting new Solution Branches in or near markets where software clients are located to cross-sell consulting services.

         In 1997, TACT engaged in discussions with a number of third-party software developers, and in particular the Company entered into definitive agreements with Computer Associates ("CA"). TACT Software is an authorized reseller of CA software products, including Unicenter TNG, an advanced, multiple component, multifunctional system management product. TACT has also begun training consultants in-house to become CA-Certified Unicenter Engineers ("CUE's"), who will be trained to install, configure and customize Unicentering for TACT clients. In keeping with the Company's integrated services approach to serving the marketplace, TACT Consulting presently plans to make CUE's available for placement at client sites to implement the Unicenter TNG applications.

         TACT Training. TACT offers an extensive selection of technical training courses to Fortune 1000 companies and other organizations at either TACT's Training Center or at a client's site. These courses include classes in client/server and legacy technologies as well as in recent technologies, such as JAVA, ActiveX, Active Server Pages and HTML. In addition, the Company conducts presentations on specific topics, such as co-existence of legacy and client/server systems, use of legacy mainframe databases as servers, conversion/migration of legacy systems to new architectures and performance monitoring/tuning. TACT offers end-user training for both off-the-shelf software, such as Microsoft Office and Lotus Notes, and customer specific applications. Revenues from training services represented less than 1% for the year ended December 31, 1997 and approximately 1% of total revenues for the years ended December 31, 1996 and 1995 respectively.

         The Company's training services are often included in total project solutions for businesses, in retraining MIS personnel in new technologies, and in software vendor product training. These courses may be customized to address a client's specific needs and are taught at the client's site or at the TACT Training Center. TACT utilizes computer labs to enable participants to gain practical experience in the materials presented. TACT's training curriculum is developed in-house by technicians with a working experience in the technologies being taught. In addition, TACT provides a "Fast Track" program and a series of "For Consultants Only" classes on evenings and weekends to train/re-train the consultant community in new technologies. All classes are free of charge for TACT employees. Consultants who are non-TACT employees pay a nominal fee which is refunded if the consultant joins TACT within three months after completing the training.

         Management believes that TACT's training services are an important and differentiating factor in attracting and retaining IT professionals. TACT training courses introduce prospective consultants to the Company and provide for technical advancement for the Company's existing consultants. TACT training clients also represent an opportunity for the Company to market additional services such as consulting services. The Company has been successful in generating consulting business from its training clients and plans to continue to identify situations where its knowledge of a training client's needs can lead to other IT business.

Clients

         The Company's clients consist primarily of Fortune 1000 companies. Because of the diverse range of industries in which the Company's clients operate, the Company believes that it is not dependent upon any single industry or market. The Company seeks to establish and maintain long-term relationships with its clients. Sixteen of the Company's top twenty clients measured by revenue for the year ended December 31, 1997 had been clients for over three years. In each of the last three years, the Company has had at least one customer with revenues exceeding 10% of the Company's revenues. In 1997, the largest customer represented 24% of revenues, while in 1996 and 1995 the largest customer represented 12% and 14% of revenues, respectively. In 1995, a second customer represented 11% of revenues. Besides these customers, no other customer represented greater than 10% of the Company's revenues.

         The Company believes the ability to provide qualified personnel in a timely manner, to understand specific technical requirements and to ensure client satisfaction are the primary factors in attracting and retaining clients. Although the Company believes it offers its services at competitive prices, it is typically not the lowest priced provider and, instead, competes on the basis of technical expertise and quality of service.

TACT Recruiting

         The Company's success depends in large part upon its ability to attract, develop, motivate and retain highly skilled technical consultants. Because qualified technical consultants are in great demand and are likely to remain a limited resource for the foreseeable future, the Company dedicates significant human and capital resources to recruit consultants with both IT consulting and industry experience. The Company's corporate headquarters has overall responsibility for national, international and internet recruiting and for providing corporate-wide recruiting guidelines and procedures. In addition, each Solution Branch works with corporate headquarters to recruit locally-based consultants. TACT conducts ongoing candidate searches and maintains an extensive central repository of data for candidates and client requirements.

         The Company hires consultants through various recruiting efforts and by referral from the technical and administrative personnel of the Company. Each candidate is screened through detailed interviews by the Company's recruiting, technical and management personnel. In addition, the Company's training programs provide a pool of experienced candidates from which the Company has recruited and hired qualified consultants. Consultants include management consultants, project managers, team leaders, system architects, business analysts, system analysts, database administrators, programmer analysts, programmers, data warehousing specialists, systems administrators, LAN administrators and messaging specialists. The Company seeks to offer its consultants competitive pay, attractive assignment opportunities and state of the art training and retraining courses, and offers stock options as part of an overall compensation program to attract and retain certain technical specialists.

TACT Research

         TACT continuously researches new technologies developed by third parties to determine their viability and potential acceptance in the Fortune 1000 marketplace. TACT research personnel work closely with Technical Practice Managers to predict future tools and technologies to be used by corporate America so that TACT consultants can be trained in those emerging technologies. TACT research personnel also prepare technology demonstrations and pilot projects used in the Company's marketing and sales efforts and identify, evaluate and recommend software products, including those to be marketed by TACT's Software division. In addition, TACT research personnel participate in short-term special projects requiring particular expertise for certain of the Company's clients.

Marketing Activities

         TACT markets its services to its clients directly through its marketing and relationship management personnel at its corporate headquarters. The Company's relationship managers focus their marketing efforts at the level of chief information officers and senior executives who determine corporate level IT needs and requirements. The Company's customer relationship managers interact closely with the Company's sales, recruiting and Technical Practice personnel. Sales representatives at the Solution Branch level initiate contacts at lower levels within an organization, but target individual's ranging from actual end users up through the senior decision makers.

         The Company also markets its services through various targeted marketing initiatives. One such initiative is The Tactician magazine, which is regularly published in-house and distributed by TACT. The Tactician presents articles on a variety of topics including current TACT projects, TACT's accomplishments, industry viewpoints and technology trends, technology "bugs" or "fixes," product reviews and business-related news and developments. The magazine circulates both to existing and potential clients as well as existing consultants and candidates. Another marketing resource, which has also served the Company in its recruiting efforts, is the Company's web site at http://www.tact.com. The web site provides information about TACT consulting and training services and software products to the IT community.

         The Company's participation in local and national user groups, trade shows, conventions and expositions enhances the Company's visibility, name recognition and contacts. TACT Consulting, for example, exhibited a demonstration of its web-enabled database transaction capabilities by creating personalized web pages for visitors at the DB-Expo and Internet World shows in New York City in 1997. TACT Software exhibited its products at COMDEX Chicago and Las Vegas, the Windows NT/Internet Solutions show in San Francisco, Computer Associates World `97 in New Orleans and IDUG `97 in Chicago. In addition, TACT's recruiting personnel regularly participate in IT industry career fairs.

Competition

         The market for IT services is intensely competitive. It is affected by rapid technological advances and includes a large number of competitors. Primary competitors include the consulting divisions of "Big Six" accounting firms, systems consulting and implementation firms, application software firms and management consulting firms. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than the Company. In addition, the Company competes with its clients' internal resources, particularly when these resources represent an existing cost to the client. Such competition may impose additional pricing pressures on the Company.

         The Company believes that the principal competitive factors in the IT services market include breadth of services offered, technical expertise, knowledge and experience in the industry, quality of service and responsiveness to client needs. The Company believes it competes primarily on the basis of its in-depth technical expertise, timely delivery of products and services and quality of service.

         A  critical  component  of the  Company's  ability  to  compete  in the marketplace is its ability to attract, develop, motivate and retain skilled professionals. Although highly skilled technical employees, particularly project managers and technical specialists, are in great demand, the Company believes it can compete favorably in hiring such personnel by offering competitive compensation packages and attractive assignment opportunities.

Human Resources

         At December 31, 1997, the Company had 319 employees and independent contractors, of whom 229 were consultants, 12 were recruiting personnel, 28 were sales and marketing personnel, 11 were technical and customer service personnel, and 39 were executive and administrative personnel. The Company utilizes the services of a significant number of independent contractors to act as consultants. These independent contractors are not employees of the Company, and there can be no assurance that the services of these independent contractors will continue to be available to the Company on terms acceptable to the Company.

         The Company does not have any collective bargaining, pension, or incentive compensation arrangements with any of its employees or independent contractors. The Company considers its relations with its employees and independent contractors to be good.

Intellectual Property Rights

         The Company relies upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom the Company licenses intellectual property. The Company has entered into confidentiality agreements with its employees and limits distribution of proprietary information. There can be no assurance, however, that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. In addition, the Company is aware of other users of the term "TACT" and combinations including "A Consulting," which users may be able to restrict the Company's ability to establish or protect its right to use these terms. The Company has in the past been contacted by other users of the term "TACT" alleging rights to the term. The Company's inability or failure to establish or protect rights to these terms may have a material adverse effect on the Company's business, results of operations and financial condition.

         Software developed by the Company in connection with a client engagement is typically assigned to the client. In limited situations, the Company may retain ownership or obtain a license from its client, which permits the Company or a third party to market the software for the joint benefit of the client and the Company or for the sole benefit of the Company.

Item 2.  Description of Properties

         The Company does not own any real property. The Company's principal executive offices are leased and are located at 200 Park Avenue South, New York, New York and consist of approximately 11,000 square feet of space. For the New Jersey Solutions branch, the Company leases a facility at 67 Walnut Avenue, Clark, New Jersey, consisting of approximately 2,600 square feet of space. The Company leases a facility consisting of approximately 3,900 square feet of space for its Stamford, Connecticut Solutions Branch, which opened in December 1997.

Item 3.  Legal Proceedings

         The Company is not involved in any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Price Range of Common Stock

         The Company's common stock is currently included in the Nasdaq National Market system under the symbol TACX. TACT completed an initial public offering in August 1997. Prior to that date there was no market for the Company's Common Stock. The following table sets forth, on a per share basis for the periods shown, the range of high and low sales prices of the Company's Common Stock as reported by Nasdaq:

Fiscal Year                             High                     Low
-----------                             -------                  ------
1997
  Third Quarter                         $14.125                  $12.00
  Fourth Quarter                        $12.875                  $ 9.25

Dividend Policy

         The Company has never paid any cash dividends on its Common Stock. The Company currently intends to retain future earnings for use in its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Approximate Number of Stockholders

         As of March 3, 1998, there were approximately 8 shareholders of record. The Company believes that the number of beneficial shareholders exceeds 400.

Recent Sales of Unregistered Securities

         There have been no sales of unregistered securities by the Company.

Item 6.  Management's Discussion and Analysis of Plan of Operation

         The following discussion and analysis of significant factors affecting the Company's operating results and liquidity and capital resources should be read in conjunction with the accompanying financial statements and related notes.

Overview

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

         The Company establishes standard billing guidelines for consulting services based on the type of service offered. Actual billing rates are established on a project by project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a semi-monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided, whereas consulting services revenues generated under fixed-price engagements are recognized according to the percentage of completion method.

         The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company's financial performance is primarily based upon billing margin (billable hourly rate less the consultant's hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). During the periods presented, the Company has been able to increase its billing margins by increasing its hourly billing rates and through higher margin service offerings in new technologies such as client/server and internet/intranet. These increases, however, were partially offset by increases in consultants' and employees' salaries and wages. Because most of the Company's engagements are on a time and materials basis, the Company generally has been able to pass on to its clients most increases in cost of services. Accordingly, such increases have historically not had a significant impact on the Company's financial results. Further, most of the Company's engagements allow for periodic price adjustments to address, among other things, increases in consultant costs. TACT also actively manages its personnel utilization rates by constantly monitoring project requirements and timetables. As projects are completed, consultants are re-deployed either to new projects at the current client site or to new projects at another client site, or are encouraged to participate in TACT's training programs in order to expand their technical skill sets.

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

         The Company's revenue growth has been driven by three primary factors: increasing the number of technical consultants, managing the business to attain higher average billing rates through the delivery of higher value-added services to the Company's clients, and carefully managing consultant utilization rates. Additionally, the Company has expanded its Technical Practices into areas such as Windows NT and Internet/Intranet, which has enabled it to cross-sell higher-margin services. The Company also has been successful in expanding existing client relationships as well as establishing new client relationships. Such relationships are established and maintained through the Company's local Solution Branch offices located in New York and New Jersey.

         On August 8, 1997, the Company commenced an underwritten public offering (the "Offering") whereby 1,935,000 shares of Common Stock, $.01 par value (the "Common Stock"), were sold by the Company (including 135,000 shares of Common Stock sold by the Company pursuant to the underwriters' over-allotment option). Mr. Shmuel BenTov, Chairman of the Board, Chief Executive Officer and President of TACT, also sold 135,000 shares of Common Stock as part of the underwriters' over-allotment option. Net proceeds to the Company from the Offering were approximately $21,071,000. See "Management's Discussion and Analysis of Plan of Operation--Liquidity and Capital Resources."

         The Company opened an additional Solution Branch in Connecticut in December of 1997. The Company plans to open additional Solution Branches in one or two other select major U.S. markets in

1998. Considering its limited experience with opening Solution Branches, the Company cannot predict when new Solution Branches will contribute to the Company's net income. Until such time, the Company will have incurred the costs associated with opening each new Solution Branch, including the costs of salaries and occupancy.

         The Company was an S Corporation between January 1, 1995 and August 12, 1997, the day before the Company completed the Offering. During this period, the Company was not subject to federal income taxes at the corporate level.

Results of Operations

         The following tables set forth the percentage of revenues of certain items included in the Company's Statements of Operations:

                                                    Year Ended
                                                    December 31,
                                     --------------------------------------
                                         1997          1996         1995
                                         ----          ----         ----

Consulting services.............         92.2 %        90.4 %       90.1 %
Software licensing..............          7.2           8.5          8.6
Training services...............          0.6           1.1          1.3
                                    ------------  ------------   ----------
     Total revenues.............        100.0         100.0        100.0
Cost of revenues................         68.0          69.2         68.9
                                    ------------  ------------   ----------
     Gross profit...............         32.0          30.8         31.1
Selling, general and
 administrative expense.........         22.6          30.1         29.4
Income (loss) from operations...          9.5           0.5          0.6
Net income......................          7.2             *          1.2
Pro forma income from
 operations.....................          9.4           6.3            -
Pro forma net income............          5.6           3.3            -

----------
*Represents less than 0.1%.

Comparison of Year Ended December 31, 1997 to Year Ended December 31, 1996

     Revenues. Revenues of the Company increased by $14.2 million, or 68%, from $21.0 million for the year ended December 31, 1996 ("1996") to $35.2 million for the year ended December 31, 1997 ("1997"). Revenues from consulting services increased by $13.5 million, or 71%, from $19.0 million in 1996 to $32.5 million in 1997. As a percentage of total revenues, consulting services remained relatively constant at approximately 90%. The increase in 1997 revenues from consulting services was primarily the result of an increased number of consultants and, to a lesser extent, higher hourly billing rates and a higher consultant utilization rate. The number of consultants engaged by the Company increased 52% from December 31, 1996 to December 31, 1997. The Company continued to receive significant full life cycle projects involving networking and system management, Windows NT rollout, client/server development, quality assurance and testing, and internet/intranet from existing clients which resulted in higher billings.

         Software licensing revenues increased by $0.7 million, or 43%, from $1.8 million in 1996 to $2.5 million in 1997. This increase was primarily due to an increase in Year 2000 product sales and in license renewals.

         Revenues from training represented less than 1% of the Company's total revenues in 1997 and approximately 1% in 1996.

         Gross Profit. The resulting gross profit increased by $4.8 million, or 74%, from $6.5 million in 1996 to $11.3 million in 1997. As a percentage of total revenues, gross profit increased slightly from 31% of total revenues in 1996 to 32% in 1997.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.7 million, or 26%, from $6.3 million in 1996 to $8.0 million in 1997. Expressed as a percentage of sales, selling, general and administrative expenses decreased, representing 23% of total 1997 revenues as compared to 30% of total 1996 revenues. The increase in selling, general and administrative expenses in 1997 was primarily the result of increases in the number of technical practice personnel hired and not fully utilized, the addition of sales, recruiting and administration staff, the establishment of the Stamford, Connecticut Solutions Branch office and increased health costs and depreciation expense.

         Actual and Pro Forma Net Income. Actual net income increased by approximately $2.5 million, from $8,000 in 1996 to $2.5 million in 1997. Pro forma net income was $2.0 million in 1997 as compared to $692,000 in 1996. Pro forma net income includes an adjustment for executive compensation to reflect the terms of new contracts with the Chief Executive Officer and Chief Financial Officer. In addition, it also includes an adjustment to provide for income taxes as if the Company had been a C corporation for all periods presented.

Comparison of Year Ended December 31, 1996 to Year Ended December 31, 1995

         Revenues. Revenues of the Company increased by $5.0 million, or 31%, from $16.0 million for the year ended December 31, 1995 ("1995") to $21.0 million in 1996. Revenues from consulting services increased by $4.6 million, or 32%, from $14.4 million in 1995 to $19.0 million in 1996. As a percentage of total revenues, consulting services remained relatively constant at approximately 90%. The increase in 1996 revenues from consulting services was primarily the result of an increased number of consultants and, to a lesser extent, higher hourly billing rates. The number of consultants engaged by the Company increased 34% from December 31, 1995 to December 31, 1996. The Company obtained several large projects from its existing client base and new clients related to higher value-added services such as internet/intranet, client/server and networking and system management services.

         Software licensing revenues increased by $0.4 million, or 28%, from $1.4 million in 1995 to $1.8 million in 1996. This increase primarily resulted from increased sales and marketing efforts by additional sales staff and the marketing of new software products.

         Revenues from training represented approximately 1% of the Company's total revenues in each of 1995 and 1996.

         Gross Profit. The resulting gross profit increased by $1.5 million, or 30%, from $5.0 million in 1995 to $6.5 million in 1997. As a percentage of total revenues, gross profit was approximately 31% for each of 1995 and 1996.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.6 million, or 34%, from $4.7 million in 1995 to $6.3 million in 1996. Expressed as a percentage of total revenues, selling, general and administrative expenses increased, representing 29% of total 1995 revenues as compared to 30% of total 1996 revenues. The increase in selling, general and administrative expenses in 1996 was primarily the result of an expansion implemented by the Company to develop additional Technical Practices.

         Actual Net Income. Actual net income decreased by approximately $182,000, from $190,000 in 1995 to $8,000 in 1996.

Liquidity and Capital Resources

         The Company's operations and geographic expansion are funded from cash flow generated from operations, borrowings under the Company's credit line, borrowing from the principal shareholder and from balances generated from the Offering. The Company sold a total of 1,935,000 shares of Common Stock in the Offering, generating net proceeds to the Company of approximately $21,071,000. As of December 31, 1997, the uses of these funds were as follows: a distribution of $2.0 million (the

"Distribution") was paid to the sole shareholder of the Company prior to the initial public offering, $1.9 million was paid to Citibank, N.A. to repay its line of credit, and $17.2 million was made available to fund current operations. The Company currently has no outstanding borrowings.

         The Company's cash balances were $347,000 at December 31, 1996, and $16,945,000 at December 31, 1997. Net cash provided by operating activities was $944,000 for the year ended December 31, 1997. Net cash used in operating activities was $1,030,000 and $841,000 for the year ended December 31, 1996 and 1995, respectively. In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term commercial paper with a credit rating no lower than A1, P1.

         Historically, the Company's primary cash requirements had been satisfied through periodic use of its line of credit and from borrowings from the Company's sole shareholder prior to the Company's initial public offering. During 1996 and into early 1997, the Company steadily increased its line of credit with Citibank, N.A. from $200,000 to $3,100,000 to satisfy operating needs and fund the repayment of certain loans to the sole shareholder. At the time of the public offering, $2,665,000 was outstanding under this line of credit and the Distribution was outstanding. Immediately following the public offering, substantially all of these amounts were paid. The Company currently has a line of credit of $2,100,000 and has no outstanding borrowings.

         The line of credit is guaranteed by the Company's shareholder. The line of credit bears interest at a variable rate based on prime plus 1% (9.25% at December 31, 1996, and 8.5% at December 31, 1997).

         The Company's accounts receivable at December 31, 1996 and December 31, 1997 were $4,164,000 and $7,238,000, respectively, representing 65 and 67 days of sales outstanding ("DSO"), respectively. The Company does not anticipate any difficulty in collecting amounts due, since this increase in DSO resulted from increased sales toward the end of the reporting period and business with a client that has been granted longer payment terms. In each of the last three years, the Company has had at least one customer with revenues exceeding 10% of the Company's revenues. In 1997, the largest customer represented 24% of revenues, while in 1996 and 1995 the largest customer represented 12% and 14% of revenues, respectively. In 1995, a second customer represented 11% of revenues. Besides these customers, no other customer represented greater than 10% of the Company's revenues.

         Net cash provided by financing activities was approximately $16,556,000 for the year ended December 31, 1997, representing the proceeds from the public offering, offset by repayment of bank debt and loans and the Distribution. Net cash provided by financing activities for the year ended December 31, 1996 was approximately $1,306,000, primarily representing proceeds from bank borrowings. Net cash provided by financing activities for the year ended December 31, 1995 was approximately $1,246,000, primarily representing proceeds of loans by the principal shareholder.

         Net cash used in investing activities was approximately $903,000 for the year ended December 31, 1997, representing the purchase of fixed assets. Net cash used in investing activities for the year ended December 31, 1996 was approximately $349,000 representing the purchase of fixed assets and to a lesser extent an advance to a joint venture. Net cash used in investing activities for the year ended December 31, 1995 was approximately $98,000, mainly representing the purchase of fixed assets.

         In management's opinion, cash flows from operations and borrowing capacity combined with proceeds from the Offering will provide adequate flexibility for funding the Company's working capital obligations and expansion plans.

New Accounting Pronouncements

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

Impact of Year 2000

     Management has initiated a program to prepare the Company's computer systems to accurately process transactions relating to the year 2000 and beyond. The Company utilizes third party vendor network equipment, telecommunication products, and other third party software products. The failure of any critical components in these products to operate properly in the year 2000 may have an adverse impact on business operations and require the Company to incur unanticipated expenses.

     The Company has an overall plan and a systematic process in place to make its internal financial and administrative systems year 2000 ready within the next twelve to eighteen months. Modification or replacement of portions of the Company's software may be required so that the computer systems will function properly with respect to date values for the year 2000 and thereafter. The Company presently believes that with modifications to existing software and conversions to new software, year 2000 issues will not pose significant operational problems for its computer systems.

     During the execution of the compliance process the Company will incur certain costs and expenses. Though the Company has not established a final cost estimate, the expense of the year 2000 compliance process is not expected to have a material effect on the Company's financial position or results of operations. The Company expects that its internal year 2000 compliance process will be completed on a timely basis. If such modifications are not made, however, or are not completed in a timely manner, the year 2000 issues could have a material impact on the operations and financial condition of the Company.

     Finally, the Company licenses software developed by third parties to end user clients. The third party developers have designed and tested the majority of their recent product offerings to be year 2000 compliant. However, there is currently a small minority of the Company's end user clients utilizing product offerings that have not been updated to meet the year 2000 compliance specifications. The Company is making efforts to address this issue and expects that the third party developers will continue to update older products and test all new product offerings for year 2000 compliance. The Company is requiring its third party software developers to represent that the products provided are or will be year 2000 compliant. There can be no assurance, however, that all of the Company's products under license and in use by clients will be year 2000 compliant prior to and following January 1, 2000. No assurances can be given that the Company can completely avoid all costs and uncertainties arising from non-compliance that might materially affect future financial results.

Factors That Could Affect Operating Results

     Statements included in this Management's Discussion and Analysis and elsewhere in this document that do not relate to present or historical conditions are "forward-looking statements" within the meaning of that term in
Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risk and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements may include, without limitation, statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "forecasts," "intends," "possible," "expects," "estimates," "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to the following factors, among other risks and factors identified from time to time in the Company's filings with the SEC. Among the important factors on which such statements are based are assumptions concerning the anticipated growth of the information technology industry, the continued needs of current and prospective customers for the Company's services, the availability of qualified professional staff, and price and wage inflation.

o The Company's expansion is dependent upon, among other things, (i) the availability of consultants as employees or independent contractors, (ii) the Company's ability to identify suitable new geographic markets with sufficient demand for the Company's services; to hire and retain skilled management, marketing, customer service and other personnel; and to successfully manage growth, including monitoring operations, controlling costs and maintaining effective quality and service controls and (iii) if the Company consummates any acquisitions, the Company's ability to successfully and profitably integrate any acquired businesses into its operations. If the Company's management is unable to manage growth or new employees are unable to achieve anticipated performance levels, the Company's business, results of operations and financial condition could be materially and adversely affected.

o The Company's business involves the delivery of professional services which depends in large part upon its ability to attract and retain highly skilled project managers, technical specialists and independent contractor consultants. The Company utilizes the services of a significant number of independent contractors to act as consultants. Since the Company does not have employment agreements with these individuals for any specific term, there can be no assurance that the services of these individuals will continue to be available to the Company on terms acceptable to the Company.

o The Company derives a significant portion of its revenues from a relatively limited number of clients primarily located in the New York/New Jersey metropolitan area of the United States. Revenues from the Company's ten most significant clients accounted for a majority of the Company's revenues in 1997. In each of the last three years, the Company has had at least one customer with revenues exceeding 10% of the Company's revenues. In 1997, the largest customer represented 24% of revenues, while in 1996 and 1995 the largest customer represented 12% and 14% of revenues, respectively. Clients engage the Company on an assignment-by-assignment basis, and a client can generally terminate an assignment at any time without penalty. The loss of, or reduction in revenue from, any significant customer could have a material adverse effect on the Company's business, results of operations and financial condition.

o The Company's success will depend in part on its ability to meet client expectations, develop IT solutions and offer software products, in each case that keeps pace with continuing changes in IT, evolving industry standards, changing client preferences and a continuing shift to outsourced solutions by clients. There can be no assurance that the Company will be successful in adequately addressing the outsourcing market or other IT or software developments on a timely basis or that, if addressed, the Company will be successful in the marketplace. There can also be no assurance that products or technologies developed by others will not render the Company's services or products uncompetitive or obsolete. The Company's failure to address these developments could have a material adverse effect on the Company's business, results of operations and financial condition.

o Variations in the Company's revenues and results of operations occur from time to time as a result of a number of factors, such as the timing of new Solution Branch openings, Technical Practice expansion activities, the significance of client engagements commenced and completed during a quarter, the number of business days in a quarter, consultant hiring and utilization rates and the timing of corporate expenditures. The timing of revenues is difficult to forecast because the Company's sales cycle can be relatively long and may depend on such factors as the size and scope of assignments and general economic conditions. A variation in the number of client assignments or the timing of the initiation or the completion of client assignments, particularly at or near the end of any quarter, can cause significant variations in results of operations from quarter to quarter and can result in losses to the Company. The Company has also experienced, and may in the future experience, significant fluctuations in the quarterly results of software sales. Software licensing activity is difficult to forecast because the number and amount of particular license transactions can vary significantly, the Company's sales incentive plans have an unpredictable impact on the timing and size of orders, client projects and evaluations may be postponed as the year 2000 approaches, many clients are repairing or replacing existing applications which have year 2000 operability issues. In the event that the Company's results of operations for any period are below the expectation of market analysts and investors, the market price of the Common Stock could be adversely affected.

o The Company derives revenues primarily from the hourly billing of its consultants' services and, to a lesser extent, from fixed-price projects. The Company's most significant cost is project personnel cost, which consists of consultant salaries and benefits. There can be no assurance, however, that the Company's revenues will continue to be billed primarily on a time and materials basis or that the Company will be able to continue to pass along increases in its cost of services to is clients.

o The market for IT services includes a large number of competitors, is subject to rapid change and is highly competitive. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than the Company. In addition, the Company competes with its clients' internal resources, particularly when these resources represent a fixed cost to the client. In the future, such competition may impose additional pricing pressures on the Company. Such competition may impose additional pricing pressures on the Company.

o The success of the Company is highly dependent upon the efforts and abilities of its executive officers, particularly Shmuel BenTov, the Company's founder, Chairman of the Board, Chief Executive Officer and President and Frank T. Thoelen, its Chief Financial Officer. Although Mr. BenTov and Mr. Thoelen have entered into employment agreements containing noncompetition, nondisclosure and nonsolicitation covenants, these contracts do not guarantee that these individuals will continue their employment with the Company. The loss of the services of either of these key executives for any reason could have a material adverse effect upon the Company's business, results of operations and financial condition.

o Ownership of software from the development of custom software applications in connection with specific client engagements is generally assigned to the client. The Company relies upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom the Company licenses intellectual property. The Company enters into confidentiality agreements with its employees and limits distribution of proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. The Company is subject to the risk of litigation alleging infringement of third-party, intellectual property rights. Any such claims could require the Company to spend significant sums in litigation, pay damages, develop non-infringing intellectual property or acquire licenses to the intellectual property which is the subject of the asserted infringement. In addition, the Company is aware of other users of the term "TACT" and combinations including "A Consulting," which users may be able to restrict the Company's ability to establish or protect its right to use these terms. The Company has in the past been contacted by other users of the term "TACT" alleging rights to the term. The Company's inability or failure to establish rights to these terms may have a material adverse effect on the Company's business, results of operations and financial condition.

o The Common Stock may be subject to wide fluctuations in price in response to variations in quarterly results of operations and other factors, including acquisitions, technological innovations and general economic or market conditions. In addition, stock markets have experienced extreme price and volume trading volatility in recent years. This volatility has had a substantial effect on the market price of many technology companies and has often been unrelated to the operating performance of those companies. This volatility may adversely affect the market price of me Common Stock. Additionally, there can be no assurance that an active trading market for the Common Stock will be sustained.

Item 7.  Financial Statements

         The financial statements of the Company are filed as part of this Form 10-KSB are set forth on pages F-2 to F-13. The report of Ernst & Young LLP, independent auditors, dated January 30, 1998, is set forth on page F-1 of this Form 10-KSB.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission on or before April 15, 1998.

Item 10.  Executive Compensation.

         The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission on or before April 15, 1998.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission on or before April 15, 1998.

Item 12.  Certain Relationships and Related Transactions.

         The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission on or before April 15, 1998.

Item 13.  Exhibits List and Reports on Form 8-K.

(a)  Exhibits

Exhibit
Number         Description of Exhibits

3.1            Certificate of Incorporation of the Registrant.**
3.2            Restated Certificate of Incorporation of the Registrant**
3.3            Amended and Restated By-Laws of the Registrant**
4              Specimen Common Stock Certificate.**
10.1           Stock Option and Award Plan of the Registrant and
               Form of Nonqualified Stock Option Agreement.**
10.2           Form of Employment Agreement, dated as of the Effective Date, between the Registrant and Shmuel BenTov**
10.3           Form of Employment Agreement, effective as of June 30, 1997, between the Registrant and Frank T. Thoelen**
10.4           Form of S Corporation Termination, Tax Allocation and
               Indemnification Agreement**
10.5           Demand Note (Multiple Advances), issued February 1997, between
               Citibank, N.A. and the Registrant.**
10.6           Promissory  Note and Cross-Receipt in connection with the
               Shareholder Loan**
10.7           Joint Venture Agreement, dated April 11, 1994, between Kalanit
               Center for Marketing Software & Hardware Ltd. and
               the Registrant.**
10.8           Form of Director and Executive Officer Indemnification
               Agreement.**
10.9           Letter of Undertaking from the Registrant and Shmuel BenTov.**
23             Consent of Independent Auditors.
27             Financial Data Schedule.

** Previously filed


(b)  Reports on Form 8-K

No reports on Form 8-K were filed for the quarter ended December 31, 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1998.

                                                     THE A CONSULTING TEAM, INC.


                                                      By:  /s/ Shmuel BenTov
                                                      --------------------------
                                                        Shmuel BenTov, President
                                                         Chief Executive Officer

In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


     Signature                       Title                          Date
---------------------     -------------------------------     ------------------


/s/ Shmuel BenTov          President, Chief Executive           March 31, 1998
---------------------        Officer and Director
    Shmuel BenTov         (Principal Executive Officer)


/s/ Frank T. Thoelen       Chief Financial Officer              March 31, 1998
---------------------           and Director
    Frank T. Thoelen       (Principal Financial and
                              Accounting Officer)

/s/ Reuven Battat                  Director                     March 31, 1998
---------------------
    Reuven Battat

/s/ Joseph Imholz                  Director                     March 31, 1998
---------------------
    Joseph Imholz

/s/ Steven Mukamal                 Director                     March 31, 1998
---------------------
    Steven Mukamal

                          THE A CONSULTING TEAM, INC.

                              Financial Statements
                  Years ended December 31, 1997, 1996 and 1995


Contents

Index........................................................................F-1
Report of Independent Auditors...............................................F-2
Balance Sheets...............................................................F-3
Statements of Operations.....................................................F-4
Statements of Shareholders' Equity...........................................F-5
Statements of Cash Flows.....................................................F-6
Notes to Financial Statements................................................F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
The A Consulting Team, Inc.

         We have audited the accompanying balance sheets of The A Consulting Team, Inc. (the "Company") as of December 31, 1997 and 1996, and the related statements of operations, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The A Consulting Team, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                       ERNST & YOUNG LLP


New York, New York
January 30, 1998

                           THE A CONSULTING TEAM, INC.
                                 BALANCE SHEETS

                                                December 31,        December 31,
                                                   1997                 1996
                                               -------------       -------------
ASSETS
Current Assets:
   Cash and cash equivalents.................. $ 16,945,010        $    347,285
   Accounts receivable                            7,237,905           4,163,869
   Prepaid expenses and other current assets..       83,320             162,550
                                               ------------        -------------
      Total current assets....................   24,266,235           4,673,704
Investment in and advances to joint venture...            -              16,452
Property and equipment, at cost,
 less accumulated depreciation................    1,124,396             375,323
Deposits......................................       76,692              34,614
                                               ------------        -------------
      Total assets ........................... $ 25,467,323        $  5,100,093
                                               ============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

   Loan payable - bank.......................  $         -         $  1,450,000
   Loan payable to shareholder...............            -            1,045,000
   Current portion of long-term debt.........       13,967               12,896
   Accounts payable and accrued expenses.....    2,139,551            1,713,347
   Income tax payable........................      527,376                8,107
   Deferred income taxes.....................      358,000               16,000
                                               ------------        -------------
      Total current liabilities..............    3,038,894            4,245,350
Long-term debt...............................       30,092               44,059
Commitments..................................             -                   -
Shareholders' equity:
   Preferred stock, $.01 par value;
    2,000,000 shares authorized; no shares
    issued or outstanding....................             -                   -
   Common stock, $.01 par value;
    10,000,000 shares authorized;
    5,485,000 issued and outstanding in
    1997 and 3,550,000 in 1996...............       54,850               35,500
   Paid-in capital...........................   21,051,758                    -
   Retained earnings.........................    1,291,729              775,184
                                               ------------        -------------
      Total shareholders' equity.............   22,398,337              810,684
                                               ------------        -------------
      Total liabilities
       and shareholders' equity..............  $25,467,323         $  5,100,093
                                               ============        =============

See accompanying notes to financial statements.

                           THE A CONSULTING TEAM, INC.
                            STATEMENTS OF OPERATIONS

                             Year Ended December 31,
                                 1997 1996 1995
                                                -------------    --------------     --------------
Revenues:
   Consulting services......................... $ 32,481,351      $ 18,980,857       $ 14,430,355
   Software licensing..........................    2,540,534         1,776,222          1,382,642
   Training services...........................      194,026           237,975            209,888
                                                -------------    --------------     --------------
      Total revenues...........................   35,215,911        20,995,054         16,022,885
Cost of revenues...............................   23,931,627        14,521,124         11,040,609
                                                -------------    --------------     --------------
Gross profit...................................   11,284,284         6,473,930          4,982,276
Operating expenses:
   Selling, general and administrative.........    7,950,091         6,322,642          4,705,073
   Research and development(Note 7)............            -                 -            185,000
   Equity in net (income)loss from joint
    venture, including loss on disposal of
    $1,584 in 1997.............................      (13,253)           49,575                153
                                                -------------    --------------     --------------
  Total operating expenses.....................    7,936,838         6,372,217          4,890,226
                                                -------------    --------------     --------------
Income from operations.........................    3,347,446           101,713             92,050
Interest income................................      345,296             2,446              3,321
Interest expense...............................     (147,234)          (67,496)           (13,996)
                                                -------------    --------------     --------------
Income before income taxes.....................    3,545,508            36,663             81,375
   Provision (credit) for income taxes.........    1,022,000            28,700           (108,800)
                                                -------------    --------------     --------------
Net income..................................... $  2,523,508     $       7,963      $      190,175
                                                =============    ==============     ==============

Unaudited pro forma information:
Historical income from operations.............. $  3,347,446     $     101,713
Pro forma adjustmentfor executive compensation.      (37,500)        1,222,886
                                                -------------    --------------
Pro forma income from operations...............    3,309,946         1,324,599
Interest (expense)income, net..................      198,062           (65,050)
                                                -------------    --------------
Pro forma income before income taxes...........    3,508,008         1,259,549
Pro forma provision for income taxes...........    1,542,000           568,000
                                                -------------    --------------
Pro forma net income..........................  $  1,966,008     $     691,549
                                                =============    ==============
Pro forma net income per
 share - basic and diluted....................  $       0.45     $        0.19
                                                =============    ==============
Weighted average number of
 common shares outstanding....................     4,409,658         3,729,211
                                                =============    ==============

See accompanying notes to financial statements.

                           THE A CONSULTING TEAM, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                   Preferred       Stock        Common        Stock        Paid-in       Retained        Total
                                     Shares       Amount        Shares        Amount       Capital       Earnings
                                  -----------   -----------  ------------  -----------   -----------   ------------   ------------

Balance-December 31, 1994                  -     $      -      3,550,000   $    35,500   $         -    $  577,046   $    612,546
Net income                                 -            -              -             -             -       190,175        190,175
                                  -----------   -----------  ------------  -----------   -----------   ------------   ------------
Balance-December 31, 1995                  -            -      3,550,000        35,500             -       767,221        802,721
Net income                                 -            -              -             -             -         7,963          7,963
                                  -----------   -----------  ------------  -----------   -----------   ------------   ------------
Balance-December 31, 1996                  -            -      3,550,000        35,500             -       775,184        810,684
Issuance of 1,935,000 shares of            -            -      1,935,000        19,350    21,051,758             -     21,071,108
   common stock in an initial
   public offering, net of
   offering cost of $2,148,892
Distribution                               -            -              -            -             -     (2,006,963)    (2,006,963)
                                           -            -                                                2,523,508      2,523,508
                                  -----------   -----------  ------------  -----------   -----------   ------------   ------------
Balance - December 31, 1997                -     $      -      5,485,000   $    54,850   $21,051,758   $ 1,291,729   $ 22,398,337
                                  ============  ===========  ============  ============  ============  ============  =============
---------------------------------


See accompanying notes to financial statements.

                                       THE A CONSULTING TEAM, INC.
                                         STATEMENTS OF CASH FLOWS

                                                                           Year Ended December 31,
                                                               1997                 1996                 1995
                                                         ---------------     -----------------    -----------------
Cash flows from operating activities:
Net income                                               $  2,523,508         $      7,963         $    190,175
Adjustments to reconcile  net income to
 net cash provided by (used in) operating activities:
      Depreciation                                            141,273               96,261               66,588
      Deferred income taxes                                   342,000              (31,000)            (168,000)
      Equity in net (income) loss from joint venture,         (13,253)              49,575                  153
      including, loss on disposal of $1,584 in 1997
      Changes in operating assets and liabilities:
        Accounts receivable                                (3,074,036)          (1,667,509)          (1,181,348)
        Prepaid expenses and other current assets              79,230             (106,309)             (14,206)
        Accounts payable and accrued expenses                 426,204              714,756              213,311
        Due to joint venture                                        -              (43,480)              (6,520)
        Income taxes payable                                  519,269              (50,408)              58,515
                                                        ----------------     -----------------    -----------------
Net cash provided by (used in) operating activities           944,195           (1,030,151)            (841,332)

Cash flows from investing activities:
Purchase of property and equipment                            (890,346)           (301,053)             (95,598)
Repayment from (investment and advances in) joint               29,705             (29,705)                   -
   venture
Deposits                                                       (42,078)            (17,918)              (2,701)
                                                        ----------------     -----------------    -----------------

Net cash used in investing activities                         (902,719)           (348,676)             (98,299)

Cash flows from financing activities:
Net proceeds from public offering                           21,071,108                   -                    -
Proceeds from loan payable-bank                              1,215,000           1,315,000              135,000
Repayment of loan payable-bank                              (2,665,000)                  -                    -
Proceeds from loan by shareholder                                    -             691,000            1,111,000
Repayment of loan to shareholder                            (1,045,000)           (757,000)                   -
Distribution of S Corporation earnings to shareholder       (2,006,963)                  -                    -
Proceeds from long-term debt                                         -              57,984                    -
Repayment of long-term debt                                    (12,896)             (1,029)                   -
                                                        ----------------     -----------------    -----------------
Net cash provided by financing activities                   16,556,249           1,305,955            1,246,000
                                                        ----------------     -----------------    -----------------

Net increase (decrease) in cash and cash equivalents        16,597,725             (72,872)             306,369
Cash and cash equivalents at beginning of period               347,285             420,157              113,788
                                                        ----------------     -----------------    -----------------
Cash and cash equivalents at end of period               $  16,945,010        $    347,285         $    420,157
                                                        ================     =================    =================

Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
Interest                                                 $      211,591       $     13,921         $      3,214
                                                        ================     =================    =================
Income taxes                                             $      160,731       $    110,108         $        685
                                                        ================     =================    =================

See accompanying notes to financial statements.

Notes to Financial Statements


1.  SIGNIFICANT ACCOUNTING POLICIES

     Organization and Description of Business

         The A Consulting Team, Inc. (the "Company") was incorporated on February 16, 1983, in the State of New York, for the purpose of providing various computer consulting and training services and marketing software products. The Company's customers are primarily located in the New York/New Jersey metropolitan area.

         In August 1997, the Company completed its initial public offering (the "Offering") of 1,800,000 shares of Common Stock at an offering price of $12.00 per share, resulting in net proceeds to the Company of approximately $19.6 million. In September 1997, an over-allotment option of 135,000 shares of Common Stock was exercised, generating an additional $1.5 million of net proceeds to the Company.

     Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Share Information

         All outstanding share amounts included in the accompanying financial statements have been adjusted to reflect a 355,000-for-1 stock split on August 4, 1997.

     Cash Equivalents

         The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents.

     Property and Equipment

         Property and equipment acquired after December 31, 1994 are depreciated using the straight-line method over the estimated useful lives of the assets, which range from five to ten years. Property and equipment acquired prior to January 1, 1995 are depreciated using an accelerated method over the estimated useful lives of the assets, which range from five to seven years.

     Revenue and Accounts Receivable

         Consulting and training revenues are recognized as services are provided. Revenue from sales of software licenses is recognized upon delivery of the software to a customer because future obligations associated with such revenue are insignificant.

         The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Provisions for doubtful accounts, which have not been material for any of the periods presented, are recorded when such losses are determined. Credit losses historically have been consistent with management's expectations.

     Research and Development Expenses

         Research and development costs are charged to expense as incurred.

2.  PROPERTY AND EQUIPMENT

    Property and equipment, at cost, consists of the following:

                                                             December 31,
                                                        1997            1996
                                                      ----------     ----------

Equipment and leasehold improvements................. $1,255,176       $450,056
Software.............................................     17,143          8,518
Furniture and fixtures...............................    201,316        124,715
Automobiles..........................................    102,355        102,355
                                                      ----------     ----------
   Subtotal..........................................  1,575,990        685,644
Less accumulated depreciation........................    451,594        310,321
                                                      ----------     ----------
   Total............................................. $1,124,396       $375,323
                                                      ==========       ========

3. LOANS PAYABLE AND CREDIT ARRANGEMENT

        The Company has a line of credit of $2,100,000. As of December 31, 1996, $1,450,000 was outstanding under the line of credit. All loans were repaid in 1997.The line of credit is guaranteed by the principal shareholder. The interest rate is variable based on prime plus 1% (8.5% at December 31, 1997 and 9.25% at December 31, 1996).

         The Company had outstanding borrowings of $1,045,000 from the principal shareholder as of December 31, 1996. The loan bore interest at a variable rate based on prime (8.25% at December 31, 1996 and 8.5% at June 13, 1997, the date of repayment) and was due on demand. At December 31, 1996, $500,000 of the shareholder loan was subordinated to the above mentioned bank loan.

         Long-term debt is comprised of an automobile loan and is payable in monthly installments of $1,415 including interest at 8%. As of December 31, 1997, the loan matures as follows: 1998--$13,967, 1999--$15,126 and
2000--$14,966.


4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consists of the following:

                                                     December 31,
                                                 1997            1996
                                               --------        --------
Accounts payable..........................   $  787,962      $  680,805
Commissions...............................      120,418          74,227
Payroll...................................    1,034,662         716,280
Interest..................................           -           64,357
Other accrued expenses....................      196,509         177,678
                                             ----------      ----------
                                             $2,139,551      $1,713,347
                                             ==========      ==========

5. INCOME TAXES


         The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

         Effective January 1, 1993, the Company elected to change its tax accounting method from cash to accrual basis. The cumulative tax effect of this change as of January 1, 1993 is being recognized over four years on the Company's tax returns. The federal income tax provision for 1995 and 1996 consists of the tax effect of this change.

         Effective January 1, 1995, the Company elected to be treated as an S Corporation under Subchapter S of the Internal Revenue Code for federal income tax purposes. In addition, the Company elected to be treated as an S Corporation for New Jersey and New York state income tax purposes. In New York and New Jersey, S Corporations are subject to a minimum income tax. Because the sole shareholder of the Company included the Company's income in his own personal income tax return for years ended December 31, 1995 and 1996 and part of the fiscal year ending December 31, 1997, the Company was not subject to federal income taxes during that time. However, the Company was liable for New York City income taxes for those periods because New York City does not recognize S Corporation status.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1997 and 1996, the deferred income tax liability relates solely to licensing revenue.

         Significant components of the provision (credit) for income taxes are as follows:

                                                      Year Ended
                                                      December 31,
                                                     -------------
                                          1997           1996           1995
                                          ----           ----           ----
Current:
   Federal.......................    $    338,000    $   28,300     $    28,000
   State and local...............         342,000        31,400          30,900
                                     ------------    -----------    ------------
     Total current...............         680,000        59,700          59,200
                                     ------------    -----------    ------------
Deferred:
   Federal.......................         302,000       (28,500)       (117,400)
   State and local...............          40,000        (2,500)        (50,600)
                                     ------------    -----------    ------------
     Total deferred..............         342,000       (31,000)       (168,000)
                                     ------------    -----------    ------------
Total Current and Deferred.......    $  1,022,000    $   28,700     $  (108,800)
                                     ============    ===========    ============

         As a result of the change in tax status effective January 1, 1995, approximately $110,000 of the December 31, 1994 deferred tax liability was reversed and reflected as a 1995 deferred tax benefit.

         Effective August 12, 1997, the day before the Company completed its Offering, the Company changed from S Corporation to C Corporation status. Upon the change in status, under the provisions of SFAS 109, the Company recorded an additional deferred income tax liability of $163,000 due to federal and state income taxes being payable on the temporary differences.

         A reconciliation between the federal statutory rate and the effective unaudited pro forma income tax rate for the years ended December 31, 1997 and 1996 is as follows:

                                                          1997           1996
                                                          ----           ----
Federal statutory rate.................................   34.0%          34.0%
State and local taxes net of federal tax benefit.......    9.6           10.0
Non deductible expenses................................    0.4            1.1
                                                       ----------     ----------
      Total............................................   44.0%          45.1%
                                                       ==========     ==========


6. RETIREMENT PLAN


         The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code for its employees. Participants can make elective contributions subject to certain limitations. Under the plan, the Company can make matching contributions on behalf of all participants. No such contributions were made by the Company in 1997, 1996 and 1995.

7. JOINT VENTURE

         The Company owned a 50% interest in Vianet, Inc. ("Vianet"), which is located in New York and is engaged in the recruiting of international consultants and software development for resale. The Company's research and development expenses of $185,000 for the years ended December 31, 1995 consisted of amounts paid to Vianet for software development. These amounts were included in Vianet's revenues in 1995. In addition, the Company paid Vianet $139,565 and $36,595 for recruiting services in 1995 and 1996, respectively. The Company accounts for this investment under the equity method of accounting.

         The following is summarized financial information of Vianet:


                                                     December 31,
                                                     ------------
                                                  1996           1995
                                                  ----           ----
Cash ......................................     $  4,036      $  24,757
Due from related party.....................            -         43,480
Other assets...............................        3,140          4,406
                                             ------------   -----------
     Total assets..........................     $  7,176      $  72,643
                                             ============   ===========

Due to related party.......................     $ 29,705              -
Other liabilities..........................        3,978              -
Shareholders' equity (deficit).............      (26,507)        72,643
                                             ------------   -----------
                                                $  7,176      $  72,643
                                             ============   ===========

                                                     Year Ended
                                                     December 31,
                                                     ------------
                                                 1996            1995
                                                 ----            ----
Revenues.................................    $  36,595       $ 324,565
Costs and expenses.......................     (135,745)       (324,871)
                                             ----------     -----------
Net income (loss)........................    $ (99,150)      $    (306)
                                             ==========     ===========


         Vianet had limited activity during the three months ended March 31, 1997. On March 31, 1997, the Company sold its 50% interest in Vianet to its joint venture partner for a nominal amount. Vianet repaid the $29,705 advance to the Company during March 1997.


8. CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash balances on deposit with a limited number of financial institutions.

         In each of the last three years, the Company has had at least one customer with revenues exceeding 10% of the Company's revenues. In 1997, the largest customer represented 24% of revenues, while in 1996 and 1995 the largest customer represented 12% and 14% of revenues, respectively. In 1995, a second customer represented 11% of revenues. Besides these customers, no other customer represented greater than 10% of the Company's revenues.

         Receivables from two customers with the largest balances represent approximately 44%, 28% and 18% of accounts receivable as of December 31, 1997, 1996, and 1995, respectively.

9. LEASES

         The Company leases office space under non-cancellable operating leases. Future base rental payments are as follows:

1998........................................................$  383,000
1999........................................................   380,000
2000........................................................   347,000
2001........................................................   331,000
2002........................................................   289,000
                                                            ----------
                                                            $1,730,000
                                                            ==========

         Rent expense for the years ended December 31, 1997, 1996 and 1995 was approximately $157,000, $119,000 and $101,000, respectively.

         In addition, in 1996 and 1995 the Company leased, on a month-to-month basis, office space from the Company's sole shareholder. Rent paid to the sole shareholder was $12,000 in 1996 and $30,000 in 1995.

10. STOCK OPTION PLAN

         The Company adopted a Stock Option Plan which provides for the grant of stock options that are either "incentive" or "non-qualified" for federal income tax purposes. The Plan provides for the issuance of up to a maximum of 600,000 shares of common stock (subject to adjustment pursuant to customary anti-dilution provisions).

         The exercise price per share of a stock option is to be established by the Executive Compensation Committee of the Board of Directors in its discretion, but may not be less than the fair market value of a share of common stock as of the date of grant. The aggregate fair market value of the shares of common stock with respect to which "incentive" stock options are exercisable for the first time by an individual to whom an "incentive" stock option is granted during any calendar year may not exceed $100,000.

         Stock options, subject to certain restrictions, may be exercisable any time after full vesting for a period not to exceed five years from the date of grant and terminate upon the date of termination of employment. Such period is to be established by the Company in its discretion on the date of grant.

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method.

The Company has elected to account for its stock-based compensation plans in accordance with the provisions of APB 25.

         Information with respect to options under the plan is as follows:

                                                Number          Weighted Average
                                               of Shares         Exercise Price
                                             ------------      -----------------
Granted during 1997.........................    561,200               $11.65
Forfeitures during 1997.....................    (28,750)              $12.00
                                             ------------      -----------------
Balance - December 31,1997..................    532,450               $11.63
                                             ------------      -----------------

          No options were exercisable at December 31, 1997. Options outstanding at December 31, 1997 have exercise prices ranging from $10.25 to $12.00.

          At December 31, 1997, the Company had 600,000 shares of Common Stock reserved in connection with the Stock Option Plan.


         The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation expense has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value as of the grant date for awards in 1997 consistent with the provision of SFAS No. 123, the Company's net income and pro forma net income per share (see Note 11) would have been reduced to the pro forma amounts as indicated below:

                                                                 1997
                                                             -------------

         Pro forma net income...............................  $ 2,392,000

         Pro forma net income per share.....................  $ 0.42

         The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

                                                                 1997
                                                             -------------

         Expected life (years).............................      4.00
         Risk free interest rate...........................      5.67%
         Expected volatility...............................      0.70
         Expected dividend yield...........................      0.00%

         The weighted average fair value of options granted in 1997 was $6.68. The weighted average remaining contractual life of options outstanding at December 31, 1997 is 4.7 years.


11. PRO FORMA ADJUSTMENTS (UNAUDITED)

         Pro Forma Statement of Operations

         Pro forma net income includes and adjustment for executive compensation to reflect the terms of new contracts with the chief executive officer and Chief Financial Officer. In addition, it also includes an adjustment to provide for income taxes as if the Company had been a C corporation for all periods presented.

         Pro Forma Net Income Per Share

         Pro forma net income per share for the years ended December 31, 1997 and 1996 has been computed by dividing pro forma net income by the weighted average number of common shares outstanding plus the estimated number of shares assumed to be sold by the Company to pay the S Corporation distribution to the shareholder, for the period prior to the Offering. The impact of including outstanding stock options (see Note 10) was anti-dilutive.