Form 10QSB
period 1998-03-31
A CONSULTING TEAM INC
filed 1998-05-14
CIK 1040792

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                --------------

                                  FORM 10-QSB

       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: March 31, 1998

                                      OR

       [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________ to ___________

                        Commission file number: 0-22945
                                                -------

                          THE A CONSULTING TEAM, INC.
                          ---------------------------
            (Exact name of Registrant as specified in its charter)

            New York                                   13-3169913
            --------                                   ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

                             200 Park Avenue South
                           New York, New York 10003
                           ------------------------
                   (Address of principal executive offices)

                                (212) 979-8228
                                --------------
                        (Registrant's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X    No
                                 -----     -----


                As of May 14, 1998 there were 5,485,000 shares of Common Stock, with $.01 par value per share, outstanding.


Transitional Small Business Disclosure Format (check one):

                             Yes        No   X
                                 -----     -----

                          THE A CONSULTING TEAM, INC.

                                     INDEX
                                     -----

                                                                                 Page Number
                                                                                 -----------
Index                                                                                 2

Part I. Financial Information

         Item 1.  Financial Statements                                                3-7

                           Balance Sheets                                             3

                           Statements of Operations                                   4

                           Statements of Cash Flows                                   5

                           Notes to Condensed Financial Statements                    6-7

         Item 2.  Management's Discussion and Analysis or Plan of Operations          8-12

Part II. Other Information

         Item 1.  Legal Proceedings                                                   13

         Item 2.  Recent Sales of Unregistered Securities;
                  Use of Proceeds from Registered Securities                          13

         Item 6.  Exhibits and Reports on Form 8-K                                    13

Signatures                                                                            14

Exhibit 27                 Financial Data Schedule                                    15

Part I.  Financial Information

Item 1.  Financial Statements


                          THE A CONSULTING TEAM, INC.

                                BALANCE SHEETS

                                                                    March 31,        December 31,
                                                                       1998              1997
                                                                  ---------------   ----------------
                                                                   (unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                                       $ 15,830,563       $ 16,945,010
    Accounts receivable                                                8,219,079          7,237,905
    Prepaid expenses and other current assets                            154,477             83,320
                                                                  ---------------   ----------------
       Total current assets                                           24,204,119         24,266,235
Property and equipment, at cost, less accumulated
    depreciation and amortization                                      1,518,975          1,124,396
Deposits                                                                  76,692             76,692
                                                                  ===============   ================
       Total assets                                                 $ 25,799,786       $ 25,467,323
                                                                  ===============   ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt                               $     14,248       $     13,967
    Accounts payable and accrued expenses                              2,149,502          2,139,551
    Income tax payable                                                   227,592            527,376
    Deferred income taxes                                                417,000            358,000
                                                                  ---------------   ----------------
       Total current liabilities                                       2,808,342          3,038,894
Long-term debt                                                            26,423             30,092
Commitments
Shareholders' equity:
    Preferred stock, $.01 par value; 2,000,000 shares
       authorized; no shares issued or outstanding                             -                  -
    Common stock, $.01 par value; 10,000,000 shares authorized;
       5,485,000 issued and outstanding                                   54,850             54,850
    Additional paid-in capital                                        21,051,758         21,051,758
    Retained earnings                                                  1,858,413          1,291,729
                                                                  ---------------   ----------------
       Total shareholders' equity                                     22,965,021         22,398,337
                                                                  ---------------   ----------------
       Total liabilities and shareholders' equity                   $ 25,799,786       $ 25,467,323
                                                                  ===============   ================

See accompanying notes to financial statements.




                             THE A CONSULTING TEAM, INC.
                               STATEMENTS OF OPERATIONS


                                                               Three Months Ended
                                                                   March 31,
                                                          -----------------------------
                                                              1998            1997
                                                          --------------  -------------
                                                           (unaudited)    (unaudited)
Revenues:
    Consulting services                                      $9,089,143     $7,058,238
    Software licensing                                        1,270,417        298,259
    Training services                                            88,561         71,042
                                                          --------------  -------------
       Total revenues                                        10,448,121      7,427,539
Cost of revenues                                              6,833,795      5,105,987
                                                          --------------  -------------
Gross profit                                                  3,614,326      2,321,552
Operating expenses:
    Selling, general & administrative                         2,798,273      1,600,588
    Equity in net (income) loss from joint venture,
       including loss on disposal of  $1,584 for 1997                 -        (13,253)
                                                          --------------  -------------
          Total operating expenses                            2,798,273      1,587,335
                                                          --------------  -------------
Income  from operations                                         816,053        734,217
Interest income                                                 171,489            170
Interest expense                                                   (858)       (49,838)
                                                          --------------  -------------
Income before income taxes                                      986,684        684,549
    Income taxes                                                420,000         49,000
                                                          ==============  =============
Net income                                                  $   566,684       $635,549
                                                          ==============  =============

Basic earnings per share                                    $      0.10
                                                          ==============

Dilutive earnings per share                                 $      0.10
                                                          ==============

Unaudited pro forma information:
Historical income from operations                                             $734,217
Pro forma adjustment for executive compensation                                (12,500)
                                                                          -------------

Pro forma income from operations                                               721,717
Interest (expense) income, net                                                 (49,668)
                                                                          -------------
Pro forma income before income taxes                                           672,049
Pro forma provision for income taxes                                           299,000
                                                                          -------------
Pro forma net income                                                          $373,049
                                                                          =============
Pro forma net income per share basic and dilutive                                $0.10
                                                                          =============
Weighted average number of common
    shares outstanding                                                       3,729,211
                                                                          =============

See accompanying notes to financial statements.

                          THE A CONSULTING TEAM, INC.
                           STATEMENTS OF CASH FLOWS

                                                              Three Months Ended March 31,
                                                                 1998              1997
                                                            ----------------  ---------------
                                                              (unaudited)      (unaudited)
Cash flows from operating activities:
Net income                                                     $    566,684        $ 635,549
Adjustments to reconcile net income
    to net cash used in operating activites:
       Depreciation and amortization                                 82,105           26,852
       Deferred income taxes                                         59,000                -
       Equity in net income from joint venture                            -          (13,253)
       Changes in operating assets and liabilities:
         Accounts receivable                                       (981,174)      (1,726,573)
         Prepaid expenses and other                                 (71,157)        (108,152)
         Accounts payable and accrued expenses                        9,951          419,218
         Income taxes payable                                      (299,784)          14,191
                                                            ----------------  ---------------
Net cash used in operating activities                              (634,375)        (752,168)

Cash flows from investing activities:
Purchase of property and equipment                                 (476,684)         (99,755)
Repayment from joint venture                                              -           29,705
                                                            ----------------  ---------------
Net cash used in investing activities                              (476,684)         (70,050)

Cash flows from financing activities:
Bank Overdraft                                                            -          568,064

Repayment of loan to shareholder                                          -          (65,000)
Repayment of long-term debt                                          (3,388)          (3,131)
Deferred offering costs                                                   -          (25,000)
                                                            ----------------  ---------------
Net cash (used in) provided by  financing activities                 (3,388)         474,933
                                                            ----------------  ---------------

Net decrease in cash and cash equivalents                        (1,114,447)        (347,285)
Cash and cash equivalents at beginning of period                 16,945,010          347,285
                                                            ----------------  ---------------
Cash and cash equivalents at end of period                     $ 15,830,563      $       -
                                                            ================  ===============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
       Interest                                                $        858      $    49,838
                                                            ================  ===============
       Income taxes                                            $    660,784      $    35,207
                                                            ================  ===============

See accompanying notes to financial statements.

                          THE A CONSULTING TEAM, INC.
                         Notes to Financial Statements
                                  (Unaudited)

1)        GENERAL:

These financial statements should be read in conjunction with the Company's The A Consulting Team, Inc.'s (the "Company") Form 10-KSB for the year ended December 31, 1997 filed with the SEC, and the accompanying financial statements and related notes thereto. All outstanding share amounts included in the accompanying financial statements have been adjusted to reflect a 355,000-for-1 stock split on August 4, 1997. The accounting policies used in preparing these financial statements are the same as those described in the Company's Form 10-KSB for the year ended December 31, 1997 filed with the SEC.

2)       INTERIM FINANCIAL STATEMENTS:

In the opinion of management, the accompanying unaudited condensed financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997.

The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in the Form 10-KSB filed by the Company for the year ended December 31, 1997.

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

3)       INCOME PER SHARE:

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"), which was required to be adopted on December 31, 1997. Under the new requirements for calculating primary (basic) earnings per share, the dilutive effect of stock options will be excluded. Options to purchase 421,250 share of common stock at $12 per share were outstanding during 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 1998:

                                                 March 31, 1998
                                                -----------------
Numerator:
 Net income.....................................$       566,684
                                                -----------------
 Numerator for basic and diluted  earnings per
     share - income available to common
     shareholders...............................$       566,684
                                                =================

Dennominator:
  Denominator for basic earnings per
      share - weighted-average shares...........      5,485,000

  Effect of dilutive securities:
     Employee stock options.....................          5,525
                                                -----------------
  Denominator for diluted earnings per
     share - adjusted weighted-average share....      5,490,525
                                                =================

Basic earnings per share........................$          0.10
                                                =================

Diluted earnings per share......................$          0.10
                                                =================



4)       INCOME TAXES:

         The Company's income taxes on actual pretax income for three months ended March 31, 1998 were calculated on a "C corporation" basis. The Company's income taxes on actual pretax for the three months ended March 31,1997 were calculated on an "S corporation" basis. The Company was an "S Corporation" between January 1, 1995 and August 12, 1997, the day before the Company completed the Offering. During this period, the Company was not subject to federal income taxes at the corporate level.

5)       CONCENTRATION OF CREDIT RISK:

Sales to three customers represent approximately 41% and 40% of the Company's revenue for the three months ended March 31, 1998 and 1997, respectively.

Item 2.

                          THE A CONSULTING TEAM, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                    PLAN OF OPERATIONS FOR THE THREE MONTHS
                         ENDED MARCH 31, 1998 AND 1997

         The following discussion and analysis of significant factors affecting the Company's operating results and liquidity and capital resources should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1997, the accompanying financial statements and related notes.

Overview

         TACT provides enterprise-wide IT consulting, software and training services and solutions primarily to Fortune 1000 companies in a wide range of industries. The Company generates over 87% of its revenues from IT consulting services. Moreover, over 95% of the Company's consulting services revenues were generated from the hourly billing of its consultants' services to its clients under time and materials engagements, with the remainder generated under fixed-price engagements.

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

         The Company's revenue growth has been driven by three primary factors: increasing the number of technical consultants, managing the business to attain higher average billing rates through the delivery of higher value-added services to the Company's clients, and carefully managing consultant utilization rates. Additionally, the Company has expanded its Technical Practices into areas such as Windows NT and Internet/Intranet, which has enabled it to cross-sell higher-margin services. The Company also has been successful in expanding existing client relationships as well as establishing new client relationships. Such relationships are established and maintained through the Company's local Solution Branch offices located in New York, New Jersey and Connecticut.

         The Company opened its Solution Branch in Connecticut in December 1997. The Company plans to open additional Solution Branches in one or two other select major U.S. markets in 1998. Considering its limited experience with opening Solution Branches, the Company cannot predict when new Solution Branches will contribute to the Company's net income. Until such time, the Company will have incurred the costs associated with opening each new Solution Branch, including the costs of office equipment, salaries and occupancy.

         The Company was an "S Corporation" between January 1, 1995 and August

12, 1997, the day before the Company completed its initial public offering (the "Offering"). During this period, the Company was not subject to federal income taxes at the corporate level.

Results of Operations

         The following tables set forth the percentage of revenues of certain items included in the Company's Statements of Operations:


                                                       Three Months Ended
                                                            March 31,
                                                   --------------------------

                                                        1998          1997
                                                        ----          ----
Consulting services............................          87.0  %       95.0   %
Software licensing.............................          12.2           4.0
Training services..............................           0.8           1.0
                                                   ------------  ------------
     Total revenues............................         100.0         100.0
Cost of revenues...............................          65.4          68.7
                                                   ------------  ------------
     Gross profit..............................          34.6          31.3
Selling, general and administrative expense...           26.8          21.5
Income from operations.........................           7.8           9.9
Net income.....................................           5.4           8.6
                                                          ===
Pro forma income from operations...............                         9.7
Pro forma net income...........................                         5.0
                                                                        ===

Comparison of the Three Months Ended March 31, 1998 to the Three Months Ended March 31, 1997

         Revenues. Revenues of the Company increased by $3 million, or 41%, from $7.4 million for the three months ended March 31, 1997 ("1997") to $10.4 million for the three months ended March 31, 1998 ("1998"). Revenues from consulting services increased by $2 million, or 29%, from $7.1 million in 1997 to $9.1 million in 1998. The increase in 1998 Period revenues from consulting services was primarily the result of an increased number of consultants and, to a lesser extent, higher hourly billing rates offset by a reduction in the consultant utilization rate. The number of consultants engaged by the Company increased 22% from March 31, 1997 to March 31, 1998. The Company obtained significant full life cycle projects involving networking and system management, client/server development, quality assurance and testing, and internet/intranet from existing clients which resulted in higher billings.

         Software licensing revenues increased by $1 million, or 326%, from $0.3 million in 1997 to $1.3 million in 1998. This increase was primarily due to an increase in Year 2000 product sales.

         Revenues from training services represented less than 1% of the Company's total revenues in for the three months ended March 31, 1998 and 1997 respectively.

         Gross Profit. The resulting gross profit increased by $1.3 million, or 56%, from $2.3 million in 1997 to $3.6 million in 1998. As a percentage of total revenues, gross profit increased from 31% of total revenues for the three months ended March 31, 1997 to 35% for the same period in 1998. This increase directly relates to the change in revenue mix, with higher software sales during the quarter.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.2 million, or 75%, from $1.6 million for the three months ended March 31, 1997 to $2.8 million for the same period in 1998. Expressed as a percentage of sales, selling, general and administrative expenses increased, representing 27% of total three months ended March 31, 1998 revenues as compared to 22% of total revenues for the same period in 1997. The increase in selling, general and administrative expenses for the three months ended March 31, 1998 was primarily the result of increases in the number of technical practice personnel hired and not fully utilized, the addition of sales, recruiting and administration staff, the establishment of the Stamford, Connecticut Solutions Branch office and increased health care costs and depreciation expense.

         Actual and Pro Forma Net Income. Actual net income decreased slightly by approximately $69,000 from $636,000 for the three months end March 31, 1997 to $567,000 thousand for the same period in 1998. Pro forma net income was $373,000 for the three months ended March 31, 1997 as compared to $567,000 for the same period in 1998. Pro forma net income includes an adjustment for executive compensation to reflect the terms of new contracts with the Chief Executive Officer and Chief Financial Officer. In addition, it also includes an adjustment to provide for income taxes as if the Company had been a C corporation.

Liquidity and Capital Resources

         The Company's operations and geographic expansion are funded from cash flow generated from operations, borrowings under the Company's credit line, borrowing from the principal shareholder and from balances generated from the Offering. The Company currently has no outstanding borrowings.

         The Company's cash balances were $16,945,000 at December 31,1997, and $15,831,000 at March 31, 1998. Net cash used in operating activities was approximately $634,000 and $752,000 for the three months ended March 31, 1998 and 1997, respectively. In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term commercial paper with a credit rating no lower than A1, P1.

          The Company currently has a line of credit of $2,100,000 and no outstanding borrowings. The line of credit is guaranteed by the Company's principal shareholder. The line of credit bears interest at a variable rate based on prime plus 1% (8.5% at March 31, 1998).

         The Company's accounts receivable at March 31, 1998 and December 31, 1997 were $8,219,000 and $7,238,000, respectively, representing 69 and 67 days of sales outstanding ("DSO"), respectively. The Company does not anticipate any difficulty in collecting amounts due, since this increase in DSO resulted from increased sales toward the end of the reporting period and business with a client that has been granted longer payment terms.

         For the three months ended March 31, 1998, the Company had revenues from three customers which represented 41% of revenues. For the same period in 1997, the Company had revenues from one customer which represented 26% of revenues. Besides these customers, no other customer represented greater than 10% of the Company's revenues.

         Net cash used in financing activities was approximately $3,400 for the three months ended March 31, 1998, representing the repayment of long-term debt. Net cash provided by financing activities for the three months ended March 31, 1997 was approximately $475,000, primarily representing proceeds from bank overdrafts, offset by repayment of a loan from the majority shareholder and deferred offering costs.

         Net cash used in investing activities was approximately $477,000 for the three months ended March 31, 1998, representing the purchase of fixed assets. Net cash used in investing activities for the three months ended March 31, 1997 was approximately $70,000 representing the purchase of fixed assets offset by repayment of an advance to a joint venture.

         In management's opinion, cash flows from operations and borrowing capacity combined with proceeds from the Offering will provide adequate flexibility for funding the Company's working capital obligations and expansion plans.

New Accounting Pronouncements

              In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which the Company is required to adopt for its year ended December 31, 1998. SFAS No. 131 establishes standards for the way that public business enterprises report information about operation segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about product and services, geographic areas, and major customers. The adoption of SFAS No. 131 had no impact on the Company's consolidated results of operations, financial position or cash flow.

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

Forward Looking Statements

           Statements included in this Management's Discussion and Analysis and elsewhere in this document that do not relate to present or historical conditions are "forward-looking statements" within the meaning of that term in
Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission ("SEC"). Such forward-looking statements involve risk and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements may include, without limitation, statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "forecasts," "intends," "possible," "expects," "estimates," "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to the following factors, among other risks and factors identified from time to time in the Company's filings with the SEC. Among the important factors on which such statements are based are assumptions concerning the anticipated growth of the information technology industry, the continued needs of current and prospective customers for the Company's services, the availability of qualified professional staff, and price and wage inflation.

Part II.  Other Information

Item 1.  Legal Proceedings

Item 2.  Recent Sales of Unregistered Securities;
 Use of Proceeds from Registered Sales

         For the three months ended March 31, 1998, the amount of net offering proceeds used for any purpose for which at least 5% of the issuer's total offering proceeds has been used was:

            Working Capital and General Business Purposes       $900,000

         Such payments referred to above were not direct or indirect payments to officers, directors, general partners of the issuer or their associates, affiliates of the issuer or any person owning 10% or more of any class of equity securities of the issuer, nor were such payments referred to above were direct or indirect payments to others, except as indicated.

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

                          THE A CONSULTING TEAM, INC.

May 14, 1998                         By:  /s/ Shmuel BenTov
----------------                        --------------------------------------
Date                                     Shmuel BenTov, President
                                          and Chief Executive Officer

May 14, 1998                         By:  /s/ Frank T. Thoelen
----------------                        --------------------------------------
Date                                     Frank T. Thoelen, Secretary-Treasurer
                                          and Chief Financial Officer