Form 10QSB
period 1998-06-30
A CONSULTING TEAM INC
filed 1998-08-14
CIK 1040792

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                  FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 1998

                                       OR

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
                                 Yes  X    No
                                    ----      ----


               As of August 14, 1998 there were 5,485,000 shares of Common Stock, with $.01 par value per share, outstanding.


Transitional Small Business Disclosure Format (check one):
                                            Yes         No  X
                                                ----       ----

                         THE A CONSULTING TEAM, INC.

                                    INDEX
                                    -----

                                                                                             Page Number
                                                                                             -----------

Index                                                                                            2

Part I. Financial Information

         Item 1.  Financial Statements                                                           3-7

                           Balance Sheets                                                        3

                           Statements of Operations                                              4

                           Statements of Cash Flows                                              5

                           Notes to Condensed Financial Statements                               6-7

         Item 2.  Management's Discussion and Analysis or Plan of Operations                     8-13

Part II. Other Information


         Item 1.  Legal Proceedings                                                              14

         Item 2.  Recent Sales of Unregistered Securities;
                  Use of Proceeds from Registered Securities                                     14

         Item 6.  Exhibits and Reports on Form 8-K                                               14

Signatures                                                                                       15

Exhibit 27                 Financial Data Schedule                                               16



Part I.  Financial Information

Item 1.  Financial Statements

                          THE A CONSULTING TEAM, INC.
                                 BALANCE SHEETS



                                                                                    June 30,        December 31,
                                                                                      1998              1997
                                                                                 ---------------   ---------------
                                                                                  (unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                                                      $ 14,797,431      $ 16,945,010
    Accounts receivable                                                              10,146,015         7,237,905
    Prepaid expenses and other current assets                                           233,714            83,320
                                                                                 ---------------   ---------------
       Total current assets                                                          25,177,160        24,266,235
Property and equipment, at cost, less accumulated
    depreciation and amortization                                                     1,787,405         1,124,396
Deposits                                                                                 84,270            76,692
                                                                                 ---------------   ---------------
       Total assets                                                                $ 27,048,835      $ 25,467,323
                                                                                 ===============   ===============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt                                              $     14,535      $     13,967
    Accounts payable and accrued expenses                                             2,746,336         2,139,551
    Income tax payable                                                                   95,593           527,376
    Deferred income taxes                                                               517,000           358,000
                                                                                 ---------------   ---------------
       Total current liabilities                                                      3,373,464         3,038,894
Long-term debt                                                                           22,680            30,092
Commitments
Shareholders' equity:
    Preferred stock, $.01 par value; 2,000,000 shares
       authorized; no shares issued or outstanding                                            -                 -
    Common stock, $.01 par value; 10,000,000 shares authorized;
       5,485,000 issued and outstanding                                                  54,850            54,850
    Additional paid-in capital                                                       21,051,758        21,051,758
    Retained earnings                                                                 2,546,083         1,291,729
                                                                                 ---------------   ---------------
       Total shareholders' equity                                                    23,652,691        22,398,337
                                                                                 ---------------   ---------------
       Total liabilities and shareholders' equity                                  $ 27,048,835      $ 25,467,323
                                                                                 ===============   ===============

See accompanying notes to financial statements.

                          THE A CONSULTING TEAM, INC.
                            STATEMENTS OF OPERATIONS


                                                                Six Months Ended               Three Months Ended
                                                                    June 30,                        June 30,
                                                          -----------------------------  --------------------------------
                                                              1998            1997            1998             1997
                                                          --------------  -------------  ---------------  ---------------
                                                           (unaudited)    (unaudited)     (unaudited)      (unaudited)
Revenues:
    Consulting services                                   $   19,986,388  $  15,378,395  $    10,897,245  $     8,320,157
    Software licensing                                         2,708,426        784,781        1,438,009          486,522
    Training services                                            151,231        110,222           62,670           39,180
                                                          --------------  -------------  ---------------  ---------------
       Total revenues                                         22,846,045     16,273,398       12,397,924        8,845,859
Cost of revenues                                              14,914,755     11,216,866        8,080,960        6,110,879
                                                          --------------  -------------  ---------------  ---------------
Gross profit                                                   7,931,290      5,056,532        4,316,964        2,734,980
Operating expenses:
    Selling, general & administrative                          6,077,378      3,391,165        3,279,105        1,790,577
    Equity in net (income) loss from joint venture,
       including loss on disposal of  $1,584 for 1997                  -        (13,253)               -                -
                                                          --------------  -------------  ---------------  ---------------
          Total operating expenses                             6,077,378      3,377,912        3,279,105        1,790,577
                                                          --------------  -------------  ---------------  ---------------
Income  from operations                                        1,853,912      1,678,620        1,037,859          944,403
Interest income                                                  352,091            171          180,602                1
Interest expense                                                  (1,649)      (108,178)            (791)         (58,340)
                                                          --------------  -------------  ---------------  ---------------
Income before income taxes                                     2,204,354      1,570,613        1,217,670          886,064
    Income taxes                                                 950,000        116,000          530,000           67,000
                                                          --------------  -------------  ---------------  ---------------
Net income                                                $    1,254,354  $   1,454,613  $       687,670  $       819,064
                                                          ==============  =============  ===============  ===============

Basic earnings per share                                  $         0.23                 $          0.13
                                                          ==============                 ===============

Dilutive earnings per share                               $         0.23                 $          0.13
                                                          ==============                 ===============

Unaudited pro forma information:
Historical income from operations                                         $   1,678,620                   $       944,403
Pro forma adjustment for executive compensation                                 (37,500)                          (25,000)
                                                                          -------------                   ---------------
Pro forma income from operations                                              1,641,120                           919,403
Interest (expense) income, net                                                 (108,007)                          (58,339)
                                                                          -------------                   ---------------
Pro forma income before income taxes                                          1,533,113                           861,064
Pro forma provision for income taxes                                            681,000                           382,000
                                                                          -------------                   ---------------
Pro forma net income                                                      $     852,113                   $       479,064
                                                                          =============                   ===============

Pro forma net income per share basic and dilutive                         $        0.23                   $          0.13
                                                                          =============                   ===============

Weighted average number of common
    shares outstanding                                                        3,729,211                         3,729,211
                                                                          =============                   ===============



See accompanying notes to financial statements.

                                      THE A CONSULTING TEAM, INC.
                                       STATEMENTS OF CASH FLOWS



                                                                  Six Months Ended June 30,
                                                                  1998              1997
                                                             ----------------  ----------------
                                                               (unaudited)       (unaudited)
Cash flows from operating activities:
Net income                                                  $      1,254,354  $      1,454,613
Adjustments to reconcile net income
    to net cash used in operating activites:
       Depreciation and amortization                                 180,181            59,143
       Deferred income taxes                                         159,000           (10,000)
       Equity in net income from joint venture                             -           (13,253)
       Changes in operating assets and liabilities:
         Accounts receivable                                      (2,908,110)       (2,364,558)
         Prepaid expenses and other                                 (157,972)           23,847
         Accounts payable and accrued expenses                       606,785           261,171
         Income taxes payable                                       (431,783)           83,334
                                                            ----------------  ----------------
Net cash used in operating activities                             (1,297,545)         (505,703)

Cash flows from investing activities:
Purchase of property and equipment                                  (843,190)         (164,873)
Repayment from joint venture                                               -            29,705
                                                            ----------------  ----------------
Net cash used in investing activities                               (843,190)         (135,168)

Cash flows from financing activities:
Bank overdraft                                                             -           181,931
Proceeds from loan payable-bank                                            -         1,215,000
Repayment of loan to shareholder                                           -        (1,045,000)
Repayment of long-term debt                                           (6,844)           (5,256)
Deferred offering costs                                                    -           (45,511)
                                                            ----------------  ----------------
Net cash (used in) provided by  financing activities                  (6,844)          301,164
                                                            ----------------  ----------------

Net decrease in cash and cash equivalents                         (2,147,579)         (339,707)
Cash and cash equivalents at beginning of period                  16,945,010           347,285
                                                            ----------------  ----------------
Cash and cash equivalents at end of period                  $     14,797,431  $          7,578
                                                            ================  ================

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Interest                                             $          1,649  $         88,819
                                                            ================  ================
       Income taxes                                         $      1,222,783  $         42,666
                                                            ================  ================

See accompanying notes to financial statements.

                          THE A CONSULTING TEAM, INC.
                         Notes to Financial Statements
                                  (Unaudited)


1)        GENERAL:

         These financial statements should be read in conjunction with The A Consulting Team, Inc.'s (the "Company") Form 10-KSB for the year ended December 31, 1997 filed with the SEC, and the accompanying financial statements and related notes thereto. All outstanding share amounts included in the accompanying financial statements have been adjusted to reflect a 355,000-for-1 stock split on August 4, 1997. The accounting policies used in preparing these financial statements are the same as those described in the Company's Form 10-KSB for the year ended December 31, 1997 filed with the SEC.


2)       INTERIM FINANCIAL STATEMENTS:

         In the opinion of management, the accompanying unaudited condensed financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and the results of operations for the six and three months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997.

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

         The results of operations for the six and three months ended June 30, 1998 are not necessarily indicative of the results to be expected for any other interim period or for the full year.


3)       INCOME PER SHARE:

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"), which was required to be adopted on December 31, 1997. Under the new requirements for calculating primary (basic) earnings per share, the dilutive effect of stock options will be excluded. Options to purchase 374,750 share of common stock at $12 per share were outstanding during 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

The following table sets forth the computation of basic and diluted earnings per share for the six and three months ended June 30, 1998.



                                                  Six Months Ended     Three Months Ended
                                                -------------------   ----------------------
                                                  June 30, 1998           June 30, 1998
                                                -------------------   ----------------------
Numerator:
 Net income...................................  $        1,254,354    $              687,670
                                                -------------------   ----------------------
 Numerator for basic and diluted  earnings per
     share....................................  $        1,254,354    $              687,670
                                                ===================   ======================

Denominator:
  Denominator for basic earnings per
      share - weighted-average shares..........          5,485,000                5,485,000

  Effect of dilutive securities:
     Employee stock options....................              6,711                    7,897
                                                -------------------   ----------------------
  Denominator for diluted earnings per
     share - adjusted weighted-average shares..          5,491,711                5,492,897
                                                ===================   ======================

Basic earnings per share....................... $              0.23   $                 0.13
                                                ===================   ======================

Diluted earnings per share..................... $              0.23   $                 0.13
                                                ===================   ======================

4)       INCOME TAXES:

         The Company's income taxes on actual pretax income for the six and three month periods ended June 30, 1998 were calculated on a "C corporation" basis. The Company's income taxes on actual pretax for the six and three months ended June 30, 1997 were calculated on an "S corporation" basis. The Company was an "S Corporation" between January 1, 1995 and August 12, 1997, the day before the Company completed the Offering. During this period, the Company was not subject to federal income taxes at the corporate level.


5)       CONCENTRATION OF CREDIT RISK:

                  Sales to three customers represent approximately 40% of the Company's revenue for the six months ended June 30, 1998. Sales to three customers for the same period in 1997 represented approximately 40% of the Company's revenue, of which sales to one of those customers represented approximately 26% of the Company's revenue with sales to the remaining two customers each representing less than 10% of the Company's revenue. Sales to four customers represent approximately 51% of the Company's revenue for the three months ended June 30, 1998. Sales to four customers for the same period in 1997 represented approximately 46% of the Company's revenue, of which sales to one of those customers represented approximately 27% of the Company's revenue, with sales to the remaining three customers each representing less than 10% of revenue.

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATIONS

         The following discussion and analysis of significant factors affecting the Company's operating results and liquidity and capital resources should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1997, the accompanying financial statements and related notes.

Overview

         TACT provides enterprise-wide IT consulting, software and training services and solutions primarily to Fortune 1000 companies in a wide range of industries. The Company generates over 87% of its revenues from IT consulting services. Moreover, over 90% of the Company's consulting services revenues were generated from the hourly billing of its consultants' services to its clients under time and materials engagements, with the remainder generated under fixed-price engagements.

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

         The Company's revenue growth has been driven by three primary factors: increasing the number of consultants, managing the business to attain higher average billing rates through the delivery of higher value-added services to the Company's clients, and carefully managing consultant utilization rates. Additionally, the Company has expanded its Technical Practices into areas such as Windows NT and Internet/Intranet, which has enabled it to cross-sell higher-margin services. The Company also has been successful in expanding existing client relationships as well as establishing new client relationships. Such relationships are established and maintained through the Company's local Solution Branch offices located in New York, New Jersey and Connecticut.

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

Results of Operations

         The following tables set forth the percentage of revenues of certain items included in the Company's Statements of Operations:

                                                      Six Months Ended           Three Months Ended
                                                          June 30,                    June 30,
                                                   ------------------------   -------------------------
                                                     1998          1997          1998          1997
                                                   ------------------------   -------------------------
Consulting services............................      87.5 %        94.5 %        87.9 %        94.1 %
Software licensing.............................      11.8           4.8          11.6           5.5
Training services..............................       0.7           0.7           0.5           0.4
                                                   ----------   -----------   -----------   -----------
     Total revenues............................     100.0         100.0         100.0         100.0
Cost of revenues...............................      65.3          68.9          65.2          69.1
                                                   ----------   -----------   -----------   -----------
     Gross profit                                    34.7          31.1          34.8          30.9
Selling, general and administrative expenses...      26.6          20.8          26.4          20.2
Income from operations.........................       8.1          10.3           8.4          10.7
Net income.....................................       5.5           8.9           5.5           9.3
                                                   ==========                 ===========
Pro forma income from operations...............                    10.1                        10.4
Proforma net income....................................             5.2                         5.4
                                                                ===========                 ===========


Comparison of the Six Months Ended June 30, 1998 to the Six Months Ended June 30, 1997

         Revenues. Revenues of the Company increased by approximately $6.6 million, or 40%, from $16.3 million for the six months ended June 30, 1997 to $22.8 million for the six months ended June 30, 1998. Revenues from consulting services increased by approximately $4.6 million, or 30%, from $15.4 million for the six months ended June 30, 1997 to $20.0 million for the same period in 1998. The increase in 1998 period revenues from consulting services was primarily the result of an increased number of consultants, a slight increase in the consultant utilization rate, and to a lesser extent, higher hourly billing rates.

         The number of consultants engaged by the Company increased 22% for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997. The Company obtained significant full life cycle projects involving networking and system management, client/server development, quality assurance and testing, and internet/intranet from existing clients, which resulted in higher billings.

         Software licensing revenues increased by approximately $1.9 million, or 245%, from $0.8 million for the six months ended June 30, 1997 to $2.7 million for the same period in 1998. This increase was primarily due to an increase in Year 2000 product sales.

         Revenues from training services represented less than 1% of the Company's total revenues for the six months ended June 30, 1998 and 1997 respectively.

         Gross Profit. The resulting gross profit for the six months ending June 30, 1998 increased by approximately $2.9 million, or 57%, from $5.1 million in 1997 to $7.9 million in 1998. As a percentage of total revenues, gross profit increased from 31% of total revenues for the six months ended June 30, 1997 to 35% for the same period in 1998. This increase directly relates to the change in revenue mix, with higher software sales during the six months ended June 30, 1998.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately $2.7 million, or 79%, from $3.4 million for the six months ended June 30, 1997 to $6.1 million for the same period in 1998. Expressed as a percentage of sales, selling, general and administrative expenses increased, representing 27% of total six months ended June 30, 1998 revenues as compared to 21% of total revenues for the same period in 1997. The increase in selling, general and administrative expenses for the six months ended June 30, 1998 was primarily the result of increases in the number of technical practice personnel hired and not fully utilized, the addition of sales, recruiting and administration staff, the establishment of the Stamford, Connecticut Solutions Branch office and increased health care costs and depreciation expense.

         Actual and Pro Forma Net Income. Actual net income decreased by approximately $0.2 million from $1.5 million for the six months end June 30, 1997 to approximately $1.3 million for the same period in 1998. Pro forma net income was $0.9 million for the six months ended June 30, 1997 as compared to $1.3 million for the same period in 1998. Pro forma net income includes an adjustment for executive compensation to reflect the terms of new contracts with the Chief Executive Officer and Chief Financial Officer. In addition, it also includes an adjustment to provide for income taxes as if the Company had been a C corporation.

Comparison of the Three Months Ended June 30, 1998 to the Three Months Ended June 30, 1997

         Revenues. Revenues of the Company increased by approximately $3.6 million, or 40%, from $8.8 million for the three months ended June 30, 1997 ("1997") to $12.4 million for the three months ended June 30, 1998 ("1998"). Revenues from consulting services increased by approximately $2.6 million, or 31%, from $8.3 million for the three months ended June 30,1997 to $10.9 million for the same period in 1998. The increase in 1998 period revenues from consulting services was primarily the result of an increased number of consultants, a slight increase in the consultant utilization rate, and to a lesser extent, higher hourly billing rates

         . The number of consultants engaged by the Company increased 115% for the three months ended June 30, 1998 to as compared to the three months ended June 30, 1997. The Company obtained significant full life cycle projects involving networking and system management, client/server development, quality assurance and testing, and internet/intranet from existing clients which resulted in higher billings.

         Software licensing revenues increased by approximately $1.0 million, or 196%, from $0.5 million for the three months ended June 30, 1997 to $1.4 million for the same period in 1998. This increase was primarily due to an increase in Year 2000 product sales.

         Revenues from training services represented less than 1% of the Company's total revenues for the three months ended June 30, 1998 and 1997 respectively.

         Gross Profit. The resulting gross profit for the three months ending June 30,1998 increased by approximately $1.6 million, or 58%, from $2.7 million in 1997 to $4.3 million in 1998. As a percentage of total revenues, gross profit increased from 31% of total revenues for the three months ended June 30, 1997 to 35% for the same period in 1998. This increase directly relates to the change in revenue mix, with higher software sales during the three months ended June 30, 1998.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately $1.5 million, or 83%, from $1.8 million for the three months ended June 30, 1997 to $3.3 million for the same period in 1998. Expressed as a percentage of sales, selling, general and administrative expenses increased, representing 26% of total three months ended June 30, 1998 revenues as compared to 20% of total revenues for the same period in 1997. The increase in selling, general and administrative expenses for the three months ended June 30, 1998 was primarily the result of increases in the number of technical practice personnel hired and not fully utilized, the addition of sales, recruiting and administration staff, the establishment of the Stamford, Connecticut Solutions Branch office and increased health care costs and depreciation expense.

         Actual and Pro Forma Net Income. Actual net income decreased by approximately $0.1million from $0.8 million for the three months ended June 30, 1997 to approximately $0.7million for the same period in 1998. Pro forma net income was $0.5 million for the three months ended June 30, 1997 as compared to $0.7 million for the same period in 1998. Pro forma net income includes an adjustment for executive compensation to reflect the terms of new contracts with the Chief Executive Officer and Chief Financial Officer. In addition, it also includes an adjustment to provide for income taxes as if the Company had been a C corporation.

Liquidity and Capital Resources

         The Company's operations and geographic expansion are funded from cash flow generated from operations, borrowings under the Company's credit line, borrowing from the principal shareholder and from balances generated from the Offering. The Company currently has no outstanding borrowings.

         The Company's cash balances were approximately $16.9 million at December 31,1997, and $14.8 million at June 30, 1998. Net cash used in operating activities was approximately $1.3 million and $0.5 million for the six months ended June 30, 1998 and 1997, respectively. In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term commercial paper with a credit rating no lower than A1, P1.

          The Company currently has a line of credit of $2,100,000 and no outstanding borrowings. The line of credit is guaranteed by the Company's principal shareholder. The line of credit bears interest at a variable rate based on prime plus 1% (8.5% at June 30, 1998).

          The Company's accounts receivable at June 30, 1998 and December 31, 1997 was approximately $10.1 million and $7.2 million respectively, representing 72 and 67 days of sales outstanding ("DSO"), respectively. The Company does not anticipate any difficulty in collecting amounts due, since this increase in DSO resulted from increased sales toward the end of the reporting period and business with a client that has been granted longer payment terms.

          Sales to three customers represent approximately 40% of the Company's revenue for the six months ended June 30, 1998. Sales to three customers for the same period in 1997 represented approximately 40% of the Company's revenue, of which sales to one of those customers represented approximately 26% of the Company's revenue with sales to the remaining two customers each representing less than 10% of the Company's revenue. Sales to four customers represent approximately 51% of the Company's revenue for the three months ended June 30, 1998. Sales to four customers for the same period in 1997 represented approximately 46% of the Company's revenue, of which sales to one of those customers represented approximately 27% of the Company's revenue, with sales to the remaining three customers each representing less than 10% of revenue. Besides these customers, no other customer represented greater than 10% of the Company's revenues.

         Net cash used in financing activities was approximately $6,800 for the six months ended June 30, 1998, representing the repayment of long-term debt. Net cash provided by financing activities for the six months ended June 30, 1997 was approximately $0.3 million, primarily representing proceeds from bank loans and overdrafts, offset by repayment of a loan from the majority shareholder and deferred offering costs.

         Net cash used in investing activities was approximately $0.8 million for the six months ended June 30, 1998, representing the purchase of fixed assets. Net cash used in investing activities for the six months ended June 30, 1997 was approximately $0.1 million representing the purchase of fixed assets offset by repayment of an advance to a joint venture.

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

Part II.  Other Information

Item 1.  Legal Proceedings

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Sales

         For the six months ended June 30, 1998, the amount of net offering proceeds used for any purpose for which at least 5% of the issuer's total offering proceeds has been used was:

             Working Capital and General Business Purposes        $2,100,000

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


Item 6.  Exhibits and Reports on Form 8-K

Exhibits
--------
27                Financial Data Schedule:  Information Provided Pursuant to
                  Article 5 of Regulation S-X


No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               THE A CONSULTING TEAM, INC.


August 14, 1998                      By:  /s/ Shmuel BenTov
----------------                        -----------------------------------
Date                                     Shmuel BenTov, President
                                         and Chief Executive Officer



August 14, 1998                      By:  /s/ Frank T Thoelen
----------------                        -----------------------------------
Date                                     Frank T Thoelen, Secretary-Treasurer
                                         and Chief Financial Officer