Form 10QSB
period 1998-09-30
A CONSULTING TEAM INC
filed 1998-11-12
CIK 1040792

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-QSB

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1998

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                         Commission file number: 0-22945

                           THE A CONSULTING TEAM, INC.
                           ---------------------------
               (Exact name of Issuer as specified in its charter)

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

                                 (212) 979-8228
                                 --------------
                           (Issuer's telephone number)

   Check whether the issuer (1) has filed all reports required to be filed by
   Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X             No ___
                                 ---


              As of November 12, 1998, there were 5,485,000 shares of Common Stock, with $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):

                              Yes ___           No  X
                                                   ---

                           THE A CONSULTING TEAM, INC.

                                      INDEX

                                                                             Page Number
                                                                             -----------
Index                                                                              2

Part I. Financial Information

         Item 1.  Financial Statements                                             3-7

                           Balance Sheets                                          3

                           Statements of Operations                                4

                           Statements of Cash Flows                                5

                           Notes to Condensed Financial Statements                 6-7

         Item 2.  Management's Discussion and Analysis or Plan of Operations       8-13

Part II. Other Information

         Item 1.  Legal Proceedings                                                14

         Item 2.  Changes in Securities and Use of Proceeds                        14

         Item 6.  Exhibits and Reports on Form 8-K                                 14

Signatures                                                                         15

Exhibit 27                 Financial Data Schedule                                 16



Part I.  Financial Information

Item 1.  Financial Statements


                           THE A CONSULTING TEAM, INC.
                                 BALANCE SHEETS

                                                                                 September 30,      December 31,
                                                                                      1998              1997
                                                                                 ---------------   ---------------
                                                                                  (unaudited)

ASSETS
Current Assets:
    Cash and cash equivalents                                                    $   15,009,116    $   16,945,010
    Accounts receivable                                                              10,820,274         7,237,905
    Prepaid expenses and other current assets                                           441,015            83,320
                                                                                 ---------------   ---------------
       Total current assets                                                          26,270,405        24,266,235
Property and equipment, at cost, less accumulated
    depreciation and amortization                                                     2,037,903         1,124,396
Deposits                                                                                 84,730            76,692
                                                                                 ---------------   ---------------
       Total assets                                                              $   28,393,038    $   25,467,323
                                                                                 ===============   ===============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt                                            $       14,828    $       13,967
    Accounts payable and accrued expenses                                             3,436,799         2,139,551
    Income tax payable                                                                        -           527,376
    Deferred income taxes                                                               554,000           358,000
                                                                                 ---------------   ---------------
       Total current liabilities                                                      4,005,627         3,038,894
Long-term debt                                                                           18,861            30,092
Commitments
Shareholders' equity:
    Preferred stock, $.01 par value; 2,000,000 shares
       authorized; no shares issued or outstanding                                            -                 -
    Common stock, $.01 par value; 10,000,000 shares authorized;
       5,485,000 issued and outstanding                                                  54,850            54,850
    Additional paid-in capital
                                                                                     21,051,758        21,051,758
    Retained earnings
                                                                                      3,261,942         1,291,729
                                                                                 ---------------   ---------------
       Total shareholders' equity
                                                                                     24,368,550        22,398,337
                                                                                 ---------------   ---------------
       Total liabilities and shareholders' equity                                $   28,393,038    $   25,467,323
                                                                                 ===============   ===============



See accompanying notes to financial statements.

                           THE A CONSULTING TEAM, INC.
                            STATEMENTS OF OPERATIONS

                                                                  Nine Months Ended                Three Months Ended
                                                                    September 30,                     September 30,
                                                            ------------------------------  --------------------------------
                                                                1998            1997             1998             1997
                                                            --------------  --------------  ---------------  ---------------
                                                             (unaudited)     (unaudited)     (unaudited)      (unaudited)
Revenues:
    Consulting services                                       $31,266,218     $23,839,803      $11,279,830       $8,461,408
    Software licensing                                          4,049,929       1,440,857        1,341,503          656,076
    Training services                                             198,848         163,810           47,617           53,588
                                                            --------------  --------------  ---------------  ---------------
       Total revenues                                          35,514,995      25,444,470       12,668,950        9,171,072
Cost of revenues                                               23,265,421      17,439,174        8,350,666        6,222,308
                                                            --------------  --------------  ---------------  ---------------
Gross profit                                                   12,249,574       8,005,296        4,318,284        2,948,764
Operating expenses:
    Selling, general & administrative                           9,281,172       5,388,733        3,203,794        1,997,568
    Equity in net (income) loss from joint venture,
       including loss on disposal of $1,584 for 1997                    -         (13,253)               -
                                                            --------------  --------------  ---------------  ---------------
          Total operating expenses                              9,281,172       5,375,480        3,203,794        1,997,568
                                                            --------------  --------------  ---------------  ---------------
Income from operations                                          2,968,402       2,629,816        1,114,490          951,196
Interest income                                                   504,181          83,465          152,090           83,294
Interest expense                                                   (2,370)       (148,489)            (721)         (40,311)
                                                            --------------  --------------  ---------------  ---------------
Income before income taxes                                      3,470,213       2,564,792        1,265,859          994,179
    Income taxes                                                1,500,000         608,000          550,000          492,000
                                                            ==============  ==============  ===============  ===============
Net income                                                    $ 1,970,213     $ 1,956,792      $   715,859       $  502,179
                                                            ==============  ==============  ===============  ===============

Basic earnings per share                                      $      0.36                      $      0.13
                                                            ==============                  ===============

Dilutive earnings per share                                   $      0.36                      $      0.13
                                                            ==============                  ===============

Unaudited pro forma information:
Historical income from operations                                             $ 2,629,816                        $  951,196
Pro forma adjustment for executive compensation                                   (37,500)                                -
                                                                            --------------                   ---------------
Pro forma income from operations                                                2,592,316                           951,196
Interest (expense) income, net                                                    (65,024)                           42,983
                                                                            --------------                   ---------------
Pro forma income before income taxes                                            2,527,292                           994,179
Pro forma provision for income taxes                                            1,128,000                           447,000
                                                                            --------------                   ---------------
Pro forma net income                                                          $ 1,399,292                        $  547,179
                                                                            ==============                   ===============
Pro forma net income per share basic and dilutive                             $      0.35                        $     0.12
                                                                            ==============                   ===============
Weighted average number of common
    shares outstanding                                                          4,051,210                         4,695,209
                                                                            ==============                   ===============



See accompanying notes to financial statements.

                           THE A CONSULTING TEAM, INC.
                            STATEMENTS OF CASH FLOWS

                                                            Nine Months Ended  September 30,
                                                                 1998              1997
                                                            ----------------  ---------------
                                                              (unaudited)      (unaudited)
Cash flows from operating activities:
Net income                                                     $  1,970,213     $  1,956,792
Adjustments to reconcile net income
  to net cash (used in) provided by operating activites:
       Depreciation and amortization                                287,781           82,699
       Deferred income taxes                                        196,000          209,000
       Equity in net income from joint venture                          -            (13,253)
       Changes in operating assets and liabilities:
         Accounts receivable                                     (3,582,369)      (3,118,566)
         Prepaid expenses and other                                (357,695)          48,707
         Accounts payable and accrued expenses                    1,297,248          535,432
         Income taxes payable                                      (527,376)         348,473
                                                            ----------------  ---------------
Net cash (used in) provided by operating activities                (716,198)          49,284

Cash flows from investing activities:
Purchase of property and equipment                               (1,201,288)        (222,789)
Deposits                                                             (8,038)          (4,502)
Repayment from joint venture                                            -             29,705
                                                            ----------------  ---------------
Net cash used in investing activities                            (1,209,326)        (197,586)

Cash flows from financing activities:
Net proceeds from public offering                                       -         21,075,627
Proceeds from loan payable-bank                                         -          1,215,000
Repayment of loan payable-bank                                          -         (2,665,000)
Repayment of loan to shareholder                                        -         (1,045,000)
Distribution of S Corporation earnings to shareholder                   -         (2,000,000)
Repayment of long-term debt                                         (10,370)          (8,511)
                                                            ----------------  ---------------
Net cash (used in) provided by financing activities                 (10,370)      16,572,116
                                                            ----------------  ---------------

Net decrease in cash and cash equivalents                        (1,935,894)      16,423,814

Cash and cash equivalents at beginning of period                 16,945,010          347,285
                                                            ----------------  ---------------
Cash and cash equivalents at end of period                     $ 15,009,116     $ 16,771,099
                                                            ================  ===============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
       Interest                                                $      2,370     $    148,489
                                                            ================  ===============
       Income taxes                                            $  1,993,872     $     50,527
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

2)       INTERIM FINANCIAL STATEMENTS:

         In the opinion of management, the accompanying unaudited condensed financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and the results of operations for the nine and three months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997.

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

         The results of operations for the nine and three months ended September 30, 1998 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

3)       INCOME PER  SHARE:

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"), which was required to be adopted on December 31, 1997. Under the new requirements for calculating primary (basic) earnings per share, the dilutive effect of stock options will be excluded. Options to purchase 343,937 shares of common stock at $12.00 per share and options to purchase 86,150 shares of common stock at $10.25 per share, for the three months ended September 30, 1998, were outstanding during 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

The following table sets forth the computation of basic and diluted earnings per share for the nine and three months ended September 30, 1998.

                                                 Nine Months Ended       Three Months Ended
                                                September 30, 1998       September 30, 1998
                                                ------------------       ------------------
Numerator:
 Net income..................................... $        1,970,213      $           715,859
                                                --------------------    ---------------------
 Numerator for basic and diluted  earnings per
     share...................................... $        1,970,213      $           715,859
                                                ====================    =====================

Denominator:
  Denominator for basic earnings
     per share - weighted-average shares........          5,485,000                5,485,000

  Effect of dilutive securities:
     Employee stock options.....................              4,474                        -
                                                --------------------    ---------------------
  Denominator for diluted earnings per
    share - adjusted weighted-average shares....          5,489,474                5,485,000
                                                ====================    =====================
Basic earnings per share........................               0.36                     0.13
                                                ====================    =====================
Diluted earnings per share......................               0.36                     0.13
                                                ====================    =====================



4)       INCOME TAXES:

         The Company's income taxes on actual pretax income for the nine and three month periods ended September 30, 1998 were calculated on a "C corporation" basis. The Company's income taxes on actual pretax income for the nine and three months ended September 30, 1997 were calculated on an "S corporation" basis. The Company was an "S Corporation" between January 1, 1995 and August 12, 1997, the day before the Company completed the Offering. During this period, the Company was not subject to federal income taxes at the corporate level.

5)       CONCENTRATION OF CREDIT RISK:

         Sales to three customers represent approximately 42% of the Company's revenue for the nine months ended September 30, 1998. Sales to three customers for the same period in 1997 represented approximately 39% of the Company's revenue, of which sales to one of those customers represented approximately 25% of the Company's revenue with sales to the remaining two customers each representing less than 10% of the Company's revenue. Sales to three customers represent approximately 53% of the Company's revenue for the three months ended September 30, 1998. Sales to three customers for the same period in 1997 represented approximately 36% of the Company's revenue, of which sales to one of those customers represented approximately 22% of the Company's revenue with sales to the remaining two customers each representing less than 10% of the Company's revenue.

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

Overview

         The Company provides enterprise-wide IT consulting, software and training services and solutions primarily to Fortune 1000 companies in a wide range of industries. The Company generates over 87% of its revenues from IT consulting services. Moreover, over 65% of the Company's consulting services revenues were generated from the hourly billing of its consultants' services to its clients under time and materials engagements, with the remainder generated under fixed-price engagements.

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

         The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company's financial performance is primarily based upon billing margin (billable hourly rate less the consultant's hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). During the periods presented, the Company has been able to increase its billing margins by increasing its hourly billing rates and through higher margin service offerings in new technologies such as client/server and internet/intranet. These increases, however, were partially offset by increases in consultants' and employees' salaries and wages. Because most of the Company's engagements are on a time and materials basis, the Company generally has been able to pass on to its clients most increases in cost of services. Accordingly, such increases have historically not had a significant impact on the Company's financial results. Further, most of the Company's engagements allow for periodic price adjustments to address, among other things, increases in consultant costs. The Company also actively manages its personnel utilization rates by constantly monitoring project requirements and timetables. As projects are completed, consultants are re-deployed either to new projects at the current client site or to new projects at another client site, or are encouraged to participate in the Company training programs in order to expand their technical skill sets.

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

         The Company's revenue growth has been driven by three primary factors: increasing the number of consultants, managing the business to attain higher average billing rates through the delivery of higher value-added services to the Company's clients, and carefully managing consultant utilization rates. Additionally, the Company has expanded its Technical Practices into areas such as Windows NT and Internet/Intranet, which has enabled it to cross-sell higher-margin services. The Company also has been successful in expanding existing client relationships as well as establishing new client relationships. Such relationships are established and maintained through the Company's local Solution Branch offices located in New York, New Jersey, Connecticut, and Illinois.

         The Company opened its Solution Branch in Connecticut in December 1997. The Company has opened its Solution Branch in Illinois in October of 1998 and plans to open an additional Solution Branch in one other select major U.S. markets in 1998. Considering its limited experience with opening Solution Branches, the Company cannot predict when new Solution Branches will contribute to the Company's net income. Until such time, the Company will have incurred the costs associated with opening each new Solution Branch, including the costs of office equipment, salaries and occupancy.

         The Company was an "S Corporation" between January 1, 1995 and August 12, 1997, the day before the Company completed its initial public offering (the "Offering"). During this period, the Company was not subject to federal income taxes at the corporate level.

Results of Operations

         The following tables set forth the percentage of revenues of certain items included in the Company's Statements of Operations:

                                                      Nine Months Ended          Three Months Ended
                                                        September 30,              September 30,
                                                   ------------------------   -------------------------
                                                     1998          1997          1998          1997
                                                   ------------------------   -------------------------
Consulting services ............................      88.0 %      93.7 %        89.0 %        92.2 %
Software licensing .............................      11.4         5.7          10.6           7.2
Training services ..............................       0.6         0.6           0.4           0.6
                                                     -----       -----         -----         -----
     Total revenues ............................     100.0       100.0         100.0         100.0
Cost of revenues ...............................      65.5        68.5          65.9          67.8
                                                     -----       -----         -----         -----
     Gross profit ..............................      34.5        31.5          34.1          32.2
Selling, general and administrative expenses ...      26.1        21.2          25.3          21.8
Income from operations .........................       8.4        10.3           8.8          10.4
Net income .....................................       5.5         7.7           5.7           5.5
                                                     =====         7.7          ====
Pro forma income from operations ...............                  10.2                        10.4
Proforma net income ............................                   5.5                         6.0
                                                                 =====                       =====



Comparison of the Nine Months Ended September 30, 1998 to the Nine Months Ended September 30, 1997

         Revenues. Revenues of the Company increased by approximately $10.1 million, or 40%, from $25.4 million for the nine months ended September 30, 1997 to $35.5 million for the nine months ended September 30, 1998. Revenues from consulting services increased by approximately $7.5 million, or 31%, from $23.8 million for the nine months ended September 30, 1997 to $31.3 million for the same period in 1998. The increase in 1998 period revenues from consulting services was primarily the result of an increased number of consultants, an increase in the consultant utilization rate, and to a lesser extent, higher hourly billing rates.

         The number of consultants engaged by the Company increased 14% for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997. This increase was due primarily to an increase in Year 2000 and fixed price projects.

         Software licensing revenues increased by approximately $2.6 million, or 181%, from $1.4 million for the nine months ended September 30, 1997 to $4.0 million for the same period in 1998. This increase was primarily due to an increase in Year 2000 product sales. Revenues from training services represented less than 1% of the Company's total revenues for the nine months ended September 30, 1998 and 1997 respectively.

         Gross Profit. Gross profit for the nine months ended September 30, 1998 increased by approximately $4.2 million, or 53%, from $8.0 million for the nine months ended September 30, 1997 to $12.2 million for the same period in 1998. As a percentage of total revenues, gross profit increased from 31.5% of total revenues for the nine months ended September 30, 1997 to 34.5% for the same period in 1998. This increase was primarily the results of changes in revenue mix, including higher software sales during the nine months ended September 30, 1998.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately $3.9 million, or 72%, from $5.4 million for the nine months ended September 30, 1997 to $9.3 million for the same period in 1998. Expressed as a percentage of sales, selling, general and administrative expenses represented 26% of total revenues for the nine months ended September 30, 1998 revenues as compared to 21% of total revenues for the same period in 1997. The increase in selling, general and administrative expenses for the nine months ended September 30, 1998 was primarily the result of increases in the number of technical practice personnel hired and not fully utilized, the addition of sales, recruiting and administration staff, the establishment of the Stamford, Connecticut Solutions Branch office and increased health care costs, depreciation expense, rent, and outside professional services.

         Actual and Pro Forma Net Income. Actual net income was $2.0 million for the nine months ended September 30, 1997 and 1998. Pro forma net income was $1.4 million for the nine months ended September 30, 1997 as compared to $2.0 million for the same period in 1998. Pro forma net income includes an adjustment for executive compensation to reflect the terms of new contracts with the Chief Executive Officer and Chief Financial Officer. In addition, it also includes an adjustment to provide for income taxes as if the Company had been a C corporation.

Comparison of the Three Months Ended September 30, 1998 to the Three Months Ended September 30, 1997

         Revenues. Revenues of the Company increased by approximately $3.5 million, or 38%, from $9.2 million for the three months ended September 30, 1997 to $12.7 million for the three months ended September 30, 1998. Revenues from consulting services increased by approximately $2.8 million, or 33%, from $8.5 million for the three months ended September 30,1997 to $11.3 million for the same period in 1998. The increase in 1998 period revenues from consulting services was primarily the result of new projects, a slight increase in the consultant utilization rate, and higher average hourly billing rates.

          The number of consultants engaged by the Company increased by 12% for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This increase was due primarily to an increase in Year 2000, and fixed price projects.

         Software licensing revenues increased by approximately $0.7 million, or 105%, from $0.7 million for the three months ended September 30, 1997 to $1.3 million for the same period in 1998. This increase was primarily due to an increase in Year 2000 product sales.

         Revenues from training services represented less than 1% of the Company's total revenues for the three months ended September 30, 1998 and 1997 respectively.

         Gross Profit. Gross profit for the three months ended September 30,1998 increased by approximately $1.4 million, or 46%, from $2.9 million for the three months ended September 30, 1997 to $4.3 million for the same period in 1998. As a percentage of total revenues, gross profit increased from 32.2% of total revenues for the three months ended September 30, 1997 to 34.1% for the same period in 1998. This increase was primarily the results of changes in revenue mix, including higher software sales during the three months ended September 30, 1998.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately $1.2 million, or 60%, from $2.0 million for the three months ended September 30, 1997 to $3.2 million for the same period in 1998. Expressed as a percentage of sales, selling, general and administrative expenses increased, representing 25% of total three months ended September 30, 1998 revenues as compared to 22% of total revenues for the same period in 1997. The increase in selling, general and administrative expenses for the three months ended September 30, 1998 was primarily the result of increases in the number of technical practice personnel hired and not fully utilized, the addition of sales, recruiting and administration staff, the establishment of the Stamford, Connecticut Solutions Branch office and increased health care costs, depreciation expense, rent, and outside professional services.

         Actual and Pro Forma Net Income. Actual net income increased by approximately $0.2 million from $0.5 million for the three months ended September 30, 1997 to approximately $0.7 million for the same period in 1998. Pro forma net income was $0.5 million for the three months ended September 30, 1997 as compared to $0.7 million for the same period in 1998. Pro forma net income includes an adjustment to provide for income taxes as if the Company had been a C corporation.

Liquidity and Capital Resources

         The Company's operations and geographic expansion are funded from cash flow generated from operations, borrowings under the Company's credit line, borrowing from the principal shareholder and from balances generated from the Offering. The Company currently has no outstanding borrowings.

         The Company's cash balances were approximately $16.9 million at December 31,1997, and $15.0 million at September 30, 1998. Net cash used in operating activities was approximately $716,000 for the nine months ended September 30, 1998. Net cash provided by operating activities was approximately $49,000 for the nine months ended September 30, 1997. In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term commercial paper with a credit rating no lower than A1, P1.

          The Company currently has a line of credit of $2,100,000 and no outstanding borrowings. The line of credit is guaranteed by the Company's principal shareholder. The line of credit bears interest at a variable rate based on prime plus 1% (8.25% at September 30, 1998).

         The Company's accounts receivable at September 30, 1998 and December 31, 1997 were approximately $10.8 million and $7.2 million respectively, representing 77 and 73 days of sales outstanding ("DSO"), respectively. The Company does not anticipate any difficulty in collecting amounts due, since this increase in DSO resulted from increased sales toward the end of the reporting period and business with a client that has been granted longer payment terms.

         Sales to three customers represent approximately 42% of the Company's revenue for the nine months ended September 30, 1998. Sales to three customers for the same period in 1997 represented approximately 39% of the Company's revenue, of which sales to one of those customers represented approximately 25% of the Company's revenue with sales to the remaining two customers each representing less than 10% of the Company's revenue. Sales to three customers represent approximately 53% of the Company's revenue for the three months ended September 30, 1998. Sales to three customers for the same period in 1997 represented approximately 36% of the Company's revenue, of which sales to one of those customers represented approximately 22% of the Company's revenue with sales to the remaining two customers each representing less than 10% of the Company's revenue.

         Net cash used in financing activities was approximately $10,400 for the nine months ended September 30, 1998, representing the repayment of long-term debt. Net cash provided by financing activities for the nine months ended September 30, 1997 was approximately $16.6 million, primarily representing the proceeds from the public offering, offset by repayment of bank debt and loans and the distribution of S Corporations earnings to the Shareholder.

         Net cash used in investing activities was approximately $1.2 million for the nine months ended September 30, 1998, representing the purchase of fixed assets and leasehold improvements. Net cash used in investing activities for the nine months ended September 30, 1997 was approximately $0.2 million representing the purchase of fixed assets, leasehold improvements and offset by repayment of an advance to a joint venture.

         In management's opinion, cash flows from operations and borrowing capacity combined with proceeds from the Offering will provide adequate flexibility for funding the Company's working capital obligations and expansion plans.

Subsequent Events

         In October 1998, the Company formed a strategic partnership with T3 Media, Inc., an independent Web integrator. In addition to the alliance, the Company has invested $3 million in T3 Media Convertible Preferred Stock, representing 30% of T3 Media's equity.

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

         The Company has an overall plan and a systematic process in place to make its internal financial and administrative systems Year 2000 ready within the next twelve to eighteen months. Modification or replacement of portions of the Company's software may be required so that the computer systems will function properly with respect to date values for the Year 2000 and thereafter. The Company presently believes that with modifications to existing software and conversions to new software, Year 2000 issues will not pose significant operational problems for its computer systems. During the execution of the compliance process; the Company will incur certain costs and expenses. The costs incurred by the Company during the nine months ended September 30, 1998 to address Year 2000 compliance were not material. The Company estimates that it will incur approximately $75,000 to $100,000 of indirect costs over the next eighteen months. The Company expects that its internal Year 2000 compliance process will be completed on a timely basis. If such modifications are not made, however, or are not completed in a timely manner, the Year 2000 issues could have a material impact on the operations and financial condition of the Company.

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

Part II. Other Information

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

         For the nine months ended September 30, 1998, the amount of net offering proceeds used for any purpose for which at least 5% of the issuer's total offering proceeds has been used was:

              Working Capital and General Business Purposes           $2,800,000

         Such payments referred to above were not direct or indirect payments to officers, directors, general partners of the issuer or their associates, affiliates of the issuer or any person owning 10% or more of any class of equity securities of the issuer, nor were such payments referred to above direct or indirect payments to others, except as indicated.

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

                           THE A CONSULTING TEAM, INC.

November 12, 1998          By:  /s/ Shmuel BenTov
------------------              ------------------------------------
Date                            Shmuel BenTov, President
                                and Chief Executive Officer

November 12, 1998          By:  /s/ Frank T Thoelen
------------------              ------------------------------------
Date                            Frank T Thoelen, Secretary-Treasurer
                                and Chief Financial Officer