Form 10-K405
period 1998-12-31
A CONSULTING TEAM INC
filed 1999-03-31
CIK 1040792

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                         PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One):

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998
                                     OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to ___________


                         Commission file number: 0-22945


                           THE A CONSULTING TEAM, INC.)
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter


                New York                                 13-3169913
    -------------------------------         ------------------------------------
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or Organization)


         200 Park Avenue South
        New York, New York 10003                      (212) 979-8228
----------------------------------------      -------------------------------
(Address of Principal Executive Offices)      (Registrant's Telephone Number,
                                                    Including Area Code)

Securities registered pursuant to  Section 12(b) of the Act: None


Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes __X__ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 3, 1999 was approximately $13,424,450 based on the average of the high and low prices of the registrant's Common Stock on The Nasdaq Stock Market SM on such date.

As of March 3, 1999, there were 5,485,000 shares of Common Stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders, which will be filed on or before April 15, 1999, are incorporated by reference into Part III of the Report.

================================================================================

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Part I

Item 1.  Business............................................................1

Item 2.  Properties..........................................................5

Item 3.  Legal Proceedings...................................................5

Item 4.  Submission of Matters to a Vote of Security Holders.................5

Part II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters.........................................6

Item 6.  Selected Financial Data.............................................8

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of  Operations......................9

Item 7A. Quantitative and Qualitative Disclosures About
         Market Risk........................................................16

Item 8.  Financial Statements and Supplementary Data........................16

Item 9.  Changes in and Disagreements With Accountants
         on Accounting and Financial Disclosure.............................16

Part III

Item 10.  Directors and Executive Officers of the
          Registrant........................................................17

Item 11.  Executive Compensation............................................17

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management.............................................17

Item 13.  Certain Relationships and Related Transactions....................17

Part IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K...............................................17

                                     PART I

This Annual Report on Form 10-K contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (the "SEC" or "Commission") filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements due to risks and factors identified from time to time in the Company's filings with the SEC including those discussed in this Report.

Item 1. Description of Business

General

         The A Consulting Team, Inc. (the "Company" or "TACT") provides a wide range of information technology ("IT") consulting, software licensing and training services. TACT's service offerings consist of a broad range of IT consulting services, including application systems development and maintenance, IT architecture and engineering, systems consulting, project outsourcing and general support services. The Company supports all major computer technology platforms and supports client projects using a broad range of software applications. TACT's clients consist primarily of large organizations. The Company was incorporated in New York in 1983.

         The Company's shares are listed on The Nasdaq Stock MarketSM under the symbol "TACX."

Industry Background

         Rapid technological advances have accelerated the growth of the IT industry in recent years. These advances include more powerful and less expensive computer technology, the transition from predominantly centralized mainframe computer systems to open and distributed computing environments and the advent of capabilities such as relational databases, imaging, software development productivity tools and web enabled software. These advances have expanded the benefits that users can derive from computer-based information systems and improved the price-to-performance ratios of such systems. As a result, an increasing number of companies are employing IT in new ways, often to gain competitive advantages in the marketplace, and IT services have become an important component of their long-term growth strategies. The same advances that have enhanced the benefits of computer systems have rendered the development and implementation of such systems increasingly complex. In addition, there is a shortage of IT consultants qualified to support these systems. Accordingly, organizations are turning to external IT services organizations such as TACT to develop, support and enhance their internal IT systems. The Company has achieved a compound annual revenue growth rate of over 45% for the three-year period ended December 31, 1998.

Growth Strategy

         The Company's objective is to expand its position in the IT services industry by providing its clients with high quality, knowledge-based IT consulting services. The Company's strategies include the following key components:

         Cross-sell Additional IT Services to Existing Clients. By offering existing clients additional IT consulting, software and training, TACT intends to leverage its existing client base. The Company's relationships with current clients provide opportunities to market additional services in current and new geographical markets.

         Expand Client Base. The Company is developing additional client relationships in geographic markets where the Company maintains Solution Branches, through targeted marketing initiatives, participation in local and national trade shows, user group meetings and conventions, referrals from existing clients and direct mail.

         Open Additional Solution Branches. The Company believes that maintaining a local presence within its markets gives it a competitive advantage by increasing name recognition and referral potential as well as reducing travel expenses and attracting locally-based, skilled consultants. TACT supplemented its three existing Solution Branches with the opening of a Solution Branch in Chicago in 1998, and plans to open one or two additional Solution Branches in select major markets in 1999.

         Acquisitions. The Company is actively looking for companies and other organizations that it may acquire. The Company has established certain acquisition criteria. It is primarily interested in companies and organizations that are (i) established in geographic locations that the Company is interested in expanding into, or (ii) has a depth of service offerings that the Company finds attractive. The Company currently has no agreements, understandings or commitments with respect to any potential acquisitions.

TACT Operations

         TACT Consulting. TACT provides a wide range of IT consulting services, including technology infrastructure advisory services and systems architecture design for Fortune 1000 companies and other large organizations. The Company's solutions are based on an understanding of each client's enterprise model. The Company's accumulated knowledge may be applied to new projects such as planning, designing and implementing enterprise-wide information systems, database management services and systems integration.

         TACT delivers its IT solutions through TACT Solution Teams composed of Project Managers, Technical Practice Managers and Technical Specialists. These professionals possess the project management skills, technical expertise and industry experience to identify and effectively address a particular client's technical needs in relation to its business objectives. TACT's focus on providing highly qualified IT professionals allows the Company to identify additional areas of the client's business which could benefit from the Company's IT solutions, thereby facilitating the cross-marketing of multiple Company services. The Company keeps its Solution Teams at the forefront of emerging technologies through close interaction with TACT research personnel who identify innovative IT tools and technologies. As a result, management believes that TACT Solution Teams are prepared to anticipate client needs, develop appropriate strategies and deliver comprehensive IT services, thereby allowing the Company to deliver the highest quality IT services in a timely fashion.

         A Solution Team is typically deployed from one of the Company's local Solution Branches in order to provide solutions to its clients by utilizing local resources. The Company maintains four Solution Branches - one in each of New York, New York; Clark, New Jersey; Stamford, Connecticut; and Chicago, Illinois. Management's experience has been that the local presence established by a Solution Branch improves the Company's ability to attract local clients, as well as its ability to attract, develop, motivate and retain locally-based IT professionals. The Company's corporate headquarters supports each Solution Branch and performs many functions that allow the Solution Branches to focus on recruiting, sales and marketing. Management has developed the TACT Solution Teams, as well as TACT's local Solution Branch structure, in an effort to advance the Company's objective of establishing and maintaining long-term relationships with its clients. Seventeen of the Company's top twenty clients measured by revenue for the year ended December 31, 1998 had been clients for over three years.

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

         TACT Software. TACT markets and distributes over 20 software products developed by independent software developers. The Company believes its relationships with over 200 software clients throughout the country provide opportunities for the delivery of additional TACT consulting and training services. The software products offered by TACT Software are developed in the United States, England and Finland and marketed primarily through trade shows, direct mail, telemarketing, client presentations and referrals. TACT Software personnel currently includes sales and marketing personnel as well as 24-hour technical support.

         The Company intends to continue to focus on adding to its software product offerings by identifying and marketing innovative third-party developed software products and becoming a leading provider of Windows NT add-on products. TACT intends to increase its marketing efforts of new and existing software products through telemarketing, telesales, direct mail, client presentations, trade shows and referrals. The Company intends to leverage existing software client relationships by targeting new Solution Branches in or near markets where software clients are located to cross-sell consulting services.

         TACT Training. TACT offers an extensive selection of technical training courses to large organizations at either TACT's Training Center or at a client's site. These courses include classes in client/server and legacy technologies as well as in recent technologies, such as JAVA, ActiveX, Active Server Pages and HTML. In addition, the Company conducts presentations on specific topics, such as co-existence of legacy and client/server systems, use of legacy mainframe databases as servers, conversion/migration of legacy systems to new architectures and performance monitoring/tuning. TACT offers end-user training for both off-the-shelf software, such as Microsoft Office and Lotus Notes, and customer specific applications.

         The Company's training services are often included in total project solutions for businesses, in retraining MIS personnel in new technologies, and in software vendor product training. These courses may be customized to address a client's specific needs and are taught at the client's site or at the TACT Training Center. TACT utilizes computer labs to enable participants to gain practical experience in the materials presented. TACT's training curriculum is developed in-house by technicians with a working experience in the technologies being taught. In addition, TACT provides a "Fast Track" program and a series of "For Consultants Only" classes on evenings and weekends to train/re-train the consultant community in new technologies. All classes are free of charge for TACT employees. Consultants who are non-TACT employees pay a nominal fee that is refunded if the consultant joins TACT within three months after completing the training.

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

Clients

         The Company's clients consist primarily of Fortune 1000 companies and other large organizations. Because of the diverse range of industries in which the Company's clients operate, the Company believes that it is not dependent upon any single industry or market. Seventeen of the Company's top twenty clients measured by revenue for the year ended December 31, 1998 had been clients for over three years. In 1998, the largest three customers represented 16%, 15% and 12% of revenues, respectively. Besides these customers, no other customer represented greater than 10% of the Company's revenues.

TACT Research

         TACT continuously researches new technologies developed by third parties to determine their viability and potential acceptance in the Fortune 1000 marketplace. The Company's research and development staff work diligently to identify those "bleeding-edge" technologies that will succeed as "leading-edge" business solutions. TACT research personnel work closely with Technical Practice Managers to predict future tools and technologies to be used by corporate America so that TACT consultants can be trained in those emerging technologies. TACT research personnel also prepare technology demonstrations and pilot projects used in the Company's marketing and sales efforts and identify, evaluate and recommend software products, including those to be marketed by TACT's Software division. In addition, TACT research personnel participate in short-term special projects requiring particular expertise for certain of the Company's clients.

Sales and Marketing

         TACT's marketing strategy is to develop long-term partnership relationships with existing and new clients that will lead to the Company becoming the preferred provider of IT services. The Company seeks to employ a "cross selling" approach, where appropriate, to expand the number of services utilized by a single client. Other sales and marketing methods include client referrals, networking and attending trade shows. At December 31, 1998, the Company employed 25 sales and marketing personnel. In addition to the Company's primary marketing approach, the Company also produces The Tactician magazine, which is regularly published in-house and distributed by TACT. The magazine circulates both to existing and potential clients as well as existing consultants and candidates. Another marketing resource, which has also served the Company in its recruiting efforts, is the Company's web site at http://www.tact.com. The web site provides information about TACT consulting and training services and software products to the IT community.

Competition

         The market for IT consulting services is intensely competitive. It is affected by rapid technological advances and includes a large number of competitors. The Company's competitors include the consulting divisions of "Big Five" accounting firms, systems consulting and implementation firms, application software development firms, management consulting firms, divisions of large hardware and software companies and niche providers of IT services. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than the Company. In addition, the Company competes with its clients' internal resources, particularly when these resources represent an existing cost to the client. Such competition may impose additional pricing pressures on the Company.

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

Human Resources

         At December 31, 1998, the Company had 327 personnel, of whom 232 were consultants, 12 were recruiting personnel, 25 were sales and marketing personnel, 11 were technical and customer service personnel, and 47 were executive and administrative personnel. None of the Company's employees are represented by a labor union, and the Company has never incurred a work stoppage. The Company utilizes the services of a significant number of independent contractors to act as consultants. These independent contractors are not employees of the Company, and there can be no assurance that the services of these independent contractors will continue to be available to the Company on terms acceptable to the Company.

         Over the course of the year, the Company hired additional consultants for several significant projects. While management expects the number of consultants it employs to fluctuate from quarter to quarter, the average number of consultants for 1998 was up about 18%, or 40 consultants over last year, which reflects the increased demand experienced by TACT during the year. It is the Company's intention to adjust the number of consultants it employs on an on-going basis to keep utilization rates high. The consultant utilization rate for 1998 was about 95%, compared with about 90% for 1997. TACT strives to keep utilization rates high, but will manage this measure within limits, as management recognizes the need to have a small pool of people available for new assignments as they arise.

Intellectual Property Rights

         The Company relies upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom the Company licenses intellectual property. The Company has entered into confidentiality agreements with its employees and limits distribution of proprietary information. There can be no assurance, however, that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. In addition, the Company is aware of other users of the term "TACT" and combinations including "A Consulting," which users may be able to restrict the Company's ability to establish or protect its right to use these terms. The Company has in the past been contacted by other users of the term "TACT" alleging rights to the term. However, the Company has initiated the application process in order to protect certain marks, including "TACT" and "The A Consulting Team."

         Software developed by the Company in connection with a client engagement is typically assigned to the client. In limited situations, the Company may retain ownership or obtain a license from its client, which permits the Company or a third party to market the software for the joint benefit of the client and the Company or for the sole benefit of the Company.

Item 2. Properties

         The Company's executive office is located at 200 Park Avenue South, New York, NY 10003. The Company's executive office is located in a leased facility with approximately 10,250 square feet, at a current annual rent of $211,915 and a term expiring in June 30, 2003. The Company also has leased facilities in Clark, New Jersey, Stamford, Connecticut, Chicago, Illinois and Atlanta, Georgia.

Item 3. Legal Proceedings

         The Company is not involved in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1998.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

         The Company's Common Stock is currently traded on The Nasdaq Stock Market(R) ("Nasdaq") under the symbol "TACX". TACT completed an initial public offering in August 8, 1997. Prior to that date, there was no market for the Company's Common Stock.

         The following table sets forth the quarterly range of high and low sales prices of the Company's Common Stock since August 8, 1997 as reported by
Nasdaq:

1997                                        High          Low
----                                        ----          ---

Third Quarter                              $14.125      $12.000
Fourth Quarter                              12.875        9.250

1998                                        High          Low
----                                        ----          ---

First Quarter                              $12.375       $8.750
Second Quarter                              12.500        9.750
Third Quarter                               11.125        7.125
Fourth Quarter                               8.875        5.000

Dividends

         The Company has not paid any cash dividends on its Common Stock and does not anticipate paying cash dividends on its common stock in the foreseeable future.

Holders

         The Company estimates that there were approximately 10 holders of record of the Company's Common Stock on March 26, 1999. The Company believes that the number of beneficial shareholders presently exceeds 400.

Use of Proceeds From Registered Securities

         The effective date of the Company's registration statement on Form SB-2 was August 8, 1997. The Commission file number for that filing is 333-29233. Between the effective date and December 31, 1998, the expenses incurred in connection with the issuance and distribution of the securities registered were as follows:



                                 As Previously Reported
                                   on Form 10-Q for the           Additional Expenses         Expenses Incurred to
Direct or Indirect                        Period Ending              Incurred Through                   Date as of
Payments to Others:                  September 30, 1998             December 31, 1998            December 31, 1998
-------------------             -----------------------           -------------------         --------------------

Underwriting discounts  and
   commissions                              $ 1,512,000                           -0-                 $  1,512,000
Other expenses                                  518,300                           -0-                      518,300
                                            -----------                           ---                  -----------
Total Expenses                                2,030,300                           -0-                    2,030,300
                                            -----------                           ---                  -----------
Net offering proceeds after
   total expenses                           $21,071,000                           -0-                  $21,071,000
                                            ===========                           ===                  ===========

         Between the effective date and December 31, 1998, net offering proceeds of $7,692,000 were used for the following purposes:


                                 As Previously Reported
                                   on Form 10-Q for the                                            Use of Proceeds
Direct or Indirect                        Period Ending                    Changes in                      Through
Payments to Others:                  September 30, 1998               Use of Proceeds            December 31, 1998
-------------------              ----------------------           -------------------         --------------------

Repayment of loans to
   shareholder                               $1,045,000                           $ -                   $1,045,000
Distribution of S
   Corporation earnings to
   shareholder                                2,007,000                             -                    2,007,000
Repayment of debt                             1,940,000                                                  1,940,000
Working capital and general
   corporate purposes

                                              2,700,000                             -                    2,700,000
                                            -----------                           ---                  -----------
Total use of proceeds                        $7,692,000                           $ -                   $7,692,000
                                            ===========                           ===                  ===========


         The use of proceeds does not represent a material change in the use of proceeds described in the prospectus. There have been no other changes to the information provided by the Company on Form SR for the period ended April 30, 1997, on Form10-Q for the period ended September 30, 1997, on Form 10-K for the period ended December 31, 1997 or on Form 10-Q for the periods ended March 31, 1998, June 30,1998 and September 30, 1998.

Item 6. Selected Financial Data

The following table contains certain financial and operating data and is qualified by the more detailed Financial Statements and Notes thereto included herein. The selected financial data in the table are derived from the Company's Financial Statement and Notes thereto. The selected financial data should be read in conjunction with the Financial Statements and Notes thereto and other financial information included herein.

                             Selected Financial Data
                     (in thousands, except number of shares)

                                                                     Year ended December 31,
                                            ---------------------------------------------------------------------
                                                  1998          1997          1996         1995        1994
                                                  ----          ----          ----         ----        ----
Statement of Operations Data:
     Consulting services                    $    42,422   $    32,481    $    18,981   $    14,430    $     9,463
     Software licensing                           6,248         2,541          1,776         1,383          1,321
     Training services                              255           194            238           210             98
                                            -----------   -----------    -----------   -----------    -----------
          Total Revenues                         48,925        35,216         20,995        16,023         10,882
     Cost of revenues                            32,168        23,932         14,521        11,041          8,016
                                            -----------   -----------    -----------   -----------    -----------
     Gross profit                                16,757        11,284          6,474         4,982          2,866
     Operating expenses:
        Selling, general and
             administrative                      12,470         7,950          6,322         4,890          2,908
        Equity in net (income) loss from
             joint venture                           --           (13)            50            --            (35)
                                            -----------   -----------    -----------   -----------    -----------
          Total operating expenses               12,470         7,937          6,372         4,890          2,873
                                            -----------   -----------    -----------   -----------    -----------
     Income (loss) from operations                4,287         3,347            102            92             (7)
     Net income                                   2,785         2,524              8           190              2
     Net income per share --
             basic and diluted              $      0.51
     Shares used in per share calculation     5,488,356

Unaudited Pro Forma Data (1)
     Pro forma income from operations                     $     3,310    $     1,325
     Pro forma net income                                       1,966            692
     Pro forma net income per share                       $      0.45    $      0.19
     Weighted average shares
          outstanding                                       3,729,211      4,409,658

BALANCE SHEET DATA
     Total Assets                           $    28,772   $    25,467    $     5,100   $     3,196    $     1,663
     Long-term debt                                  15            30             44            --             --
     Shareholders' equity                        25,183        22,398            811           803            613
     Number of shares outstanding             5,485,000     3,550,000      3,550,000     5,485,000      3,550,000

-----------------------------------------
(1) The 1996 and 1997 amounts relating to income from operations, net income and net income per share are shown on a pro forma basis. The pro forma adjustments reflect (i) reduced executive compensation expense for the CEO, partially offset by increased salary expense related to the Company's hiring of a CFO and (ii) provision for federal and state income taxes as if the Company had been subject to federal and state income taxation as a C Corporation during each of the periods.

Item 7. Management's Discussion and Analysis of Plan of Operation

         The following discussion and analysis of significant factors affecting the Company's operating results and liquidity and capital resources should be read in conjunction with the accompanying financial statements and related notes.

Overview

         TACT provides enterprise-wide IT consulting, software and training services and solutions primarily to Fortune 1000 companies and other large organizations. These companies and organizations are in a wide range of industries. The Company generated 86.7% of its revenues from IT consulting services in 1998. Moreover, over 95% of the Company's consulting services revenues were generated from the hourly billing of its consultants' services to its clients under time and materials engagements, with the remainder generated under fixed-price engagements.

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

         The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company's financial performance is primarily based upon billing margin (billable hourly rate less the consultant's hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). During the periods presented, the Company has been able to increase its billing margins by increasing its hourly billing rates and through achieving a higher margin on a number of projects related to Year 2000 services and project management activity. These increases, however, were partially offset by increases in consultants' and employees' salaries and wages. Because most of the Company's engagements are on a time and materials basis, the Company generally has been able to pass on to its clients most increases in cost of services. Accordingly, such increases have historically not had a significant impact on the Company's financial results. Further, most of the Company's engagements allow for periodic price adjustments to address, among other things, increases in consultant costs. TACT also actively manages its personnel utilization rates by constantly monitoring project requirements and timetables. As projects are completed, consultants are re-deployed either to new projects at the current client site or to new projects at another client site, or are encouraged to participate in TACT's training programs in order to expand their technical skill sets.

         The Company also generates revenues by selling software licenses and providing training services. In addition to initial software license fees, the Company derives revenues from the annual renewal of software licenses. Revenues from the sale of software licenses are recognized upon delivery of the software to a customer, because future obligations associated with such revenue are insignificant. Training service revenues are recognized as the services are provided.

         The Company's revenue growth has been driven by three primary factors: increasing the number of technical consultants, managing the business to attain higher average billing rates through the delivery of higher value-added services to the Company's clients, and carefully managing consultant utilization rates. The Company also has been successful in expanding existing client relationships as well as establishing new client relationships. Such relationships are established and maintained through the Company's local Solution BranchSM offices located in New York, NY; Clark, NJ; Stamford, CT; and Chicago, IL.

         The Company opened an additional Solution Branch in Chicago, IL during 1998. The Company plans to open additional Solution Branches in one to three other select major U.S. markets in 1999.

Considering its limited experience with opening Solution Branches, the Company cannot predict when Solution Branches will contribute to the Company's net income. Until such time, the Company will have incurred the costs associated with opening each new Solution Branch, including the costs of salaries and occupancy.

         During 1998, The Company formed a strategic partnership with T3 Media, Inc., Silicon Alley's largest independent Web integrator. In addition to the alliance, TACT invested $3 million in T3 Media, Inc. convertible preferred stock, representing 30% of the company's equity.

Results of Operations

         The following tables set forth the percentage of revenues of certain items included in the Company's Statements of Operations:

                                                              Year Ended December 31,
                                                              -----------------------
                                                       1998             1997             1996
                                                       ----             ----             ----
Consulting services                                    86.7%            92.2%            90.4%
Software licensing                                     12.8              7.2              8.5
Training services                                       0.5              0.6              1.1
                                                      -----            -----            -----
     Total revenues                                   100.0            100.0            100.0
Cost of revenues                                       65.7             68.0             69.2
                                                      -----            -----            -----
     Gross profit                                      34.3             32.0             30.8
Selling, general and administrative expenses           25.5             22.6             30.1
Income (loss) from operations                           8.8              9.5              0.5
Net income                                              5.7              7.2                *
Pro forma income from operations                         --              9.4              6.3
Pro forma net income                                     --              5.6              3.3
     *Represents less than 0.1%.

Comparison of Year Ended December 31, 1998 to Year Ended December 31, 1997

         Revenues. Revenues of the Company increased by $13.7 million, or 38.9%, from $35.2 million for the year ended December 31, 1997 to $48.9 million for the year ended December 31, 1998. Revenues from consulting services increased by 9.9 million, or 30.6%, from $32.5 million in 1997 to $42.4 million in 1998. As a percentage of total revenues, consulting services decreased to 86.7% of the total in 1998 compared to 92.2% in 1997. The increase in 1998 revenues from consulting services was primarily the result of an increased number of consultants and, to a lesser extent, higher hourly billing rates and a slight increase in consultant utilization rate. The number of consultants engaged by the Company increased by approximately 18% from December 31, 1997 to December 31, 1998. The Company was engaged on several significant projects involving Year 2000 remediation, project management and Internet application development from existing clients that resulted in higher billings.

         Software licensing revenues increased by $3.7 million, or 148%, from $2.5 million in 1997 to $6.2 million in 1998. This increase was related to an increase in Year 2000 product sales and in license renewals as well as expanded software offerings through a number of new strategic alliances. Management's strategy is to have new software offerings replace the anticipated reduction of Y2K related products. In addition, the Company has enhanced its testing tools so they are non-Y2K specific, making them useful beyond the year 2000.

         Revenues from training represented less than 1% of the Company's total revenues in both 1998 and 1997.

         Gross Profit. The resulting gross profit for 1998 increased by $5.5 million, or 48.7%, from $11.3 million in 1997 to $16.8 in 1998. Improvement in gross margin was attributable to both an increase in consulting margins and a slight increase in software margins. As a percentage of total revenues, gross profit increased slightly from 32% of revenues in 1997 to 34.2% of revenues in 1998.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.5 million, or 56.3%, from $8.0 million in 1997 to $12.5 million in 1998. Expressed as a percentage of sales, selling, general and administrative expenses increased 25.5% of total 1998 revenues as compared to 22.6% of total 1997 revenues. These expenses are reflective of continued efforts to broaden the Company's customer base, expand its service offerings, increase its geographic presence and capitalize on new business opportunities.

         Actual and Pro Forma Net Income. Actual net income increased by approximately $0.3 million, from $2.5 million in 1997, to $2.8 million in 1998. Pro forma net income was $2.0 million in 1997. Pro forma net income includes an adjustment for executive compensation to reflect the terms of contracts with the Chief Executive Officer and Chief Financial Officer. In addition, it also includes an adjustment to provide for income taxes as if the Company had been a C corporation for all of 1997. The per share amounts in 1998 were impacted by an additional 1.8 million shares outstanding for the full year, as a result of the public offering in August 1997.

Comparison of Year Ended December 31, 1997 to Year Ended December 31, 1996

         Revenues. Revenues of the Company increased by $14.2 million, or 67.7%, from $21.0 million for the year ended December 31, 1996 to $35.2 million for the year ended December 31, 1997. Revenues from consulting services increased by $13.5 million, or 71.1%, from $19.0 million in 1996 to $32.5 million in 1997. As a percentage of total revenues, consulting services remained relatively constant at approximately 90%. The increase in 1997 revenues from consulting services was primarily the result of an increased number of consultants and, to a lesser extent, higher hourly billing rates and a higher consultant utilization rate. The number of consultants engaged by the Company increased 52% from December 31, 1996 to December 31, 1997. The Company continued to receive significant full life cycle projects involving networking and system management, Windows NT rollout, client/server development, quality assurance and testing, and internet/intranet from existing clients that resulted in higher billings.

         Software licensing revenues increased by $0.8 million, or 43.0%, from $1.8 million in 1996 to $2.5 million in 1997. This increase was primarily due to an increase in Year 2000 product sales and in license renewals.

         Revenues from training represented less than 1% of the Company's total revenues in 1997 and 1.1% in 1996.

         Gross Profit. The resulting gross profit increased by $4.8 million, or 74.3%, from $6.5 million in 1996 to $11.3 million in 1997. As a percentage of total revenues, gross profit increased slightly from 30.8% of total revenues in 1996 to 32.0% in 1997.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.6 million, or 25.7%, from $6.3 million in 1996 to $8.0 million in 1997. Expressed as a percentage of sales, selling, general and administrative expenses decreased, representing 22.6% of total 1997 revenues as compared to 30.1% of total 1996 revenues. The increase in selling, general and administrative expenses in 1997 was primarily the result of increases in the number of technical practice personnel hired and not fully utilized, the addition of sales, recruiting and administration staff, the establishment of the Stamford, Connecticut Solutions Branch office and increased health costs and depreciation expense.

         Actual and Pro Forma Net Income. Actual net income increased by approximately $2.5 million, from $8,000 in 1996 to $2.5 million in 1997. Pro forma net income was $2.0 million in 1997 as compared to $692,000 in 1996. Pro forma net income includes an adjustment for executive compensation to reflect the terms of new contracts with the Chief Executive Officer and Chief Financial Officer. In addition, it also includes an adjustment to provide for income taxes as if the Company had been a C corporation for all of 1997 and 1996.

Liquidity and Capital Resources

         Prior to the Company's initial public offering, its operations and geographic expansion were funded by cash flow generated from operations, borrowings under the Company's credit line and borrowings from the principal shareholder. The Company sold a total of 1,935,000 shares of Common Stock in the Company's initial public offering, generating net proceeds to the Company of approximately $21,071,000. The uses of these funds were as follows: a distribution of $2.0 million (the "Distribution") was paid to the sole shareholder of the Company prior to the initial public offering, $1.9 million was paid to Citibank, N.A. to repay its line of credit, and $17.2 million was made available to fund current operations. The Company currently has no outstanding borrowings.

         The Company's cash balances were $13.0 million at December 31, 1998, and $16.9 million at December 31, 1997. Net cash provided by operating activities in 1998 was $1.1 million compared to $944,000 for the year ended December 31, 1997. Net cash used in operating activities was $1.0 million for the year ended December 31, 1996. In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term commercial paper with a credit rating no lower than A1, P1.

         While the Company has no significant long-term debt outstanding, it does have a line of credit available through Citibank, N.A in the amount of $2,100,000.

         The Company's accounts receivable at December 31, 1998 and December 31, 1997 were $8.8 million and $7.2 million respectively, representing 61 and 67 days of sales outstanding, respectively. The Company does not anticipate any difficulty in collecting amounts due. In each of the last three years, the Company has had at least one customer with revenues exceeding 10% of the Company's revenues. In 1998, the largest three customers represented approximately 16%, 15% and 12% of revenues, respectively. In 1997 the largest customer represented approximately 24% of revenues, and in 1996 the largest customer represented approximately 12% of revenues. Besides these customers, no other customer represented greater than 10% of the Company's revenues.

         Net cash used in financing activities for the year ended December 31, 1998 was approximately $14,000. Net cash provided by financing activities was approximately $16.6 million for the year ended December 31, 1997, representing the proceeds from the public offering, offset by repayment of bank debt and loans and the Distribution. Net cash provided by financing activities for the year ended December 31, 1996 was approximately $1.3 million, primarily representing proceeds from bank borrowings.

         Net cash used in investing activities for the year ended December 31, 1998 was approximately $5.1 million, representing the investment of $3 million in T3 Media, Inc. convertible preferred stock. In addition, the Company purchased approximately $2.0 million of property and equipment in support of the Company's expanding operations. Net cash used in investing activities was approximately $903,000 for the year ended December 31, 1997, representing the purchase of property and equipment. Net cash used in investing activities for the year ended December 31, 1996 was approximately $349,000 representing the purchase of property and equipment and to a lesser extent an advance to a joint venture.

         In management's opinion, cash flows from operations and borrowing capacity combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations and expansion plans.

New Accounting Pronouncements

         In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which the Company adopted for its year ended December 31, 1998. SFAS No. 131 establishes standards for the way that public business enterprises report information about operation segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about product and services, geographic areas, and major customers. The adoption of SFAS No. 131 had no impact on the Company because management views the Company as primarily operating in one segment of business.

         In February 1998, the FASB issued Statement No. 132 "Employers' Disclosures about Pension and Other Postretirement Benefits" and in June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The adoption of these Statements will have no impact on the Company's consolidated results of operations or financial position.

Inflation

         The Company has not suffered material adverse affects by inflation in the past. However, a substantial increase in the inflation rate in the future may adversely affect customers' purchasing decisions or may have an adverse impact on the Company's margins and overall cost structure.

Impact of Year 2000

         Management has initiated a program to prepare the Company's computer systems to accurately process transactions relating to the year 2000 and beyond. The Company utilizes third party vendor network equipment, telecommunication products, and other third party software products. A number of these third party vendors have provided information to the Company regarding their respective efforts to be Year 2000 compliant. The failure of any critical components in these products to operate properly in the year 2000 may have an adverse impact on business operations and require the Company to incur unanticipated expenses. The Company has a contingency plan in the event that an adverse impact is caused by non-compliant critical systems.

         The Company has an overall plan and a systematic process in place to make its internal financial and administrative systems Year 2000 compliant. Modification or replacement of portions of the Company's software may be required so that the computer systems will function properly with respect to date values for the year 2000 and thereafter. The Company presently believes that with modifications to existing software and conversions to new software, year 2000 issues will not pose significant operational problems for its computer systems.

         The costs incurred by the Company during 1998 to address Year 2000 compliance were approximately $50,000. The Company estimates that it will incur up to approximately $25,000 indirect costs during fiscal 1999. During the execution of the compliance process the Company will incur certain costs and expenses. Though the Company has not established a final cost estimate, the expense of the year 2000 compliance process is not expected to have a material effect on the Company's financial position or results of operations. The Company expects that its internal year 2000 compliance process will be completed on a timely basis. If such modifications are not made, however, or are not completed in a timely manner, the year 2000 issues could have a material impact on the operations and financial condition of the Company.

         Finally, the Company licenses software developed by third parties to end user clients. The third party developers have designed and tested the majority of their recent product offerings to be year 2000 compliant. However, there is currently a small minority of the Company's end user clients utilizing product offerings that have not been updated to meet the year 2000 compliance specifications. The Company is making efforts to address this issue and expects that the third party developers will continue to update older products and test all new product offerings for year 2000 compliance. The Company is requiring its third party software developers to represent that the products provided are or will be year 2000 compliant. There can be no assurance, however, that all of the Company's products under license and in use by clients will be year 2000 compliant prior to and following January 1, 2000. Despite the fact that the Company has purchased various insurance policies, including general liability and errors and omissions policies, the Company has limited insurance coverage with respect to Year 2000 non-compliance. No assurances can be given that the Company can completely avoid all costs and uncertainties arising from non-compliance that might materially affect future financial results.

Factors That Could Affect Operating Results

         Statements included in this Management's Discussion and Analysis and elsewhere in this document that do not relate to present or historical conditions are "forward-looking statements" within the meaning of that term in
Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the SEC. Such forward-looking statements involve risk and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements may include, without limitation, statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "forecasts," "intends," "possible," "expects," "estimates," "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to the following factors, among other risks and factors identified from time to time in the Company's filings with the SEC. Among the important factors on which such statements are based are assumptions concerning the anticipated growth of the information technology industry, the continued needs of current and prospective customers for the Company's services, the availability of qualified professional staff, and price and wage inflation.

Risk Associated With Growth Through Acquisitions

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

Dependence on Qualified Personnel

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

Dependence on Limited Number of Clients

         The Company derives a significant portion of its revenues from a relatively limited number of clients primarily located in the New York/New Jersey metropolitan area of the United States. Revenues from the Company's ten most significant clients accounted for a majority of the Company's revenues in 1998. In each of the last three years, the Company has had at least one customer with revenues exceeding 10% of the Company's revenues. In 1998, the largest three customers represented 16%, 15% and 12% of revenues, respectively. In 1997 the largest customer represented 24% of revenues, and in 1996, the largest customer represented 12% of revenues. Besides these customers, no other customer represented greater than 10% of the Company's revenues. Clients engage the Company on an assignment-by-assignment basis, and a client can generally terminate an assignment at any time without penalty. The loss of, or reduction in revenue from, any significant customer could have a material adverse effect on the Company's business, results of operations and financial condition.

Rapid Technological Change

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

Fluctuations in Quarterly Operating Results

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

Competition

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

Dependence on Senior Management

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

Risks Associated With Intellectual Property

         Ownership of software from the development of custom software applications in connection with specific client engagements is generally assigned to the client. The Company relies upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom the Company licenses intellectual property. The Company enters into confidentiality agreements with its employees and limits distribution of proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. The Company is subject to the risk of litigation alleging infringement of third-party, intellectual property rights. Any such claims could require the Company to spend significant sums in litigation, pay damages, develop non-infringing intellectual property or acquire licenses to the intellectual property which is the subject of the asserted infringement. In addition, the Company is aware of other users of the term "TACT" and combinations including "A Consulting," which users may be able to restrict the Company's ability to establish or protect its right to use these terms. The Company has in the past been contacted by other users of the term "TACT" alleging rights to the term. However, the Company has initiated the application process in order to protect certain marks, including "TACT" and "The A Consulting Team." The Company's inability or failure to establish rights to these terms may have a material adverse effect on the Company's business, results of operations and financial condition.

Volatility of Stock Price

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The Company has not entered into the market risk sensitive transactions required to be disclosed under this item.

Item 8. Financial Statements and Supplementary Data

         See financial statements on pages F-3 through F-13 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders that will be filed with the SEC on or before April 15, 1999.

Item 11. Executive Compensation.

         The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders that will be filed with the SEC on or before April 15, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders that will be filed with the SEC on or before April 15, 1999.

Item 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders that will be filed with the SEC on or before April 15, 1999.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report at F-1.

(a)(3) Listing of Exhibits

Exhibit
Number         Description of Exhibits
------         -----------------------

    1.1 Form of Underwriting Agreement by and among Registrant and the Underwriters, incorporated by reference to Exhibit 1.1 to the Registration Statement on Form SB-2 as previously filed with the Securities and Exchange Commission ("Commission") on August 8, 1997.
    3.1 Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form SB-2 as previously filed with the Commission on August 6, 1997.
    3.3 Amended and Restated By-Laws of the Registrant, incorporated by reference to Exhibit 3.3 to the Registration Statement on Form SB-2 as previously filed with the Commission on August 6, 1997.
    4          Specimen Common Stock Certificate, incorporated by reference to
               Exhibit 4 to the Registration Statement on Form SB-2 as previously filed with the Commission on July 23, 1997.
   10.1.1 Stock Option and Award Plan of the Registrant and Form of Nonqualified Stock Option Agreement, incorporated by reference to
               Exhibit 10.1 to the Registration Statement on Form SB-2 as previously filed with the Commission on August 6, 1997.
   10.1.2 Amendment to the Stock Option and Award Plan of the Registrant, incorporated by reference to Form S-8-Filed December 12, 1997.
   10.2 Form of Employment Agreement, dated as of the Effective Date, between the Registrant and Shmuel BenTov, incorporated by reference to Exhibit 10.2 to the Registration Statement on Form SB-2 as previously filed with the Commission on August 6, 1997.

   10.3        Form of Employment Agreement, effective as of June 30, 1997, between the Registrant and Frank T. Thoelen incorporated by reference to Exhibit 10.3 to the Registration Statement on Form
               SB-2 as previously filed with the Commission on August 6, 1997.
   10.4        Form of S Corporation Termination, Tax Allocation and
               Indemnification Agreement, incorporated by reference to Exhibit
               10.4 to the Registration Statement on Form SB-2 as previously filed with the Commission on August 6, 1997.
   10.5        Demand Note (Multiple Advances), issued February 1997, between
               Citibank, N.A. and the Registrant, incorporated by reference to
               Exhibit 10.5 to the Registration Statement on Form SB-2 as
               previously filed with the Commission on June 13, 1997.
   10.6        Promissory Note and Cross-Receipt in connection with the
               Shareholder, incorporated by reference to Exhibit 10.6 to the
               Registration Statement on Form SB-2 as previously filed with the
               Commission on August 6, 1997.
   10.7        Joint Venture Agreement, dated April 11, 1994, between Kalanit
               Center for Marketing Software & Hardware Ltd. and the Registrant,
               incorporated by reference to Exhibit 10.7 to the Registration
               Statement on Form SB-2 as previously filed with the Commission on
               June 13, 1997.
   10.8        Form of Director and Executive Officer Indemnification Agreement,
               incorporated by reference to Exhibit 10.8 to the Registration
               Statement on Form SB-2 as previously filed with the Commission on
               August 6, 1997.
   10.9        Letter of Undertaking from the Registrant and Shmuel BenTov, incorporated by reference to Exhibit 10.9 to the Registration
               Statement on Form SB-2 as previously filed with the Commission on
               July 23, 1997.
   23          Consent of Ernst & Young LLP.
   27          Financial Data Schedule.

(b) Reports on Form 8-K filed in the fourth quarter of 1998:
       No reports on Form 8-K were filed in the quarter ended December 31, 1998.

(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedules - None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                THE A CONSULTING TEAM, INC.



                                                By: /s/ Shmuel BenTov
                                                    -------------------------
                                                    Shmuel BenTov, President
                                                    Chief Executive Officer
                                                    Date: March 30, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Signature                                     Title                                     Date
-------------------------------------     ----------------------------------------     ---------------------------------

       /s/ Shmuel BenTov                   President, Chief Executive Officer and                March 30, 1999
---------------------------------          Director
         Shmuel BenTov                     (Principal Executive Officer)

      /s/ Frank T Thoelen                  Chief Financial Officer and Director                  March 30, 1999
---------------------------------          (Principal Financial and Accounting
        Frank T Thoelen                    Officer)

       /s/ Reuven Battat                   Director                                              March 30, 1999
---------------------------------
         Reuven Battat

     /s/ Joseph E. Imholz                  Director                                              March 30, 1999
---------------------------------
       Joseph E. Imholz

     /s/ Steven M. Mukamal                 Director                                              March 30, 1999
---------------------------------
       Steven M. Mukamal


                       FORM 10-K - ITEM 14 (a) (1) and (2)
                          THE A CONSULTING TEAM, INC.



The following financial statements of The A Consulting Team, Inc. are included in Item 8.


Balance Sheets at December 31, 1998 and 1997..........................................................F-3

Statements of Operations for the years ended December 31, 1998, 1997 and 1996.........................F-4

Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996...............F-5

Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.........................F-6

Notes to Financial Statements.........................................................................F-7


All schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS




Board of Directors
The A Consulting Team, Inc.

         We have audited the accompanying balance sheets of The A Consulting Team, Inc. (the "Company") as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The A Consulting Team, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                    ERNST & YOUNG LLP


New York, New York
January 28, 1999

                           THE A CONSULTING TEAM, INC.
                                 BALANCE SHEETS

                                                                               December 31,      December 31,
                                                                                   1998               1997
                                                                               ------------      ------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                  $13,003,038        $16,945,010
     Accounts receivable                                                          8,848,932          7,237,905
     Prepaid income taxes                                                           674,500
     Prepaid expenses and other current assets                                      432,377             83,320
                                                                                -----------        -----------
               Total current assets                                              22,958,847         24,266,235
Investment at cost                                                                3,000,000                 --
Property and equipment, at cost, less accumulated
     depreciation and amortization                                                2,702,021          1,124,396
Deposits                                                                            111,263             76,692
                                                                                -----------        -----------
               Total assets                                                     $28,772,131        $25,467,323
                                                                                ===========        ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable and accrued expenses                                      $ 2,876,945        $ 2,139,551
     Income tax payable                                                                  --            527,376
     Deferred income taxes                                                          682,000            358,000
     Current portion of long-term debt                                               15,126             13,967
                                                                                -----------        -----------
               Total current liabilities                                          3,574,071          3,038,894
Long-term debt                                                                       14,966             30,092
Commitments
Shareholders' equity:
     Preferred stock, $.01 par value; 2,000,000 shares
               authorized; no shares issued or outstanding                               --                 --
     Common stock, $.01 par value; 10,000,000 shares authorized;
               5,485,000  issued and outstanding                                     54,850             54,850
     Additional paid-in capital                                                  21,051,758         21,051,758
     Retained earnings                                                            4,076,486          1,291,729
                                                                                -----------        -----------
               Total shareholders' equity                                        25,183,094         22,398,337
                                                                                ===========        ===========
               Total liabilities and shareholders' equity                       $28,772,131        $25,467,323
                                                                                ===========        ===========

See accompanying notes to financial statements.

                           THE A CONSULTING TEAM, INC.
                            STATEMENTS OF OPERATIONS

                                                                       Year Ended December 31,
                                                         -------------------------------------------------
                                                            1998                1997              1996
                                                         ------------       ------------       -----------
Revenues:
     Consulting services                                 $42,421,779        $32,481,351        $18,980,857
     Software licensing                                    6,247,771          2,540,534          1,776,222
     Training services                                       255,053            194,026            237,975
                                                         -----------        -----------        -----------
        Total revenues                                    48,924,603         35,215,911         20,995,054
Cost of revenues                                          32,167,572         23,931,627         14,521,124
                                                         -----------        -----------        -----------
Gross profit                                              16,757,031         11,284,284          6,473,930
Operating expenses:
     Selling, general and administrative                  12,469,658          7,950,091          6,322,642
     Equity in net (income) loss from joint venture,
        including loss on disposal
        of  $1,584 for 1997                                       --            (13,253)            49,575
                                                         -----------        -----------        -----------
           Total operating expenses                       12,469,658          7,936,838          6,372,217
                                                         -----------        -----------        -----------
Income  from operations                                    4,287,373          3,347,446            101,713
Interest income                                              650,404            345,296              2,446
Interest expense                                              (3,020)          (147,234)           (67,496)
                                                         -----------        -----------        -----------
Income before income taxes                                 4,934,757          3,545,508             36,663
                                                         -----------        -----------        -----------
     Income taxes                                          2,150,000          1,022,000             28,700
                                                         -----------        -----------        -----------
Net income                                               $ 2,784,757        $ 2,523,508        $     7,963
                                                         ===========        ===========        ===========

Net income per share - basic and diluted                 $      0.51
                                                         ===========

Unaudited pro forma information:
Historical income from operations                                           $ 3,347,446        $   101,713
Pro forma adjustment for executive compensation                                 (37,500)         1,222,886
                                                                            -----------        -----------
Pro forma income from operations                                              3,309,946          1,324,599
Interest (expense) income, net                                                  198,062            (65,050)
                                                                            -----------        -----------
Pro forma income before income taxes                                          3,508,008          1,259,549
Pro forma provision for income taxes                                          1,542,000            568,000
                                                                            -----------        -----------
Pro forma net income                                                        $ 1,966,008        $   691,549
                                                                            ===========        ===========

Pro forma net income per share basic and diluted                            $      0.45        $      0.19
                                                                            ===========        ===========

Weighted average number of common
     shares outstanding                                                       4,409,558          3,729,211
                                                                            ===========        ===========

See accompanying notes to financial statements.

                           THE A CONSULTING TEAM, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                       Preferred    Stock        Common      Stock        Paid-In        Retained
                                         Shares     Amount       Shares      Amount       Capital        Earnings          Total
                                       ---------   --------    ----------   --------    -----------     -----------       --------
Balance, January 1, 1995                     --     $   --    $3,550,000     $35,500     $        --    $   767,221    $   802,721
     Net income                              --         --            --          --              --          7,963          7,963
                                         ------     ------    ----------     -------     -----------    -----------    -----------
Balance, December 31, 1996                   --         --     3,550,000      35,500              --        775,184        810,684
     Issuance of 1,935,000 shares of
       Common Stock in an Initial
       Public Offering net of
       offering costs of $2,148,892          --         --     1,935,000      19,350      21,051,758             --     21,071,108
     Distribution                            --         --            --          --              --     (2,006,963)    (2,006,963)
     Net income                              --         --            --          --              --      2,523,508      2,523,508
                                         ------     ------    ----------     -------     -----------    -----------    -----------
Balance, December 31, 1997                   --         --     5,485,000      54,850      21,051,758      1,291,729     22,398,337
     Net income                              --         --            --          --              --      2,784,757      2,784,757
                                         ------     ------    ----------     -------     -----------    -----------    -----------
Balance, December 31, 1998                   --     $   --    $5,485,000     $54,850     $21,051,758    $ 4,076,486    $25,183,094
                                         ------     ------    ----------     -------     -----------    -----------    -----------

See accompanying notes to financial statements.

                           THE A CONSULTING TEAM, INC.
                            STATEMENTS OF CASH FLOWS

                                                                         Year Ended December 31,
                                                                   1998            1997            1996
                                                             -------------------------------------------------

Cash flows from operating activities:
Net income                                                        $ 2,784,757     $ 2,523,508     $     7,963
Adjustments to reconcile net income
     to net cash provided by (used in) operating activites:
        Depreciation and amortization                                 441,208         141,273          96,261
        Deferred income taxes                                         324,000         342,000         (31,000)
        Equity in net income from joint venture                            --         (13,253)         49,575
        Changes in operating assets and liabilities:
          Accounts receivable                                      (1,611,027)     (3,074,036)     (1,667,509)
        Prepaid income taxes                                         (674,500)             --              --
          Prepaid expenses and other current assets                  (349,057)         79,230        (106,309)
          Accounts payable and accrued expenses                       737,394         426,204         714,756
          Due to joint venture                                             --              --         (43,480)
          Income taxes payable                                       (527,376)        519,269         (50,408)
                                                             -------------------------------------------------
Net cash provided by (used in) operating activities                 1,125,399         944,195      (1,030,151)

Cash flows from investing activities:
Purchase of property and equipment                                 (2,018,833)       (890,346)       (301,053)
Deposits                                                              (34,571)         29,705         (29,705)
Repayment from joint venture                                               --         (42,078)        (17,918)
Investment at cost                                                 (3,000,000)             --              --
                                                             -------------------------------------------------
Net cash used in investing activities                              (5,053,404)       (902,719)       (348,676)

Cash flows from financing activities:
Net proceeds from public offering                                          --      21,071,108              --
Proceeds from loan payable-bank                                            --       1,215,000       1,315,000
Repayment of loan payable-bank                                             --      (2,665,000)             --
Proceeds from loan by shareholder                                          --              --         691,000
Repayment of loan to shareholder                                           --      (1,045,000)       (757,000)
Distribution of S Corporation earnings to shareholder                      --      (2,006,963)             --
Proceeds from long-term debt                                               --              --          57,984
Repayment of long-term debt                                           (13,967)        (12,896)         (1,029)
                                                             -------------------------------------------------
Net cash (used in) provided by  financing activities                  (13,967)     16,556,249       1,305,955
                                                             -------------------------------------------------

Net (decrease) increase in cash and cash equivalents               (3,941,972)     16,597,725         (72,872)
Cash and cash equivalents at beginning of year                     16,945,010         347,285         420,157
                                                             -------------------------------------------------
Cash and cash equivalents at end of year                          $13,003,038     $16,945,010     $   347,285
                                                             =================================================

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
        Interest                                                  $     3,020     $   211,591     $    13,921
                                                             =================================================
        Income taxes                                              $ 3,027,876     $   160,731     $   110,108
                                                             =================================================

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

     Earnings Per Share

         Basic and diluted earnings per share is calculated in accordance with Financial Accounting Standards Board Statement
No. 128, Earnings per Share.

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

                           THE A CONSULTING TEAM, INC.
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

     Stock Based Compensation

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

2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31, 1998. See Note 12 for information regarding the computation of basic and diluted earnings per share for the years ended December 31, 1997 and 1996.

Numerator:
 Net income.....................................................   $2,784,757
                                                                   ----------
 Numerator for basic and diluted earnings per
     share......................................................   $2,784,757
                                                                   ==========

Denominator:
  Denominator for basic earnings per
      share - weighted-average shares...........................    5,485,000

  Effect of dilutive securities:
     Employee stock options.....................................        3,356
                                                                    ---------
  Denominator for diluted earnings per
     share - adjusted weighted-average shares...................    5,488,356
                                                                    =========

Basic and Diluted earnings per share............................   $     0.51
                                                                   ==========


     Options to purchase 416,150 shares of common stock at $7.50 per share were outstanding during 1998, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the shares of Common Stock, and therefore, the effect would be antidilutive.

3. PROPERTY AND EQUIPMENT

         Property and equipment, at cost, consists of the following:

                                                           December 31,
                                                           ------------
                                                        1998          1997
                                                        ----          ----
         Equipment and leasehold improvements....    $2,388,459    $1,255,176
         Software................................       555,160        17,143
         Furniture and fixtures..................       548,850       201,316
         Automobiles.............................        88,970       102,355
                                                     ----------    ----------
            Subtotal.............................     3,581,439     1,575,990
         Less accumulated depreciation...........       879,418       451,594
                                                     ----------    ----------
            Total................................    $2,702,021    $1,124,396
                                                     ==========    ==========

4. LOANS PAYABLE AND CREDIT ARRANGEMENT

         The Company has a line of credit of $2,100,000 and no outstanding borrowings at December 31, 1998 and December 31, 1997. The line of credit is guaranteed by the Company's principal shareholder and

                           THE A CONSULTING TEAM, INC.
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

bears interest at a variable rate based on prime plus 1% (7.75% at December 31, 1998 and 8.5% at December 31, 1997). In June 1997, there was $1,045,000 outstanding from the principal shareholder. The loan bore interest at a variable rate based on prime (8.5% at June 13, 1997, the date of repayment) and was due on demand.

         Long-term debt is comprised of an automobile loan and is payable in monthly installments of $1,415 including interest at 8%. As of December 31, 1998, the loan matures as follows: 1999--$15,126 and 2000--$14,966.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consists of the following:

                                                          December 31,
                                                          ------------
                                                       1998            1997
                                                       ----            ----
         Accounts payable.....................      $  535,250      $  787,962
         Commissions..........................         209,858         120,418
         Payroll..............................       1,181,007       1,034,662
         Other accrued expenses...............         950,830         196,509
                                                    ----------      ----------
                                                    $2,876,945      $2,139,551
                                                    ==========      ==========

6. INCOME TAXES

         The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109").

         Effective January 1, 1993, the Company elected to change its tax accounting method from cash to accrual basis. The cumulative tax effect of this change as of January 1, 1993 was recognized over four years on the Company's tax returns. The federal income tax provision for 1996 consists of the tax effect of this change.

         Effective January 1, 1995, the Company elected to be treated as an S Corporation under Subchapter S of the Internal Revenue Code for federal income tax purposes. In addition, the Company elected to be treated as an S Corporation for New Jersey and New York state income tax purposes. In New York and New Jersey, S Corporations are subject to a minimum income tax. Because the sole shareholder of the Company included the Company's income in his own personal income tax return for the year ended December 31, 1996 and part of the fiscal year ending December 31, 1997, the Company was not subject to federal income taxes during that time. However, the Company was liable for New York City income taxes for those periods because New York City does not recognize S Corporation status.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1998 and 1997, the deferred income tax liability relates solely to licensing revenue.

                           THE A CONSULTING TEAM, INC.
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

         Significant components of the provision (credit) for income taxes are as follows:

                                                      Year Ended
                                                     December 31,
                                                     ------------
                                            1998         1997          1996
                                           -----         -----        ----
Current:
   Federal............................   $1,178,000   $  338,000    $  28,300
   State and local....................      648,000      342,000       31,400
                                         ----------   ----------    ---------
     Total current....................    1,826,000      680,000       59,700
                                         ----------   ----------    ---------
Deferred:
   Federal............................      277,000      302,000      (28,500)
   State and local....................       47,000       40,000       (2,500)
                                         ----------   ----------    ---------
     Total deferred...................      324,000      342,000      (31,000)
                                         ==========   ==========    =========
Total Current and Deferred............   $2,150,000   $1,022,000    $  28,700
                                         ==========   ==========    =========


         Effective August 12, 1997, the day before the Company completed its Offering, the Company changed from S Corporation to C Corporation status. Upon the change in status, under the provisions of SFAS 109, the Company recorded an additional deferred income tax liability of $163,000 due to federal and state income taxes being payable on the temporary differences.

         A reconciliation between the federal statutory rate and the effective income tax rate for the year ended December 31, 1998 and the unaudited pro forma income tax rate for the years ended December 31, 1997 and 1996 is as follows:

                                                        1998      1997     1996
                                                        ----      ----     ----
Federal statutory rate...............................   34.0%     34.0%    34.0%
State and local taxes net of federal tax benefit.....    9.3       9.6     10.0
Non deductible expenses..............................    0.3       0.4      1.1
                                                        ----      ----     ----
      Total..........................................   43.6%     44.0%    45.1%
                                                        ====      ====     ====

7. RETIREMENT PLAN

         The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code for its employees. Participants can make elective contributions subject to certain limitations. Under the plan, the Company can make matching contributions on behalf of all participants. No such contributions were made by the Company in 1998, 1997 and 1996.

8. JOINT VENTURE

         The Company owned a 50% interest in Vianet, Inc. ("Vianet"), which is located in New York and is engaged in the recruiting of international consultants and software development for resale. The Company paid Vianet $36,595 for recruiting services in 1996. The Company accounted for this investment under the equity method of accounting.

         The following is summarized financial information of Vianet for the year ended December 31, 1996:


         Revenues..................................  $  36,595
         Costs and expenses........................   (135,745)
                                                     ---------
         Net loss..................................  $ (99,150)
                                                     =========

                           THE A CONSULTING TEAM, INC.
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

         Vianet had limited activity during the three months ended March 31, 1997. On March 31, 1997, the Company sold its 50% interest in Vianet to its joint venture partner for a nominal amount. Vianet repaid the $29,705 advance to the Company during March 1997.

9. CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash balances on deposit with a limited number of financial institutions.

         In 1998, the three largest customers represented 16%, 15% and 12% of revenues, while in 1997 and 1996 the largest customer represented 24% and 12% of revenues, respectively. Besides these customers, no other customer represented greater than 10% of the Company's revenues.

         One customer represented approximately 15% of accounts receivable as of December 31, 1998. Receivables from two customers with the largest balances represented approximately 44% and 28% of accounts receivable as of December 31, 1997 and 1996, respectively.

10. LEASES

         The Company leases office space under non-cancellable operating leases. Future base rental payments are as follows:

         1999...................................    $  701,000
         2000...................................       697,000
         2001...................................       691,000
         2002...................................       672,000
         2003...................................       383,000
                                                    ----------
                                                    $3,144,000
                                                    ==========

         Rent expense for the years ended December 31, 1998, 1997 and 1996 was approximately $407,000, $157,000 and $119,000, respectively.

         In addition, in 1996, the Company leased, on a month-to-month basis, office space from the Company's sole shareholder. Rent paid to the sole shareholder was $12,000 in 1996.

11. STOCK OPTION PLAN

         The Company adopted a Stock Option Plan (the "Plan") that provides for the grant of stock options that are either "incentive" or "non-qualified" for federal income tax purposes. The Plan provides for the issuance of up to a maximum of 600,000 shares of common stock. On May 27, 1998, the shareholders approved and ratified an increase to the Plan from 600,000 to 900,000 shares of Common Stock (subject to adjustment pursuant to customary anti-dilution provisions).

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

                           THE A CONSULTING TEAM, INC.
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

         Information with respect to options under the Plan is as follows:

                                             Number         Weighted Average
                                            of Shares        Exercise Price
                                            ---------        --------------
         Granted during 1997                  561,200           $11.65
         Forfeitures during 1997              (28,750)           12.00
                                             --------           ------
         Balance - December 31,1997           532,450            11.63
         Granted during 1998                  141,000             7.00
         Forfeitures during 1998             (116,300)            7.50
                                             --------           ------
         Balance - December 31,1998           557,150           $ 7.38
                                             ========           ======

         Effective October 14, 1998, the Company changed the exercise price of the stock options granted during 1997 (which ranged from $10.25 to $12.00) to $7.50 per share, which was the market price per share on that date.

         No options were exercisable at December 31, 1997 and 111,537 options are exercisable as of December 31, 1998. Options outstanding at December 31, 1998 have exercise prices ranging from $7.00 to $7.50.

         At December 31, 1998, the Company has 900,000 shares of Common Stock reserved in connection with the Plan.

         The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation expense has been recognized for the Plan. Had compensation costs for the Company's Plan been determined based on the fair value as of the grant date for awards in 1998 and 1997 consistent with the provision of SFAS 123, the Company's net income and pro forma net income per share (see Note 12) would have been reduced to the pro forma amounts as indicated below:

                                                                1998        1997
                                                                ----        ----

     Pro forma net income.................................   $2,346,000   $2,392,000

     Pro forma net income per share - basic and diluted...   $     0.43   $     0.42

         The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

                                                       1998       1997
                                                       ----       ----

         Expected life  (years).....................   4         4
         Risk free interest rate....................   6.0%      5.67%
         Expected volatility........................   0.84      0.70
         Expected dividend yield....................   0         0

         The weighted average fair value of options granted was $4.50 in 1998 and $6.68 in 1997. The weighted average remaining contractual life of options outstanding at December 31, 1998 is 3.7 years.

12. PRO FORMA ADJUSTMENTS (UNAUDITED)

         Pro Forma Net Income

         Pro forma net income for the years ended December 31, 1997 and 1996 includes an adjustment for executive compensation to reflect the terms of new contracts with the Chief Executive Officer and Chief

                           THE A CONSULTING TEAM, INC.
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

Financial Officer in connection with the Offering. In addition, it also includes an adjustment to provide for income taxes as if the Company had been a C corporation for all years presented.

         Pro Forma Net Income Per Share

         Pro forma net income per share, basic and diluted, for the years ended December 31, 1997 and 1996 has been computed by dividing pro forma net income by the weighted average number of common shares outstanding plus the estimated number of shares assumed to be sold by the Company to pay the S Corporation distribution to the shareholder, for the period prior to the Offering. The impact of including outstanding stock options was anti-dilutive.