Form 10-Q
period 1999-03-31
A CONSULTING TEAM INC
filed 1999-05-14
CIK 1040792

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                --------------

                                  FORM 10-Q

         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: March 31, 1999

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                       Commission file number: 0-22945

                         THE A CONSULTING TEAM, INC.
                         ---------------------------
            (Exact name of Registrant as specified in its charter)

             New York                                  13-3169913
             --------                                  ----------
  (State or other jurisdiction of                   (IRS Employer
   incorporation or organization)                  Identification No.)

                              200 Park Avenue South
                            New York, New York 10003
                            ------------------------
                    (Address of principal executive offices)

                                (212) 979-8228
                                --------------
             (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              -    --

               As of May 14, 1999, there were 5,485,000 shares of Common Stock, with $.01 par value per share, outstanding.

                         THE A CONSULTING TEAM, INC.

                                    INDEX

                                                                    Page Number
                                                                    -----------
Index                                                                    2

Part I.  Financial Information

         Item 1.     Financial Statements                              3-7

                     Balance Sheets                                      3

                     Statements of Operations                            4

                     Statements of Cash Flows                            5

                     Notes to Condensed Financial Statements           6-7

         Item 2.     Management's Discussion and Analysis
                      of Financial Condition and Results of Operation 8-12

Part II. Other Information

           Item 1. Legal Proceedings                                    13

           Item 2. Changes in Securities                                13

           Item 4. Submission of Matters to a Vote of Security Owners   13

           Item 5. Other Information                                    13

           Item 6. Exhibits and Reports on Form 8-K                     13

Signatures                                                              14

Exhibit 27         Financial Data Schedule                              15

Part I.  Financial Information

Item 1.  Financial Statements

                         THE A CONSULTING TEAM, INC.
                                BALANCE SHEETS


                                                         March 31,        December 31,
                                                           1999               1998
                                                         ---------        -----------
                                                        (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                              $11,825,822        $13,003,038
   Accounts receivable                                     11,184,794          8,848,932
   Prepaid income taxes                                         4,297            674,500
   Prepaid expenses and other current assets                  411,506            432,377
                                                          -----------        -----------
     Total current assets                                  23,426,419         22,958,847
Investment at cost                                          3,000,000          3,000,000
Property and equipment, at cost, less accumulated
   depreciation and amortization                            3,547,570          2,702,021
Deposits                                                      129,426            111,263
                                                      ===============    ===============
     Total assets                                         $30,103,415        $28,772,131
                                                      ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

   Accounts payable and accrued expenses                   $3,770,410         $2,876,945
   Deferred income taxes                                      488,000            682,000
   Current portion of long-term debt                           15,431             15,126
                                                      ---------------    ---------------
     Total current liabilities                              4,273,841          3,574,071
Long-term debt                                                 10,992             14,966
Commitments
Shareholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares
   authorized; no shares issued or outstanding                      -                  -
Common stock, $.01 par value; 10,000,000 shares
   authorized; 5,485,000  issued and outstanding               54,850             54,850
Additional paid-in capital                                 21,051,758         21,051,758
Retained earnings                                           4,711,974          4,076,486
                                                      ---------------    ---------------
     Total shareholders' equity                            25,818,582         25,183,094
                                                     ----------------   ----------------
                                                     ================   ================
     Total liabilities and shareholders' equity           $30,103,415        $28,772,131
                                                     ================   ================

See accompanying notes to financial statements.

                         THE A CONSULTING TEAM, INC.
                           STATEMENTS OF OPERATIONS

                                                              Three Months Ended
                                                                  March 31,
                                                              ------------------
                                                           1999               1998
                                                        (unaudited)        (unaudited)
Revenues:

     Consulting services                                  $11,701,615         $9,089,143
     Software licensing                                       759,939          1,270,417
     Training services                                         90,775             88,561
                                                     ----------------   ----------------
         Total revenues                                    12,552,329         10,448,121
Cost of revenues                                            8,212,589          6,833,795
                                                     ----------------   ----------------
Gross profit                                                4,339,740          3,614,326
Operating expenses:
     Selling, general & administrative                      3,427,116          2,798,273
                                                     ----------------   ----------------
         Total operating expenses                           3,427,116          2,798,273
                                                     ----------------   ----------------
Income  from operations                                       912,624            816,053
Interest income                                               204,441            171,489
Interest expense                                                 (577)              (858)
                                                    ----------------   ----------------
Income before income taxes                                  1,116,488            986,684
     Income taxes                                             481,000            420,000
                                                     ================   ================
Net income                                                   $635,488           $566,684
                                                     ================   ================

Net income per share - basic and dilutive                       $0.12              $0.10
                                                      ================   ================

See accompanying notes to financial statements.

                         THE A CONSULTING TEAM, INC.
                           STATEMENTS OF CASH FLOWS

                                                                Three Months Ended
                                                                     March 31,
                                                           ------------------------------
                                                              1999               1998
                                                           -----------        -----------
                                                           (unaudited)        (unaudited)
Cash flows from operating activities:
Net income                                                   $635,488           $566,684
Adjustments to reconcile net income to net cash used
   in operating activities:
   Depreciation and amortization                              177,482             82,105
   Deferred income taxes                                     (194,000)            59,000
   Changes in operating assets and liabilities:

     Accounts receivable                                   (2,335,862)          (981,174)
     Prepaid income taxes                                     670,203                  -
     Prepaid expenses and other current assets                 20,871            (71,157)
     Accounts payable and accrued expenses                    893,465              9,951
     Income taxes payable                                           -           (299,784)
                                                           -----------        -----------
Net cash used in operating activities                        (132,353)          (634,375)

Cash flows from investing activities:
Purchase of property and equipment                        (1,023,031)          (476,684)
Deposits                                                     (18,163)                 -
                                                           -----------        -----------
Net cash used in investing activities                     (1,041,194)          (476,684)

Cash flows from financing activities:
Repayment of long-term debt                                   (3,669)            (3,388)
                                                           -----------        -----------
Net cash used in financing activities                         (3,669)            (3,388)
                                                           -----------        -----------

Net decrease in cash and cash equivalents                 (1,177,216)        (1,114,447)

Cash and cash equivalents at beginning of year            13,003,038         16,945,010
                                                         ===========        ===========

Cash and cash equivalents at end of year                 $11,825,822        $15,830,563
                                                         ===========        ===========

Supplemental disclosure of cash flow information:
Cash paid during the year for:

   Interest                                                     $577               $858
                                                         ===========        ===========
   Income taxes                                               $4,797           $660,784
                                                         ===========        ===========

See accompanying notes to financial statements.

                         THE A CONSULTING TEAM, INC.
                        Notes to Financial Statements
                                 (Unaudited)

1) GENERAL:

         These financial statements should be read in conjunction with The A Consulting Team, Inc.'s (the "Company") Form 10-K for the year ended December 31, 1998 filed with the SEC, and the accompanying financial statements and related notes thereto. The accounting policies used in preparing these financial statements are the same as those described in the Company's Form 10-K for the year ended December 31, 1998 filed with the SEC.

2) INTERIM FINANCIAL STATEMENTS:

         In the opinion of management, the accompanying unaudited condensed financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998 respectively.

         The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in the Form 10-K filed by the Company for the year ended December 31, 1998.

         The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

3) INCOME PER SHARE:

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"), which was required to be adopted on December 31, 1997. Under the new requirements for calculating primary (basic) earnings per share, the dilutive effect of stock options is excluded. Options to purchase 407,324 shares of common stock at $7.50 per share for the three months ended March 31, 1999, were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

     The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 1999 and 1998.

                                                                             March 31,
                                                               --------------------------------------
                                                                     1999                1998
                                                               -----------------   ------------------
Numerator:
     Net income                                                        $635,488             $566,684
                                                               -----------------   ------------------
     Numerator for basic and diluted earnings per share                $635,488             $566,684
                                                               =================   ==================

Denominator:

     Denominator for basic earnings per
     Share - weighted-average shares                                  5,485,000            5,485,000

     Effect of dilutive securities:
     Employee stock options                                               5,349                5,525
                                                               -----------------   ------------------
     Denominator for diluted earnings per
     share - adjusted weighted-average shares                         5,490,349            5,490,525
                                                               =================   ==================

Basic and Diluted earnings per share                                      $0.12                $0.10
                                                               =================   ==================

4) INCOME TAXES:

         The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, " Accounting for Income Taxes" ("SFAS 109"). Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of the assets and liabilities for financial purposes and the amount used for income tax purposes.

5) CONCENTRATION OF CREDIT RISK:

         Sales to two customers represented approximately 46% of the Company's revenue for the three months ended March 31, 1999. Sales to three customers for the same period in 1998 represented approximately 41% of the Company's revenue.

Item 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis of significant factors affecting the Company's operating results and liquidity and capital resources should be read in conjunction with the accompanying financial statements and related notes.

Overview

          TACT provides enterprise-wide IT consulting, software and training services and solutions primarily to Fortune 1000 companies and other large organizations. These companies and organizations are in a wide range of industries. The Company generated 93% of its revenues from IT consulting services for the three months ended March 31, 1999. Moreover, over 95% of the Company's consulting services revenues were generated from the hourly billing of its consultants' services to its clients under time and materials engagements, with the remainder generated under fixed-price engagements.

          The Company establishes standard billing guidelines for consulting services based on the type of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a semi-monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided, whereas consulting services revenues generated under fixed-price engagements are recognized according to the percentage of completion method.

          The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company's financial performance is primarily based upon billing margin (billable hourly rate less the consultant's hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). During the period presented, the Company has been able to increase its billing margins by increasing its hourly billing rates and through achieving a higher margin on a number of projects related to Year 2000 services and project management activity. These increases, however, were partially offset by increases in consultants' and employees' salaries and wages. Because most of the Company's engagements are on a time and materials basis, the Company generally has been able to pass on to its clients most increases in cost of services. Accordingly, such increases have historically not had a significant impact on the Company's financial results. Further most of the Company's engagements allow for periodic price adjustments to address, among other things, increases in consultant costs. TACT also actively manages its personnel utilization rates by constantly monitoring project requirements and timetables. As projects are completed, consultants are re-deployed either to new projects at the current client site or to new projects at another client site, or are encouraged to participate in TACT's training programs in order to expand their technical skill sets.

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

          The Company's revenue growth has been driven by three primary factors: increasing the number of consultants, managing the business to attain higher average billing rates through the delivery of higher value-added services to the Company's clients, and carefully managing consultant utilization rates. The Company also has been successful in expanding existing client relationships as well as establishing new client relationships. Such relationships are established and maintained through the Company's local Solution Branch SM offices located in New York, NY; Clark, NJ; Stamford, CT; and Chicago, IL.

          The Company opened an additional Solution Branch in Atlanta, GA in April, 1999. The Company plans to open additional Solution Branches in one to two other select major U.S. markets in 1999. Considering its limited experience with opening Solution Branches, the Company cannot predict when Solution Branches will contribute to the Company's net income. Until such time, the Company will have incurred the costs associated with opening each new Solution Branch, including the costs of salaries and occupancy.

          TACT has formed a strategic partnership with T3 Media Inc. ("T3 Media"), Silicon Alley's largest independent web integrator. In addition to the alliance, TACT purchased 30% of T3 Media's non-voting preferred stock.

Results of Operations

          The following tables set forth the percentage of revenues of certain items included in the Company's Statements of Operations:

                                                         Three Months Ended
                                                         ------------------
                                                              March 31,
                                                              ---------
                                                          1999         1998
                                                          ----         ----
Revenues:
     Consulting services                                  93.2%        87.0%
     Software licensing                                    6.1         12.2
     Training services                                     0.7          0.8
                                                     ----------   ----------
         Total revenues                                  100.0        100.0
Cost of revenues                                          65.4         65.4
                                                     ----------   ----------
Gross profit                                              34.6         34.6
Operating expenses:

     Selling, general and administrative expenses         27.3         26.8
                                                     ----------   ----------
Income from operations                                     7.3          7.8
                                                     ----------   ----------
Net income                                                 5.1          5.4
                                                     ==========   ==========


Comparison of the Three Months Ended March 31, 1999 to the Three Months Ended March 31, 1998

          Revenues. Revenues of the Company increased by $2.1 million, or 20.1%, from $10.4 million for the three months ended March 31, 1998 to $12.6 million for the three months ended March 31, 1999. Revenues from consulting services increased by $2.6 million, or 28.7%, from $9.1 million in 1998 to $11.7 million in 1999. The increase in 1999 period revenues from consulting services was primarily the result of higher hourly billing rates offset by a reduction in the consultant utilization rate and to a lesser extent a slight decrease in the average number of consultants during the period. The number of consultants engaged by the Company was approximately 2% lower in 1999 compared to 1998. The Company was engaged on several significant projects involving Year 2000 remediation, project management and Internet application development from existing clients, which resulted in higher billings.

          Software licensing revenues decreased $510,000, or 40.1%, from $1.3 million in 1998 to $760,000 in 1999. This decrease is directly attributable to reduced demand for Year 2000-related products due to the fact that many our customers licensed Y2K-related products during the previous quarter and as a result of slower than expected sales of new products.

          Revenues from training represented less than 1% of the Company's total revenues for the three months ended March 31, 1999 and 1998, respectively.

          Gross Profit. The resulting gross profit increased $725,000, or 20.1%, from $3.6 million in 1998 to $4.3 million in 1999. As a percentage of total revenues, gross profit remained constant at 34.6% of total revenues for the three months ended March 31, 1998 and 1999.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $629,000, or 22.5%, from $2.8 million for the three months ended March 31, 1998 to $3.4 million for the same period in 1999. Expressed as a percentage of sales, selling, general and administrative expenses increased, representing 27.3% of total revenues for the three months ended March 31, 1999 as compared to 26.8% of total revenues for the same period in 1998. The increase in selling, general and administrative expenses in the first quarter of 1999 resulted from an increase in the number of sales and marketing, recruiting and management personnel in TACT, including at our newest branches.

          Net Income. Net income increased approximately $69,000 from $567,000 for the three months end March 31, 1998 to $635,000 for the same period in 1999.

Liquidity and Capital Resources

          Prior to the Company's initial public offering, its operations and geographic expansion were funded by cash flow generated from operations, borrowings under the Company's credit line and borrowings from the principal shareholder. The Company sold a total of 1,935,000 shares of Common Stock in the Company's initial public offering, generating net proceeds to the Company of approximately $21,071,000. The uses of these funds were as follows: a distribution of $2.0 million (the "Distribution") was paid to the sole shareholder of the Company prior to the initial public offering, $1.9 million was paid to Citibank, NA to repay its line of credit, and $17.2 million was made available to fund current operations. The Company currently has no outstanding borrowings.

          The Company's cash balances were approximately $13.0 million at December 31,1998, and $11.8 million at March 31, 1999. Net cash used in operating activities was approximately $132,000 for the three months ended March 31, 1999, compared with net cash used of $634,000 in the comparable period in 1998. In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term commercial paper with a credit rating no lower than A1, P1.

          The Company currently has a line of credit of $2,100,000 and no outstanding borrowings. The line of credit is guaranteed by the Company's principal shareholder. The line of credit bears interest at a variable rate based on prime plus 1%, (7.75% at March 31, 1999).

          The Company's accounts receivable at March 31, 1999 and December 31, 1998 were approximately $11.2 million and $8.8 million respectively, representing 78 and 62 days of sales outstanding ("DSO"), respectively. The Company does not anticipate any difficulty in collecting amounts due, since this increase in DSO resulted from increased sales towards the end of the reporting period and business with several clients that has been granted longer payment terms.

          Sales to two customers represented approximately 46% of the Company's revenue for the three months ended March 31, 1999. Sales to three customers for the same period in 1998 represented approximately 41% of the Company's revenue.

          Net cash used in investing activities was approximately $1.0 million and $477,000 for the three months ended March 31, 1999 and 1998, respectively. This represented additions to property and equipment as the Company continues to expand its Solution Branch locations and expansion of the Company's computing network and infrastructure.

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

          The Company presently believes that with modifications to existing software and conversions to new software, year 2000 issues will not pose significant operational problems for the Company's computer systems. The costs incurred by the Company during 1998 to address year 2000 compliance were approximately $50,000. The Company estimates that it will incur up to approximately $25,000 indirect costs during fiscal 1999. During the execution of the compliance process the Company will incur certain costs and expenses. Though the Company has not established a final cost estimate, the expense of the year 2000 compliance process is not expected to have a material effect on the Company's financial position or results of operations. The Company expects that its internal year 2000 compliance process will be completed on a timely basis. If such modifications are not made, however, or are not completed in a timely manner, the year 2000 issues could have a material impact on the operations and financial condition of the Company.

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

Part II. Other Information

Item 1.  Legal proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

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

                                     THE A CONSULTING TEAM, INC.

May 14, 1999                         By:  /s/ Shmuel BenTov
-------------                           -------------------
Date                                      Shmuel BenTov, President
                                          and Chief Executive Officer

May 14, 1999                         By:  /s/ Frank T Thoelen
-------------                           ---------------------
Date                                      Frank T Thoelen, Secretary-Treasurer
                                          and Chief Financial Officer