Form 10-Q
period 1999-06-30
A CONSULTING TEAM INC
filed 1999-08-13
CIK 1040792

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1999

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                         Commission file number: 0-22945

                           THE A CONSULTING TEAM, INC.
                           ---------------------------
             (Exact name of Registrant as specified in its charter)

                  New York                                13-3169913
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

               As of August 12, 1999, there were 5,485,000 shares of Common Stock, with $.01 par value per share, outstanding.

                           THE A CONSULTING TEAM, INC.

                                      INDEX
                                      -----

                                                                                            Page Number
                                                                                            -----------

Index                                                                                            2

Part I.  Financial Information
         ---------------------

         Item 1.  Consolidated Financial Statements   (unaudited)                               3-7

                  Consolidated Balance Sheets                                                    3

                  Consolidated Statements of Operations                                          4

                  Consolidated Statements of Cash Flows                                          5

                  Notes to Condensed Consolidated Financial Statements                          6-7

         Item 2.  Management's Discussion and Analysis

                  of Financial Condition and Results of Operation                              8-14

         Item 3.  Quantitative and Qualitative Disclosure of Market Risk                        14

Part II. Other Information
         -----------------

         Item 1.  Legal Proceedings                                                             15

         Item 2.  Changes in Securities and Use of Proceeds                                     15

         Item 3.  Defaults upon Senior Securities                                               15

         Item 4.  Submission of Matters to a Vote of Security Holders                           15

         Item 5.  Other Information                                                             15

         Item 6.  Exhibits and Reports on Form 8-K                                              15

Signatures                                                                                      16

Exhibit 27        Financial Data Schedule                                                       17

Part I.  Financial Information

Item 1.  Financial Statements


                           THE A CONSULTING TEAM, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                  June 30,           December 31,
                                                                                    1999                 1998
                                                                              ------------------   ------------------
                                                                                 (unaudited)
     ASSETS
     Current Assets:
        Cash and cash equivalents                                                   $ 9,285,311         $ 13,003,038
        Accounts receivable                                                          15,197,173            8,848,932
        Prepaid income taxes                                                                  -              674,500
        Deferred income taxes                                                           142,000                    -
        Prepaid expenses and other current assets                                       396,659              432,377
                                                                              ------------------   ------------------
           Total current assets                                                      25,021,143           22,958,847
     Investment at cost                                                                 150,000            3,000,000
     Property and equipment, at cost, less accumulated
        depreciation and amortization                                                 6,181,719            2,702,021
     Intangibles                                                                      3,648,589                    -
     Deposits                                                                           260,654              111,263
                                                                              ==================   ==================
           Total assets                                                            $ 35,262,105         $ 28,772,131
                                                                              ==================   ==================


     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities:
        Loan payable - bank                                                         $ 1,999,820                  $ -
        Accounts payable and accrued expenses                                         4,938,308            2,876,945
        Income tax payable                                                              362,533                    -
        Capital  lease obligation                                                       201,468                    -
        Deferred revenue                                                                209,787                    -
        Deferred income taxes                                                           503,000              682,000
        Current portion of long-term debt                                                14,381               15,126
                                                                              ------------------   ------------------
           Total current liabilities                                                  8,229,297            3,574,071
     Capital lease obligation                                                           319,173                    -
     Long-term debt                                                                       8,299               14,966
     Commitments
     Shareholders' equity:
        Preferred stock, $.01 par value; 2,000,000 shares
           authorized; no shares issued or outstanding                                        -                    -
        Common stock, $.01 par value; 10,000,000 shares authorized;
           5,485,000 issued and outstanding                                              54,850               54,850
        Additional paid-in capital                                                   21,051,758           21,051,758
        Retained earnings                                                             5,598,728            4,076,486
                                                                              ------------------   ------------------
           Total shareholders' equity                                                26,705,336           25,183,094
                                                                              ------------------   ------------------
           Total liabilities and shareholders' equity                              $ 35,262,105         $ 28,772,131
                                                                              ==================   ==================

                 See accompanying notes to financial statements.

                           THE A CONSULTING TEAM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Six Months Ended                       Three Months Ended
                                                                 June 30,                                June 30,
                                                  ---------------------------------------  --------------------------------------
                                                        1999                 1998                1999                1998
                                                  ------------------  -------------------  ------------------  ------------------
                                                     (unaudited)         (unaudited)          (unaudited)         (unaudited)
Revenues:
     Consulting services                               $ 24,717,722         $ 19,986,388        $ 13,016,107        $ 10,897,245
     Software licensing                                   2,239,620            2,708,426           1,479,681           1,438,009
     Training services                                      127,809              151,231              37,034              62,670
                                                  ------------------  -------------------  ------------------  ------------------
        Total revenues                                   27,085,151           22,846,045          14,532,822          12,397,924
Cost of revenues                                         17,343,690           14,914,755           9,131,101           8,080,960
                                                  ------------------  -------------------  ------------------  ------------------
Gross profit                                              9,741,461            7,931,290           5,401,721           4,316,964
Operating expenses:
     Selling, general & administrative                    7,509,338            6,077,378           4,082,222           3,279,105
                                                  ------------------  -------------------  ------------------  ------------------
           Total operating expenses                       7,509,338            6,077,378           4,082,222           3,279,105
                                                  ------------------  -------------------  ------------------  ------------------
Income  from operations                                   2,232,123            1,853,912           1,319,499           1,037,859
Interest income                                             431,200              352,091             226,759             180,602
Interest expense                                             (1,081)              (1,649)               (504)               (791)
                                                  ------------------  -------------------  ------------------  ------------------
Income before income taxes                                2,662,242            2,204,354           1,545,754           1,217,670
     Income taxes                                         1,140,000              950,000             659,000             530,000
                                                  ==================  ===================  ==================  ==================
Net income                                              $ 1,522,242          $ 1,254,354           $ 886,754           $ 687,670
                                                  ==================  ===================  ==================  ==================


Net income per share - basic and dilutive                    $ 0.28               $ 0.23              $ 0.16              $ 0.13
                                                  ==================  ===================  ==================  ==================

                See accompanying notes to financial statements.

                           THE A CONSULTING TEAM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Six Months Ended June 30,
                                                                                1999                  1998
                                                                          ------------------    ------------------
                                                                             (unaudited)           (unaudited)

 Cash flows from operating activities:
 Net income                                                                  $ 1,522,242           $ 1,254,354
 Adjustments to reconcile net income to net cash:
    used in operating activites
       Depreciation and amortization                                             400,304               180,181
       Deferred income taxes                                                    (197,000)              159,000
       Changes in operating assets and liabilities:
         Accounts receivable                                                  (6,156,497)           (2,908,110)
         Prepaid income taxes                                                    674,500                     -
         Prepaid expenses and other                                              126,946              (157,972)
         Accounts payable and accrued expenses                                 1,642,741               606,785
         Income taxes payable                                                    351,703              (431,783)
                                                                       ------------------    ------------------
 Net cash used in operating activities                                        (1,635,081)           (1,297,545)

 Cash flows from investing activities:
 Purchase of property and equipment                                           (1,811,392)             (843,190)
 Investment at cost                                                             (150,000)                    -
 Investment and advances to T3 Media,
    net of cash required                                                         (87,030)                    -
 Deposits                                                                        (26,832)                    -
                                                                       ------------------    ------------------
 Net cash used in investing activities                                        (2,075,254)             (843,190)

 Cash flows from financing activities:
 Repayment of long-term debt                                                      (7,412)               (6,844)
                                                                       ------------------    ------------------
 Net cash used in financing activities                                            (7,412)               (6,844)
                                                                       ------------------    ------------------

 Net decrease in cash and cash equivalents                                    (3,717,727)           (2,147,579)
 Cash and cash equivalents at beginning of period                             13,003,038            16,945,010
                                                                       ------------------    ------------------
 Cash and cash equivalents at end of period                                  $ 9,285,311          $ 14,797,431
                                                                       ==================    ==================

 Supplemental disclosure of cash flow information:

       Interest                                                                  $ 1,081               $ 1,649
                                                                       ==================    ==================
       Income taxes                                                            $ 310,797           $ 1,222,783
                                                                       ==================    ==================

                 See accompanying notes to financial statements.

                           THE A CONSULTING TEAM, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1)       GENERAL:

         These financial statements should be read in conjunction with The A Consulting Team, Inc. (the "Company") Form 10-K for the year ended December 31, 1998 filed with the SEC, and the accompanying financial statements and related notes thereto. The accounting policies used in preparing these financial statements are the same as those described in the Company's Form 10-K for the year ended December 31, 1998 filed with the SEC.

2)       INTERIM FINANCIAL STATEMENTS:

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of June 30,1999, the consolidated results of operations for the six and three months ended June 30, 1999 and 1998, and cash flows for the six months ended June 30, 1999 and 1998, respectively.

         The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in the Form 10-K filed by the Company for the year ended December 31, 1998.

         The consolidated results of operations for the six and three months ended June 30, 1999 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

3)       INCOME PER SHARE:

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"), which was required to be adopted on December 31, 1997. Under the new requirements for calculating primary (basic) earnings per share, the dilutive effect of stock options is excluded. All outstanding options were included in the computation of diluted earnings per share because the options' exercise price was less than the average market price of the common shares and, therefore, the effect would be dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the six and three months ended June 30, 1999 and June 30, 1998.


                                                      Six Months Ended June 30,        Three Months Ended June 30,
                                                    -------------------------------  --------------------------------
                                                         1999            1998             1999             1998
                                                    ---------------  --------------  ---------------  ---------------
Numerator:
 Net income                                            $ 1,522,242     $ 1,254,354        $ 886,754        $ 687,670
                                                    ---------------  --------------  ---------------  ---------------

 Numerator for basic and diluted earnings per share    $ 1,522,242     $ 1,254,354        $ 886,754        $ 687,670
                                                    ===============  ==============  ===============  ===============

Denominator:
  Denominator for basic earnings per
  share - weighted-average shares                        5,485,000       5,485,000        5,485,000        5,485,000

  Effect of dilutive securities:
  Employee stock options                                    25,781           6,711           46,214            7,897
                                                    ---------------  --------------  ---------------  ---------------
  Denominator for diluted earnings per
  share - adjusted weighted-average shares               5,510,781       5,491,711        5,531,214        5,492,897
                                                    ===============  ==============  ===============  ===============

Basic and Diluted earnings per share                        $ 0.28          $ 0.23           $ 0.16           $ 0.13
                                                    ===============  ==============  ===============  ===============


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


5)       CONCENTRATION OF CREDIT RISK:

         Sales to two customers represented approximately 45% of the Company's revenue for the six months ended June 30, 1999. Sales to three customers for the same period in 1998 represented approximately 40% of the Company's revenue. Sales to two customers represented approximately 44% of the Company's revenue for the three months ended June 30, 1999. Sales to four customers for the same period in 1998 represented approximately 51% of the Company's revenue.

6)       ACQUISITION:

          On October 2, 1998 the Company made an investment in web integrator T3 Media, Inc. ("T3 Media") of $3 million , in return for convertible preferred stock. On June 23, 1999, the Company increased its ownership interest in T3 Media, Inc. to approximately 51% by an additional investment of common stock for $370,000 and a conversion of the preferred stock to common stock. The acquisition of T3 Media was accounted for using the purchase method of accounting. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed and are subject to change. Accordingly, the results of operations of T3 Media are included in the Company's consolidated results of operations from the date of acquisition. The excess of the purchase price over the preliminarily estimate of fair value of the net identifiable assets acquired totaled $3.6 million and has been recorded as intangibles.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of significant factors affecting the Company's operating results and liquidity and capital resources should be read in conjunction with the accompanying financial statements and related notes.

Overview

         TACT provides enterprise-wide IT consulting, software and training services and solutions primarily to Fortune 1000 companies and other large organizations. These companies and organizations are in a wide range of industries. The Company generated 91% of its revenues from IT consulting services. Moreover, over 87% of the Company's consulting services revenues were generated from the hourly billing of its consultants' services to its clients under time and materials engagements, with the remainder generated under fixed-price engagements.

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

         The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company's financial performance is primarily based upon billing margin (billable hourly rate less the consultant's hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). During the period presented, the Company has been able to increase its billing margins by increasing its hourly billing rates and through achieving a higher margin on a number of projects related to Year 2000 services. These increases, however, were partially offset by increases in consultants' and employees' salaries and wages. Because most of the Company's engagements are on a time and materials basis, the Company generally has been able to pass on to its clients most increases in cost of services. Accordingly, such increases have historically not had a significant impact on the Company's financial results. Further most of the Company's engagements allow for periodic price adjustments to address, among other things, increases in consultant costs. TACT also actively manages its personnel utilization rates by constantly monitoring project requirements and timetables. As projects are completed, consultants are re-deployed either to new projects at the current client site or to new projects at another client site, or are encouraged to participate in TACT's training programs in order to expand their technical skill sets.

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

         The Company opened an additional Solution Branch in Atlanta, GA in April 1999. The Company plans to open additional Solution Branches in one to two other select major U.S. markets in 1999. Considering its limited experience with opening Solution Branches, the Company cannot predict when

Solution Branches will contribute to the Company's net income. Until such time, the Company will have incurred the costs associated with opening each new Solution Branch, including the costs of salaries and occupancy.

         On October 2, 1998 the Company made an investment in web integrator T3 Media, Inc. ("T3 Media") of $3 million , in return for convertible preferred stock. On June 23, 1999, the Company increased its ownership interest in T3 Media, Inc. to approximately 51% by an additional investment of common stock for $370,000 and a conversion of the preferred stock to common stock. The acquisition of T3 Media was accounted for using the purchase method of accounting. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed and are subject to change. Accordingly, the results of operations of T3 Media are included in the Company's consolidated results of operations from the date of acquisition. The excess of the purchase price over the preliminarily estimate of fair value of the net identifiable assets acquired totaled $3.6 million and has been recorded as intangibles.

Results of Operations

         The following tables set forth the percentage of revenues of certain items included in the Company's Statements of Operations:

                                                          Six Months Ended         Three Months Ended
                                                          ----------------         -------------------
                                                               June 30,                 June 30,
                                                               --------                 --------
                                                          1999         1998        1999         1998
                                                          ----         ----        ----         ----
Revenues:
     Consulting services                                  91.2   %     87.5  %     89.6   %     87.9%
     Software licensing                                    8.3         11.8        10.2         11.6
     Training services                                     0.5          0.7         0.2          0.5
                                                     ----------   ----------  ----------   ----------
         Total revenues                                  100.0        100.0       100.0        100.0
Cost of revenues                                          64.0         65.3        62.8         65.2
                                                     ----------   ----------  ----------   ----------
Gross profit                                              36.0         34.7        37.2         34.8
Selling, general and administrative expenses              27.7         26.6        28.1         26.4
Income from operations                                     8.3          8.1         9.1          8.4
Net income                                                 5.6%         5.5%        6.1%         5.5%
                                                     ==========   ==========  ==========   ==========


Comparison of the Six Months Ended June 30, 1999 to the Six Months Ended June 30, 1998

         Revenues. Revenues of the Company increased by approximately $4.2 million, or 18.6%, from $22.8 million for the six months ended June 30, 1998 to $27.1 million for the six months ended June 30, 1999. Revenues from consulting services increased by approximately $4.7 million, or 23.7%, from $20 million for the six months ended June 30, 1998 to $24.7 million for the same period in 1999. The increase in 1999 period revenues from consulting services was primarily the result of higher hourly billing rates offset by a reduction in the consultant utilization rate and to a lesser extent a slight decrease in the average number of consultants during the period. The number of consultants engaged by the Company was approximately 4% lower in 1999 compared to 1998. The Company was engaged on several significant projects involving Year 2000 remediation, project management and Internet application development from existing clients, which resulted in higher billings.

         Software licensing revenues decreased $469,000, or 17.3%, from $2.7 million in 1998 to $2.2 million in 1999. This decrease is directly attributable to reduced demand for Year 2000-related products due to the fact that many our customers licensed Y2K-related products during the last quarter of 1998 and as a result of slower than expected sales of new products.

         Revenues from training represented less than 1% of the Company's total revenues for the six months ended June 30, 1999 and 1998, respectively.

         Gross Profit. The gross profit for the six months ending June 30, 1999 increased by approximately $1.8 million, or 22.8%, from $7.9 million in 1998 to $9.7 million in 1999. As a percentage of total revenues, gross profit increased from 34.7% of total revenues for the six months ended June 30, 1998 to 36.0% for the same period in 1999. This increase directly relates to sales of certain software products with higher than average margins.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately $1.4 million, or 23.6%, from $6.1 million for the six months ended June 30, 1998 to $7.5 million for the same period in 1999. Expressed as a percentage of revenues, selling, general and administrative expenses increased, representing 27.7% of revenue for the six months ended June 30, 1999 revenues as compared to 26.6% of total revenues for the same period in 1998. The increase in selling, general and administrative expenses in the first two quarters of 1999 resulted from an increase in the number of sales and marketing, recruiting and management personnel in TACT, including at our newest branches.

         Net Income. Net income increased approximately $268,000 from $1.3 million for the six months ended June 30, 1998 to $1.5 million for the same period in 1999.

Comparison of the Three Months Ended June 30, 1999 to the Three Months Ended June 30, 1998

         Revenues. Revenues of the Company increased by approximately $2.1 million, or 17.2%, from $12.4 million for the three months ended June 30, 1998 to $14.5 million for the three months ended June 30, 1999. Revenues from consulting services increased by approximately $2.1 million, or 19.4%, from $10.9 million for the three months ended June 30,1998 to $13.0 million for the same period in 1999. The increase in 1999 period revenues from consulting services was primarily the result of higher hourly billing rates offset by a reduction in the consultant utilization rate and to a lesser extent a slight decrease in the average number of consultants during the period. The number of consultants engaged by the Company was approximately 4% lower in 1999 compared to 1998.

         Software licensing revenues increased by approximately $42,000, or 2.9%, from $1.4 million for the three months ended June 30, 1998 to $1.5 million for the same period in 1999. The increase resulted from the sale of newer products, almost completely offset by the reduction in demand for Y2K related products.

         Revenues from training services represented less than 1% of the Company's total revenues for the three months ended June 30, 1999 and 1998, respectively.

         Gross Profit. The gross profit for the three months ended June 30,1999 increased by approximately $1.1 million, or 25.1%, from $4.3 million in 1998 to $5.4 million in 1999. As a percentage of total revenues, gross profit increased from 34.8% of total revenues for the three months ended June 30, 1998 to 37.2% for the same period in 1999. This increase directly relates to sales of certain software products with higher than average margins.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately $803,000, or 24.5%, from $3.3 million for the three months ended June 30, 1998 to $4.1 million for the same period in 1999. Expressed as a percentage of revenues, selling, general and administrative expenses increased, representing 28.1% of total revenues for the three months ended June 30, 1999 as compared to 26.4% of total revenues for the same period in 1998. The increase in selling, general and administrative expenses in the first two quarters of 1999 resulted from an increase in the number of sales and marketing, recruiting and management personnel in TACT, including at our newest branches.

         Net Income. Net income increased approximately $199,000 from $688,000 for the three months ended June 30, 1999 to $887,000 for the same period in 1999.

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

         The Company's cash balances were approximately $13.0 million at December 31,1998, and $9.3 million at June 30, 1999. Net cash used in operating activities was approximately $1.6 for the six months ended June 30, 1999, compared with net cash used of $1.3 million in the comparable period in 1998. In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term commercial paper with a credit rating no lower than A1, P1.

         The Company currently has a line of credit of $2,100,000 and no outstanding borrowings. The line of credit is guaranteed by the Company's principal shareholder. The line of credit bears interest at a variable rate based on prime plus 1%, 7.75% at June 30, 1999).

         The Company's accounts receivable at June 30, 1999 and December 31, 1998 were approximately $15.2 million and $8.8 million, respectively, representing 94 and 62 days of sales outstanding ("DSO"), respectively. The Company does not anticipate any difficulty in collecting amounts due, since this increase in DSO resulted from increased sales toward the end of the reporting period and business with several clients that have been granted longer payment terms.

         Sales to two customers represented approximately 45% of the Company's revenue for the six months ended June 30, 1999. Sales to three customers for the same period in 1998 represented approximately 40% of the Company's revenue. Sales to two customers represented approximately 44% of the Company's revenue for the three months ended June 30, 1999. Sales to four customers for the same period in 1998 represented approximately 51% of the Company's revenue.

         Net cash used in investing activities was approximately $2.1 million and $843,000 for the six months ended June 30, 1999 and 1998, respectively. This represented additions to property and equipment as the Company continues to expand its Solution Branch locations, expansion of the Company's computing network and infrastructure, and the investment and advances to T3 Media, net of cash acquired.

         In management's opinion, cash flows from operations and borrowing capacity combined with proceeds from the Offering will provide adequate flexibility for funding the Company's working capital obligations and expansion plans.

Year 2000 Compliance Disclosure

         "Year 2000 compliance" means the ability of hardware, software and other data processing instrumentalities to interpret and manipulate correctly all date and time data up to and through the year 2000, including proper computation for leap years. The Company's executive management continues to monitor the Company's ongoing compliance and readiness status with respect to Year 2000 issues. Numerous managers throughout the Company have been designated to report on and oversee Year 2000 efforts and provide periodic reports to senior management.

         The Company's State of Readiness

         As of June 30, 1999, the Company's assessment of all Year 2000 issues was not yet completed. It is anticipated that the assessment will be substantially completed in the third quarter of 1999. However, the assessment of some issues, especially external ones, may not be completed until the fourth quarter of 1999. The Company has not delayed any significant internal information technology or other projects as a result of its investment of internal resources on internal Year 2000 issues.

         The Company has sought to address "Year 2000 compliance" issues in the following three concentrations: (i) internally, throughout the Company and its Solution BranchesSM and business units; (ii) externally, referring to the third parties who provide products, services and information to the Company that are material to the Company's ongoing operations and ability to serve its customers; and (iii) externally, referring to the products and services that the Company has provided to its customers, whether or not the products or services are specifically intended as Year 2000 software products or solutions, or Year 2000 compliance testing, remediation projects, or independent vendor validation projects.

         Internal Compliance: TACT's internal compliance review has included overall analysis and assessment of the Company's information technology architecture and systems (software and hardware); client software systems, including those in use by the human resource and financial accounting departments (software and hardware); and embedded systems (products which are made with microprocessor (computer) chips, including desktop and portable personal computers and communications devices. Internal technical staff have reviewed and are in the ongoing process of reviewing and reporting on the Company's technical infrastructure.

         In 1998, the Company completed initial reviews of its major internal application systems for Year 2000 compliance. Some of the information technology architecture and systems have been replaced with newer, compliant versions and some have merely required the addition of fixes or patches in order to attain compliance. The Company began replacing portions of its financial application systems in 1998. These particular systems have now been replaced and have successfully passed unit testing. In addition to the completion of testing, the Company has also developed certain other contingency plans relating to these critical internal systems. The Company expects to achieve Year 2000 compliance review and testing of its infrastructure including localized hardware and software application systems and embedded systems by the end of 1999. Most of the embedded systems on which the Company relies in its day to day operations are owned and managed by the lessors of the buildings in which the Company's offices are located, or by agents of such lessors. The Company is inquiring as to the readiness of the lessors and, as applicable, their managing agents regarding the embedded systems. The Company has received some responses from its lessors indicating that the embedded systems in the buildings are either already, or are expected to be, Year 2000 compliant before the end of 1999.

         External Compliance (Third Parties): With respect to its company-wide hardware infrastructure, the Company has attempted to obtain or has already obtained Year 2000 certifications from many of the outside vendors and suppliers with whom the Company contracts for the provision of utilities, goods and certain internal functionality (especially financial accounting). To date, the Company is not aware of any outside vendor with a Year 2000 issue that would materially impact the Company's results of operations. However, the Company has no means of ensuring that external vendors will be Year 2000 compliant. The inability of external vendors to complete their Year 2000 compliance process in a timely fashion could materially adversely impact the Company.

         External Compliance (Customers): Numerous customers have inquired as to the Year 2000 compliance of the Company, as well as the Company's software and services. The Company believes that the products and services it provides to its customers are Year 2000 compliant. The Company is responding to all inquiries and expects to provide adequate information respecting the Company's Year 2000 readiness. Many customers would not conduct business with the Company without some adequate assurances of Year 2000 compliance, and many of the Company's contracts include Year 2000 warranty language to that effect.

         Costs to Address the Company's Year 2000 Issues

         Total costs of achieving Year 2000 compliance in the Company's internal systems, which costs have been and will be expensed as they are incurred, are estimated to be approximately $50,000 for 1999. The overwhelming majority of those costs will have been incurred on or before September 30, 1999. In total, approximately $100,000 is to be expended by the Company on Year 2000 compliance in respect of its internal systems alone. The Company estimates that it will incur up to approximately $50,000 in indirect costs during fiscal 1999. Though the Company has not established a final total cost estimate, the expense of the Year 2000 compliance process is not expected to have a material effect on the Company's financial position or results of operations. Funds expended and to be expended on Year 2000 compliance are allocated out of the Company's normal operating budget (including general and administrative expenses); existing staff have been and will be implemented to address Year 2000 compliance issues, so no further personnel costs are expected to be incurred presently for resolution of Year 2000 issues.

         Risks of the Company's Year 2000 Issues

         There are numerous risks involving the Company's Year 2000 issues. In the Company's judgment, the most reasonably likely worst case scenarios in connection with the Year 2000 are as follows: failure of third party vendors to provide critical material goods or services; possible postponements or delays or reductions in new business, especially during the second half of 1999; and the costs of resolving potential Year 2000 lawsuits by the Company's clients. There is no guarantee that possible "worst case" Year 2000 issues of outside vendors, suppliers and customers would not impact the Company. In addition, disruptions in the economy generally resulting from Year 2000 issues could adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

         There still remains a great deal of uncertainty on the part of the Company's customers as to whether they will be able to enter into agreements to develop new projects and solutions in the second half of 1999. Potential reductions in business may arise due to overall cessation or slowdown of new investment by some of the Company's customers, under which no new information technology development projects will be authorized or entered into until after January 1, 2000 changeover. It is possible that the Company may be affected materially by any such information technology cessations, slowdowns or problems. Based on the Company's existing commitments from its customers, however, the Company presently believes that its consulting (staffing) business will remain at or near the current utilization rate for the remainder of 1999.

         Also, some current and prospective customers may encounter their own Year 2000 issues arising from problems with their information technology systems. In many cases, the Company provides solutions for IT systems that may be critical to customers' operations. Business interruptions, loss or corruption of data, or other major problems resulting from the failure of a client's IT system to process Year 2000 data correctly could have material adverse consequences to that customer. These problems may or may not be attributable to the Company. In addition, since the Company has entered into software licensing agreements and other agreements for the sale of software products or solutions, as well as contracts involving Year 2000 compliance testing, remediation projects, or independent vendor validation projects, the Company may face material exposure if a customer institutes litigation based upon the breach of Year 2000 warranty language, whether express or implied. The Company cannot currently predict whether or to what extent there will be any legal claims brought against the Company or whether there will be any other material adverse effect on the Company's business, financial condition or the results of operations, as a result of any such adverse consequences to its clients. Nonetheless, the Company has purchased some insurance respecting Year 2000 liability that may provide some limited protection.

         Contingency Plans

         Since the Company is an IT solution provider, many members of the Company's management staff have technical backgrounds. The Company intends to rely upon its internal staff in order to respond to contingencies that may arise due to the Year 2000. In particular, the Software division will be handling numerous help desk inquiries as they are received. The Company believes it will have an effective program in place to resolve the Year 2000 issues that may arise in a timely and efficient manner. The Company has contingency plans for certain critical applications and systems and is working on such plans for others. These contingency plans involve, among other actions, manual work-arounds. Certain staff will be required to be available to respond rapidly to customer problems as they arise. All senior staff and many junior staff members will be on call (remotely or locally, accessible by telephone and beeper) to provide assistance to the Company and to customers on an as-needed basis.

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

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

         The Company has not entered into market risk sensitive transactions required to be disclosed under this item.

Part II.  Other Information

Item 1.  Legal proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

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

                                               THE A CONSULTING TEAM, INC.

August 12, 1999                      By:  /s/ Shmuel BenTov
----------------                        ----------------------------------------
Date                                      Shmuel BenTov, President
                                          and Chief Executive Officer

August 12, 1999                      By:  /s/ Frank T Thoelen
----------------                        ----------------------------------------
Date                                      Frank T Thoelen, Secretary-Treasurer
                                          and Chief Financial Officer