Form 10-Q
period 1999-09-30
A CONSULTING TEAM INC
filed 1999-11-15
CIK 1040792

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

              As of November 12, 1999, there were 5,485,000 shares of Common Stock, with $.01 par value per share, outstanding.

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

Part I.  Financial Information

Item 1.  Financial Statements

                           THE A CONSULTING TEAM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                 September 30,  December 31,
                                                                      1999          1998
                                                                 ------------   -----------
                                                                  (unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                                     $ 6,931,439   $13,003,038
    Accounts receivable                                            13,430,675     8,848,932
    Unbilled receivables                                              348,500            --
    Prepaid income taxes                                                   --       674,500
    Prepaid expenses and other current assets                         316,382       432,377
                                                                  -----------   -----------
      Total current assets                                         21,026,996    22,958,847
Investment at cost                                                    300,000     3,000,000
Property and equipment, at cost, less accumulated
    depreciation and amortization                                   6,993,055     2,702,021
Intangibles (net)                                                   3,682,118            --
Deposits                                                              273,841       111,263
                                                                  -----------   -----------
      Total assets                                                $32,276,010   $28,772,131
                                                                  ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Loan payable - bank                                           $   325,000   $        --
    Accounts payable and accrued expenses                           4,895,428     2,876,945
    Income tax payable                                                 18,604            --
    Capital  lease obligation                                         293,932            --
    Deferred income taxes                                             256,000       682,000
    Current portion of long-term debt                                  16,058        15,126
                                                                  -----------   -----------
      Total current liabilities                                     5,805,022     3,574,071
Capital lease obligation                                              583,705            --
Long-term debt                                                          2,803        14,966
Commitments
Shareholders' equity:
    Preferred stock, $.01 par value; 2,000,000 shares
      authorized; no shares issued or outstanding                          --            --
    Common stock, $.01 par value; 10,000,000 shares authorized;
      5,485,000 issued and outstanding                                 54,850        54,850
    Additional paid-in capital                                     21,051,758    21,051,758
    Retained earnings                                               4,777,872     4,076,486
                                                                  -----------   -----------
      Total shareholders' equity                                   25,884,480    25,183,094
                                                                  -----------   -----------
      Total liabilities and shareholders' equity                  $32,276,010   $28,772,131
                                                                  ===========   ===========

See accompanying notes to financial statements.

                           THE A CONSULTING TEAM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Nine Months Ended              Three Months Ended
                                                                September 30,                  September 30,
                                                         ---------------------------   ----------------------------
                                                             1999           1998           1999            1998
                                                         ------------   ------------   ------------    ------------
                                                          (unaudited)    (unaudited)    (unaudited)     (unaudited)
Revenues:
    Consulting services                                  $ 37,682,691   $ 31,266,218   $ 12,964,969    $ 11,279,830
    Software licensing                                      3,416,412      4,049,929      1,176,792       1,341,503
    Training services                                         192,759        198,848         64,950          47,617
                                                         ------------   ------------   ------------    ------------
       Total revenues                                      41,291,862     35,514,995     14,206,711      12,668,950
Cost of revenues                                           26,680,038     23,265,421      9,336,348       8,350,666
                                                         ------------   ------------   ------------    ------------
Gross profit                                               14,611,824     12,249,574      4,870,363       4,318,284
Operating expenses:
    Selling, general & administrative                      13,446,844      9,281,172      5,937,506       3,203,794
                                                         ------------   ------------   ------------    ------------
          Total operating expenses                         13,446,844      9,281,172      5,937,506       3,203,794
                                                         ------------   ------------   ------------    ------------
Income (loss) from operations                               1,164,980      2,968,402     (1,067,143)      1,114,490
Interest income,net                                           510,406        501,811         80,287         151,369
                                                         ------------   ------------   ------------    ------------
Income (loss) before income taxes                           1,675,386      3,470,213       (986,856)      1,265,859
    Income taxes                                              974,000      1,500,000       (166,000)        550,000
                                                         ============   ============   ============    ============
Net income (loss)                                        $    701,386   $  1,970,213   $   (820,856)   $    715,859
                                                         ============   ============   ============    ============

Net income (loss)per share - basic and dilutive          $       0.13   $       0.36   $      (0.15)   $       0.13
                                                         ============   ============   ============    ============

See accompanying notes to financial statements.

                           THE A CONSULTING TEAM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Nine Months Ended September 30,
                                                          1999              1998
                                                      ------------      ------------
                                                       (unaudited)       (unaudited)
Cash flows from operating activities:
Net income                                            $    701,386      $  1,970,213
Adjustments to reconcile net income to  net cash:
  used in operating activities
       Depreciation and amortizatrion                      856,913           287,781
       Deferred income taxes                              (302,000)          196,000
       Changes in operating assets and liabilities:
           Accounts receivable                          (3,951,405)       (3,582,369)
           Unbilled receivables                           (153,948)               --
           Prepaid income taxes                            674,500                --
           Prepaid expenses and other                      207,223          (357,695)
           Accounts payable and accrued expenses           850,530         1,297,248
           Deferred revenue                               (209,787)               --
           Income taxes payable                              7,775          (527,376)
                                                      ------------      ------------
Net cash used in operating activities                   (1,318,813)         (716,198)

Cash flows from investing activities:
Purchase of property and equipment                      (2,568,501)       (1,201,288)
Investment at cost                                        (300,000)               --
Investment and advances to T3 Media, Inc.,
  net of cash acquired                                     (95,591)               --
Deposits                                                   (40,019)           (8,038)
                                                      ------------      ------------
Net cash used in investing activities                   (3,004,111)       (1,209,326)

Cash flows from financing activities:
Repayment of debt                                       (1,686,051)               --
Repayment of capital lease obligations                     (62,624)          (10,370)
                                                      ------------      ------------
Net cash used in financing activities                   (1,748,675)          (10,370)
                                                      ------------      ------------

Net decrease in cash and cash equivalents               (6,071,599)       (1,935,894)
Cash and cash equivalents at beginning of period        13,003,038        16,945,010
                                                      ------------      ------------
Cash and cash equivalents at end of period            $  6,931,439      $ 15,009,116
                                                      ============      ============

Supplemental disclosure of cash flow information:
           Interest                                   $     37,957      $      2,370
                                                      ============      ============
           Income taxes                               $    582,896      $  1,993,872
                                                      ============      ============

Supplemental disclosure of  non cash investing
  and financing activity:
           Capital  lease obligation                  $    419,621      $         --
                                                      ============      ============

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

2) INTERIM FINANCIAL STATEMENTS:

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 1999, the consolidated results of operations for the nine and three months ended September 30, 1999 and 1998, and cash flows for the nine months ended September 30, 1999 and 1998, respectively.

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

      The consolidated results of operations for the nine and three months ended September 30, 1999 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

3) INCOME PER SHARE:

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"), which was required to be adopted on December 31, 1997. Under the new requirements for calculating primary (basic) earnings per share, the dilutive effect of stock options is excluded.

      Options to purchase 392,111 shares of common stock at $7.50 per share, options to purchase 128,750 shares of common stock at $7.00 per share, and options to purchase 25,200 shares of common stock at $8.00 per share, for the three months ended September 30, 1999, were outstanding during 1999, but were not included in the computation of diluted earnings per share, because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

      Options to purchase 343,937 shares of common stock at $12.00 per share and options to purchase 86,150 shares of common stock at $10.25 per share, for the three months ended September 30, 1998, were outstanding during 1998, but were not included in the computation of diluted earnings per share, because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

The following table sets forth the computation of basic and diluted earnings per share for the nine and three months ended September 30, 1999 and September 30, 1998.

                                                       Nine Months Ended September 30,  Three Months Ended September 30,
                                                       ------------------------------   -------------------------------
                                                              1999               1998          1999                1998
                                                       -----------        -----------   -----------         -----------
Numerator:
  Net income                                           $   701,386        $ 1,970,213   $  (820,856)        $   715,859
                                                       -----------        -----------   -----------         -----------

  Numerator for basic and diluted earnings per share   $   701,386        $ 1,970,213   $  (820,856)        $   715,859
                                                       ===========        ===========   ===========         ===========

Denominator:
  Denominator for basic earnings per
  share - weighted-average shares                        5,485,000          5,485,000     5,485,000           5,485,000

  Effect of dilutive securities:
  Employee stock options                                    17,730              4,474            --                  --
                                                       -----------        -----------   -----------         -----------
  Denominator for diluted earnings per
  share - adjusted weighted-average shares               5,502,730          5,489,474     5,485,000           5,485,000
                                                       ===========        ===========   ===========         ===========

Basic and Diluted earnings  per share                  $      0.13        $      0.36   $     (0.15)        $      0.13
                                                       ===========        ===========   ===========         ===========

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

5) CONCENTRATION OF CREDIT RISK:

      Sales to two customers represented approximately 40% of the Company's revenue for the nine months ended September 30, 1999. Sales to three customers for the same period in 1998 represented approximately 42% of the Company's revenue. Sales to two customers represented approximately 31% of the Company's revenue for the three months ended September 30, 1999. Sales to three customers for the same period in 1998 represented approximately 53% of the Company's revenue.

6) ACQUISITION:

      On October 2, 1998, the Company made an investment in web integrator T3 Media, Inc. ("T3 Media") of $3 million, in return for convertible preferred stock. On June 23, 1999, the Company increased its ownership interest in T3 Media to approximately 51% by an additional investment in T3 Media's common stock of $370,000 and conversion of the preferred stock to common stock. The acquisition of T3 Media was accounted for using the purchase method of accounting. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed and are subject to change. Accordingly, the results of operations of T3 Media are included in the Company's consolidated results of operations from the date of acquisition. The excess of the purchase price over the preliminarily estimate of fair value of the net identifiable assets acquired totaled $3.7 million and has been recorded as intangibles.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of significant factors affecting the Company's operating results and liquidity and capital resources should be read in conjunction with the accompanying financial statements and related notes.

Overview

      TACT(Registered) is an end-to-end e-Services provider. The Company delivers e-business solutions from web strategy and design through web development and integration, to web application hosting. Its clients include a broad range of Fortune 1000 companies and other large organizations. TACT also provides the same markets with enterprise-wide Information Technology consulting, software and training services and solutions. The Company generated 91% of its revenues from IT consulting services. Moreover, over 87% of the Company's consulting services revenues were generated from the hourly billing of its consultants' services to its clients under time and materials engagements, with the remainder generated under fixed-price engagements.

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

      The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company's financial performance is primarily based upon billing margin (billable hourly rate less the consultant's hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). During the period presented, the Company has been able to increase its billing margins by increasing its hourly billing rates and through achieving a higher margin on a number of projects related to Year 2000 services. These increases, however, were partially offset by increases in consultants' and employees' salaries and wages and reduction in the consultant utilization rate. Because most of the Company's engagements are on a time and materials basis, the Company generally has been able to pass on to its clients most increases in cost of services. Accordingly, such increases have historically not had a significant impact on the Company's financial results. Further most of the Company's engagements allow for periodic price adjustments to address, among other things, increases in consultant costs. TACT also actively manages its personnel utilization rates by constantly monitoring project requirements and timetables. As projects are completed, consultants are re-deployed either to new projects at the current client site or to new projects at another client site, or are encouraged to participate in TACT's training programs in order to expand their technical skill sets.

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

      The Company's revenue growth has been driven by three primary factors: increasing the number of consultants on billing, managing the business to attain higher average billing rates through the delivery of higher value-added services to the Company's clients, and carefully managing consultant utilization rates. The Company also has been successful in expanding existing client relationships as well as establishing new client relationships. Such relationships are established and maintained through the Company's local Solution Branch SM offices located in New York, NY; Clark, NJ; Stamford, CT; Chicago, IL; and Atlanta, GA.

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

      On October 2, 1998 the Company made an investment in web integrator, T3 Media, Inc. ("T3 Media") of $3 million, in return for convertible preferred stock. On June 23, 1999, the Company increased its ownership interest in T3 Media to approximately 51% by an additional investment in T3 Media's common stock of $370,000 and conversion of the preferred stock to common stock. The acquisition of T3 Media was accounted for using the purchase method of accounting. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed and are subject to change. Accordingly, the results of operations of T3 Media are included in the Company's consolidated results of operations from the date of acquisition. The excess of the purchase price over the preliminarily estimate of fair value of the net identifiable assets acquired totaled $3.7 million and has been recorded as intangibles.

Results of Operations

      The following tables set forth the percentage of revenues of certain items included in the Company's Statements of Operations:

                                                 (1)    Nine Months      (2)   Three Months
                                                 Ended September 30,     Ended September 30,
                                                 -------------------     -------------------
                                                  1999        1998        1999         1998
                                                  ----        ----        ----         ----
Revenues:
     Consulting services                           91.2%       88.0%       91.3%        89.0%
     Software licensing                             8.3        11.4         8.3         10.6
     Training services                              0.5         0.6         0.4          0.4
                                                 ------      ------      ------       ------
         Total revenues                           100.0       100.0       100.0        100.0
Cost of revenues                                   64.6        65.5        65.7         65.9
                                                 ------      ------      ------       ------
Gross profit                                       35.4        34.5        34.3         34.1
Selling, general and administrative expenses       32.6        26.1        41.8         25.3
Income (loss) from operations                       2.8         8.4        (7.5)         8.8
Net income (loss)                                   1.7%        5.5%       (5.8)%        5.7%
                                                 ======      ======      ======       ======

Comparison of the Nine Months Ended September 30, 1999 to the Nine Months Ended September 30, 1998

      Revenues. Revenues of the Company increased by approximately $5.8 million, or 16.3%, from $35.5 million for the nine months ended September 30, 1998 to $41.3 million for the nine months ended September 30, 1999. Revenues from consulting services increased by approximately $6.4 million, or 20.5%, from $31.3 million for the nine months ended September 30, 1998 to $37.7 million for the same period in 1999. The increase in 1999 period revenues from consulting services was primarily the result of an increase in the average number of consultants during the period, together with higher hourly billing rates, offset by a reduction in the consultant utilization rate. The Company was engaged on several significant projects involving Year 2000 remediation, project management and Internet application development from existing clients, which resulted in higher billings.

      Software licensing revenues decreased $634,000, or 15.6%, from $4.0 million in 1998 to $3.4 million in 1999. This decrease is directly attributable to reduced demand for Year 2000-related products due to the fact that many our customers licensed Y2K-related products during the last quarter of 1998 and as a result of slower than expected sales of new products.

      Revenues from training represented less than 1% of the Company's total revenues for the nine months ended September 30, 1999 and 1998, respectively.

      Gross Profit. The gross profit for the nine months ending September 30, 1999 increased by approximately $2.4 million, or 19.3%, from $12.2 million in 1998 to $14.6 million in 1999. As a percentage of total revenues, gross profit increased from 34.5% of total revenues for the nine months ended September 30, 1998 to 35.4% for the same period in 1999. This increase directly relates to sales of certain software products with higher than average margins.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately $4.2 million, or 44.9%, from $9.3 million for the nine months ended September 30, 1998 to $13.4 million for the same period in 1999. Expressed as a percentage of revenues, selling, general and administrative expenses increased, representing 32.6% of revenues for the nine months ended September 30, 1999 as compared to 26.1% of total revenues for the same period in 1998. The increase in selling, general and administrative expenses in the first three quarters of 1999 resulted from an increase in salaries, rent and depreciation associated with opening new branch locations, a change in the mix of sales, marketing, recruiting and management personnel, and the inclusion of T3 Media expenses. This inclusion of T3 Media expenses, which is largely comprised of salaries, rent and depreciation, and recruiting-related expenses added about 6 percentage points to TACT(Registered)'s 1998 SG&A expenses.

      Net Income. As a result of the factors described above, net income decreased approximately $1.3 from $2.0 million for the nine months ended September 30, 1998 to $701,000 for the same period in 1999.

Comparison of the Three Months Ended September 30, 1999 to the Three Months Ended September 30, 1998

      Revenues. Revenues of the Company increased by approximately $1.5 million, or 12.1%, from $12.7 million for the three months ended September 30, 1998, to $14.2 million for the three months ended September 30, 1999. Revenues from consulting services increased by approximately $1.7 million, or 14.9%, from $11.3 million for the three months ended September 30,1998 to $13.0 million for the same period in 1999. The increase in 1999 period revenues from consulting services was primarily the result of including T3 Media's results for the quarter, together with higher hourly billing rates, offset by a reduction in the consultant utilization rate.

      Software licensing revenues decreased by approximately $165,000, or 12.3%, from $1.3 million for the three months ended September 30, 1998 to $1.2 million for the same period in 1999. The decrease resulted from the sale of newer products, which was more than offset by the reduction in demand for Y2K related products.

      Revenues from training services represented less than 1% of the Company's total revenues for the three months ended September 30, 1999 and 1998, respectively.

      Gross Profit. The gross profit for the three months ended September 30, 1999 increased by approximately $552,000, or 12.8%, from $4.3 million in 1998 to $4.9 million in 1999. As a percentage of total revenues, gross profit increased from 34.1% of total revenues for the three months ended September 30, 1998 to 34.3% for the same period in 1999.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately $2.7 million, or 85.3%, from $3.2 million for the three months ended September 30, 1998 to $5.9 million for the same period in 1999. Expressed as a percentage of revenues, selling, general and administrative expenses increased, representing 41.8% of total revenues for the three months ended September 30, 1999, as compared to 25.3% of total revenues for the same period in 1998. The increase in selling, general and administrative expenses for the three months ended September 30, 1999 resulted from an increase in salaries, rent, depreciation associated with opening new branch locations, and the inclusion of T3 Media's expenses for this period. This inclusion of T3 Media expenses, which is largely comprised of salaries, rent depreciation, and recruiting related expenses added about 6 percentage points to TACT(Registered)'s 1998 SG&A expenses.

      Net Income (Loss). As a result of the factors described above, TACT had an operating loss for the three months ended September 30, 1999 of $820,000, compared with net income of $716,000 in the same period last year.

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

      The Company's cash balances were approximately $13.0 million at December 31,1998 and $6.9 million at September 30, 1999. Net cash used in operating activities was approximately $1.3 million for the nine months ended September 30, 1999, compared with net cash used of $716,000 in the comparable period in 1998. In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term commercial paper with a credit rating no lower than A1, P1.

      The Company, together with its subsidiary, currently has a line of credit of $2,425,000, of which $325,000 is outstanding at September 30, 1999. The line of credit is guaranteed by the Company's principal shareholder. The line of credit bears interest at a variable rate based on prime plus 1%. The rate was 8.25% at September 30, 1999. The Company's subsidiary has entered into a series of capital leases to finance its expansion plans, covering leasehold improvements, furniture and computer related equipment. The amount outstanding under such leases was $878,000 at September 30, 1999.

      The Company's accounts receivable at September 30, 1999 and December 31, 1998 were approximately $13.4 million and $8.8 million, respectively, representing 91 and 62 days of sales outstanding ("DSO"), respectively. The Company does not anticipate difficulty in collecting amounts due, since this increase in DSO resulted from increased sales toward the end of the reporting period and business with several clients that have been granted longer payment terms.

      Sales to two customers represented approximately 40% of the Company's revenue for the nine months ended September 30, 1999. Sales to three customers for the same period in 1998 represented approximately 42% of the Company's revenue. Sales to two customers represented approximately 31% of the Company's revenue for the three months ended September 30, 1999. Sales to three customers for the same period in 1998 represented approximately 53% of the Company's revenue.

      Net cash used in investing activities was approximately $3.0 million and $1.2 million for the nine months ended September 30, 1999 and 1998, respectively. This represented additions to property and equipment as the Company continues to expand its Solution Branch locations, expansion of the Company's computing network and infrastructure, and the investment and advances to T3 Media, net of cash acquired.

      In management's opinion, cash flows from operations and borrowing capacity combined with remaining proceeds from the its initial public offering will provide adequate flexibility for funding the Company's working capital obligations and expansion plans.

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

Numerous managers throughout the Company have been designated to report on and oversee Year 2000 efforts and to provide periodic reports to senior management.

      The Company's State of Readiness

      As of September 30, 1999, the Company's assessment of all Year 2000 issues was substantially completed. However, the assessment of some non-critical issues, will not be completed until the fourth quarter of 1999. The Company has not delayed any significant internal information technology or other projects as a result of its investment of internal resources on internal Year 2000 issues.

      The Company has sought to address "Year 2000 compliance" issues in the following three concentrations: (i) internally, throughout the Company and its Solution BranchesSM and business units; (ii) externally, with regard to the third parties who provide products, services and information to the Company that are material to the Company's ongoing operations and ability to serve its customers; and (iii) externally, with regard to the products and services that the Company has provided to its customers, whether or not the products or services are specifically intended as Year 2000 software products or solutions, or Year 2000 compliance testing, remediation projects, or independent vendor validation projects.

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

      In 1998, the Company completed initial reviews of its major internal application systems for Year 2000 compliance. Much of the information technology architecture and systems that was non-compliant has been replaced with newer, compliant versions, and some have merely required the addition of fixes or patches in order to attain compliance. The Company began replacing portions of its financial accounting systems in 1998. These particular systems have now been replaced and have successfully passed unit testing. In addition to the completion of testing, the Company has also developed certain other contingency plans relating to these critical internal systems. The Company has completed the majority of the Year 2000 compliance review and testing of its infrastructure including localized hardware and software application systems and embedded systems and the remaining minority will be completed by the end of 1999. Most of the embedded systems on which the Company relies in its day to day operations are owned and managed by the lessors of the buildings in which the Company's offices are located, or by agents of such lessors. The Company has inquired as to the readiness of the lessors and, as applicable, their managing agents regarding the embedded systems. The Company has received responses from its lessors indicating that the embedded systems in the buildings are either already, or are expected to be, Year 2000 compliant.

      External Compliance (Third Parties): With respect to its company-wide hardware infrastructure, the Company has attempted to obtain or has already obtained Year 2000 certifications from many of the outside vendors and suppliers with whom the Company contracts for the provision of utilities, goods and certain internal functionality (including financial accounting). The Company is not aware of any outside vendor with a Year 2000 issue that would materially impact the Company's results of operations. However, the Company has no means of ensuring that external vendors will be Year 2000 compliant. The inability of external vendors to complete their Year 2000 compliance process in a timely fashion could materially adversely impact the Company.

      External Compliance (Customers): Numerous customers have inquired as to the Year 2000 compliance of the Company, as well as the Company's software and services. The Company believes that the products and services it provides to its customers are Year 2000 compliant. The Company is responding to all inquiries and provides information respecting the Company's Year 2000 readiness. Many customers would not conduct business with the Company without some adequate assurances of Year 2000 compliance, and many of the Company's contracts include Year 2000 warranty language to that effect.

      Costs to Address the Company's Year 2000 Issues

      Total costs of achieving Year 2000 compliance in the Company's internal systems, which costs have been and will be expensed as they are incurred, are estimated to be approximately $50,000 for 1999. The overwhelming majority of those costs will have been incurred on or before September 30, 1999. In total, approximately $100,000 is to be expended by the Company on Year 2000 compliance in respect of its internal systems alone. The Company estimates that it will incur up to approximately $50,000 in indirect costs during fiscal 1999. Though the Company has not established a final total cost estimate, the expense of the Year 2000 compliance process is not expected to have a material effect on the Company's financial position or results of operations. Funds expended and to be expended on Year 2000 compliance are allocated out of the Company's normal operating budget.

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

      A number of the Company's customers have a freeze or lock-down in effect with respect to the development of new projects and solutions in the second half of 1999. Reductions in new business may occur due to overall cessation or slowdown of new investment by some of the Company's customers, under which no new information technology development projects will be authorized or entered into until after the January 1, 2000 changeover. It is possible that the Company may be affected materially by any such information technology cessations, slowdowns or problems. Based on the Company's existing commitments from its customers, however, the Company presently believes that its consulting (staffing) business will remain at or near the traditional utilization rate for the remainder of 1999.

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

      Contingency Plans

      Since the Company is an IT solution provider, many members of the Company's management staff have technology backgrounds. The Company intends to rely primarily upon its internal staff in order to respond to contingencies that may arise due to the Year 2000. In particular, the Company's Software division will be handling numerous help desk inquiries as they are received. The Company believes it will have an effective program in place to resolve the Year 2000 issues that may arise in a timely and efficient manner. The Company has contingency plans for certain critical applications and systems. These contingency plans involve, among other actions, manual work-arounds. Certain staff will be required to be available during the changeover to respond rapidly to customer problems as they arise. All senior staff and many junior staff members will be on call (remotely or locally, accessible by telephone and beeper) to provide assistance to the Company and to customers on an as-needed basis.

Forward Looking Statements

      Statements included in this Management's Discussion and Analysis and elsewhere in this document that do not relate to present or historical conditions are "forward-looking statements" within the meaning of that term in
Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission ("SEC"). Such forward-looking statements involve risk and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements may include, without limitation, statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "forecasts," "intends," "possible," "expects," "estimates," "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to the following factors, among other risks and factors identified from time to time in the Company's filings with the SEC. Among the important factors on which such statements are based are assumptions concerning the anticipated growth of the information technology industry, the continued needs of current and prospective customers for the Company's services, the availability of qualified professional staff, and price and wage inflation.

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

                                          THE A CONSULTING TEAM, INC.


November 12, 1999                    By:  /s/ Shmuel BenTov
-----------------                         ------------------------------------
Date                                      Shmuel BenTov, President
                                          and Chief Executive Officer


November 12, 1999                    By:  /s/ Frank T Thoelen
-----------------                         ------------------------------------
Date                                      Frank T Thoelen, Secretary-Treasurer
                                          and Chief Financial Officer