Form 10-K
period 1999-12-31
A CONSULTING TEAM INC
filed 2000-03-29
CIK 1040792

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS

                         PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One):

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1999 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to
         ___________

                         Commission file number: 0-22945

                           THE A CONSULTING TEAM, INC.

             (Exact Name of Registrant as Specified in Its Charter)

            New York                                        13-3169913
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

      200 Park Avenue South                               (212) 979-8228
     New York, New York 10003                    (Registrant's Telephone Number,
(Address of Principal Executive Offices)                Including Area Code)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 13, 2000 was approximately $9,970,000 based on the average of the high and low prices of the registrant's Common Stock on The Nasdaq Stock Market SM on such date.

As of March 13, 2000, there were 5,485,000 shares of Common Stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders, which will be filed on or before April 15, 2000, are incorporated by reference into Part III of the Report.

                                TABLE OF CONTENTS

                                                                            Page

Part I

Item 1.  Business..............................................................1
Item 2.  Properties............................................................6
Item 3.  Legal Proceedings.....................................................6
Item 4.  Submission of Matters to a Vote of Security Holders...................6

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters...............................................................6
Item 6.  Selected Financial Data...............................................8
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of  Operations................................................8
Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........17
Item 8.  Financial Statements and Supplementary Data..........................17
Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure.................................................17

Part III

Item 10. Directors and Executive Officers of the Registrant...................18
Item 11. Executive Compensation...............................................19
Item 12. Security Ownership of Certain Beneficial Owners and Management.......19
Item 13. Certain Relationships and Related Transactions.......................19

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....19

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

Item 1.  Business

General

         Incorporated in 1983, The A Consulting Team, Inc., a New York corporation (the "Company" or "TACT") has provided a wide range of information technology ("IT") consulting, software development and training services and solutions to Fortune 1000 and other large organizations. In August of 1997, TACT became a public company. Headquartered in New York, TACT has opened Solution BranchesSM in strategic locations throughout the United States. Currently, there are Solution Branches in New York, NY, Clark, NJ, Stamford, CT, Chicago, IL, and Atlanta, GA. The Company supports all major computer technology platforms and supports client IT projects by using a broad range of third-party software applications.

         The Company's shares are listed on The Nasdaq Stock MarketSM under the symbol "TACX."

Industry Background

         Rapid technological advance, and the wide acceptance and use of the Internet as a driving force in commerce, have accelerated the growth of the IT industry in recent years. These advances include more powerful and less expensive computer technology, the transition from predominantly centralized mainframe computer systems to open and distributed computing environments and the advent of capabilities such as relational databases, imaging, software development productivity tools, electronic commerce ("e-commerce") applications and web-enabled software. These advances have expanded the benefits that users can derive from computer-based information systems and improved the price-to-performance ratios of such systems. As a result, an increasing number of companies are employing IT in new ways, often to gain competitive advantages in the marketplace, and IT services have become an essential component of their long-term growth strategies. The same advances that have enhanced the benefits of computer systems have rendered the development and implementation of such systems increasingly complex. In addition, there is a shortage of IT consultants qualified to support these systems. Accordingly, organizations must turn to external IT services organizations such as TACT to develop, support and enhance their internal IT systems.

Growth Strategy

         The Company's objective is to expand its position in the e-commerce services industry by continuing to provide its clients with high quality, technology-based business consulting services. The Company's strategies include the following key components:

         Cross-sell Additional Services to Existing Clients. By offering existing clients additional IT consulting, software and training, TACT intends to leverage its existing client base. The Company's relationships with current clients provide opportunities to market additional services in current and new geographical markets.

         Expand Client Base. The Company is developing additional client relationships in geographic markets where the Company maintains Solution Branches, through targeted marketing initiatives, participation in local and national trade shows, user group meetings and conventions, referrals from existing clients and direct mail.

         Open Additional Solution Branches. The Company believes that maintaining a local presence within its markets gives it a competitive advantage by increasing name recognition and referral potential as well as reducing travel expenses and attracting locally-based, skilled consultants. TACT supplemented its three existing Solution Branches with the opening of a Solution Branch in Chicago in 1998, and Atlanta in 1999.

         Acquisitions. The Company is actively looking for companies and other organizations that it may acquire. The Company has established certain acquisition criteria. It is primarily interested in companies and organizations that are (i) established in geographic locations that the Company is interested in expanding into, or (ii) has a depth of service offerings that the Company finds attractive. To date, the Company has acquired a 51% ownership in T3 Media, Inc. ("T3 Media"), a Web strategy and Web design company with offices in New York, NY, Seattle, WA and San Diego, CA. In addition, the Company has also invested in LightPC.com, Inc., a consumer-based Application Service Provider ("ASP") company.

T3 Media

         Among the key services provided by T3 Media Internet strategists are business planning, strategic planning, and marketing strategy consulting. T3 Media offers web strategy that includes industry and competitive analysis, market research, target audience definition, and marketing strategy. The T3 Media methodology, which utilizes extensive market research, rigorous quantitative analyses, and myriad other tools, enables the design of an optimal strategic plan for companies ranging in size from e-commerce start-ups to large Fortune 1000 businesses.

         T3 Media works across a large number of platforms and with all major software tools. T3 Media's programmers and engineers develop Internet solutions that combine innovative technologies with strategic vision and creative design. T3 Media develops content publishing, e-commerce, intranet, and document management systems using dynamic site-building technologies. T3 Media's award-winning creative services team builds Web sites by employing information architects and usability specialists along with graphic designers and content specialists to develop expertly tailored Web branding. T3 Media personnel may be engaged in creative development, information architecture design, usability analysis/testing, graphic design/multimedia design, content management and development services, and branding and corporate identity development.

LightPC and End-to-End E-Services

         TACT's ownership interest in and strategic business relationship with LightPC enables TACT to implement LightPC's expertise in various technologies, including remote application hosting and off-site document storage. With LightPC technology, TACT customers can make extended use of the power and capabilities of the Internet. By structuring TACT business technology solutions with the offerings of T3 Media and LightPC, TACT can provide customers with web strategy and design, through web development and integration, to web application hosting. This is the new TACT value proposition--TACT can assist customers with implementation of strategic e-Services, helping customers move from outdated legacy systems to the exploding opportunities of the Internet. The end-to-end e-Services offered by TACT provide the tools to enable customers to decide, with expert guidance, on the most efficient and cost-effective means to make use of and enhance existing information technology and to bring customers' vital information and products to the Web.

         During 2000, TACT intends to continue focusing on growing the e-Services business and TACT management anticipates continued growth of e-Services revenues through new and expanded client engagements and development of business relationships with the leaders in Internet and Web technologies.

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

         A Solution Team is typically deployed from one of the Company's local Solution Branches in order to provide solutions to its clients by utilizing local resources. The Company maintains five Solution Branches - one in each of New York, NY; Clark, NJ; Stamford, CT; Chicago, IL; and Atlanta, GA. Management's experience has been that the local presence established by a Solution Branch improves the Company's ability to attract local clients, as well as its ability to attract, develop, motivate and retain locally-based IT professionals. The Company's corporate headquarters supports each Solution Branch and performs many functions which allow the Solution Branches to focus on recruiting, sales and marketing. Management has developed the TACT Solution Teams, as well as TACT's local Solution Branch structure, in an effort to advance the Company's objective of establishing and maintaining long-term relationships with its clients. Sixteen of the Company's top twenty clients measured by revenue for the year ended December 31, 1999 had been clients for over five years.

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

         TACT Software. TACT markets and distributes a number of software products developed by independent software developers. The Company believes its relationships with over 150 software clients throughout the country provide opportunities for the delivery of additional TACT consulting and training services. The software products offered by TACT Software are developed in the United States, England and Finland and marketed primarily through trade shows, direct mail, telemarketing, client presentations and referrals. TACT Software personnel currently include sales and marketing personnel as well as 24-hour technical support.

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

Clients

         The Company's clients consist primarily of Fortune 1000 companies and other large organizations. Because of the diverse range of industries in which the Company's clients operate, the Company believes that it is not dependent upon any single industry or market. Sixteen of the Company's top twenty clients measured by revenue for the year ended December 31, 1999 had been clients for over five years. In 1999, the largest two customers represented 23% and 14% of revenues, respectively. Besides these customers, no other customer represented greater than 10% of the Company's revenues.

TACT Research

         TACT continuously investigates new technologies developed by third parties to determine their viability and potential acceptance in the Fortune 1000 marketplace. The Company's research and development staff work diligently to identify those "bleeding-edge" technologies that will succeed as "leading-edge" business solutions. TACT research personnel work closely with TACT technical managers to predict future tools and technologies to be used by corporate America so that TACT consultants can be trained in those emerging technologies. TACT research personnel also prepare technology demonstrations and pilot projects used in the Company's marketing and sales efforts and identify, evaluate and recommend software products, including those to be marketed by TACT's Software division. In addition, TACT research personnel participate in short-term special projects requiring particular expertise for certain of the Company's clients.

Sales and Marketing

         TACT's marketing strategy is to develop long-term partnership relationships with existing and new clients that will lead to the Company becoming the preferred provider of IT services. The Company seeks to employ a "cross selling" approach where appropriate to expand the number of services utilized by a single client. Other sales and marketing methods include client referrals, networking and attending trade shows. At December 31, 1999, the Company employed 43 sales and marketing personnel. In addition to the Company's primary marketing approach, the Company also produces The Tactician magazine, which is regularly published in-house and distributed by TACT. The magazine circulates both to existing and potential clients as well as existing consultants and candidates. Another marketing resource, which has also served the Company in its recruiting efforts, is the Company's web site at http://www.tact.com. The web site provides information about TACT consulting and training services and software products to the IT community.

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

Human Resources

         At December 31, 1999, the Company (including T3 Media) had 418 personnel, of whom 267 were consultants, 20 were recruiting personnel, 43 were sales and marketing personnel, 11 were technical and customer service personnel, and 77 were executive and administrative personnel. None of the Company's employees are represented by a labor union, and the Company has never incurred a work stoppage. The Company utilizes the services of a significant number of independent contractors to act as consultants. These independent contractors are not employees of the Company, and there can be no assurance that the services of these independent contractors will continue to be available to the Company on terms acceptable to the Company.

Intellectual Property Rights

         The Company relies upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom the Company licenses intellectual property. The Company has entered into confidentiality agreements with its employees and limits distribution of proprietary information. There can be no assurance, however, that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. In addition, the Company is aware of other users of the term "TACT" and combinations including "A Consulting," which users may be able to restrict the Company's ability to establish or protect its right to use these terms. The Company has in the past been contacted by other users of the term "TACT" alleging rights to the term. However, the Company has completed the application process for protection of certain marks, including "TACT" and "The A Consulting Team."

         All ownership rights to software developed by the Company in connection with a client engagement are typically assigned to the client. In limited situations, the Company may retain ownership or obtain a license from its client, which permits the Company or a third party to market the software for the joint benefit of the client and the Company or for the sole benefit of the Company.

Item 2.  Properties

         The Company's executive office is located at 200 Park Avenue South, New York, NY 10003. The Company's executive office is located in a leased facility with a term expiring in June 30, 2003. The leased premises of the principal offices of the Company are approximately 23,375 square feet, including the principal office and additional space of T3 Media in New York, NY. The Company also has leased facilities in Clark, NJ, Stamford, CT, Chicago, IL and Atlanta, GA, and T3 Media has additional leased facilities in Seattle, WA and San Diego, CA.

Item 3.  Legal Proceedings

         The Company is not involved in any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1999.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

         The Company's Common Stock is currently traded on The Nasdaq National Stock MarketSM ("Nasdaq") under the symbol "TACX". TACT completed an initial public offering in August 8, 1997. Prior to that date, there was no market for the Company's Common Stock.

         The following table sets forth the quarterly range of high and low sales prices of the Company's Common Stock since August 8, 1997 as reported by
Nasdaq:

    1997                                High        Low
    ----                                ----        ---
    Third Quarter                       $14.125     $12.000
    Fourth Quarter                       12.875       9.250

    1998                                High         Low
    ----                                ----         ---
    First Quarter                       $12.375      $8.750
    Second Quarter                       12.500       9.750
    Third Quarter                        11.125       7.125
    Fourth Quarter                        8.875       5.000

    1999                                 High        Low
    ----                                 ----        ---
    First Quarter                        $8.500      $5.500
    Second Quarter                        9.500       6.875
    Third Quarter                         9.500       4.750
    Fourth Quarter                        6.000       3.750

Dividends

         The Company has not paid any cash dividends on its Common Stock and does not anticipate paying cash dividends on its common stock in the foreseeable future.

Holders

         The Company estimates that there were approximately 7 holders of record of the Company's Common Stock on March 3, 2000. The Company believes that the number of beneficial shareholders exceeds 400.

Use of Proceeds From Registered Securities

         The effective date of the Company's registration statement on Form SB-2 was August 8, 1997. The Commission file number is 333-29233. Between the effective date and December 31, 1999, the expenses incurred in connection with the issuance and distribution of the securities registered were as follows:

                                 As Previously Reported on
                                         Form 10-K               Additional Expenses        Expenses Incurred to
Direct or Indirect Payments to     for the Period Ending           Incurred Through              Date as of
            Others:                  December 31, 1998            December 31, 1999           December 31, 1999
--------------------------------------------------------        -------------------         ---------------------
Underwriting discounts and
   commissions                               $ 1,512,000                  $--                  $ 1,512,000
Other expenses                                   518,300                   --                      518,300
                                 -----------------------        -------------------         ---------------------
Total Expenses                                 2,030,300                   --                    2,030,300
                                 -----------------------        -------------------         ---------------------
Net offering proceeds after
   total expenses                            $21,071,000                  $--                  $21,071,000
                                 =======================        ===================         =====================

         Between the effective date and December 31, 1999, net offering proceeds of $16,032,000 were used for the following purposes:


                                 As Previously Reported on
                                  Form 10-K for the Period                                   Use of Proceeds
Direct or Indirect Payments to             Ending                    Changes in                  Through
            Others:                  December 31, 1998             Use of Proceeds          December 31, 1999
--------------------------------------------------------        -------------------         ---------------------
Repayment of loans to
   shareholder                               $ 1,045,000                  $--                  $ 1,045,000
Distribution of S
   Corporation earnings to
   shareholder                                 2,007,000                   --                    2,007,000
Repayment of debt                              1,940,000                   --                    1,940,000
Working capital and
   general corporate
   purposes                                    2,700,000                   --                   11,040,000
                                 -----------------------        -------------------         ---------------------
Total use of proceeds                        $ 7,692,000                  $--                  $16,032,000
                                 =======================        ===================         =====================

         The use of proceeds does not represent a material change in the use of proceeds described in the prospectus filed on August 8, 1997. There have been no other changes to the information provided by the Company on Form SR for the period ended April 30, 1997, on Form 10-Q for the period ended September 30, 1997, on Form 10-K for the period ended December 31, 1997, on Form 10-Q for the periods ended March 31, 1998, June 30, 1998, and September 30, 1998, and on Form 10-K for December 31, 1998.

Item 6.  Selected Financial Data

         The following table contains certain financial and operating data and is qualified by the more detailed Financial Statements and Notes thereto included herein. The selected financial data in the table are derived from the Company's Financial Statements and Notes thereto. The selected financial data should be read in conjunction with the Financial Statements and Notes thereto and other financial information included herein.

                             Selected Financial Data
           (in thousands, except number of shares and per share data)

                                                                    Year ended December 31,
                                              ===============================================================
                                                  1999         1998        1997         1996         1995
                                              ===============================================================
Statement of Operations Data:
     Revenues                                     $ 53,517     $ 48,925    $ 35,216     $ 20,995     $ 16,023
     Income (loss) from operations                  (3,203)       4,287       3,347          102           92
     Net income (loss)                              (2,667)       2,785       2,524            8          190
     Net income (loss) per share-basic
        and dilutive                               $ (0.49)      $ 0.51
     Shares used in per share calculation        5,485,000    5,488,356

Unaudited Pro Forma Data (1)

     Pro forma income from operations                                       $ 3,310      $ 1,325
     Pro forma net income                                                     1,966          692
     Pro forma net income per share-basic
        and dilutive                                                         $ 0.45       $ 0.19
     Weighted average shares outstanding                                  4,409,658    3,729,211

BALANCE SHEET DATA

     Total Assets                                 $ 28,582     $ 28,772    $ 25,467      $ 5,100      $ 3,196
     Long-term debt                                    561           15          30           44            -
     Stockholders' equity                           22,516       25,183      22,398          811          803
     Number of shares outstanding at
        year end                                 5,485,000    5,485,000   5,485,000    3,550,000    3,550,000
=============================================================================================================

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

Overview

         Since 1983, TACT has provided IT services and solutions to Fortune 1000 and other large organizations. In 1997, TACT became a public company (Nasdaq:
TACX). Headquartered in New York, the TACT growth strategy includes opening Solution BranchesSM in strategic locations throughout the United States. Currently, there are Solution Branches in New York, Clark, NJ, Stamford, CT, Chicago, and Atlanta. TACT's presence in major metropolitan business centers allows the use of regional resources, ensures face-to-face relationships and accountability with clients, and keeps a finger on the pulse of local market needs. Proven performance and public presence gives clients the confidence to rely on TACT as a trusted long-term business partner.

         TACT is an end-to-end e-Services provider. The Company delivers e-Services solutions from web strategy and design through web development and integration, to web application hosting. Its clients include a broad range of Fortune 1000 companies and other large organizations. TACT also provides the same markets with enterprise-wide Information Technology consulting, software and training services and solutions. Over 87% of the Company's consulting services revenues were generated from the hourly billing of its consultants' services to its clients under time and materials engagements, with the remainder generated under fixed-price engagements.

         The Company was recently named to the Deloitte & Touche Fast 50, which recognizes the top 50 up-and-coming technology companies in the New York area, based on percentage revenue growth over a five-year period. Substantial growth is expected to continue as more organizations select TACT as a long-term partner for complete, web-based business solutions.

         TACT's primary focus is helping clients support their new business imperatives by assisting these clients in the transition of their information technologies from traditional mainframe and client/server environments to the Internet and the Web. TACT offers to its clients the full scope of the web-enabling process, and TACT provides partial or total solutions--from strategy and design, to development, through conversions and integration, and ending with application hosting and enterprise-scale deployment. TACT expertise leverages clients' existing systems and data stores to significant business advantage: TACT plays an integral role in taking clients "from bricks and mortar to clicks and mortar."

         For each client that engages TACT to assist in implementing e-commerce or web-based initiatives, TACT uses a comprehensive, flexible methodology to analyze the client's current IT assets. The analysis reveals how much of the IT asset portfolio is ready for the Web, and what is required to web-enable selected portfolio elements. With this information, TACT devises and executes a customized web solution strategy that will ultimately enable the client to reach their business objectives of reduced costs, increased sales and profits, and improved customer services.

         TACT also provides clients with enterprise-wide information technology consulting, training services and software products. TACT solutions cover the entire spectrum of IT needs, including applications, data, and infrastructure. TACT provides complete project life-cycle services--from application and system design, through development and implementation, to documentation and training. Strategic alliances with leading software vendors ensure that TACT solutions are dependable and within the mainstream of industry trends. These partnerships allow TACT to provide a wide variety of business technology solutions such as enterprise reporting applications, data warehousing, systems strategies, data and database conversions, and application development services.

         The Company establishes standard-billing guidelines for consulting services based on the type of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a semi-monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided, whereas consulting services revenues generated under fixed-price engagements are recognized according to the percentage of completion method.

         The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company's financial performance is primarily based upon billing margin (billable hourly rate less the consultant's hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). During the period presented, the Company has been able to increase its billing margins by increasing its hourly billing rates and through achieving a higher margin on a number of projects related to Year 2000 services. These increases, however, were partially offset by increases in consultants' and employees' salaries and wages and reduction in the consultant utilization rate. Because most of the Company's engagements are on a time and materials basis, the Company generally has been able to pass on to its clients most of the increases in cost of services. Accordingly, such increases have historically not had a significant impact on the Company's financial results. Further, most of the Company's engagements allow for periodic price adjustments to address, among other things, increases in consultant costs. TACT also actively manages its personnel utilization rates by constantly monitoring project requirements and timetables. As projects are completed, consultants are re-deployed either to new projects at the current client site or to new projects at another client site, or are encouraged to participate in TACT's training programs in order to expand their technical skill sets.

         Historically, the Company has also generated revenues by selling software licenses and providing training services. In addition to initial software license fees, the Company also derives revenues from the annual renewal of software licenses. Revenues from the sale of software licenses are recognized upon delivery of the software to a customer, because future obligations associated with such revenue are insignificant. Training service revenues are recognized as the services are provided. During 1999, the Company began a significant transition to providing e-Services solutions. As a result, less emphasis was placed on software sales, resulting in a significant reduction in software sales in the second half of the year. Software sales are expected to continue to decrease in year 2000 and beyond and will only be ancillary to providing e-Services solutions to customers.

         The Company's revenue growth has been driven by three primary factors: increasing the number of consultants on billing, managing the business to attain higher average billing rates through the delivery of higher value-added services to the Company's clients, and carefully managing consultant utilization rates. The Company also has been successful in expanding existing client relationships as well as establishing new client relationships. Such relationships are established and maintained through the Company's local Solution Branch SM offices.

         The Company opened an additional Solution Branch in Atlanta, GA in April 1999. Considering its limited experience with opening Solution Branches, the Company cannot predict when Solution Branches will contribute to the Company's net income. To date, new branches are taking between 12-24 months before showing a break-even operation. Until break-even occurs, the Company incurs the costs of salaries, marketing and occupancy.

         On October 2, 1998, the Company made an investment in Web integrator, T3 Media of $3 million, in return for non-voting convertible preferred stock. On June 23, 1999, the Company converted its preferred stock into a 30% common stock ownership interest and increased its ownership interest in T3 Media to approximately 51% by an additional investment in T3 Media's common stock of $370,000. The acquisition of T3 Media was accounted for using the purchase method of accounting. Accordingly, the results of operations of T3 Media are included in the Company's consolidated results of operations from the date of acquisition. The excess of the purchase price over the estimated fair value of the net identifiable assets acquired totaled $4.0 million and has been recorded as intangibles.

         In 1999, the Company made a minority investment in LightPC. In addition to services that can be provided to business customers, LightPC is a pioneer in the field of consumer-oriented ASP's. The company is a privately held company based in New York, NY, with its development team located in New York and Israel, and it will provide to the Internet consumer market on-line access to computer applications and software. LightPC's strategy expands the services previously provided by the ASP industry, which traditionally were confined to the hosting of business applications. LightPC will serve the growing demand of Internet users for access to consumer applications such as word processing, business suites, tax preparation applications and others and will enable consumers and businesses to make use of programs while they are connected to the World Wide Web through LightPC. However, while LightPC has executed a number of business development agreements with a number of prominent technology companies, LightPC is in the preliminary start-up stage of its existence, and there is no guarantee that the Company's investment in this enterprise will provide any returns to the Company at any time, or if at all.

Results of Operations

         The following tables set forth the percentage of revenues of certain items included in the Company's Statements of Operations:

                                                             Year Ended December 31,
                                                   1999            1998            1997
                                               --------------  --------------  --------------
Revenues                                               100.0%          100.0%          100.0%
Cost of revenues                                        66.7            65.7            68.0
                                               --------------  --------------  --------------
   Gross profit                                         33.3            34.3            32.0
Selling, general and administrative expenses            39.3            25.5            22.6
Income (loss) from operations                          (6.0)             8.8             9.5
   Net income (loss)                                   (5.0)             5.7             7.2
Pro forma income from operations                          NA              NA             9.4
Pro forma net income                                      NA              NA             5.6

Comparison of Year Ended December 31, 1999 to Year Ended December 31, 1998

         Revenues. Revenues of the Company increased by $4.6 million, or 9.4%, from $48.9 million for the year ended December 31, 1998 to $53.5 million for the year ended December 31, 1999. Revenues from consulting services increased by $6.1 million, or 14.4%, from $42.4 million in 1998 to $48.5 million in 1999. The increase in 1999 revenues from consulting services resulted from the inclusion of T3 Media revenues, a slight increase in the average number of consultants and, to a lesser extent, higher hourly billing rates, offset by a slight decrease in the consultant utilization rate. The number of consultants engaged by the Company increased during the first three quarters of the year by approximate 31% in response to several significant projects involving Year 2000 remediation, project management and internet application development. Those projects began winding down in the third and fourth quarters of 1999. This resulted in a 21% decrease in the consultant headcount in the fourth quarter.

         Software licensing revenues decreased by $1.5 million, or 24.2%, from $6.2 million in 1998 to $4.7 million in 1999. This decrease is directly attributable to reduced demand for Year 2000-related products due to the fact that many of our customers licensed Y2K-related products during the last quarter of 1998 and slower than expected sales of new products. Software sales are expected to continue to decrease in year 2000 and beyond and will only be ancillary to providing e-Services solutions to customers.

         Revenues from training represented less than 1% of the Company's total revenues in both 1999 and 1998 and are expected to remain immaterial in year 2000 and beyond.

         Gross Profit. The resulting gross profit for 1999 increased by $1.1 million, or 6.4%, from $16.8 million in 1998 to $17.8 million in 1999. Gross margin was adversely affected by the significant decrease in software revenues in 1999 and a slight decrease in the consultant utilization rate as compared to 1998. As a percentage of total revenues, gross profit decreased from 34.3% of revenues in 1998 to 33.3% of revenues in 1999.

         Selling, General and Administrative Expenses ("SG&A"). SG&A expenses increased by $8.6 million, or 68.6%, from $12.5 million in 1998 to $21.0 million in 1999. Expressed as a percentage of sales, SG&A expenses increased from 25.5% of 1998 revenues to 39.3% of 1999 revenues. The increase is attributable to the acquisition of T3 Media ($2.6 million), an increase in the number of salaried personnel supporting new branch operations, marketing and sales functions ($2.0 million), increased occupancy costs, including the amortization of furniture, equipment and leaseholds ($0.9 million), a provision for doubtful accounts ($1.3 million) and the amortization of goodwill associated with acquisitions ($0.3 million). These expenses are reflective of continued efforts to broaden the Company's customer base, increase its geographic presence and transition to being an e-Services service provider.

         Net Income (Loss). As a result of the above-mentioned factors, the Company had a net loss of approximately $2.7 million in 1999 compared to net income of $2.8 million in 1998.

Comparison of Year Ended December 31, 1998 to Year Ended December 31, 1997

         Revenues. Revenues of the Company increased by $13.7 million, or 38.9%, from $35.2 million for the year ended December 31, 1997 to $48.9 million for the year ended December 31, 1998. Revenues from consulting services increased by $9.9 million, or 30.6%, from $32.5 million in 1997 to $42.4 million in 1998. As a percentage of total revenues, consulting services decreased to 86.7% of the total in 1998 compared to 92.2% in 1997. The increase in 1998 revenues from consulting services was primarily the result of an increased number of consultants and, to a lesser extent, higher hourly billing rates and a slight increase in consultant utilization rate. The number of consultants engaged by the Company increased by approximately 18% from December 31, 1997 to December 31, 1998. The Company was engaged on several significant projects involving Year 2000 remediation, project management and Internet application development from existing clients which resulted in higher billings.

         Software licensing revenues increased by $3.7 million, or 148%, from $2.5 million in 1997 to $6.2 million in 1998. This increase was related to an increase in Year 2000 product sales and in license renewals as well as expanded software offerings through a number of new strategic alliances. Management's strategy was to have new software offerings replace the reduction of Y2K related products. Consequently, the Company enhanced its testing tools so they are non-Y2K specific, making them useful beyond the year 2000.

         Revenues from training represented less than 1% of the Company's total revenues in both 1998 and 1997.

         Gross Profit. The resulting gross profit for 1998 increased by $5.5 million, or 48.7%, from $11.3 million in 1997 to $16.8 million in 1998. Improvement in gross margin was attributable to both an increase in consulting margins and a slight increase in software margins. As a percentage of total revenues, gross profit increased slightly from 32.0% of revenues in 1997 to 34.2% of revenues in 1998.

         Selling, General and Administrative Expenses ("SG&A"). SG&A expenses increased by $4.5 million, or 56.3%, from $8.0 million in 1997 to $12.5 million in 1998. Expressed as a percentage of sales, SG&A expenses increased 25.5% of total 1998 revenues as compared to 22.6% of total 1997 revenues. These expenses were reflective of continued efforts to broaden the Company's customer base, expand its service offerings, increase its geographic presence and capitalize on new business opportunities.

         Actual and Pro Forma Net Income. Actual net income increased by approximately $0.3 million, from $2.5 million in 1997, to $2.8 million in 1998. Pro forma net income was $2.0 million in 1997. Pro forma net income included an adjustment for executive compensation to reflect the terms of contracts with the Chief Executive Officer and Chief Financial Officer. In addition, it also included an adjustment to provide for income taxes as if the Company had been a C corporation for all of 1997. The per share amounts in 1998 were impacted by an additional 1.8 million shares outstanding for the full year, as a result of the public offering in August 1997.

Liquidity and Capital Resources

         Prior to the Company's initial public offering, its operations and geographic expansion were funded by cash flow generated from operations, borrowings under the Company's credit line and borrowings from the principal shareholder. The Company sold a total of 1,935,000 shares of Common Stock in the Company's initial public offering, generating net proceeds to the Company of approximately $21.1 million. The uses of these funds were as follows: a distribution of $2.0 million (the "Distribution") was paid to the sole shareholder of the Company prior to the initial public offering, $1.9 million was paid to Citibank, N.A. to repay its line of credit, and $17.2 million was made available to fund current operations.

         The Company has a line of credit of $2.1 million, and no outstanding borrowings at December 31, 1999. The Company's principal shareholder guarantees the line of credit. The line of credit bears interest at a variable rate based on prime plus 1%. The rate was 8.50% at December 31, 1999. The Company's subsidiary, T3 Media, has entered into a series of capital lease obligations to finance its expansion plans, covering leasehold improvements, furniture and computer-related equipment. The amount outstanding under such leases was $869,000 at December 31, 1999.

         The Company's cash balances were $5.1 million at December 31, 1999, and $13.0 million at December 31, 1998. Net cash used by operating activities in 1999 was $2.6 million compared to net cash provided by operating activities of $1.1 million in 1998 and $944,000 in 1997. In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term commercial paper with a credit rating no lower than A1, P1.

         The Company's accounts receivable, less allowance for doubtful accounts, at December 31, 1999 and December 31, 1998 were $11.2 million and $8.8 million respectively, representing 84 and 61 days of sales outstanding, respectively. The Company does not anticipate any difficulty in collecting amounts due.

         In each of the last three years, the Company has had at least one customer with revenues exceeding 10% of the Company's revenues. Sales to two customers represented approximately 37% of the Company's revenue in 1999. Sales to three customers in 1998 represented approximately 43% of the Company's revenue. Sales to one customer in 1997 represented 24% of the Company's revenue.

         Net cash used in investing activities was approximately $3.5 million, $5.1 million and $903,000 for the year ended December 31, 1999, 1998 and 1997, respectively. In each of the three years, this represented additions to property and equipment of $3.1 million, $2.0 million and $890,000, respectively, as the Company continued to expand its Solution Branch locations and enhance the Company's computing network and infrastructure. Also in 1999, cash was used for a majority investment in and advances to T3 Media, net of cash acquired. For 1998, this represented the initial investment of $3.0 million in T3 Media's non-voting convertible preferred stock.

         In management's opinion, cash flows from operations and borrowing capacity combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations and expansion plans.

Growth of E-Commerce Business

         Revenues derived from the Company's end-to-end e-Services solutions grew 52%, to $10.7 million in the fourth quarter of 1999, compared to $7.1 million in the third quarter. The Company grew e-services revenues in the fourth quarter to over 20% of the Company's overall revenue. The Company's net loss for the fourth quarter reflected increased expenses related to TACT's ownership of web integrator T3 Media as well as increased expenses related to TACT's continuing transition to becoming an e-services provider. The increase in selling, general and administrative expenses in the fourth quarter of 1999 is attributable to the inclusion of T3 Media expenses, an increase in the number of salaried personnel supporting new branch operations, marketing and sales functions and increased occupancy costs. These expenses are reflective of continued efforts to broaden the Company's customer base, increase its geographic presence and transition to being an e-services provider.

Recent Investment in TACT

         On March 20, 2000, the Company entered into an agreement with a group of investors to purchase an aggregate 392,855 shares of Common Stock at $7.00 per share for a total of $2.75 million payable pursuant to a 30-day promissory obligation. The closing price of TACT's Common Stock on March 17, 2000 was $5.1875 per share. The investors also received a 60-day option to purchase up to an additional 607,142 shares at $7.00 per share and a two-year option to purchase up to 1,000,000 shares at $13.00 per share.

Inflation

         The Company has not suffered material adverse affects from inflation in the past. However, a substantial increase in the inflation rate in the future may adversely affect customers' purchasing decisions, may increase the costs of borrowing, or may have an adverse impact on the Company's margins and overall cost structure.

Impact of Year 2000 in the Fourth Quarter of 1999

         Except for the impact of diminished revenues from decreased sales of Year 2000 compliance software licenses and the end of Year 2000 remediation projects and services provided by the Company, TACT management believes that Year 2000 issues will not have a material adverse affect on the Company. The Company completed its program to ensure that the Company's computer systems would accurately process transactions relating to the year 2000 and beyond. The Company utilizes third party vendor network equipment, telecommunication products, and other third party software products. A number of these third party vendors provided information to the Company regarding their respective efforts to be Year 2000 compliant. The failure of any critical components in these products to operate properly in the year 2000 may have an adverse impact on business operations and require the Company to incur unanticipated expenses. The Company has a contingency plan in the event that an adverse impact is caused by non-compliant critical systems. As of the end of the first quarter of 2000, however, no issues of non-compliance have occurred. Nonetheless, third party Year 2000 issues might still have a material impact on the operations and financial condition of the Company.

         The Company took all reasonable efforts to make its internal financial and administrative systems Year 2000 compliant. Some modification or replacement of portions of the Company's software was required. The Company is confident that its computer systems will function properly with respect to date values for the Year 2000 and thereafter. The Company presently believes that Year 2000 issues will not pose any significant operational problems for its computer systems; no Year 2000 issues have arisen in the Company's systems as of the end of the first quarter of 2000.

         During the execution of the Year 2000 compliance process the Company incurred minimal costs and expenses. The costs incurred by the Company during 1999 to address Year 2000 compliance were approximately $25,000. The expense of the Year 2000 compliance process did not have a material effect on the Company's financial position or results of operations. The Company's internal Year 2000 compliance process was completed in a timely fashion. No compliance issues have arisen as of the end of March, 2000.

         Finally, the Company licenses software developed by third parties to end user clients. The Company requires its third party software developers to represent that their products are Year 2000 compliant. The third party developers have designed and tested their recent product offerings to be Year 2000 compliant. However, there is currently a small and diminishing minority of the Company's end user clients utilizing product offerings that have not been updated to meet the Year 2000 compliance specifications.

         Despite the fact that the Company has purchased various insurance policies, including general liability and errors and omissions policies, the Company has limited insurance coverage with respect to Year 2000 non-compliance. No assurances can be given that the Company can completely avoid all costs and uncertainties arising from non-compliance that might materially affect future financial results. However, as of the end of the first quarter of 2000, no Year 2000 problems or issues have arisen and none have been reported by the Company's clients. The Company's management is confident that, as more time elapses, the likelihood of occurrence of any material problems or issues will continue to decrease.

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

Dependence on Qualified Personnel

         The Company's business involves the delivery of professional services which depends in large part upon its ability to attract and retain highly skilled executives, Solution Branch Managers, project managers, technical specialists and independent contractor consultants. The Company continues to utilize the services of a significant number of independent contractors that are engaged as consultants. Since the Company typically does not have employment agreements with these individuals for any specific term, there can be no assurance that the services of these individuals will continue to be available to the Company on terms acceptable to the Company.

Dependence on Limited Number of Clients

         The Company derives a significant portion of its revenues from a relatively limited number of clients primarily located in the New York/New Jersey metropolitan area of the United States. Revenues from the Company's ten most significant clients accounted for a majority of the Company's revenues in 1999. In each of the last three years, the Company has had at least one customer with revenues exceeding 10% of the Company's revenues. In 1999, the largest two customers represented 23% and 14% of revenues, respectively. In 1998, the largest three customers represented 16%, 15% and 12% of revenues, respectively. In 1997, the largest customer represented 24% of revenues. Besides these customers, no other customer represented greater than 10% of the Company's revenues. Clients engage the Company on an assignment-by-assignment basis, and a client can generally terminate an assignment at any time without penalty. The loss of, or reduction in revenue from, any significant customer could have a material adverse effect on the Company's business, results of operations and financial condition.

Rapid Technological Change

         The Company's success will depend in part on its ability to meet client expectations, develop IT solutions, including e-commerce solutions, and offer software products. TACT must keep pace with continuing changes in IT, evolving industry standards, changing client preferences and a continuing shift to outsourced solutions by clients. There can be no assurance that the Company will be successful in adequately addressing the outsourcing market or other IT or software developments on a timely basis or that, if addressed, the Company will be successful in an extremely competitive marketplace. There can also be no assurance that products or technologies developed by others will not render the Company's services or products uncompetitive or obsolete. The Company's failure to address these developments could have a material adverse effect on the Company's business, results of operations and financial condition.

Fluctuations in Quarterly Operating Results

         Variations in the Company's revenues and results of operations occur from time to time as a result of a number of factors, such as the timing of new Solution Branch openings, the size and significance of client engagements commenced and completed during a quarter, the number of business days in a quarter, consultant hiring and utilization rates and the timing of corporate expenditures. The timing of revenues is difficult to forecast because the Company's sales cycle can be relatively long, frequently spanning one or several fiscal quarters, and may depend on such factors as the size and scope of assignments, the influence and control of clients, and general economic conditions. A variation in the number of client assignments or the timing of the initiation or the completion of client assignments, particularly at or near the end of any quarter, can cause significant variations in results of operations from quarter to quarter and can result in losses to the Company. The Company has also experienced, and may in the future experience, significant fluctuations in the quarterly results of software sales. Software licensing activity is difficult to forecast because the number and amount of particular license transactions can vary significantly, the Company's sales incentive plans have an unpredictable impact on the timing and size of orders, and client projects and evaluations may be postponed as their fiscal quarter and fiscal year ends approach. In the event that the Company's results of operations for any period are below the expectation of market analysts and investors, the market price of the Common Stock could be adversely affected.

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

Competition

         The market for IT services includes a large number of competitors, is subject to rapid change and is highly competitive. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than the Company. The market for e-commerce services, in particular, is extremely competitive, with large interactive advertising agencies, Big Five accounting firms, small and large web development companies, and Internet start-up concerns occupying a crowded market space. In addition, the Company competes with its clients' internal resources, particularly when these resources represent a fixed cost to the client. Such competition may impose additional pricing pressures on the Company.

Dependence on Senior Management

         The success of the Company is highly dependent upon the efforts and abilities of its executive officers, particularly Shmuel BenTov, the Company's founder, Chairman of the Board, Chief Executive

Officer and President and Frank T. Thoelen, its Chief Financial Officer. Although Mr. BenTov and Mr. Thoelen have entered into employment agreements containing noncompetition, nondisclosure and nonsolicitation covenants, these contracts do not guarantee that these individuals will continue their employment with the Company. The loss of the services of either of these key executives for any reason could have a material adverse effect upon the Company's business, results of operations and financial condition. In August, 1999 Mr. BenTov's employment agreement was renewed for an additional two-year term. Mr. Thoelen's employment agreement is up for renewal in June, 2000.

Risks Associated With Intellectual Property

         Ownership of software from the development of custom software applications in connection with specific client engagements is generally assigned to the client. The Company relies upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom the Company licenses intellectual property. The Company enters into confidentiality agreements with its employees and limits distribution of proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. The Company is subject to the risk of litigation alleging infringement of third-party, intellectual property rights. Any such claims could require the Company to spend significant sums in litigation, pay damages, develop non-infringing intellectual property or acquire licenses to the intellectual property which is the subject of the asserted infringement. In addition, the Company is aware of other users of the term "TACT" and combinations including "A Consulting," which users may be able to restrict the Company's ability to establish or protect its right to use these terms. The Company has in the past been contacted by other users of the term "TACT" alleging rights to the term. However, the Company has completed filings with the U.S. Patent and Trademark Office in order to protect certain marks, including "TACT" and "The A Consulting Team."

Volatility of Stock Price

         The Common Stock may be subject to wide fluctuations in price in response to variations in quarterly results of operations and other factors, including acquisitions, technological innovations and general economic or market conditions. In addition, stock markets have experienced extreme price and volume trading volatility in recent years. This volatility has had a substantial effect on the market price of many technology companies and has often been unrelated to the operating performance of those companies. This volatility may adversely affect the market price of our Common Stock. Additionally, there can be no assurance that an active trading market for the Common Stock will be sustained.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The Company has not entered into the market risk sensitive transactions required to be disclosed under this item.

Item 8.  Financial Statements and Supplementary Data

         See financial statements on pages F-3 through F-14 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The following section sets forth information as to each Director and Executive Officer of TACT, including his age, present principal occupation, other business experience during the last five years, directorships in other publicly-held companies, membership on committees of the Board of Directors and period of service with TACT.

         Shmuel BenTov, 48, is the founder of TACT and has been the Chairman of the Board, Chief Executive Officer and President of the Company since its establishment in 1983. Mr. BenTov received a B.Sc. in Economics and Computer Science in 1979 from the Bar-Ilan University in Israel. From 1979 to 1983, Mr. BenTov was a consultant Database Administrator and then an Account Manager with Spiridellis & Associates. From 1972 to 1979, Mr. BenTov served with the Israeli Defense Forces as a Programmer, Analyst, Project Manager, Database Administrator and Chief Programmer.

         Frank T. Thoelen, 51, has been the Chief Financial Officer and Treasurer-Secretary of the Company since August 1997. Mr. Thoelen is a C.P.A. and received a B.S. in Public Accounting in 1971 from the University at Albany, New York. Prior to joining the Company in June 1997, Mr. Thoelen was President of FTT Consulting Inc., his own consulting firm. From 1971 to 1996, Mr. Thoelen was with Arthur Andersen LLP, an international consulting and business advisory firm. From 1989 to 1996, he was the Division Head for the Business Systems Consulting and Computer Risk Management Business Unit.

         Joseph E. Imholz, 68, has been a director of the Company since August 1997. Mr. Imholz received a B.S. in Management in 1957 from Hofstra University. From 1987 until his retirement in 1995, Mr. Imholz was Vice President and Chief Information Officer of the Property and Casualty Division of Metropolitan Life Insurance Co. ("MetLife").

         Steven S. Mukamal, 60, has been a director of the Company since August 1997. Mr. Mukamal received a B.A. in 1962 from Michigan State University and a J.D./L.L.B. in 1965 from Brooklyn Law School. Since 1965, he has been a member and senior partner of the law firm Barst & Mukamal LLP. Mr. Mukamal specializes in the areas of immigration and nationality law, consular law and real estate and debt restructuring.

         Reuven Battat, 44, has been a director of the Company since August 1997. Mr. Battat recently became President and CEO of ProcureNet Inc. Mr. Battat was the Senior Vice President and General Manager of Global Marketing for Computer Associates International, Inc. and from 1995 through 1999 was responsible for Computer Associates' world-wide marketing activities and long-term planning of product development in new and emerging markets.

Certain Filings

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, officers and greater than ten percent stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based on a review of such timely filed forms received by it and representations by persons that would be required to file such forms, the Company believes that all required filings by current executive officers and directors have been timely filed, except that a Form 4 statement for September 1997 of Shmuel BenTov was filed late. The Form 4 statement of Mr. BenTov reported one transaction.

Item 11.  Executive Compensation.

         The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission on or before April 15, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission on or before April 15, 2000.

Item 13.  Certain Relationships and Related Transactions.

         The Company has a $2,100,000 line of credit with Citibank, N.A. Shmuel BenTov, the Chairman, Chief Executive Officer and President of the Company, is a personal guarantor of the line of credit. The Company had $0 outstanding under this line of credit as of December 31, 1999. The line of credit bears interest at a variable rate based on prime plus 1% (8.50% at December 31, 1999).

         On August 7, 1997, the Company and Mr. BenTov entered into the S Corporation Termination, Tax Allocation and Indemnification Agreement (the "Termination Agreement") providing, among other things, that the Company will be indemnified by Mr. BenTov with respect to any federal, state or local corporate income taxes (plus interest and penalties) as a result of the Company's failure to qualify as an S Corporation with respect to tax returns in which the Company reported its income as an S Corporation. Mr. BenTov's liability under the Termination Agreement will be limited to the aggregate amount of all distributions received by Mr. BenTov from the Company during such S Corporation reporting period, net of taxes paid or payable by Mr. BenTov with respect to such distributions. The Termination Agreement provides that the Company will indemnify Mr. BenTov on an after-tax basis with respect to any federal, state or local income taxes (plus interest and penalties) paid or required to be paid by Mr. BenTov, and Mr. BenTov will pay to the Company any refunds of federal, state or local income taxes (including interest received thereon) received by (or credited to) Mr. BenTov, as a result of a subsequent adjustment in income of the Company with respect to any tax return in which the Company reported its income as an S Corporation. The Termination Agreement provides that Mr. BenTov shall have the option to control the filing of the current year's tax returns and control or participate in audits and certain other matters for any period in which the Company reported its income as an S Corporation.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report at F-1.

(a)(3)  Listing of Exhibits

Exhibit

Number      Description of Exhibits

   1.1 Form of Underwriting Agreement by and among Registrant and the Underwriters, incorporated by reference to Exhibit 1.1 to the Registration Statement on Form SB-2 as previously filed with the Securities and Exchange Commission on August 8, 1997.

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

   23.1     Consent of Ernst & Young LLP.

   27       Financial Data Schedule.

(b)   Reports on Form 8-K filed in the fourth quarter of 1999:
            No reports on Form 8-K were filed in the quarter ended December 31, 1999.

(c)   Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

(d)   Financial Data Schedule - The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                THE A CONSULTING TEAM, INC.

                                                By: /s/ Shmuel BenTov
                                                    -----------------------
                                                        Shmuel BenTov, President
                                                        Chief Executive Officer
                                                        Date: March 29, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                             Title                                      Date
---------------------   --------------------------------------------------    ------------------------
 /s/ Shmuel BenTov      President, Chief Executive Officer and Director           March 29, 2000
--------------------
   Shmuel BenTov        (Principal Executive Officer)

/s/ Frank T Thoelen     Chief Financial Officer and Director                      March 29, 2000
--------------------
  Frank T Thoelen       (Principal Financial and Accounting Officer)

 /s/ Reuven Battat      Director                                                  March 29, 2000
--------------------
   Reuven Battat

 /s/ Joseph Imholz      Director                                                  March 29, 2000
--------------------
   Joseph Imholz

/s/ Steven Mukamal      Director                                                  March 29, 2000
--------------------
  Steven Mukamal

                       FORM 10-K - ITEM 14 (a) (1) and (2)
                           THE A CONSULTING TEAM, INC.

The following consolidated financial statements and financial statement schedule of The A Consulting Team, Inc. are included in Item 8:


Consolidated Balance Sheets at December 31, 1999 and 1998.................................................F-3

Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997................F-4

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997......F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997................F-6

Notes to Consolidated Financial Statements................................................................F-7

The following consolidated financial statement schedule of The A Consulting Team, Inc. is included in Item 14(d): Schedule II - Valuation and Qualifying Accounts............................................S-1

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
The A Consulting Team, Inc.

         We have audited the accompanying consolidated balance sheets of The A Consulting Team, Inc. (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The A Consulting Team, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           ERNST & YOUNG LLP


New York, New York
January 31, 2000

                           THE A CONSULTING TEAM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                        December 31,  December 31,
                                                                            1999           1998
                                                                        -----------    -----------
ASSETS
Current Assets:
     Cash and cash equivalents                                          $ 5,082,519    $13,003,038
     Accounts receivable, less allowance for doubtful accounts
        of $682,424 at December 31, 1999 and $0 at December 31, 1998     11,234,140      8,848,932
     Unbilled receivables                                                   121,545           --
     Prepaid income taxes                                                   564,491        674,500
     Prepaid expenses and other current assets                              164,603        432,377
                                                                        -----------    -----------
        Total current assets                                             17,167,298     22,958,847
Investment at cost                                                          300,000      3,000,000
Property and equipment, at cost, less accumulated
     depreciation and amortization                                        7,086,342      2,702,021
Intangibles, less accumulated amortization of $269,524                    3,749,630           --
Deposits                                                                    279,184        111,263
                                                                        -----------    -----------
        Total assets                                                    $28,582,454    $28,772,131
                                                                        ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Loan payable - bank                                                $   325,000    $      --
     Accounts payable and accrued expenses                                4,613,460      2,876,945
     Deferred revenue                                                        97,536           --
     Deferred income taxes                                                   57,000        682,000
     Current portion of capital lease obligation                            307,950           --
     Current portion of long-term debt                                       14,966         15,126
                                                                        -----------    -----------
        Total current liabilities                                         5,415,912      3,574,071
Capital lease obligation                                                    560,755           --
Long-term debt                                                                 --           14,966
Other long-term liabilities                                                  89,329           --
Commitments
Shareholders' equity:
     Preferred stock, $.01 par value; 2,000,000 shares
        authorized; no shares issued or outstanding                            --             --
     Common stock, $.01 par value; 10,000,000 shares authorized;
        5,485,000 issued and outstanding                                     54,850         54,850
     Additional paid-in capital                                          21,051,758     21,051,758
     Retained earnings                                                    1,409,850      4,076,486
                                                                        -----------    -----------
        Total shareholders' equity                                       22,516,458     25,183,094
                                                                        -----------    -----------
        Total liabilities and shareholders' equity                      $28,582,454    $28,772,131
                                                                        ===========    ===========

                See accompanying notes to financial statements.

                           THE A CONSULTING TEAM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Year Ended December 31,
                                                       1999             1998            1997
                                                   ------------     ------------     ------------
Revenues                                           $ 53,517,328     $ 48,924,603     $ 35,215,911
Cost of revenues                                     35,695,206       32,167,572       23,931,627
                                                   ------------     ------------     ------------
Gross profit                                         17,822,122       16,757,031       11,284,284
Operating expenses:
     Selling, general and administrative             21,025,144       12,469,658        7,950,091
     Equity in net income from joint venture                  -               -           (13,253)
                                                   ------------     ------------     ------------
           Total operating expenses                  21,025,144       12,469,658        7,936,838
                                                   ------------     ------------     ------------
Income (loss) from operations                        (3,203,022)       4,287,373        3,347,446
Interest income                                         656,759          650,404          345,296
Interest expense                                        (92,373)          (3,020)        (147,234)
                                                   ------------     ------------     ------------
Income (loss) before income taxes                    (2,638,636)       4,934,757        3,545,508
     Income taxes                                        28,000        2,150,000        1,022,000
                                                   ------------     ------------     ------------
Net income (loss)                                  $ (2,666,636)    $  2,784,757     $  2,523,508
                                                   ============     ============     ============


Net income (loss) per share - basic and diluted    $      (0.49)    $       0.51
                                                   ============     ============

Unaudited pro forma information:
Historical income from operations                                                    $ 3,347,446
Pro forma adjustment for executive compensation                                          (37,500)
                                                                                    ------------
Pro forma income from operations                                                       3,309,946
Interest (expense) income, net                                                           198,062
                                                                                     ------------
Pro forma income before income taxes                                                   3,508,008
Pro forma provision for income taxes                                                   1,542,000
                                                                                     ------------
Pro forma net income                                                                 $ 1,966,008
                                                                                     ============

Pro forma net income per share basic and dilutive                                         $ 0.45
                                                                                     ============

Weighted average number of common
     shares outstanding                                                                4,409,558
                                                                                     ============

                 See accompanying notes to financial statements.

                           THE A CONSULTING TEAM, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                           Preferred Stock                Common Stock               Paid-In          Retained
                                         Shares          Amount         Shares        Amount         Capital          Earnings
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                      --      $      --      3,550,000      $35,500      $      --        $   775,184
  Issuance of 1,935,000 shares of
     common stock in an initial public
     offering net of offering costs
     of $2,148,892                              --             --      1,935,000       19,350       21,051,758             --
  Distribution                                  --             --           --           --               --         (2,006,963)
  Net income                                    --             --           --           --               --          2,523,508
                                         ---------      ---------      ---------      -------      -----------      -----------
Balance, December 31, 1997                      --             --      5,485,000       54,850       21,051,758        1,291,729
  Net income                                    --             --           --           --               --          2,784,757
                                         ---------      ---------      ---------      -------      -----------      -----------
Balance, December 31, 1998                      --             --      5,485,000       54,850       21,051,758        4,076,486
  Net loss                                      --             --           --           --               --         (2,666,636)
                                         ---------      ---------      ---------      -------      -----------      -----------
Balance, December 31, 1999               $      --      $      --      5,485,000      $54,850      $21,051,758      $ 1,409,850
                                         =========      =========      =========      =======      ===========      ===========
                                                Total
                                             ------------
Balance, December 31, 1996                  $    810,684
  Issuance of 1,935,000 shares of
     common stock in an initial public
     offering net of offering costs
     of $2,148,892                            21,071,108
  Distribution                                (2,006,963)
  Net income                                   2,523,508
                                            ------------
Balance, December 31, 1997                    22,398,337
  Net income                                   2,784,757
                                            ------------
Balance, December 31, 1998                    25,183,094
  Net loss                                    (2,666,636)
                                            ------------
                                            ------------
Balance, December 31, 1999                  $ 22,516,458
                                            ============

                See accompanying notes to financial statements.

                           THE A CONSULTING TEAM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Year Ended December 31,
                                                                  1999               1998               1997
                                                              ------------       ------------       ------------
Cash flows from operating activities:
Net income (loss)                                             $ (2,666,636)      $  2,784,757       $  2,523,508
Adjustments to reconcile net income (loss)  to  net cash
  provided by (used in) operating activities
       Depreciation and amortization                             1,482,935            441,208            141,273
       Deferred income taxes                                      (625,000)           324,000            342,000
       Equity in net income from joint venture                        --                 --              (13,253)
       Provision for doubtful accounts                           1,294,507               --                 --
       Changes in operating assets and liabilities:
           Accounts receivable                                  (3,049,377)        (1,611,027)        (3,074,036)
           Unbilled receivables                                     73,007               --                 --
           Prepaid income taxes                                    110,009           (674,500)              --
           Prepaid expenses and other current assets               297,002           (349,057)            79,230
           Accounts payable and accrued expenses                   508,743            737,394            426,204
           Deferred revenue                                       (112,251)              --                 --
           Income taxes payable                                    (10,829)          (527,376)           519,269
           Other liabilities                                        89,329               --                 --
                                                              ============        ===========       ============
Net cash provided by (used in) operating activities             (2,608,561)         1,125,399            944,195

Cash flows from investing activities:
Purchase of property and equipment                              (3,086,693)        (2,018,833)          (890,346)
Investment at cost                                                (300,000)        (3,000,000)              --
Investment in and advances to T3 Media, Inc.,
   net of  cash acquired                                           (95,591)              --                 --
Deposits                                                           (45,363)           (34,571)           (42,078)
Repayments from joint ventures                                        --                 --               29,705
                                                              ------------       ------------       ------------
Net cash used in investing activities                           (3,527,647)        (5,053,404)          (902,719)

Cash flows from financing activities:
Net proceeds from public offering                                     --                 --           21,071,108
Proceeds from loan payable                                            --                 --            1,215,000
Repayment of loan payable                                       (1,674,820)              --           (2,665,000)
Repayment of loan to shareholder                                      --                 --           (1,045,000)
Distribution of S Corporation earnings to shareholder                 --                 --           (2,006,963)
Repayment of long-term debt                                        (15,126)           (13,967)           (12,896)
Repayment of capital lease obligations                             (94,365)              --                 --
                                                              ------------       ------------       ------------
                                                                                                    ------------
Net cash provided by (used in) financing activities             (1,784,311)           (13,967)        16,556,249
                                                              ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents            (7,920,519)        (3,941,972)        16,597,725
Cash and cash equivalents at beginning of year                  13,003,038         16,945,010            347,285
                                                              ------------       ------------       ------------
Cash and cash equivalents at end of year                      $  5,082,519       $ 13,003,038       $ 16,945,010
                                                              ============       ============       ============

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                     $     92,692       $      3,020       $    211,591
                                                              ============       ============       ============
   Cash paid during the year for income taxes                 $    610,800       $  3,027,876       $    160,731
                                                              ============       ============       ============

Supplemental disclosure of non-cash investing and financing activity:

         Capital  lease obligation                            $    442,429       $       --         $       --
                                                              ============       ============       ============

See accompanying notes to financial statements.

                           THE A CONSULTING TEAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

     Principles of Consolidation

         The consolidated financial statements include the accounts of The A Consulting Team, Inc. and its 51% owned subsidiary, T3 Media, Inc., from its date of acquisition in 1999 (see note 2). All material intercompany accounts and transactions have been eliminated.

     Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Long-Lived Assets

         When impairment indicators are present, the Company reviews the carrying value of its assets in determining the ultimate recoverability of their unamortized values using future undiscounted cash flow analyses expected to be generated by the assets. If such assets are considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds the future discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell.

                          THE A CONSULTING TEAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         The Company evaluates the periods of amortization continually in determining whether later events and circumstances warrant revised estimates of useful lives. If estimates are changed, the unamortized cost will be allocated to the increased or decreased number of remaining periods in the revised lives.

     Revenue and Accounts Receivable

         Consulting and training revenues are recognized as services are provided. Revenue from sales of software licenses is recognized upon delivery of the software to a customer because future obligations associated with such revenue are insignificant.

         Fixed fee contracts are accounted for under the percentage-of-completion method. Any anticipated contract losses are estimated and accrued at the time they become known and estimable.

         The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Provisions for doubtful accounts are recorded when such losses are determined.

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

     Segment Information

         The Company discloses information regarding segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting of financial information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports. The disclosure of segment information was not required as the Company operates in only one business segment.

2.   ACQUISITION

         On October 2, 1998, the Company made an investment in web integrator T3 Media of $3 million, in return for non-voting convertible preferred stock. On June 23, 1999, the Company converted its preferred stock into 30% common stock ownership and increased its ownership interest to approximately 51% by an additional investment in T3 Media's common stock of $370,000. The acquisition of T3 Media was accounted for using the purchase method of accounting. Accordingly, the results of operations of T3 Media are included in the Company's consolidated results of operations from the date of acquisition. The excess of the purchase price over the estimated fair value of the net identifiable assets acquired totaled $4.0 million and has been recorded as intangibles, which are being amortized using the straight-line method over 7 years.

         The following unaudited proforma consolidated results of operations for the years ended December 31, 1999 and 1998 are presented as if the T3 Media acquisition had been made on January 1, 1998:

                          THE A CONSULTING TEAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                         Year Ended December 31,
                                                         1999              1998
                                                     -------------     ------------
Revenues                                             $ 55,353,000       $52,067,000
Net income (loss)                                    $ (5,007,000)      $ 2,056,000
Net income (loss) per share - basic and diluted      $       (.91)      $       .37

         The unaudited proforma consolidated results of operations information is not necessarily indicative of the actual results that would have occurred had the acquisition been consummated on January 1, 1998 or of future operations of the combined companies.

3.   EARNINGS (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 1999 and 1998. See
Note 13 for information regarding the computation of basic and diluted earnings per share for the year ended December 31, 1997.

                                                      Year Ended December 31,
                                                       1999              1998
                                                   -----------       ----------
Numerator:
 Net income (loss)                                 $(2,666,636)      $2,784,757
                                                   -----------       ----------
 Numerator for basic and diluted net
    income (loss) per share                        $(2,666,636)      $2,784,757
                                                   ===========       ==========

Denominator:
  Denominator for basic earnings (loss) per
  share - weighted-average shares                    5,485,000        5,485,000

  Effect of dilutive securities:
  Employee stock options                                  --              3,356
                                                   -----------       ----------
  Denominator for diluted earnings (loss) per
     share - adjusted weighted-average shares        5,485,000        5,488,356
                                                   ===========       ==========

Basic and diluted net income (loss) per share      $     (0.49)      $     0.51
                                                   ===========       ==========

         All options outstanding during 1999 (see Note 12) were not included in the computation of net loss per share because the effect would be antidilutive and options to purchase 416,150 shares of common stock at $7.50 per share that were outstanding during 1998 were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares, and therefore the effect would be antidilutive.

4.   PROPERTY AND EQUIPMENT

         Property and equipment, at cost, consists of the following:

                                  December 31,

                                                       1999            1998
                                                    ----------      ----------
Equipment and leasehold improvements                $6,352,799      $2,388,459
Software                                               924,842         555,160
Furniture and fixtures                               1,608,890         548,850
Automobiles                                             88,970          88,970
                                                    ----------      ----------
     Subtotal                                        8,975,501       3,581,439
Less accumulated depreciation and amortization       1,889,159         879,418
                                                    ----------      ----------
     Total                                          $7,086,342      $2,702,021
                                                    ==========      ==========

                          THE A CONSULTING TEAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.   LOANS PAYABLE AND CREDIT ARRANGEMENT

         The Company has a line of credit of $2,100,000, and no outstanding borrowings at December 31, 1999. The line of credit is guaranteed by the Company's principal shareholder and bears interest at a variable rate based on prime plus 1% (8.50% at December 31, 1999 and 7.75% at December 31, 1998).

         Long-term debt is comprised of an automobile loan and is payable in monthly installments of $1,415 including interest at 8%. The loan matures in 2000.

         At December 31, 1999, T3 Media has a $325,000 note, payable upon demand and renewable every ninety days, at the banks' option. This note is guaranteed by the Company and an officer of T3 Media.

6.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consists of the following:

                                        December 31,
                                  1999               1998
                               ----------         ----------
Accounts payable               $1,974,462         $  535,250
Commissions                          --              209,858
Payroll                         1,196,538          1,181,007
Bonuses                           535,000               --
Other accrued expenses            907,460            950,830
                               ----------         ----------
                               $4,613,460         $2,876,945
                               ==========         ==========

7.   INCOME TAXES

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

         Deferred tax assets and (liabilities) consist of the following:

                                                  December 31,
                                            1999                1998
                                        -----------          ---------
Licensing revenues                      $  (285,000)         $(682,000)
Allowance for doubtful accounts             301,000               --
Depreciation and amortization                81,000               --
Net operating loss                        1,720,000               --
                                        -----------          ---------
                                          1,817,000           (682,000)
Valuation allowance                      (1,874,000)              --
                                        -----------          ---------
                                        $   (57,000)         $(682,000)
                                        ===========          =========

                          THE A CONSULTING TEAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


         At December 31, 1999, T3 Media has net operating loss carryforwards of approximately $3,821,000 expiring in 2019. The full utilization of the losses in the future is dependent upon T3 Media's ability to generate taxable income; accordingly, a valuation allowance of an equal amount has been established. T3 Media had a valuation allowance of approximately $850,000 at the date of acquisition.

         Significant components of the provision for income taxes are as follows:

                                       Year Ended December 31,
                               1999             1998            1997
                            ---------       ----------      ----------
Current:
    Federal                 $ 420,000       $1,178,000      $  338,000
    State and local           233,000          648,000         342,000
                            ---------       ----------      ----------
        Total current         653,000        1,826,000         680,000
                            ---------       ----------      ----------
Deferred:
    Federal                  (398,000)         277,000         302,000
    State and local          (227,000)          47,000          40,000
                            ---------       ----------      ----------
        Total deferred       (625,000)         324,000         342,000
                            ---------       ----------      ----------
Total                       $  28,000       $2,150,000      $1,022,000
                            =========       ==========      ==========

         Effective August 12, 1997, the day before the Company completed its Offering, the Company changed from S Corporation to C Corporation status. Upon the change in status, under the provisions of SFAS 109, the Company recorded an additional deferred income tax liability of $163,000 due to federal and state income taxes being payable on the temporary differences.

         A reconciliation between the federal statutory rate and the effective income tax rate for the years ended December 31, 1999 and 1998 and the unaudited pro forma income tax rate for the year ended December 31, 1997 is as follows:

                                                      1999      1998       1997
                                                      ----      ----       ----
Federal statutory rate                                34.0 %    34.0%      34.0%
State and local taxes net of federal tax benefit       0.2       9.3        9.6
Non-deductible expenses                                6.1       0.5        0.4
Loss of T3 Media for which no benefit was received    28.8      --         --
                                                      ----      ----       ----
    Total                                             1.1 %     43.6%      44.0%
                                                      ====      ====       ====

8.   RETIREMENT PLAN

         The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code for its employees. Participants can make elective contributions subject to certain limitations. Under the plan, the Company can make matching contributions on behalf of all participants. No such contributions were made by the Company in 1999, 1998 and 1997.

9.   JOINT VENTURE

         The Company owned a 50% interest in Vianet, Inc. ("Vianet"), which was located in New York and was engaged in the recruiting of international consultants and software development for resale. Vianet had limited activity during the three months ended March 31, 1997. On March 31, 1997, the Company sold its 50% interest in Vianet to its joint venture partner for a nominal amount. Vianet repaid the $29,705 advance to the Company during March 1997.

10.   CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash balances on deposit with a limited number of financial institutions.

                          THE A CONSULTING TEAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         In 1999, the two largest customers represented 23% and 14% of revenues, in 1998, the three largest customers represented 16%, 15% and 12% of revenues, and in 1997 the largest customer represented 24% of revenues. Besides these customers, no other customer represented greater than 10% of the Company's revenues. Two customers represented approximately 12% and 11% of accounts receivable as of December 31, 1999 and one customer represented approximately 15% of accounts receivable as of December 31, 1998.

11.  LEASES

         T3 Media leases computer equipment under various agreements with original terms of 38 months and accounts for these leases as capital leases. The cost and accumulated depreciation of fixed assets held under capital leases are $1,144,000 and $216,079, respectively, at December 31, 1999.

         The Company leases office space under non-cancelable operating leases. The future minimum payments for all non-cancelable operating and capital leases as of December 31, 1999 are as follows:

                                              Operating Leases         Capital Leases
                                            --------------------    -------------------
      2000                                          $ 1,359,000          $    426,000
      2001                                            1,337,000               399,000
      2002                                            1,343,000               191,000
      2003                                              997,000                43,000
      2004                                              136,000                23,000
                                            --------------------    -------------------
  Total minimum future rental payments              $ 5,172,000          $  1,082,000
                                            ====================

  Less interest at 15.9%                                                      (213,000)
  Less capital lease obligation - current
     portion                                                                  (308,000)
                                                                     -------------------
  Capital lease obligation - long-term                                   $     561,000
                                                                     ===================

         Rent expense for the years ended December 31, 1999, 1998 and 1997 was approximately $991,000, $407,000, and $157,000 respectively.

12. STOCK OPTION PLAN

         The Company adopted a Stock Option Plan (the "Plan") that provides for the grant of stock options that are either "incentive" or "non-qualified" for federal income tax purposes. The Plan provides for the issuance of up to a maximum of 600,000 shares of common stock. On May 27, 1998, the shareholders approved and ratified an increase to the Plan from 600,000 to 900,000 shares of common stock. (subject to adjustment pursuant to customary anti-dilution provisions).

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

                          THE A CONSULTING TEAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         Information with respect to options under the Company's Plan is as follows:

                                              Weighted Average
                                   Number         Exercise
                                 of Shares          Price
                                 ----------      ----------
Granted during 1997                 561,200         $11.65
Forfeitures during 1997             (28,750)         12.00
                                 ----------
Balance - December 31,1997          532,450          11.63
Granted during 1998                 141,000           7.00
Forfeitures during 1998            (116,300)          7.50
                                 ----------
Balance - December 31,1998          557,150           7.38
Granted during 1999                 255,550           4.46
Forfeitures during 1999             (65,163)          7.41
                                 ----------
Balance - December 31, 1999         747,537           6.38
                                 ==========

         Effective October 14, 1998, the Company changed the exercise price of the stock options granted during 1997 (which ranged from $10.25 to $12.00) to $7.50 per share, which was the market price per share on that date.

         At December 31, 1999 and December 31, 1998, 228,613 and 111,537
options, respectively, were exercisable with weighted average exercise prices of $7.43 and $7.50, respectively. At December 31, 1997 no options were exercisable.

         The following table summarizes the status of the stock options outstanding and exercisable at December 31, 1999:

                            Stock Options Outstanding
--------------------------------------------------------------------------------
                                     Weighted-Remaining      Number of Stock
Exercise Prices   Number of Options    Contractual Life    Options Exercisable
--------------------------------------------------------------------------------
    $ 3.875           191,900             9.9 years                     -
    $ 4.875            34,700             9.8 years                     -
    $ 7.00            121,750             9.0 years                30,426
    $ 7.50            384,437             8.3 years               198,187
    $ 8.00             14,750             9.5 years                     -
                  -----------------                       ----------------------
                      747,537                                     228,613
                  =================                       ======================

         At December 31, 1999, the Company had 900,000 shares of Common Stock reserved in connection with the Stock Option Plan.

         In 1997, T3 Media adopted the T3 Media, Inc. 1997 Stock Option Plan (the "1997 Plan") which provides for the granting of options to purchase up to 400,000 shares of T3 Media common stock.

         During 1999, T3 Media granted 185,000 options with a weighted average exercise price of $1.00, had 9,800 options exercised with a weighted average exercise price of $1.00 and had forfeitures of 118,384 with a weighted average exercise price of $1.44. At December 31, 1999, there were 437,906 options outstanding with exercise prices ranging from $1.00 to $1.58. At December 31, 1999, there were 119,516 options exercisable with a weighted average exercise price of $1.46. The weighted average contractual life remaining was 8.9 years and the weighted average exercise price was $1.30.

         The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation costs for the Company's and T3 Media's stock option plans been determined based on the fair value as of the grant date for awards in 1999, 1998 and 1997 consistent with the provision of SFAS 123, the Company's net income (loss) and net income (loss) per share (see Note 13) would have been reduced to the pro forma amounts as indicated below:

                          THE A CONSULTING TEAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                                      1999              1998            1997
                                                                      ----              ----            ----
      Pro forma net income (loss)............................    $  (3,328,000)    $   2,346,000    $   2,392,000
      Pro forma net income (loss) per share-basic and diluted    $        (.61)    $        0.43    $        0.42

      The fair value of options at the date of grant was estimated using the Black-Scholes model with the following assumptions:

                                      1999          1998          1997
                                      ----          ----          ----
      Expected life  (years).....     4.0           4.0           4.0
      Risk free interest rate....     5.84%         6.0%          5.67%
      Expected volatility .......     0.80          0.84          0.70
      Expected dividend yield....     0.0           0.0           0.0

         The weighted average fair value of options granted by the Company was $4.40 in 1999, $4.50 in 1998 and $6.68 in 1997. The weighted average remaining contractual life of options outstanding at December 31, 1999 is 4.0 years.

         The fair value of T3 Media options at the date of grant was estimated using the Black-Scholes model with the following assumptions: an expected life of five years, a risk free interest rate of 6.07%, an expected volatility of 0% and a dividend yield of 0%. The weighted average fair value of options granted during the year ended December 31, 1999 was $0.26.

13.  PRO FORMA ADJUSTMENTS (UNAUDITED)

         Pro Forma Net Income

         Pro forma net income for the year ended December 31, 1997 includes an adjustment for executive compensation to reflect the terms of new contracts with the Chief Executive Officer and Chief Financial Officer in connection with the Offering. In addition, it also includes an adjustment to provide for income taxes as if the Company had been a C corporation for all years presented.

         Pro Forma Net Income Per Share

         Pro forma net income per share, basic and diluted, for the year ended December 31, 1997 was computed by dividing pro forma net income by the weighted average number of common shares outstanding plus the estimated number of shares assumed to be sold by the Company to pay the S Corporation distribution to the shareholder, for the period prior to the Offering. The impact of including outstanding stock options was anti-dilutive.

14.  FOURTH QUARTER RESULTS

         During the fourth quarter 1999, the Company wrote off approximately $615,000 of accounts receivable from software sales and the allowance for doubtful accounts was increased by approximately $565,000.

                           THE A CONSULTING TEAM, INC.

                 Schedule II - Valuation and Qualifying Accounts

         Col. A                     Col. B                Col. C                Col. D             Col. E
---------------------------------------------------------------------------------------------------------------------------
                                                        Additions
                                               -----------------------------
                                                   (1)              (2)
                                               -----------------------------
                                   Balance at   Charged to      Charged to
                                  Beginning of  Costs and     Other Accounts-  Deductions -     Balance at End
       Description                  Period      Expenses         Describe       Describe          of Period
----------------------------------------------------------------------------------------------------------------------------
Reserves and allowances deducted
  from asset accounts:

For the year ended December 31,
  1999:
  Allowance for doubtful accounts      $--       $1,294,507         $--            $(610,083)(a)      $684,424

For the year ended December 31,
  1998:
  Allowance for doubtful accounts      $--        $--               $--            $--                $ --

For the year ended December 31,
  1997:
  Allowance for doubtful accounts      $--        $--               $--            $--                $ --


(a) Uncollectable accounts written off of $615,456, offset by $5,373 allowance for doubtful accounts as of acquisition date from business combination.