Form 10-Q
period 2000-03-31
A CONSULTING TEAM INC
filed 2000-05-16
CIK 1040792

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2000

                                       OR

          /_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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


                 As of May 10, 2000, there were 5,612,142 shares of Common Stock, with $.01 par value per share, outstanding.

                           THE A CONSULTING TEAM, INC.

                                      INDEX

                                                                     Page Number

Part I.    Financial Information

           Item 1.  Condensed Consolidated Financial Statements   (unaudited)  2

                    Condensed Consolidated Balance Sheets                      2
                    as of March 31, 2000 and December 31, 1999

                    Condensed Consolidated Statements of Operations            3
                    for the three months ended March 31, 2000 and 1999

                    Condensed Consolidated Statements of Cash Flows            4
                    for the three months ended March 31, 2000 and 1999

                    Notes to Condensed Consolidated Financial Statements       5

           Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results of Operation            7

           Item 3.  Quantitative and Qualitative Disclosure of Market Risk    12

Part II.Other Information

           Item 1.  Legal Proceedings                                         12

           Item 2.  Changes in Securities and Use of Proceeds                 12

           Item 3.  Defaults upon Senior Securities                           12

           Item 4.  Submission of Matters to a Vote of Security Holders       12

           Item 5.  Other Information                                         12

           Item 6.  Exhibits and Reports on Form 8-K                          12

Signatures                                                                    12

Exhibit 27 Financial Data Schedule                                            14

Part I. Financial Information

Item 1. Consolidated Financial Statements

                           THE A CONSULTING TEAM, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       March 31,           December 31,
                                                                                         2000                  1999
                                                                                   ------------------   -------------------
                                                                                      (unaudited)
ASSETS

Current Assets:
     Cash and cash equivalents                                                           $ 2,561,820           $ 5,082,519
     Accounts receivable                                                                  12,851,318            11,234,140
     Unbilled receivables                                                                  1,158,533               121,545
     Notes receivable                                                                        203,638                     -
     Prepaid or refundable income taxes                                                    1,640,357               564,491
     Prepaid expenses and other current assets                                               251,440               164,603
        Total current assets                                                              18,667,106            17,167,298
Investment at cost                                                                           300,000               300,000
Property and equipment, at cost, less accumulated
     depreciation and amortization                                                         7,283,773             7,086,342
Intangibles (net)                                                                          3,606,089             3,749,630
Deposits                                                                                     275,208               279,184
                                                                                   ------------------   -------------------
        Total assets                                                                    $ 30,132,176          $ 28,582,454
                                                                                   ==================   ===================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Loan payable - bank                                                                 $ 1,825,000             $ 325,000
     Accounts payable and accrued expenses                                                 5,221,445             4,670,460
     Deferred revenue                                                                        163,442                97,536
     Capital lease obligation                                                                296,855               307,950
     Current portion of long-term debt                                                        10,992                14,966
                                                                                   ------------------   -------------------
        Total current liabilities                                                          7,517,734             5,415,912
Capital lease obligation                                                                     576,605               560,755
Other long-term liabilities                                                                   82,531                89,329
Commitments
Shareholders' equity:
     Preferred stock, $.01 par value; 2,000,000 shares
        authorized; no shares issued or outstanding                                                -                     -
     Common stock, $.01 par value; 10,000,000 shares authorized;
        5,612,142 (2000) and 5,485,000 (1999) issued and outstanding                          56,120                54,850
     Additional paid-in capital                                                           21,940,488            21,051,758
     Retained earnings                                                                       (41,302)            1,409,850
                                                                                   ------------------   -------------------
        Total shareholders' equity                                                        21,955,306            22,516,458
                                                                                   ------------------   -------------------
        Total liabilities and shareholders' equity                                      $ 30,132,176          $ 28,582,454
                                                                                   ==================   ===================

See accompanying notes to financial statements.

                           THE A CONSULTING TEAM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Three Months Ended
                                                                  March 31,
                                                   --------------------------------------
                                                         2000                1999
                                                   ------------------  ------------------
                                                      (unaudited)         (unaudited)

Revenues                                                $ 13,150,662        $ 12,552,329
Cost of revenues                                           9,231,100           8,212,589
                                                   ------------------  ------------------
Gross profit                                               3,919,562           4,339,740
Operating expenses:
     Selling, general & administrative                     6,452,333           3,427,116
                                                   ------------------  ------------------
           Total operating expenses                        6,452,333           3,427,116
                                                   ------------------  ------------------
Income (loss) from operations                             (2,532,771)            912,624
Interest income,net                                            6,619             203,864
                                                   ------------------  ------------------
Income (loss) before income taxes                         (2,526,152)          1,116,488
     Income taxes                                         (1,075,000)            481,000
                                                   ------------------  ------------------
Net income (loss)                                       $ (1,451,152)       $    635,488
                                                   ==================  ==================

Net income (loss) per share - basic and dilutive        $      (0.26)       $       0.12
                                                   ==================  ==================


See accompanying notes to financial statements.

                           THE A CONSULTING TEAM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Three Months Ended March 31,
                                                              ---------------------------------------
                                                                     2000                 1999
                                                              ------------------   ------------------
                                                                  (unaudited)          (unaudited)
Cash flows from operating activities:

Net income (loss)                                              $     (1,451,152)    $        635,488
Adjustments to reconcile net income (loss)  to  net cash
  used in operating activities
       Depreciation and amortization                                    569,828              177,482
       Deferred income taxes                                                  -             (194,000)
       Changes in operating assets and liabilities:
           Accounts receivable                                       (1,617,178)          (2,335,862)
           Unbilled receivables                                      (1,036,988)                   -
           Prepaid or refundable income taxes                        (1,075,866)             670,203
           Prepaid expenses and other current assets                    (86,837)              20,871
           Accounts payable and accrued expenses                        550,985              893,465
           Deferred revenue                                              65,906                    -
           Other liabilities                                             (6,798)                   -
                                                              ------------------   ------------------
Net cash used in operating activities                                (4,088,100)            (132,353)

Cash flows from investing activities:
Purchase of property and equipment                                     (623,718)          (1,023,031)
Investments and advances                                               (203,638)                   -
Deposits                                                                  3,976              (18,163)
                                                              ------------------   ------------------
Net cash used in investing activities                                  (823,380)          (1,041,194)

Cash flows from financing activities:
Proceeds from sale of common stock                                      890,000                    -
Proceeds from loan payable                                            1,500,000                    -
Repayment of long-term debt                                              (3,974)              (3,669)
Net change in capital lease obligation                                    4,755                    -
                                                              ------------------   ------------------
Net cash provided by (used in) financing activities                   2,390,781               (3,669)
                                                              ------------------   ------------------

Net increase (decrease) in cash and cash equivalents                 (2,520,699)          (1,177,216)
Cash and cash equivalents at beginning of period                      5,082,519           13,003,038
                                                              ------------------   ------------------
Cash and cash equivalents at end of period                       $    2,561,820     $     11,825,822
                                                              ==================   ==================

Supplemental disclosure of cash flow information:
           Cash paid during the period for interest              $        3,333     $            577
                                                              ==================   ==================
           Cash paid during the year for income taxes          $              -     $          4,797
                                                              ==================   ==================

Supplemental disclosure of non-cash investing and financing activity:

             Capital  lease obligation                         $          4,755     $              -
                                                              ==================   ==================

See accompanying notes to financial statements.

                           THE A CONSULTING TEAM, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1)    GENERAL:

      These financial statements should be read in conjunction with The A Consulting Team, Inc. (the "Company") Form 10-K for the year ended December 31, 1999 filed with the SEC, and the accompanying financial statements and related notes thereto. The accounting policies used in preparing these financial statements are the same as those described in the Company's Form 10-K for the year ended December 31, 1999.

2)    INTERIM FINANCIAL STATEMENTS:

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 2000, the consolidated results of operations for the three months ended March 31, 2000 and 1999, and cash flows for the three months ended March 31, 2000 and 1999, respectively.

      The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Form 10-K filed by the Company for the year ended December 31, 1999.

      The consolidated results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

3)    INCOME PER SHARE:

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"), which was required to be adopted on December 31, 1997. Under the new requirements for calculating primary (basic) earnings per share, the dilutive effect of stock options is excluded.

      Options outstanding during the three months ended March 31, 2000 were not included in the computation of diluted net loss per share because the effect would be antidilutive.


      Options to purchase 407,324 shares of common stock at $7.50 per share for the three months ended March 31, 1999, were outstanding, but were not included in the computation of diluted earnings per share, because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2000 and 1999.

                                                              Three Months Ended
                                                                  March 31,
                                                      --------------------------------
                                                           2000              1999
                                                      ---------------  ---------------
Numerator:
 Net income (loss)                                      $ (1,451,152)       $ 635,488
                                                      ---------------  ---------------
 Numerator for basic and diluted  earnings per share    $ (1,451,152)       $ 635,488
                                                      ===============  ===============

Denominator:
  Denominator for basic earnings per
  share - weighted-average shares                          5,500,401        5,485,000

  Effect of dilutive securities:
  Employee stock options                                           -            5,349
                                                      ---------------  ---------------
  Denominator for diluted earnings per
  share - adjusted weighted-average shares                 5,500,401        5,490,349
                                                      ===============  ===============
Basic and Diluted earnings per share                         $ (0.26)          $ 0.12
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

5)    CONCENTRATION OF CREDIT RISK:

      Sales to two customers represented approximately 24% of the Company's revenue for the three months ended March 31, 2000. Sales to two customers for the same period in 1999 represented approximately 46% of the Company's revenue.

6)    ACQUISITION:

      On October 2, 1998, the Company made an investment in web integrator T3 Media, Inc. ("T3 Media") of $3 million, in return for non-voting convertible preferred stock. On June 23, 1999, the Company increased its ownership interest in T3 Media to approximately 51% by an additional investment in T3 Media's common stock of $370,000 and conversion of the preferred stock to common stock. The acquisition of T3 Media was accounted for using the purchase method of accounting. Accordingly, the results of operations of T3 Media are included in the Company's consolidated results of operations from the date of acquisition. The excess of the purchase price over the preliminarily estimate of fair value of the net identifiable assets acquired totaled $4.0 million and has been recorded as intangibles.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of significant factors affecting the Company's operating results and liquidity and capital resources should be read in conjunction with the accompanying financial statements and related notes.

Overview

      Since 1983, TACT has provided IT services and solutions to Fortune 1000 and other large organizations. In 1997, TACT became a public company (Nasdaq:
TACX). Headquartered in New York, the TACT growth strategy includes opening Solution Branches (sm) in strategic locations throughout the United States. Currently, there are Solution Branches in New York, Clark, NJ, Stamford, CT, Chicago, and Atlanta. TACT's presence in major metropolitan business centers allows the use of regional resources, ensures face-to-face relationships and accountability with clients, and keeps a finger on the pulse of local market needs. Proven performance and public presence gives clients the confidence to rely on TACT as a trusted long-term business partner.

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

      The Company's revenue growth has been driven by three primary factors: increasing the number of consultants on billing, managing the business to attain higher average billing rates through the delivery of higher value-added services to the Company's clients, and carefully managing consultant utilization rates. The Company also has been successful in expanding existing client relationships as well as establishing new client relationships. Such relationships are established and maintained through the Company's local Solution Branch (sm) offices.

      Considering the Company's limited experience with opening Solution Branches, the Company cannot predict when Solution Branches will contribute to the Company's net income. To date, new branches are taking between 12-24 months before showing a break-even operation. The Company incurs costs regardless of when break-even occurs.


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

      In 1999, the Company made a minority investment in LightPC. In addition to services that can be provided to business customers, LightPC is a pioneer in the field of consumer-oriented ASP's. The company is a privately held company based in New York, NY, with its development team located in New York and Israel, and it will provide to the Internet consumer market on-line access to computer applications and software. LightPC's strategy expands the services previously provided by the ASP industry, which traditionally were confined to the hosting of business applications. LightPC will serve the growing demand of Internet users for access to consumer applications such as word processing, business suites, tax preparation applications and others and will enable consumers and businesses to make use of programs while they are connected to the World Wide Web through LightPC. However, while LightPC has executed while they are connected to the World Wide Web through LightPC. However, while LightPC has executed a number of business development agreements with a number of prominent technology companies, LightPC is in the preliminary start-up stage of its existence, and there is no guarantee that the Company's investment in this enterprise will provide any returns to the Company at any time, or if at all.

Impact of Year 2000 in the First Quarter of 2000

In prior years, TACT discussed the nature of its plans related to Year 2000 compliance. As result of those planning efforts, TACT experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the year 2000 date change. TACT will continue to monitor the situation throughout the year to ensure that any latent year 2000 issues are addressed properly.
Results of Operations

      The following tables set forth the percentage of revenues of certain items included in the Company's Statements of Operations:

                                                          Three Months Ended
                                                               March 31,
                                                       -----------------------
                                                         2000          1999
                                                       --------      ---------

REVENUES                                                 100.0  %      100.0  %
Cost of revenues                                          70.2          65.4
                                                       --------      ---------
Gross profit                                              29.8          34.6
Operating expenses:

    Selling, general and administrative expenses          49.1          27.3
                                                       --------      ---------
Income (loss) from operations                            (19.3)          7.3
                                                       --------      ---------
Net income (loss)                                        (11.0)          5.1
                                                       ========      =========



     Comparison of the Three Months Ended March 31, 2000 to the Three Months
                              Ended March 31, 1999


      Revenues. Revenues of the Company increased by $598,000, or 4.8%, from $12.6 million for the three months ended March 31, 1999 ("1999") to $13.2 million for the three months ended March 31, 2000 ("2000"). This increase largely resulted from increased e-Services revenues and a greater number of consultants, offset by lower utilization rates and a slight decrease in the average billing rate.

      Gross Profit. Gross profit for the first quarter decreased 9.7 % from $4.3 million in 1999 to $3.9 million in 2000. As a percentage of total revenues, gross profit was 29.8% versus 34.6% for the three months ended March 31, 2000 and 1999, respectively. Gross margin was adversely affected by the shift away from higher margin software business and a different mix of consulting projects.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.0 million, or 88.3%, from $3.4 million for the three months ended March 31, 1999 to $6.5 million for the same period in 2000. Expressed as a percentage of total revenues, selling, general and administrative expenses increased, representing 49.1% of total three months ended March 31, 2000 revenues as compared to 27.1% of total revenues for the same period in 1999. The inclusion of T3 Media adds about 2 percentage points ($1.4 million) to the amount from last year. The increase related to the TACT operations is attributable to increased salary expense associated with e-Services personnel ($0.2 million), expenses associated with the start-up of the incubator ($0.2 million), expenses associated with internally incubated products ($0.5 million), increased salary expense for marketing and sales functions ($0.3 million), increased occupancy costs, including the amortization of furniture, equipment and leaseholds ($0.5 million), and the amortization of goodwill associated with acquisitions ($0.1 million). These expenses are reflective of transitioning to being an end-to-end e-Services provider, broadening its customer base, and increasing its geographic presence.

      Net Income (loss). As a result of the above factors, the Company had a net loss of $1.5 million in 2000 compared to net income of $636,000 in 1999.

Liquidity and Capital Resources

      Before the Company's initial public offering, its operations and geographic expansion were funded by cash flow generated from operations, borrowings under the Company's credit line and borrowings from the principal shareholder. The Company sold 1,935,000 shares of Common Stock in the Company's initial public offering, generating net proceeds to the Company of approximately $21.1 million. The uses of these funds were as follows: a distribution of $2.0 million (the "Distribution") was paid to the sole shareholder of the Company prior to the initial public offering, $1.9 million was paid to Citibank, N.A. to repay its line of credit, and $17.2 million was made available to fund current operations.

      The Company has a line of credit of $2.1 million, with $1.5 million outstanding at March 31, 2000. The Company's principal shareholder guarantees the line of credit. The line of credit bears interest at a variable rate based on prime plus 1%. The rate was 10.0% at March 31, 2000. The Company's subsidiary, T3 Media, has entered into a series of capital lease obligations to finance its expansion plans, covering leasehold improvements, furniture and computer-related equipment. The amount outstanding under such leases was $873,000 at March 31, 2000.

      The Company's cash balances were $2.6 million at March 31, 2000, and $5.1 million at December 31, 1999. Net cash used in operating activities in 2000 was $4.1 and $132,000 in 1999. In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term commercial paper with a credit rating no lower than A1, P1.

      The Company's accounts receivable, less allowance for doubtful accounts, at March 31, 2000 and December 31, 1999 were $12.9 million and $11.2 million respectively, representing 89 and 84 days of sales outstanding, respectively. The Company does not anticipate any difficulty in collecting amounts due.

      For the three months ended March 31, 2000, the Company had revenues from two customers which represented 24% of revenues. For the same period in 1999, the Company had revenues from two customers, which represented 46% of revenues. Besides these customers, no other customer represented greater than 10% of the Company's revenues.

      Net cash used in investing activities was approximately $823,000 and $1.0 million for the three months ended March 31, 2000 and 1999, respectively. In each of these periods, this primarily represented additions to property and equipment, as the Company continued to enhance its computing network and infrastructure, and a short-term loan to an affiliated company in 2000.

      Net cash provided by financing activities includes $1.5 million borrowing on its credit line and the purchase of 127,142 shares of common stock by a group of investors totaling $890,000 at March 31, 2000. This investment is part of an agreement to purchase 392,855 shares of common stock at a purchase price of $7.00 per share by April 22, 2000 ("first closing date"). The remaining 265,713 shares of common stock were purchased by the first closing date, with the Company receiving an additional $1.9 million. The purchasers also received a 60-day option to purchase up to an additional 607,143 shares at $7.00 per share and a two-year option to purchase up to 1,000,000 shares at $13.00 per share.

      In management's opinion, cash flows from operations and borrowing capacity combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations and expansion plans.

Growth of E-Commerce Business

      Revenues derived from the Company's end-to-end e-Services solutions totaled to $5.2 million in the first quarter of 2000, compared to $3.2 million in the fourth quarter of last year.

Impact of Year 2000 in the First Quarter of 2000

      We saw a slowdown of IT spending in the last half of 1999, particularly in the fourth quarter. As we expected this slowdown has extended into the first quarter of 2000. We further expect to see an increase in IT spending as the year 2000 progresses.

Recent Announcement of Proposed Formation of an Incubator

      On March 29, 2000, the Company announced the proposed formation of an incubator accelerating the development of promising foreign technology startups focused on the B2B and broadband market. Initially, the incubator is targeting technology startups based in Israel. TACT's visibility in the Israeli startup community is enhanced by its recent Israeli investors and by its management team. The incubator will provide its incubated companies capital and facilities in addition to web services, access to clients, people and strategic alliances.

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

          None.

Item 6.   Exhibits and Reports on Form 8-K

Exhibits

27 Financial Data Schedule: Information Provided Pursuant to Article 5 of Regulation S-X

Reports on Form 8-K

A report on Form 8-K was filed under Item 5 during the quarter for which this report on 10-Q is filed. The Form 8-K was filed with the SEC on March 23, 2000 and reported the investment on March 20, 2000. A group of investors, which included Dr. Yossi Vardi, DS Polaris on behalf of certain funds, SFK Group and Arison Group, purchased an aggregate 392,857 shares of Common Stock at $7.00 per share for a total of $2.75 million payable pursuant to a 30-day promissory obligation. The closing price of TACT's Common Stock on March 17, 2000 was $5.1875 per share. The purchasers also received a 60-day option to purchase up to an additional 607,143 shares at $7.00 per share and a two-year option to purchase up to 1,000,000 shares at $13.00 per share, which was not exercised. The report of Form 8-K is incorporated by reference.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           THE A CONSULTING TEAM, INC.

May 16, 2000             By:  /s/ Shmuel BenTov
-------------               -------------------------------------
Date                         Shmuel BenTov, President
                             and Chief Executive Officer

May 16, 2000             By:  /s/ Frank T Thoelen
-------------               -------------------------------------
Date                         Frank T Thoelen, Secretary-Treasurer
                             and Chief Financial Officer