Form 10-Q/A
period 2000-03-31
A CONSULTING TEAM INC
filed 2000-05-22
CIK 1040792

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------


                                   FORM 10-Q/A


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

                           THE A CONSULTING TEAM, INC.

                                      INDEX


                                                                     Page Number

Part I.    Financial Information

           Item 1.  Condensed Consolidated Financial Statements (unaudited)    2

                    Condensed Consolidated Balance Sheets                      2
                    as of March 31, 2000 and December 31, 1999

                    Condensed Consolidated Statements of Operations            3
                    for the three months ended March 31, 2000 and 1999

                    Condensed Consolidated Statements of Cash Flows            4
                    for the three months ended March 31, 2000 and 1999

                    Notes to Condensed Consolidated Financial Statements       5

           Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results of Operation            7

           Item 3.  Quantitative and Qualitative Disclosure of Market Risk    12

Part II.Other Information

           Item 1.  Legal Proceedings                                         12

           Item 2.  Changes in Securities and Use of Proceeds                 12

           Item 3.  Defaults upon Senior Securities                           13

           Item 4.  Submission of Matters to a Vote of Security Holders       13

           Item 5.  Other Information                                         13

           Item 6.  Exhibits and Reports on Form 8-K                          13

Signatures                                                                    14

Exhibit 27 Financial Data Schedule                                            15

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

Impact of Year 2000 in the First Quarter of 2000


In prior periods, TACT discussed the nature of its plans related to Year 2000 compliance. As result of those planning efforts, TACT experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the year 2000 date change. TACT will continue to monitor the situation throughout the year to ensure that any latent year 2000 issues are addressed properly.


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

         There were no Changes in Securities.

Use of Proceeds From Registered Securities

         The effective date of the Company's registration statement on Form SB-2 was August 8, 1997. The Commission file number is 333-29233. Between the effective date and March 31, 2000, the expenses incurred in connection with the issuance and distribution of the securities registered were as follows:



                                 As Previously Reported on
                                         Form 10-K               Additional Expenses        Expenses Incurred to
Direct or Indirect Payments to     for the Period Ending           Incurred Through              Date as of
            Others:                  December 31, 1998              March 31, 2000             March 31, 2000
-------------------------------- ---------------------------    -----------------------    ------------------------
-------------------------------- ---------------------------    -----------------------    ------------------------
Underwriting discounts and
    commissions                                  $1,512,000              $ -                            $1,512,000
Other expenses                                      518,300               -                                518,300
                                 --------------------------     ----------------------     -----------------------
                                 --------------------------     ----------------------     -----------------------
Total Expenses                                    2,030,300               -                              2,030,300
                                 --------------------------     ----------------------     -----------------------
                                 --------------------------     ----------------------     -----------------------
Net offering proceeds after
    total expenses                              $21,071,000              $ -                           $21,071,000
                                 ==========================     ======================     =======================



         Between the effective date and March 31, 2000, net offering proceeds of $16,032,000 were used for the following purposes:


                                 As Previously Reported on
                                  Form 10-K for the Period                                   Use of Proceeds
  Direct or Indirect                       Ending                    Changes in                  Through
    Payments Others:                  December 31, 1999             Use of Proceeds            March 31, 2000
-------------------------------- ---------------------------    ----------------------    ----------------------
-------------------------------- ---------------------------    ----------------------    ----------------------
Repayment of loans to
    shareholder                                 $ 1,045,000              $ -                        $ 1,045,000
Distribution of S
    Corporation earnings to
    shareholder                                   2,007,000               -                           2,007,000
Repayment of debt                                 1,940,000               -                           1,940,000
Working capital and
    general corporate
    purposes                                      11,040,000              -                         15,290,000
                                 ---------------------------    ---------------------     ---------------------
                                 ---------------------------    ---------------------     ---------------------
Total use of proceeds                          $  16,032,000             $ -                        $20,282,000
                                 ===========================    =====================     =====================



         The use of proceeds does not represent a material change in the use of proceeds described in the prospectus filed with the SEC on August 8, 1997. There have been no other changes to the information provided by the Company on Form SR for the period ended April 30, 1997, on Form 10-Q for the period ended September 30, 1997, on Form 10-K for the period ended December 31, 1997, on Form 10-Q for the periods ended March 31, 1998, June 30, 1998, and September 30, 1998, on Form 10-K for the period ended December 31, 1998, on Form 10-Q for the periods ended March 31, 1999, June 30, 1999, and September 30, 1999, and on Form 10-K for the period ended December 31, 1999.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1 Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form SB-2 as previously filed with the Commission on August 6, 1997.

3.3 Amended and Restated By-Laws of the Registrant, incorporated by reference to Exhibit 3.3 to the Registration Statement on Form SB-2 as previously filed with the Commission on August 6, 1997.

27 Financial Data Schedule: Information Provided Pursuant to Article 5 of Regulation S-X.

(b)  Reports on Form 8-K

A report on Form 8-K was filed under Item 5 during the quarter for which this report on 10-Q is filed. The Form 8-K was filed with the SEC on March 23, 2000 and reported the investment on March 20, 2000. A group of investors, which included Dr. Yossi Vardi, DS Polaris on behalf of certain funds, SFK Group and Arison Group, purchased an aggregate 392,857 shares of Common Stock at $7.00 per share for a total of $2.75 million payable pursuant to a 30-day promissory obligation. The closing price of TACT's Common Stock on March 17, 2000 was $5.1875 per share. The purchasers also received a 60-day option to purchase up to an additional 607,143 shares at $7.00 per share and a two-year option to purchase up to 1,000,000 shares at $13.00 per share, which was not exercised. The report on Form 8-K is incorporated by reference.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           THE A CONSULTING TEAM, INC.

May 22, 2000             By:  /s/ Shmuel BenTov
-------------               -------------------------------------
Date                         Shmuel BenTov, President
                             and Chief Executive Officer

May 22, 2000             By:  /s/ Frank T Thoelen
-------------               -------------------------------------
Date                         Frank T Thoelen, Secretary-Treasurer
                             and Chief Financial Officer