Form 10-Q
period 2000-06-30
A CONSULTING TEAM INC
filed 2000-08-14
CIK 1040792

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2000

                                       OR

          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                 (212) 979-8228
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                        ---      ---

               As of August 10, 2000, there were 6,609,997 shares of Common Stock, with $.01 par value per share, outstanding.

                           THE A CONSULTING TEAM, INC.

                                      INDEX

                                                                                            Page Number
                                                                                            -----------

Part I.  Financial Information

         Item 1.  Condensed Consolidated Financial Statements   (unaudited)

                  Condensed Consolidated Balance Sheets as of June 30, 2000 and
                  December 31, 1999                                                             2

                  Condensed Consolidated Statements of Operations for the three months
                  and six months ended June 30, 2000 and 1999                                   3

                  Condensed Consolidated Statements of Cash Flows for the
                  six months ended June 30, 2000 and 1999                                       4

                  Notes to Condensed Consolidated Financial Statements                        5-6

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operation                            7-15

         Item 3.  Quantitative and Qualitative Disclosure of Market Risk                       16

Part II. Other Information

         Item 1.  Legal Proceedings                                                            16

         Item 2.  Changes in Securities and Use of Proceeds                                    16

         Item 3.  Defaults upon Senior Securities                                              16

         Item 4.  Submission of Matters to a Vote of Security Holders                          16

         Item 5.  Other Information                                                            16

         Item 6.  Exhibits and Reports on Form 8-K                                             16

Signatures                                                                                     17

Exhibit 27        Financial Data Schedule                                                      18

Part I. Financial Information

Item 1. Consolidated Financial Statements

                           THE A CONSULTING TEAM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  June 30          December 31,
                                                                                   2000                1999
                                                                                 ----------        -----------
                                                                                (unaudited)
 ASSETS

 Current Assets:

    Cash and cash equivalents                                                     $ 5,731,271        $ 5,082,519
    Accounts receivable                                                            13,580,673         11,234,140
    Unbilled receivables                                                              602,167            121,545
    Notes receivable                                                                  203,638                  -
    Prepaid or refundable income taxes                                              2,670,357            564,491
    Prepaid expenses and other current assets                                         411,670            164,603
                                                                                  -----------        -----------
       Total current assets                                                        23,199,776         17,167,298
 Investment at cost                                                                   637,000            300,000
 Property and equipment, at cost, less accumulated
    depreciation and amortization                                                   7,169,018          7,086,342
 Intangibles (net)                                                                  3,462,548          3,749,630
 Deposits                                                                             283,175            279,184
                                                                                  -----------        -----------
       Total assets                                                               $34,751,517        $28,582,454
                                                                                  ===========        ===========
 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities:

    Loan payable - bank                                                           $ 1,292,000        $   325,000
    Accounts payable and accrued expenses                                           5,182,769          4,670,460
    Deferred revenue                                                                  156,547             97,536
    Capital lease obligation                                                          191,474            307,950
    Current portion of long-term debt                                                   5,569             14,966
                                                                                  -----------        -----------
       Total current liabilities                                                    6,828,359          5,415,912
 Capital lease obligation                                                             576,605            560,755
 Other long-term liabilities                                                           75,734             89,329
 Commitments

 Shareholders' equity:

    Preferred stock, $.O1 par value; 2,000,000 shares
       authorized; no shares issued or outstanding                                                             -
    Common stock, $.O1 par value; 10,000,000 shares authorized;
       6,609,997 (2000) and 5,485,000 (1999) issued and outstanding                    66,100             54,850
    Additional paid-in capital                                                     29,040,508         21,051,758
    Retained earnings (accumulated deficit)                                        (1,835,789)         1,409,850
                                                                                  -----------        -----------
       Total shareholders' equity                                                  27,270,819         22,516,458
                                                                                  -----------        -----------
       Total liabilities and shareholders' equity                                 $34,751,517        $28,582,454
                                                                                  ===========        ===========

See accompanying notes to financial statements.

                           THE A CONSULTING TEAM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Six Months Ended                         Three Months Ended
                                                      June 30                                   June 30
                                          -------------------------------------     ------------------------------
                                              2000                 1999                   2000             1999
                                           (unaudited)          (unaudited)           (unaudited)       (unaudited)
                                           -----------          -----------           -----------       -----------
Revenues                                    $ 28,177,422    $     27,085,451        $    15,026,760    $14,532,822
Cost of revenues                              19,273,280          17,343,690             10,042,180      9,131,101
                                            ------------    ----------------        ---------------    -----------
Gross profit                                   8,904,142           9,741,761              4,984,580      5,401,721
Operating expenses:
    Selling, general & administrative         14,176,832           7,509,338              7,724,499      4,082,222
                                            ------------    ----------------        ---------------    -----------
Income (loss) from operations                 (5,272,690)          2,232,423             (2,739,919)     1,319,499
Interest income (expense), net                   (44,677)            430,119                (51,296)       226,255
                                            ------------    ----------------        ---------------    -----------
Income (loss) before income taxes             (5,317,367)          2,662,542             (2,791,215)     1,545,754
    Income taxes                              (2,071,728)          1,140,000               (996,728)       659,000
                                            ------------    ----------------        ---------------    -----------
Net income (loss)                           $ (3,245,639)   $      1,522,542        $    (1,794,487)   $   886,754
                                            ============    ================        ===============    ===========
Net income (loss) per share - basic
    and dilutive                            $      (0.56)   $           0.28        $         (0.30)   $      0.16
                                            ============    ================        ===============    ===========

See accompanying notes to financial statements.

                           THE A CONSULTING TEAM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Six Months Ended June 30,
                                                                         --------------------------------
                                                                              2000                 1999
                                                                              ----                 ----
                                                                           (unaudited)          (unaudited)
Cash flows from operating activities:
Net income (loss)                                                          $ (3,245,639)     $  1,522,242
 Adjustments to reconcile net income (loss) to net cash
 used in operating activities
    Depreciation and amortization                                             1,152,736           400,304
    Deferred income taxes                                                          --            (197,000)
    Changes in operating assets and liabilities:
      Accounts receivable                                                    (2,346,533)       (6,156,497)
      Unbilled receivables                                                     (480,622)             --
      Prepaid or refundable income taxes                                     (2,105,866)          674,500
      Prepaid expenses and other current assets                                (247,067)          126,946
      Accounts payable and accrued expenses                                     512,309         1,642,741
      Deferred revenue                                                           59,011              --
      Income taxes payable                                                         --             351,703
      Other liabilities                                                         (13,595)             --
                                                                           ------------      ------------
Net cash used in operating activities                                        (6,715,266)       (1,635,061)

Cash flows from investing activities:
Purchase of property and equipment                                             (948,330)       (1,811,392)
Investment and advances to T3 Media, Inc., net of cash acquired                    --             (87,030)
Investments and advances                                                       (540,638)         (150,000)
Deposits                                                                         (3,991)          (26,832)
                                                                           ------------      ------------
Net cash used in investing activities                                        (1,492,959)       (2,075,254)

Cash flows from financing activities:
Proceeds from sale of common stock                                            8,000,000              --
Proceeds from loan payable                                                    1,000,000              --
Repayment of loan payable                                                       (33,000)             --
Repayment of long-term debt                                                      (9,397)           (7,412)
Net change in capital lease obligation                                         (100,626)             --
                                                                           ------------      ------------
Net cash provided by (used in) financing activities                           8,856,977            (7,412)
                                                                           ------------      ------------

Net increase (decrease) in cash and cash equivalents                            648,752        (3,717,727)
Cash and cash equivalents at beginning of period                              5,082,519        13,003,038
                                                                           ------------      ------------
Cash and cash equivalents at end of period                                 $  5,731,271      $  9,285,311
                                                                           ============      ============
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                              $     87,700      $      1,081
                                                                           ============      ============
     Cash paid during the period for income taxes                          $       --        $    310,797
                                                                           ============      ============
Supplemental disclosure of non-cash investing and financing activity:
          Capital lease obligation                                         $     26,661      $       --
                                                                           ============      ============

See accompanying notes to financial statements.

                           THE A CONSULTING TEAM, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1)       General:

         These financial statements should be read in conjunction with The A Consulting Team, Inc. (the "Company" or "TACT(R)") Form 10-K for the year ended December 31, 1999 filed with the SEC, and the accompanying financial statements and related notes thereto. The accounting policies used in preparing these financial statements are the same as those described in the Company's Form 10-K for the year ended December 31, 1999.

2)       Interim financial statements:

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 2000, the consolidated results of operations for the three months and six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999, respectively.

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

         The consolidated results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

3)       Income per share:

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"), which was required to be adopted on December 31, 1997. Under the new requirements for calculating primary (basic) earnings per share, the dilutive effect of stock options is excluded.

         Options outstanding during the six months ended June 30, 2000 were not included in the computation of diluted net loss per share because the effect would be antidilutive. For 1999, all outstanding options were included in the computation of diluted earnings per share because the options' exercise price was less than the average market price of the common shares and, therefore, the effect would be dilutive.

         The following table sets forth the computation of basic and diluted earnings per share for the six and three months ended June 30, 2000 and 1999.

                                                       Six Months Ended                  Three Months Ended
                                                           June 30,                          June 30,
                                              ------------------------------      ------------------------------
                                                   2000              1999              2000              1999
                                                   ----              ----              ----              ----
Numerator:
Net (loss) income                             $  (3,245,639)     $  1,522,542     $ (1,794,487)      $  886,754
                                              -------------      ------------     ------------       ----------
   Numerator for basic and diluted
   earnings per share                         $  (3,245,639)     $  1,522,542     $ (1,794,487)      $  886,754
                                              =============      ============     ============       ==========
Denominator:
   Denominator for basic earnings per
   share - weighted-average shares                5,753,035         5,485,000        5,999,879        5,485,000
   Effect of dilutive securities:
   Employee stock options                               -              25,781                -           46,214
                                              -------------      ------------     ------------       ----------
   Denominator for diluted earnings per
   share - adjusted weighted-average shares       5,753,035         5,510,781        5,999,879        5,531,214
                                              =============      ============     ============       ==========
Basic and Diluted earnings per share          $       (0.56)     $       0.28      $     (0.30)      $     0.16
                                              -------------      ------------     ------------       ----------

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

5)       Concentration of credit risk:

         Sales to one customer represented approximately 14% of the Company's revenue for the six months ended June 30, 2000. Sales to two customers for the same period in 1999 represented approximately 45% of the Company's revenue.

6)       Sale of Common Stock

         On June 20, 2000, the Company sold 607,141 shares of common stock at $7.00 per share with warrants to purchase additional shares of TACT's common stock at $13.00 per share. On July 7, 2000, the Company sold 125,000 shares of common stock at $8.00 per share with warrants to purchase additional shares of TACT's common stock at $13.00 per share.

7)       Acquisition:

          On October 2, 1998, the Company made an investment in web integrator T3 Media, Inc. ("T3 Media") of $3 million, in return for non-voting convertible preferred stock. On June 23, 1999, the Company increased its ownership interest in T3 Media to approximately 51% by an additional investment in T3 Media's common stock of $370,000 and conversion of the preferred stock to common stock. The acquisition of T3 Media was accounted for using the purchase method of accounting. Accordingly, the results of operations of T3 Media are included in the Company's consolidated results of operations from the date of acquisition. The excess of the purchase price over the preliminary estimate of fair value of the net identifiable assets acquired totaled $4 million and has been recorded as intangibles.

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

         The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company's financial performance is primarily based upon billing margin (billable hourly rate less the consultant's hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). During the period presented, the Company's billing margins decreased because of a different mix of consulting projects and a shift away from higher margin software sales. Because most of the Company's engagements are on a time and materials basis, the Company generally has been able to pass on to its clients most of the increases in cost of services. Accordingly, such increases have historically not had a significant impact on the Company's financial results. Further, most of the Company's engagements allow periodic price adjustments to address, among other things, increases in consultant costs. TACT also actively manages its personnel utilization rates by constantly monitoring project requirements and timetables. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site, or are encouraged to participate in TACT's training programs in order to expand their technical skill sets.

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

         On October 2, 1998, the Company made an investment in Web integrator, T3 Media of $3 million, in return for non-voting convertible preferred stock. On June 23, 1999, the Company converted its preferred stock into a 30% common stock ownership interest and increased its ownership interest in T3 Media to approximately 51% by an additional investment in T3 Media's common stock of $370,000. The acquisition of T3 Media was accounted for using the purchase method of accounting. Accordingly, the results of operations of T3 Media are included in the Company's consolidated results of operations from the date of acquisition. The excess of the purchase price over the estimated fair value of the net identifiable assets acquired totaled $4.0 million and has been recorded as goodwill.

         In 1999, the Company made a minority investment in Always-On, Inc. (formerly LightPC.com, Inc.). In addition to services that can be provided to business customers, Always-On is a pioneer in the field of consumer-oriented ASP's. The company is a privately held company based in New York, NY, with its development team located in New York and Israel, and it will provide to the Internet consumer market on-line access to computer applications and software. Always-On's strategy expands the services previously provided by the ASP industry, which traditionally were confined to the hosting of business applications. Always-on will serve the growing demand of Internet users for access to consumer applications such as word processing, business suites, tax preparation applications and others and will enable consumers and businesses to make use of programs while they are connected to the World Wide Web through Always-on. However, while Always-on has executed a number of business development agreements with a number of prominent technology companies, Always-on is in the preliminary start-up stage of its existence, and there is no guarantee that the Company's investment in this enterprise will provide any returns to the Company at any time, or if at all.

Results of Operations

         The following tables set forth the percentage of revenues of certain items included in the Company's Statements of Operations:


                                                         Six Months Ended          Three Months Ended
                                                             June 30,                   June 30,
                                                       -------------------        ---------------------
                                                        2000          1999          2000          1999
                                                        ----          ----          ----          ----
 Revenues                                              100.0%        100.0%        100.0%        100.0%
 Cost of revenues                                       68.4%         64.0%         66.8%         62.8%
                                                       -----         -----         -----         -----
 Gross profit                                           31.6%         36.0%         33.2%         37.2%
 Selling, general and administrative expenses           50.3%         27.7%         51.4%         28.1%
                                                       -----         -----         -----         -----
 Income (loss) from operations                         -18.7%          8.2%        -18.2%          9.1%
 Net income (loss)                                     -11.5%          5.6%        -11.9%          6.1%
                                                       -----         -----         -----         -----

Comparison of Six Months Ended June 30, 2000 to the Six Months Ended June 30,
1999

         Revenues. Revenues of the Company increased by $1.1 million, or 4.0%, from $27.1 million for the six months ended June 30, 1999 to $28.2 million for the six months ended June 30, 2000. This increase continues to result from increased e-Services revenues and a greater number of consultants, offset by lower utilization rates and a slight decrease in the average billing rate.

         Revenues from software licensing and training represented less than 5% of the Company's total revenues in 2000 and are expected to remain at this level or lower in the future.

         Gross Profit. Gross profit for the first six months decreased 8.6 % from $9.7 million in 1999 to $8.9 million in 2000. As a percentage of total revenues, gross profit was 31.6% versus 36.0% for the six months ended June 30, 2000 and 1999, respectively. Gross margin was adversely affected by the shift away from higher margin software business, a different mix of consulting projects, and the absence of higher margin Year 2000 projects in the current period.

         Selling, General and Administrative Expenses ("SG&A"). SG&A expenses increased by $6.7 million, or 88.8%, from $7.5 million in 1999 to $14.2 million in 2000. Expressed as a percentage of sales, SG&A expenses increased from 27.7% of 1999 revenues to 50.3% of 2000 revenues. The inclusion of T3 Media adds about 12 percentage points ($3.3 million) to the amount from last year. The increase related to the TACT operations is attributable to increased salary expense associated with e-Services personnel ($0.8 million), expenses associated with the start-up of TACT's accelerator ($0.4 million), expenses associated with internally incubated products ($0.6 million), increased occupancy costs, including the amortization of furniture, equipment and leaseholds ($0.2 million), and the amortization of goodwill associated with acquisitions ($0.2 million). These expenses are reflective of transitioning to being an end-to-end e-Services provider, broadening its customer base, and increasing its geographic presence.

         Net Income (Loss). As a result of the above-mentioned factors, the Company had a net loss of approximately $3.2 million in 2000 compared to net income of $1.5 million in 1999.

Comparison of the Three Months Ended June 30, 2000 to the Three Months Ended June 30, 1999

         Revenues. Revenues of the Company increased by approximately $494,000, or 3.4%, from $14.5 million for the three months ended June 30, 1999 to $15.0 million for the three months ended June 30, 2000. This increase continues to result from increased e-Services revenues and a greater number of consultants, offset by lower utilization rates and a slight decrease in the average billing rate.

         Gross Profit. Gross profit for the three months ended June 30, 2000 decreased 7.7% from $5.4 million, or 37.2%, in 1999 to $5.0 million, or 33.2% in 2000. Gross margin was adversely affected by the shift away from higher margin software business, a different mix of consulting projects, and the absence of higher margin Year 2000 projects in the current period. When compared with the first quarter of 2000, however, there was a margin improvement of over 3 percentage points. This resulted from continued management focus on improving utilization rates.

         Selling, General and Administrative Expenses ("SG&A"). SG&A expenses increased by $3.6 million, or 89.2%, from $4.1 million in 1999 to $7.7 million in 2000. Expressed as a percentage of sales, SG&A expenses increased from 28.1% of 1999 revenues to 51.4% of 2000 revenues. The inclusion of T3 Media adds about 11 percentage points ($1.9 million) to the amount from last year. The increase related to the TACT operations is attributable to increased salary expense associated with e-Services personnel ($0.6 million), expenses associated with the start-up of TACT's accelerator ($0.2 million), expenses associated with internally incubated products ($0.3 million), increased occupancy costs, including the amortization of furniture, equipment and leaseholds ($0.1 million), and the amortization of goodwill associated with acquisitions ($0.1 million). These expenses are reflective of transitioning to being an end-to-end e-Services provider, broadening its customer base, and increasing its geographic presence.

         Net Income (loss). As a result of the above-mentioned factors, the Company had a net loss of approximately $1.8 million in 2000 compared to net income of $887,000 in 1999.

Liquidity and Capital Resources

         Before the Company's initial public offering, its operations and geographic expansion were funded by cash flow generated from operations, borrowings under the Company's credit line and borrowings from the principal shareholder. The Company sold 1,935,000 shares of Common Stock in the Company's initial public offering, generating net proceeds to the Company of approximately $21.1 million. The uses of these funds were as follows: a distribution of $2.0 million (the "Distribution") was paid to the sole shareholder of the Company prior to the initial public offering, $1.9 million was paid to Citibank, N.A. to repay its line of credit, and $17.2 million was made available to fund operations.

         The Company has a line of credit of $2.1 million, with $1.0 million outstanding at June 30, 2000. The Company's principal shareholder guarantees the line of credit. The line of credit bears interest at a variable rate based on prime plus 1%. The rate was 10.5% at June 30, 2000. The Company's subsidiary, T3 Media, has entered into a series of capital lease obligations to finance its expansion plans, covering leasehold improvements, furniture and computer-related equipment. The amount outstanding under such leases was $768,000 at June 30, 2000.

         The Company's cash balances were $5.7 million at June 30, 2000, and $5.1 million at December 31, 1999. Net cash used in operating activities in 2000 was $6.7 million and $1.6 million in 1999. In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term commercial paper with a credit rating no lower than A1, P1.

         The Company's accounts receivable, less allowance for doubtful accounts, at June 30, 2000 and December 31, 1999 were $13.6 million and $11.2 million respectively, representing 82 and 84 days of sales outstanding, respectively. The June 30, 2000 days of sales outstanding represent an improvement of about six days compared to the amounts outstanding on March 31, 2000. The Company does not anticipate any difficulty in collecting remaining amounts due.

         For the six months ended June 30, 2000, the Company had revenues from one customer, which represented 14% of revenues. For the same period in 1999, the Company had revenues from two customers, which represented 28% and 17% of revenues. Besides these customers, no other customer represented greater than 10% of the Company's revenues.

         Net cash used in investing activities was approximately $1.6 million and $2.1 million for the six months ended June 30, 2000 and 1999, respectively. In each of these periods, this primarily represented additions to property and equipment as the Company continued to enhance it's computing network and infrastructure, and the investment in T3 Media, net of cash acquired in 1999.

         Net cash provided by financing activities of $8.9 million for the six months ended June 30, 2000 includes $1.0 million borrowing on its credit line and the purchase of an aggregate of 1,124,997 shares of common stock by a group of investors totaling $8,000,000 at June 30, 2000. The purchasers also received a two-year option to purchase up to 1,589,284 shares at $13.00 per share.

Growth of E-Commerce Business

         Revenues derived from the Company's end-to-end e-Services solutions totaled to $7.5 million in the second quarter of 2000, compared to $5.2 million in the first quarter of 2000, and $3.7 million in the fourth quarter of last year.

Inflation

         The Company has not suffered material adverse affects from inflation in the past. However, a substantial increase in the inflation rate in the future may adversely affect customers' purchasing decisions, may increase the costs of borrowing, or may have an adverse impact on the Company's margins and overall cost structure.

Impact of Year 2000 in the Second Quarter of 2000

         In prior years, TACT discussed the nature of its plans related to Year 2000 compliance. As a result of those planning efforts, TACT experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the year 2000 date change. TACT will continue to monitor the situation throughout the year to ensure that any latent year 2000 issues are addressed properly.

RISKS RELATED TO OUR BUSINESS

         We have incurred operating losses from time to time and expect to incur net losses and negative cash flow for the foreseeable future. We incurred net losses of $2,667,000 for the year ended December 31, 1999, due in part to $2,600,000 in expenses attributable to the acquisition of our majority ownership interest in T3 Media and an increase in the number of salaried personnel supporting new Solution Branch offices, and a net loss of $3,246,000 for the six months ended June 30, 2000 for the same reasons. We expect to incur operating and capital expenditures and, as a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot guarantee that we will achieve sufficient revenues for profitability. Even if we do achieve profitability, we cannot guarantee that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected. Because our strategy includes acquisitions of other businesses and opening additional Solution Branch offices, acquisition expenses, any cash used to make these acquisitions and increased operating expenses will reduce our available cash.

         Client Revenue and Geographic Concentrations. We derive a significant portion of our revenues from a relatively limited number of clients primarily located in the New York/New Jersey metropolitan area of the United States. Adverse economic conditions affecting this region could have an adverse effect on the financial condition of our clients located there, which in turn could adversely affect our business and future growth. Revenues from our ten most significant clients accounted for a majority of our revenues during the year ended December 31, 1999. In each of the last three years, we have had at least one customer who represented at least 10% of our revenues for that year. During the year ended December 31, 1997, our largest customer represented 24% of our revenues. During the year ended December 31, 1998, our three largest customers represented 16%, 15% and 12% of our revenues. During the year ended December 31, 1999, our two largest customers represented 23% and 14% of revenues. During the six months ended June 30, 2000, our largest customer represented 14%. Besides this customer, no other customer represented greater than 10% of our revenues. In any given year, our ten most significant customers may vary based upon specific projects for those clients during that year. There can be no assurance that our significant clients will continue to engage us for additional projects or do so at the same revenue levels. Clients engage us on an assignment-by- assignment basis, and a client can generally terminate an assignment at any time without penalty. The loss of any significant customer could have a material adverse effect on our business, results of operations and financial condition. Our failure to develop relationships with new customers could have a material adverse effect on our business, results of operations and financial condition.

         Our projects entail significant risks. Many of our engagements involve projects that are critical to the operations of our clients' businesses and provide benefits that may be difficult to quantify. Our failure or inability to meet a client's expectations in the performance of our services could result in a material adverse change to the client's operations and therefore could give rise to claims against us or damage our reputation, adversely affecting our business, results of operations and financial condition.

         Our business is subject to rapid technological change and is dependent on new solutions. Our success will depend in part on our ability to meet client expectations, develop information technology solutions, including e-commerce solutions, and offer software solutions that keep pace with continuing changes in information technology, evolving industry standards, changing client preferences and a continuing shift to outsourced solutions by clients. We cannot assure you that we will be successful in adequately addressing the outsourcing market or other information technology developments on a timely basis or that, if addressed; we will be successful in the marketplace. We also cannot assure you that products or technologies developed by others will not render our services uncompetitive or obsolete. Our failure to address these developments could have a material adverse effect on our business, results of operations and financial condition.

         We face difficulties typically encountered by development stage companies in new and rapidly evolving markets because of our new e-commerce initiative. We recently began to provide e-commerce Web design and Web business planning, strategic planning and marketing strategy consulting services through our majority-owned subsidiary, T3 Media, Inc. We also provide remote application hosting and off-site documentation storage to Web-based companies through a strategic relationship with Always-On, Inc. (formerly LightPC.com, Inc.) Revenues from our e-commerce services constituted 21% of our revenues for the year ended December 31, 1999 and 39% for the three months ended March 31, 2000, and 50% for the three months ended June 30, 2000. These risks involve our and our subsidiary and strategic partners' abilities to:

     / /      create a customer base;

     / / respond to changes in a rapidly evolving and unpredictable business environment;

     / /      maintain current and develop new strategic relationships;

     / /      manage growth;

     / /      continue to develop and upgrade technology; and

     / /      attract, retain and motivate qualified personnel.

         We cannot assure you that any products or services developed by us, our subsidiary or our strategic partners will achieve market acceptance. Our ability to maintain billing margins is uncertain. We derive revenues primarily from the hourly billing of our consultants' services and, to a lesser extent, from fixed-price projects. Our most significant cost is project personnel cost, which consists of consultant salaries and benefits. Thus, our financial performance is primarily based upon billing margin (billable hourly rate less the consultant's hourly cost) and personnel utilization rates (number of days worked by a consultant during a two-week billing cycle divided by the number of billing days in that cycle). To date, we have been able to maintain our billing margins by offsetting increases in employee salaries with increases in our hourly rates. There can be no assurance, however, that our revenues will continue to be billed primarily on a time and materials basis or that we will be able to continue to pass along increases in our cost of services to our clients.

         We may have difficulty managing our growth. Our expansion is dependent upon, among other things,

     / / our ability to hire and retain consultants as employees or independent consultants,

     / / our ability to identify suitable new geographic markets with sufficient demand for our services, hire and retain skilled management, marketing, customer service and other personnel, and successfully manage growth, including monitoring operations, controlling costs and maintaining effective quality and service controls, and

     / / if we consummate additional acquisitions, our ability to successfully and profitably integrate any acquired businesses into our operations.

         If our management is unable to manage growth or new employees or consultants are unable to achieve anticipated performance levels, our business, results of operations and financial condition could be materially adversely affected.

         We rely on key executives. Our success is highly dependent upon the efforts and abilities of our executive officers, particularly Shmuel BenTov, our Chief Executive Officer and President. In addition, we are dependent upon the services of Frank T. Thoelen, our Chief Financial Officer. Although Mr. BenTov has entered into an employment agreement, which terminates on December 31, 2001, containing non-competition, nondisclosure and non-solicitation covenants, this contract does not guarantee that Mr. BenTov will continue his employment with us. Mr. Thoelen currently does not have an employment agreement with us. The loss of the services of either of these key executives for any reason could have a material adverse impact.

         Our quarterly results of operations are variable. Variations in our revenues and results of operations occur from time to time as a result of a number of factors, such as the timing of new Solution Branch openings, the size and significance of client engagements commenced and completed during a quarter, the number of business days in a quarter, consultant hiring and utilization rates and the timing of corporate expenditures. The timing of revenues is difficult to forecast because our sales cycle can be relatively long and may depend on such factors as the size and scope of assignments and general economic conditions. A variation in the number of client assignments or the timing of the initiation or the completion of client assignments, particularly at or near the end of any quarter, can cause significant variations in results of operations from quarter to quarter and can result in losses to us. In addition, our engagements generally are terminable by the client at any time without penalty. Although the number of consultants can be adjusted to correspond to the number of active projects, we must maintain a sufficient number of senior consultants to oversee existing client projects and to assist with our sales force in securing new client assignments. An unexpected reduction in the number of assignments could result in excess capacity of consultants and increased selling, general and administrative expenses as a percentage of revenues. We have also experienced, and may in the future experience, significant fluctuations in the quarterly results of our software sales as a result of the variable size and timing of individual license transactions, competitive conditions in the industry, changes in customer budgets, and the timing of the introduction of new products or product enhancements. In the event that our results of operations for any period are below the expectation of market analysts and investors, the market price of our shares of common stock could be adversely affected.

         Our President and Chief Executive Officer currently owns more than 50% of our shares of common stock. Shmuel BenTov, our President and Chief Executive Officer, beneficially owns 52.0% of shares of common stock. Mr. BenTov would be able to control the outcome of any matter requiring shareholder approval.

         We have anti-takeover provisions that could prevent an acquisition of our business at a premium price. Some of the provisions of our certificate of incorporation could discourage, delay or prevent an acquisition of our company at a premium price or at all. For example, these provisions authorize the issuance of preferred stock in one or more series. Moreover, Section 912 of the New York Business Corporation Law prohibits a domestic corporation from engaging in a business combination with an interested shareholder (defined as the beneficial owner of 20% or more of the stock of the corporation) for a period of five years from the time the shareholder acquired the stock unless certain conditions are met. These provisions are intended to encourage any person interested in acquiring our company to negotiate with and obtain the approval of our board of directors in connection with the transaction.

         Our common stock is volatile. The market price of our common stock may be highly volatile. The market prices of securities of other technology-based companies currently are highly volatile. Factors that could cause volatility in our ordinary share price include:

     / /      fluctuations in our quarterly operating results;

     / / deviations in our results of operations from the estimates of securities analysts;

     / / changes in the market valuations of other technology companies and stock market price and volume fluctuations generally;

     / / economic conditions specific to the information technology and e-commerce industries;

     / / announcements by us or our competitors relating to new services or technologies, significant acquisitions, strategic relationships, joint ventures or capital commitments;

     / /      regulatory developments; and

     / /      additions or departures of our key personnel.

         Competition. The market for information technology services includes a large number of competitors, is subject to rapid change and is highly competitive. Our primary competitors include participants from a variety of market segments, including consulting divisions of the "Big Five" accounting firms, interactive advertising agencies, web development companies, systems consulting and implementation firms, application software firms and management consulting firms. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than we do. In addition, we compete with our clients' internal resources, particularly when these resources represent a fixed cost to the client. In the future, such competition may impose additional pricing pressures on us. We cannot assure you that we will compete successfully with our existing competitors or with any new competitors.

         Intellectual Property Rights. Our business includes the development of custom software applications in connection with specific client engagements. Ownership of such software is generally assigned to the client. We rely upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom we license intellectual property. We enter into confidentiality agreements with our employees and limit distribution of proprietary information. However, we cannot assure you that the steps taken by us in this regard will be adequate to deter misappropriation of proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. We are subject to the risk of litigation alleging infringement of third-party intellectual property rights. Any such claims could require us to spend significant sums in litigation, pay damages, develop non-infringing intellectual property or acquire licenses to the intellectual property, which is the subject of the asserted infringement. In addition, we are aware of other users of the term "TACT" and combinations including "A Consulting," which users may be able to restrict our ability to establish or protect our right to use these terms. We have in the past been contacted by other users of the term "TACT" alleging rights to the term. We have completed filings with the U.S. Patent and Trademark Office in order to protect certain marks, including "TACT" and "The A Consulting Team." Our inability or failure to establish rights to these terms or protect our rights may have a material adverse effect on our business, results of operations and financial condition.

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

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 25, 2000, the Company held it's annual meeting of shareholder's. The shareholder's approved by a plurality of votes the election of directors of the Company; votes for the directors were 5,153,275 for, 5,300 authority withheld. The shareholder's also ratified by a majority of votes present the appointment of Ernst & Young LLP, as independent public accountants for the year ending December 31, 2000; votes for this matter were 5,151,475 for, 6,100 against and 1,000 abstained.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

27 Financial Data Schedule: Information Provided Pursuant to Article 5 of Regulation S-X.

(b)      Reports on Form 8-K

The company filed the following Current Reports on Form 8-K during the three month period ended June 30, 2000.

       (i) Current Report on Form 8-K, dated July 5, 2000.

         We filed a report on Form 8-K on July 5, 2000 announcing that on June 20, 2000, a group of Israeli investors had invested approximately $4.25 million by purchasing an aggregate of 607,141 shares of TACT's common stock at $7.00 per share with warrants to purchase additional shares of TACT's common stock at $13.00 per share.

       (ii)Current Report on Form 8-K, dated July 18, 2000.

         We filed a report on Form 8-K on July 18, 2000, announcing that on July 7, 2000, Michael G. Jesselson, through two investment trusts he controls, had invested $1 million in TACT by purchasing 125,000 shares of TACT common stock at $8.00 per share with two-year warrants to purchase an aggregate of 125,000 additional shares of TACT's common stock at $13.00.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THE A CONSULTING TEAM, INC.

August 14, 2000                    By:  /s/ Shmuel BenTov
----------------                      ----------------------------------------
Date                                    Shmuel BenTov, President
                                        and Chief Executive Officer



August 14, 2000                    By:  /s/ Frank T Thoelen
----------------                      ----------------------------------------
Date                                    Frank T Thoelen, Secretary-Treasurer
                                        and Chief Financial Officer