Form 10-Q
period 2000-09-30
A CONSULTING TEAM INC
filed 2000-11-14
CIK 1040792

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2000

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

                                 (212) 979-8228
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              --   --


               As of November 8, 2000, there were 7,116,872 shares of Common Stock, with $.01 par value per share, outstanding.

                           THE A CONSULTING TEAM, INC.

                                      INDEX

                                                                                            Page Number
                                                                                            -----------
Part I.  Financial Information
         ---------------------

         Item 1.  Condensed Consolidated Financial Statements   (unaudited)                     2

                  Condensed Consolidated Balance Sheets as of September 30, 2000 and
                  December 31, 1999                                                             2

                  Condensed Consolidated Statements of Operations for the three months
                  and nine months ended September 30, 2000 and 1999                             3

                  Condensed Consolidated Statements of Cash Flows for the
                  nine months ended September 30, 2000 and 1999                                 4

                  Notes to Condensed Consolidated Financial Statements                        5-6

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operation                            7-15

         Item 3.  Quantitative and Qualitative Disclosure of Market Risk                       16

Part II. Other Information
         -----------------

         Item 1.  Legal Proceedings                                                            16

         Item 2.  Changes in Securities and Use of Proceeds                                    16

         Item 3.  Defaults upon Senior Securities                                              16

         Item 4.  Submission of Matters to a Vote of Security Holders                          16

         Item 5.  Other Information                                                            16

         Item 6.  Exhibits and Reports on Form 8-K                                             16

Signatures                                                                                     17

Exhibit 27        Financial Data Schedule                                                      18


Part I.  Financial Information

Item 1.  Consolidated Financial Statements

                           THE A CONSULTING TEAM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                          September 30,   December 31,
                                                              2000           1999
                                                          -------------   ------------
                                                           (unaudited)
    ASSETS
    Current Assets:
      Cash and cash equivalents                            $ 4,375,152    $ 5,082,519
      Accounts receivable                                   13,126,136     11,234,140
      Unbilled receivables                                           -        121,545
      Software held for resale                               2,000,000              -
      Prepaid or refundable income taxes                     2,220,205        564,491
      Prepaid expenses and other current assets                271,106        164,603
                                                          ------------   ------------
        Total current assets                                21,992,599     17,167,298
                                                          ------------   ------------
    Investments, at cost                                     3,140,638        300,000
    Property and equipment, at cost, less accumulated
      depreciation and amortization                          6,859,564      7,086,342
    Intangibles (net)                                        3,319,006      3,749,630
    Deposits                                                   284,364        279,184
                                                          ------------   ------------
        Total assets                                      $ 35,596,171   $ 28,582,454
                                                          ============   ============

    LIABILITIES AND SHAREHOLDERS' EQUITY

    Current Liabilities:
      Loan payable - bank                                  $ 2,247,000      $ 325,000
      Accounts payable and accrued expenses                  7,515,962      4,670,460
      Deferred revenue                                               -         97,536
      Capital lease obligation                                 343,807        307,950
      Current portion of long-term debt                          1,461         14,966
                                                          ------------   ------------
        Total current liabilities                           10,108,230      5,415,912
    Capital lease obligation                                   477,793        560,755
    Other long-term liabilities                                 71,889         89,329
    Commitments
    Shareholders' equity:
      Preferred stock, $.01 par value; 2,000,000 shares
        authorized; no shares issued or outstanding                                 -
      Common stock, $.01 par value; 10,000,000
        shares authorized; 7,116,872 (2000) and
        5,485,000 (1999) issued and outstanding                 71,169         54,850
      Additional paid-in capital                            33,086,689     21,051,758
      Retained earnings (accumulated deficit)               (8,219,599)     1,409,850
                                                          ------------   ------------
        Total shareholders' equity                          24,938,259     22,516,458
                                                          ------------   ------------
        Total liabilities and shareholders' equity        $ 35,596,171   $ 28,582,454
                                                          ============   ============


    See accompanying notes to financial statements.

                           THE A CONSULTING TEAM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                          Nine Months Ended             Three Months Ended
                                            September 30                    September 30
                                      --------------------------   ------------------------------
                                          2000           1999          2000              1999
                                      ------------   -----------   ------------     -------------
                                       (unaudited)   (unaudited)   (unaudited)      (unaudited)
Revenues                              $ 40,986,250   $41,291,862   $ 12,808,828     $  14,206,711
Cost of revenues                        29,210,894    26,680,038      9,937,614         9,336,348
                                      ------------   -----------   ------------     -------------
Gross profit                            11,775,356    14,611,824      2,871,214         4,870,363
Operating expenses:

   Selling, general & administrative    22,876,438    13,446,844      8,701,706         5,937,506
                                      ------------   -----------   ------------     -------------
Income (loss) from operations          (11,101,082)    1,164,980     (5,830,492)       (1,067,143)
Interest income (expense), net            (100,095)      510,406        (55,417)           80,287
                                      ------------   -----------   ------------     -------------
Income (loss) before income taxes      (11,201,177)    1,675,386     (5,885,909)         (986,856)
   Income taxes                         (1,571,728)      974,000        500,000          (166,000)
                                      ------------   -----------   ------------     -------------
Net income (loss)                     $ (9,629,449)  $  701,386    $ (6,385,909)    $    (820,856)
                                      ============   ===========   ============     =============

Net income (loss) per share - basic
   and dilutive                       $      (1.59)  $      0.13   $      (0.95)    $       (0.15)
                                      ============   ===========   ============     =============


See accompanying notes to financial statements.

                           THE A CONSULTING TEAM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Nine Months Ended September 30,
                                                                         -----------------------------------
                                                                             2000                    1999
                                                                         ------------             -----------
                                                                          (unaudited)             (unaudited)
Cash flows from operating activities:
Net income (loss)                                                        $ (9,629,449)            $ 1,522,242
Adjustments to reconcile net income (loss) to net cash
  used in operating activities
       Depreciation and amortization                                        1,728,814                 400,304
       Deferred income taxes                                                        -                (197,000)
       Provision for doubtful accounts                                        806,454                       -
       Investment received in exchange for services rendered                 (320,000)                      -
       Changes in operating assets and liabilities:
           Accounts receivable                                             (2,698,450)             (6,156,497)
           Unbilled receivables                                               121,545                       -
           Software held for resale                                        (2,000,000)                      -
           Prepaid or refundable income taxes                              (1,655,714)                674,500
           Prepaid expenses and other current assets                         (106,503)                126,946
           Accounts payable and accrued expenses                            2,845,502               1,642,741
           Deferred revenue                                                   (97,536)                      -
           Income taxes payable                                                     -                 351,703
           Other liabilities                                                  (17,440)                      -
                                                                         ------------             -----------
Net cash used in operating activities                                     (11,022,777)             (1,635,061)

Cash flows from investing activities:
Purchase of property and equipment                                           (931,012)             (1,811,392)
Investment and advances to T3 Media, Inc., net of cash acquired                     -                 (87,030)
Other investments and advances                                             (2,520,638)               (150,000)
Deposits                                                                       (5,180)                (26,832)
                                                                         ------------             -----------
Net cash used in investing activities                                      (3,456,830)             (2,075,254)

Cash flows from financing activities:
Proceeds from sale of common stock                                         12,051,250                       -
Proceeds from loan payable                                                  2,000,000                       -
Repayment of loan payable                                                     (78,000)                      -
Repayment of long-term debt                                                   (13,505)                 (7,412)
Repayment of capital lease obligation                                        (187,505)                      -
                                                                         ------------             -----------
Net cash provided by (used in) financing activities                        13,772,240                  (7,412)
                                                                         ------------             -----------

Net increase (decrease) in cash and cash equivalents                         (707,367)             (3,717,727)

Cash and cash equivalents at beginning of period                            5,082,519              13,003,038
                                                                         ------------             -----------
Cash and cash equivalents at end of period                               $  4,375,152             $ 9,285,311
                                                                         ============             ===========

Supplemental disclosure of cash flow information:

           Cash paid during the period for interest                      $    142,400             $     1,081
                                                                         ============             ===========
           Cash paid during the period for income taxes                  $          -             $   310,797
                                                                         ============             ===========
Supplemental disclosure of non-cash investing
 and financing activity:

             Capital lease obligation                                    $    140,400             $         -
                                                                         ============             ===========


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

2)       Interim financial statements:

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 2000, the consolidated results of operations for the three months and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999, respectively.

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

         The consolidated results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

3)       Income per share:

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"), which was required to be adopted on December 31, 1997. Under the new requirements for calculating primary (basic) earnings per share, the dilutive effect of stock options is excluded.

         Options outstanding during the nine months ended September30, 2000 were not included in the computation of diluted net loss per share because the effect would be antidilutive. For 1999, all outstanding options were included in the computation of diluted earnings per share because the options' exercise price was less than the average market price of the common shares and, therefore, the effect would be dilutive.

         The following table sets forth the computation of basic and diluted earnings per share for the nine and three months ended September 30, 2000 and 1999.

                                                         Nine Months Ended                    Three Months Ended
                                                           September 30                         September 30
                                                ------------------------------       -------------------------------
                                                    2000                1999             2000                 1999
                                                ------------         ---------       ------------         ----------
Numerator:
 Net (loss) income                              $ (9,629,449)        $ 701,386       $ (6,385,909)        $ (820,856)
                                                ------------         ---------       ------------         ----------
 Numerator for basic and diluted
   earnings per share                           $ (9,629,449)        $ 701,386       $ (6,385,909)        $ (820,856)
                                                ============         =========       ============         ==========
Denominator:
  Denominator for basic earnings per
  share - weighted-average shares                  6,067,612         5,485,000          6,696,768          5,485,000

  Effect of dilutive securities:
  Employee stock options                                   -            17,730                  -                  -
                                                ------------         ---------       ------------         ----------
  Denominator for diluted earnings per
  share - adjusted weighted-average shares         6,067,612         5,502,730          6,696,768          5,485,000
                                                ============         =========       ============         ==========

Basic and Diluted earnings  per share           $      (1.59)        $    0.13       $      (0.95)        $    (0.15)
                                                ============         =========       ============         ==========



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

5)       Concentration of credit risk:

         Sales to one customer represented approximately 16% of the Company's revenue for the nine months ended September 30, 2000. Sales to two customers for the same period in 1999 represented approximately 25% and 15% of the Company's revenue.

6)       Sale of Common Stock:

         On September 29, 2000, the Company sold 500,000 shares of common stock at $8.00 per share with warrants to purchase additional shares of TACT's common stock at $13.00 per share.

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

         TACT is an end-to-end e-Services provider. The Company delivers e-Services solutions from web strategy and design through web development and integration, to web application hosting. Its clients include a broad range of Fortune 1000 companies and other large organizations. TACT also provides the same markets with enterprise-wide Information Technology consulting, software and training services and solutions. Over 85% of the Company's consulting services revenues were generated from the hourly billing of its consultants' services to its clients under time and materials engagements, with the remainder generated under fixed-price engagements.

         TACT's primary focus is helping clients support their new business imperatives by assisting these clients in the transition of their information technologies from traditional mainframe and client/server environments to the Internet and the Web. TACT offers to its clients the full scope of the web-enabling process, and TACT provides partial or total solutions--from strategy and design, to development, through conversions and integration, and ending with application hosting and enterprise-scale deployment. TACT's expertise leverages clients' existing systems and data stores to significant business advantage. TACT plays an integral role in taking clients "from bricks and mortar to clicks and mortar."

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

         Historically, the Company has also generated revenues by selling software licenses and providing training services. In addition to initial software license fees, the Company also derives revenues from the annual renewal of software licenses. Revenues from the sale of software licenses are recognized upon delivery of the software to a customer, because future obligations associated with such revenue are insignificant. Training service revenues are recognized as the services are provided. During 1999, the Company began a significant transition to providing e-Services solutions. As a result, less emphasis was placed on software sales, resulting in a significant reduction in software sales in the second half of the year. Software sales have continued to decrease in 2000 and will only be ancillary to providing e-Services solutions to customers in the future.

         Considering its limited experience with opening Solution Branches, the Company cannot predict when Solution Branches will contribute to the Company's net income. To date, new branches are taking between 18-24 months before showing a break-even operation. Until break-even occurs, the Company incurs the costs of salaries, marketing and occupancy.

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

         In 1999 and again in 2000, the Company made a minority investment in Always-On, Inc. (formerly LightPC.com, Inc.). In addition to services that can be provided to business customers, Always-On is a pioneer in the field of consumer-oriented ASP's. The company is a privately held company based in New York, NY, with its development team located in New York and Israel, and it will provide to the Internet consumer market on-line access to computer applications and software. Always-On's strategy expands the services previously provided by the ASP industry, which traditionally were confined to the hosting of business applications. Always-on will serve the growing demand of Internet users for access to consumer applications such as word processing, business suites, tax preparation applications and others and will enable consumers and businesses to make use of programs while they are connected to the World Wide Web through Always-on. However, while Always-on has executed a number of business development agreements with a number of prominent technology companies, Always-on is in the preliminary start-up stage of its existence, and there is no guarantee that the Company's investment in this enterprise will provide any returns to the Company at any time, or if at all.

Results of Operations

         The following tables set forth the percentage of revenues of certain items included in the Company's Statements of Operations:


                                                      Nine Months Ended                   Three Months Ended
                                                         September 30                        September 30
                                                 ----------------------------        ------------------------------
                                                   2000               1999              2000               1999
                                                 ---------          ---------        ----------          ----------

Revenues                                           100.0%             100.0%            100.0%             100.0%
Cost of revenues                                    71.3%              64.6%             77.6%              65.7%
                                                 ---------          ---------        ----------          ----------
Gross profit                                        28.7%              35.4%             22.4%              34.3%

Operating expenses:
     Selling, general & administrative              55.8%              32.6%             67.9%              41.8%
                                                 ---------          ---------        ----------          ----------
Income (loss) from operations                      -27.1%               2.8%            -45.5%              -7.5%
                                                 ---------          ---------        ----------          ----------
     Interest income (expense) net                  -0.2%               1.2%             -0.4%               0.6%
Income before income taxes                         -27.3%               4.0%            -46.0%              -6.9%
     Income taxes                                   -3.8%               2.3%              3.9%              -1.1%
                                                 ---------          ---------        ----------          ----------
Net income                                         -23.5%               1.7%            -49.9%              -5.8%
                                                 =========          =========        ==========          ==========


Comparison of Nine Months Ended September 30, 2000 to the Nine Months Ended September 30, 1999

         Revenues. Revenues of the Company decreased by $306,000, or 0.1%, from $41.3 million for the nine months ended September 30, 1999 to $41.0 million for the nine months ended September 30, 2000. This decrease resulted from a significant decrease in software sales in 2000 ($2.1 million) compared to 1999, a reduction in Y2K related revenues in 1999 offset by increased e-Services revenues in 2000 ($1.8 million).

         Revenues from software licensing and training represented less than 5% of the Company's total revenues in 2000 and are expected to remain at this level or lower in the future.

         Gross Profit. Gross profit for the first nine months decreased 19.4% from $14.6 million in 1999 to $11.8 million in 2000. As a percentage of total revenues, gross profit was 28.7% versus 35.4% for the nine months ended September 30, 2000 and 1999, respectively. Gross margin was adversely affected by a different mix of consulting projects, including the absence of higher margin Year 2000 projects in the current period ($1.6 million), and the wind down of several significant projects at T3 Media ($0.5 million).

         Selling, General and Administrative Expenses ("SG&A"). SG&A expenses increased by $9.4 million, or 70.1%, from $13.4 million in 1999 to $22.9 million in 2000. Expressed as a percentage of sales, SG&A expenses increased from 32.6% of 1999 revenues to 55.8% of 2000 revenues. The inclusion of T3 Media adds about 10 percentage points ($3.9 million) to the amount from last year. The increase related to the TACT operations is attributable to increased salary expense associated with e-Services personnel ($1.2 million), expenses associated with the start-up of TACT's accelerator ($0.7 million), expenses associated with internally incubated products ($0.7 million), increased occupancy costs, including the depreciation and amortization of furniture, equipment and leaseholds ($1.0 million), and the amortization of goodwill associated with acquisitions ($0.4 million). These expenses are reflective of transitioning to being an end-to-end e-Services provider, broadening its customer base, and increasing its geographic presence.

         As a result, the Company closed its two T3 Media west coast operations since they were under performing and no longer fit within the Company's strategy. Additionally, TACT(R) has been reducing its cost structure to enable a return to profitability in 2001. The costs of severance, shutdown expenses, the write-off of uncollectible accounts, totaling about $1.2 million are included in the third quarter's results.

         Income Taxes. The Company anticipates a fourth quarter loss and has reversed a portion of the income tax benefit recorded earlier in the year. The accumulated benefit is limited to the amount of Federal taxes paid in prior years available for carryback, totaling about $1.5 million.

         Net Income (Loss). As a result of the above-mentioned factors, the Company had a net loss of approximately $9.6 million in 2000 compared to net income of $701,000 in 1999.

Comparison of the Three Months Ended September 30, 2000 to the Three Months Ended September 30, 1999

         Revenues. Revenues of the Company decreased by approximately $1.4 million, or 9.8%, from $14.2 million for the three months ended September 30, 1999 to $12.8 million for the three months ended September 30, 2000. This decrease resulted from a significant decrease in software sales in 2000 compared to 1999, increased e-Services revenues and a greater number of consultants, offset by lower utilization rates and a slight decrease in the average billing rate.

         Gross Profit. Gross profit for the three months ended September 30, 2000 decreased 41.0% from $4.9 million, or 34.3% of revenues, in 1999 to $2.9 million, or 22.4% of revenues in 2000. Gross margin was adversely affected by the shift away from higher margin software business ($0.5 million), a different mix of consulting projects, including the absence of higher margin Year 2000 projects in the current period ($0.8 million), and the wind down of several significant projects at T3 Media ($0.7 million).

         Selling, General and Administrative Expenses ("SG&A"). SG&A expenses increased by $2.8 million, or 46.6%, from $5.9 million in 1999 to $8.7 million in 2000. Expressed as a percentage of sales, SG&A expenses increased from 41.8% of 1999 revenues to 67.9% of 2000 revenues. The inclusion of T3 Media adds about 10 percentage points ($0.6 million) to the amount from last year. The increase related to the TACT operations is attributable to increased salary expense associated with e-Services personnel ($0.4 million), expenses associated with the start-up of TACT's accelerator ($0.3 million), expenses associated with internally incubated products ($0.1 million), increased occupancy costs, including the amortization of furniture, equipment and leaseholds ($0.8 million), and the amortization of goodwill associated with acquisitions ($0.1 million). These expenses are reflective of transitioning to being an end-to-end e-Services provider, broadening its customer base, and increasing its geographic presence.

         As a result, the Company closed its two T3 Media west coast operations since they were under performing and no longer fit within the Company's strategy. Additionally, TACT(R) has been reducing its cost structure to enable a return to profitability in 2001. The costs of severance, shutdown expenses, the write-off of uncollectible accounts, totaling about $1.2 million are included in the third quarter's results.

         Income Taxes. The Company anticipates a fourth quarter loss and has reversed a portion of the income tax benefit recorded earlier in the year. The accumulated benefit is limited to the amount of Federal taxes paid in prior years available for carryback, totaling about $1.5 million.

         Net Income (loss). As a result of the above-mentioned factors, the Company had a net loss of approximately $6.4 million in 2000 and $821,000 in 1999.

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

         The Company has a line of credit of $2.1 million, with $2.0 million outstanding at September 30, 2000. The Company's principal shareholder guarantees the line of credit. The line of credit bears interest at a variable rate based on prime plus 1%. The rate was 10.5% at September 30, 2000. The Company's subsidiary, T3 Media, has entered into a series of capital lease obligations to finance its expansion plans, covering leasehold improvements, furniture and computer-related equipment. The amount outstanding under such leases was $823,000 at September 30, 2000.

         The Company's cash balances were $4.4 million at September 30, 2000, and $5.1 million at December 31, 1999. Net cash used in operating activities in 2000 was $11.0 million and $1.6 million in

1999. In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term commercial paper with a credit rating no lower than A1, P1.

         The Company's accounts receivable, less allowance for doubtful accounts, at September 30, 2000 and December 31, 1999 were $13.1 million and $11.2 million respectively, representing 92 and 84 days of sales outstanding, respectively. The Company does not anticipate any difficulty in collecting remaining amounts due.

         For the nine months ended September 30, 2000, the Company had revenues from one customer, which represented 16% of revenues. For the same period in 1999, the Company had revenues from two customers, which represented 25% and 15% of revenues. Besides these customers, no other customer represented greater than 10% of the Company's revenues.

         Net cash used in investing activities was approximately $3.5 million and $2.1 million for the nine months ended September 30, 2000 and 1999, respectively. In both years, this represented additions to property and equipment as the Company continued to enhance it's computing network and infrastructure. In 2000 and 1999, the Company made a minority investment in Always-On, Inc., an ASP. In addition, in 2000, the Company made a minority investment in Methoda Ltd. Finally, in 1999 a majority investment in T3 Media, net of cash acquired was made.

         Net cash provided by financing activities of $13.8 million for the nine months ended September 30, 2000 includes $2.0 million borrowing on its credit line and the purchase of an aggregate of 1,624,997 shares of common stock by several groups of investors totaling $12,000,000 at September 30, 2000. The purchasers also received a two-year options to purchase up to an aggregate 2,089,284 shares at $13.00 per share.

Growth of E-Commerce Business

         Revenues derived from the Company's end-to-end e-Services solutions totaled to $6.3 million in the third quarter of 2000, compared to $7.8 million in the second quarter of 2000, and $5.2 million in the first quarter of 2000. This compares with $10.7 million of e-Services revenues for all of 1999.

Inflation

         The Company has not suffered material adverse affects from inflation in the past. However, a substantial increase in the inflation rate in the future may adversely affect customers' purchasing decisions, may increase the costs of borrowing, or may have an adverse impact on the Company's margins and overall cost structure.

Impact of Year 2000 Through the Third Quarter of 2000

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

RISKS RELATED TO OUR BUSINESS

         We have incurred operating losses from time to time and expect to incur net losses and negative cash flow for the remainder of the year. We incurred net losses of $2,667,000 for the year ended December 31, 1999, due in part to $2,600,000 in expenses attributable to the acquisition of our majority ownership interest in T3 Media and an increase in the number of salaried personnel supporting new Solution Branch offices. In 2000, we had a net loss of $9,629,000 for the nine months ended September 30, 2000 due to increased spending in support of our e-Services business, the inclusion of T3 Media's results for the full period and the expenses of closing certain branch locations and streamlining operations. We expect to incur operating and capital expenditures and, as a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot guarantee that we will achieve sufficient revenues for profitability. Even if we do achieve profitability, we cannot guarantee that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected. Because our strategy includes acquisitions of other businesses and opening additional Solution Branch offices, acquisition expenses, any cash used to make these acquisitions and increased operating expenses will reduce our available cash.

         Client Revenue and Geographic Concentrations. We derive a significant portion of our revenues from a relatively limited number of clients primarily located in the New York/New Jersey metropolitan area of the United States. Adverse economic conditions affecting this region could have an adverse effect on the financial condition of our clients located there, which in turn could adversely affect our business and future growth. Revenues from our ten most significant clients accounted for a majority of our revenues during the year ended December 31, 1999. In each of the last three years, we have had at least one customer who represented at least 10% of our revenues for that year. During the year ended December 31, 1997, our largest customer represented 24% of our revenues. During the year ended December 31, 1998, our three largest customers represented 16%, 15% and 12% of our revenues. During the year ended December 31, 1999, our two largest customers represented 23% and 14% of revenues. During the nine months ended September 30, 2000, our largest customer represented 16%. Besides this customer, no other customer represented greater than 10% of our revenues. In any given year, our ten most significant customers may vary based upon specific projects for those clients during that year. There can be no assurance that our significant clients will continue to engage us for additional projects or do so at the same revenue levels. Clients engage us on an assignment-by- assignment basis, and a client can generally terminate an assignment at any time without penalty. The loss of any significant customer could have a material adverse effect on our business, results of operations and financial condition. Our failure to develop relationships with new customers could have a material adverse effect on our business, results of operations and financial condition.

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

         We face difficulties typically encountered by development stage companies in new and rapidly evolving markets because of our new e-commerce initiative. We provide e-commerce Web design and Web business planning, strategic planning and marketing strategy-consulting services through our majority-owned subsidiary, T3 Media, Inc. Revenues from our e-commerce services constituted 21% of our revenues for the year ended December 31, 1999 and 47% for the nine months ended September 30, 2000. These risks involve our and our subsidiary and strategic partners' abilities to:

         |_|      create a customer base;

         |_| respond to changes in a rapidly evolving and unpredictable business environment;

         |_|      maintain current and develop new strategic relationships;

         |_|      manage growth;

         |_|      continue to develop and upgrade technology; and

         |_|      attract, retain and motivate qualified personnel.

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

         We may have difficulty managing our growth. Our expansion is dependent upon, among other things,

         |_| our ability to hire and retain consultants as employees or independent consultants,

         |_| our ability to identify suitable new geographic markets with sufficient demand for our services, hire and retain skilled management, marketing, customer service and other personnel, and successfully manage growth, including monitoring operations, controlling costs and maintaining effective quality and service controls, and

         |_| if we consummate additional acquisitions, our ability to successfully and profitably integrate any acquired businesses into our operations.

         If our management is unable to manage growth or new employees or consultants are unable to achieve anticipated performance levels, our business, results of operations and financial condition could be materially adversely affected.

         We rely on key executives. Our success is highly dependent upon the efforts and abilities of our executive officers, particularly Shmuel BenTov, our Chief Executive Officer and President. In addition, we are dependent upon the services of Frank T. Thoelen, our Chief Financial Officer. Mr. BenTov has entered into an employment agreement, which terminates on December 31, 2001, and Mr. Thoelen has entered into an employment agreement, which was automatically renewed for a one-year period on July 1, 2000. Although these employment agreements contain noncompetition, nondisclosure and nonsolicitation covenants, these contracts do not guarantee that Mr. BenTov or Mr. Thoelen will continue their employment with us. The loss of the services of either of these key executives for any reason could have a material adverse effect upon our business, results of operations and financial condition.

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

         Our President and Chief Executive Officer currently owns a controlling amount of our outstanding shares of common stock; his interests may conflict with yours. As of September 30, 2000, Shmuel BenTov, our President and Chief Executive Officer, beneficially owns 48.31% of our outstanding shares of common stock. Mr. BenTov would most likely be able to control the outcome of any matter requiring shareholder approval.

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

         Our common stock is volatile. The market price of our common stock may be highly volatile. The market prices of securities of other technology-based companies currently are highly volatile. Factors that could cause volatility in our ordinary share price include:

         |_|      fluctuations in our quarterly operating results;

         |_| deviations in our results of operations from the estimates of securities analysts;

         |_| changes in the market valuations of other technology companies and stock market price and volume fluctuations generally;

         |_| economic conditions specific to the information technology and e-commerce industries;

         |_| announcements by us or our competitors relating to new services or technologies, significant acquisitions, strategic relationships, joint ventures or capital commitments;

         |_|      regulatory developments; and

         |_|      additions or departures of our key personnel.

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

         None

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

27       Financial Data Schedule: Information Provided Pursuant to Article 5
of Regulation S-X.

(b)      Reports on Form 8-K

The company filed the following Current Report on Form 8-K during the three-month period ended September 30, 2000.

         (i)      Current Report of Form 8-K, dated October 11, 2000.

         We filed a report of Form 8-K on October 11, 2000 announcing that on September 29, 2000, Level 8 Systems, Inc. and TACT(R) entered into a strategic alliance to deliver high performance e-Business integration solutions for global 1000 companies. Under terms of the agreement Level 8 purchased 500,000 shares of TACT(R)'s common stock at $8.00 per share. In addition, Level 8 received warrants for the purchase of 500,000 shares of TACT(R)'s common stock with an exercise price of $13.00 per share.

         Additional terms of the partnership includes TACT(R) joining the Level 8 eBusiness Alliance Program (LeAP), an innovative approach to offering valued business partners access to the tools and programs necessary to integrate Level 8 solutions with partners' products and services. TACT(R) will become a reseller.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               THE A CONSULTING TEAM, INC.


November 10, 2000                    By:  /s/ Shmuel BenTov
------------------                      ----------------------------------------
Date                                      Shmuel BenTov, President
                                          and Chief Executive Officer


November 10, 2000                    By:  /s/ Frank T Thoelen
-----------------                       ----------------------------------------
Date                                      Frank T Thoelen, Secretary-Treasurer
                                          and Chief Financial Officer