Form 10-K
period 2000-12-31
A CONSULTING TEAM INC
filed 2001-04-02
CIK 1040792

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 2001 was approximately $4,434,000 based on the average of the bid and asked prices of the registrant's Common Stock on The Nasdaq Stock Market(SM) on such date.

As of March 22, 2001, there were 7,116,871 shares of Common Stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, which will be filed on or before April 15, 2001, are incorporated by reference into Part III of the Report.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I.........................................................................1
Item 1.  Business..............................................................1
Item 2.  Properties............................................................5
Item 3.  Legal Proceedings.....................................................5
Item 4.  Submission of Matters to a Vote of Security Holders...................5
PART II .......................................................................5
Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters...................................................5
Item 6.  Selected Financial Data...............................................8
Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations...............................................8
Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........20
Item 8.  Financial Statements and Supplementary Data..........................20
Item 9.  Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure...........................................20
PART III .....................................................................20
Item 10.  Directors and Executive Officers of the Registrant..................20
Item 11.  Executive Compensation..............................................22
Item 12.  Security Ownership of Certain Beneficial Owners and Management......22
Item 13.  Certain Relationships and Related Transactions......................22
PART IV ......................................................................22
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....22

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

ITEM 1.  BUSINESS

General

         Incorporated in 1983, The A Consulting Team, Inc., a New York corporation (the "Company" or "TACT") has provided a wide range of information technology ("IT") consulting, custom application development and training services and solutions to Fortune 1000 and other large organizations. In August of 1997, TACT became a public company, headquartered in New York, NY. In addition to its New York office, TACT has Solution BranchesSM in locations throughout the United States in Clark, NJ, Stamford, CT, Chicago, IL, Atlanta, GA, and Boston, MA. Currently, the Company is in the process of closing its Atlanta, GA and Stamford, CT, Solution Branches and converting them into virtual offices. The Company is also continuing to review its other Solution Branches for possible restructuring into virtual offices in a continuing effort to strive to effectuate the most cost efficient and effective operating structure for the Company and its clients. The virtual office structure that is being implemented will provide the Company with the ability to continue to have a presence in these geographies by the use of wireless, mobile and other technologies. The Company supports all major computer technology platforms and supports client IT projects by using a broad range of third-party software applications.

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

Strategy

         The Company's objective is to continue to provide its clients with high quality, technology-based consulting services in the areas of e-services and enterprise-wide Information Technology consulting, software and training services and solutions. The Company's strategies include the following key components:

         Cross-sell Additional Services to Existing Clients. By offering existing clients additional IT consulting, software and training, TACT intends to leverage its existing client base. The Company's relationships with current clients provide opportunities to market additional services in current and new geographical markets.

         Expand Client Base. The Company is developing additional client relationships in geographic markets where the Company maintains either a virtual office or a Solution Branch, through targeted marketing initiatives, participation in local and national trade shows, user group meetings and conventions, referrals from existing clients and direct mail.

         Acquisitions and Strategic Relationships. The Company continuously looks for companies and other organizations that it may acquire or develop other relationships with that are strategic to the Company's business. The Company has established certain acquisition criteria. It is primarily interested in companies and organizations that are (i) established in geographic locations of the Company, or (ii) has a depth of service offerings that the Company finds attractive.

         Operational Efficiencies & Cost Reductions. The Company is in the process of reducing its cost structure including physical, corporate and general administrative expenses.

T3 Media

         T3 Media, a majority-owned subsidiary of the Company, has restructured its operations by reducing the number of physical locations and personnel and by streamlining its operations. Currently, T3 Media is continuing to explore other alternatives for its operations.

Always-On Software, Inc.

         The Company has a minority ownership in Always-On Software, Inc. Always-On Software is a global provider of software application services ("ASP") based in the heart of New York's Silicon Alley. Their ASP technology allows the customer to use common software applications, such as Microsoft Office, over the Internet without having to buy or install it on their PC.

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

         A Solution Team is typically deployed from one of the Company's local virtual offices or Solution Branches in order to provide solutions to its clients by utilizing local resources. The Company maintains a combination of virtual offices or Solution Branches in New York, NY; Clark, NJ; Stamford, CT; Chicago, IL; Atlanta, GA, and Boston, MA. Management's experience has been that the local presence established by either a virtual office or Solution Branch improves the Company's ability to attract local clients, as well as its ability to attract, develop, motivate and retain locally-based IT professionals. The Company's corporate headquarters supports each virtual office or Solution Branch and performs many functions, which allow the virtual offices or the Solution Branches to focus on recruiting, sales and marketing. Management has developed the TACT Solution Teams and TACT's virtual office/Solution Branch structure, in an effort to advance the Company's objective of establishing and maintaining long-term relationships with its clients. Eleven of the Company's top twenty clients measured by revenue for the year ended December 31, 2000 had been clients for over five years.

         TACT Software. TACT markets and distributes a number of software products developed by independent software developers. The Company believes its relationships with over 80 software clients throughout the country provide opportunities for the delivery of additional TACT consulting and training services. The software products offered by TACT Software are developed in the United States, England and Finland and marketed primarily through trade shows, direct mail, telemarketing, client presentations and referrals. TACT Software personnel currently include sales and marketing personnel as well as 24-hour technical support.

         TACT Training. TACT offers technical training courses to large organizations at either TACT's Training Center or at a client's site. These courses include classes in client/server and legacy technologies as well as in recent technologies, such as JAVA, ActiveX, Active Server Pages and HTML. The Company's training services are included on as "as needed" basis in total project solutions for businesses, in retraining MIS personnel in new technologies, and in software vendor product training. These courses may be customized to address a client's specific needs and are taught at the client's site or at the TACT Training Center.

Clients

         The Company's clients consist primarily of Fortune 1000 companies and other large organizations. The Company's clients operate in a diverse range of industries with a concentration in the financial services industry. Eleven of the Company's top twenty clients measured by revenue for the year ended December 31, 2000 had been clients for over five years. In 2000, the largest customer represented 17% of revenues. Besides this one customer, no other customer represented greater than 10% of the Company's revenues.

TACT Research

         TACT continuously investigates new technologies developed by third parties to determine their viability and potential acceptance in the Fortune 1000 marketplace. The Company's staff works diligently to identify those "bleeding-edge" technologies that will succeed as "leading-edge" business solutions. TACT personnel are trained in delivering these technical solutions.

Sales and Marketing

         TACT's marketing strategy is to develop long-term partnership relationships with existing and new clients that will lead to the Company becoming a preferred provider of IT services. The Company seeks to employ a "cross selling" approach where appropriate to expand the number of services utilized by a single client. Other sales and marketing methods include client referrals, networking and attending trade shows. On December 31, 2000, the Company employed 28 sales and marketing personnel. Another marketing resource, which has also served the Company in its recruiting efforts, is the Company's web site at http://www.tact.com. The web site provides information about TACT consulting and training services and software products to the IT community.

Competition

         The market for IT consulting services is intensely competitive. It is affected by rapid technological advances and includes a large number of competitors. The Company's competitors include the current or former consulting divisions of "Big Five" accounting firms, systems consulting and implementation firms, application software development firms, management consulting firms, divisions of large hardware and software companies, offshore outsourcing companies and niche providers of IT services. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than the Company. In addition, the Company competes with its clients' internal resources, particularly when these resources represent an existing cost to the client. Such competition may impose additional pricing pressures on the Company.

         The Company believes that the principal competitive factors in the IT services market include breadth of services offered, technical expertise, knowledge and experience in the industry, quality of service and responsiveness to client needs. The Company believes it competes primarily based on its in-depth technical expertise, timely delivery of products and services and quality of service.

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

Human Resources

         On December 31, 2000, the Company had 365 personnel, of whom 259 were consultants, 17 were recruiting personnel, 28 were sales and marketing personnel, 5 were technical and customer service personnel, and 56 were executive and administrative personnel. At December 31, 2000, T3 Media had 45 personnel. None of the Company's employees are represented by a labor union, and the Company has never incurred a work stoppage. The Company utilizes the services of a significant number of independent contractors to act as consultants. These independent contractors are not employees of the Company, and there can be no assurance that the services of these independent contractors will continue to be available to the Company on terms acceptable to the Company. The Company is currently in the process of reducing its corporate and general administrative staff at all of its continuing operating locations..

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

ITEM 2.  PROPERTIES

         The Company's executive office is located at 200 Park Avenue South, New York, NY 10003. The Company's executive office is located in a leased facility with a term expiring in January 31, 2003. The leased premises of the principal offices of the Company are approximately 31,000 square feet, including the principal office and additional space of T3 Media in New York, NY. The Company also has leased facilities in Clark, NJ, Stamford, CT, Chicago, IL, Atlanta, GA and Boston, MA. The Company is in the process of restructuring a portion of these leases for its Atlanta, GA and Stamford, CT Solution branches, and for its subsidiary T3 Media. The Company will also continue to review its other leases for its Solution Branches in Boston, MA, Clark, NJ and Chicago, IL, for other potential cost savings.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2000.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

         The Company's Common Stock is currently traded on The Nasdaq National Stock Market(SM) ("Nasdaq") under the symbol "TACX". TACT completed an initial public offering in August 8, 1997. Prior to that date, there was no market for the Company's Common Stock.

         The following table sets forth the quarterly range of high and low sales prices of the Company's Common Stock since August 8, 1997 as reported by
Nasdaq:

    1999                                High           Low
    ----                                ----           ---
    First Quarter                      $8.500         $5.500
    Second Quarter                      9.500          6.875
    Third Quarter                       9.500          4.750
    Fourth Quarter                      6.000          3.750

    2000                                High            Low
    ----                                ----            ---
    First Quarter                     $10.000         $4.625
    Second Quarter                      9.250          6.313
    Third Quarter                       8.063          6.250
    Fourth Quarter                      6.500          1.156


Dividends
         The Company has not paid any cash dividends on its Common Stock and does not anticipate paying cash dividends on its common stock in the foreseeable future.

Holders

         The Company estimates that there were approximately 18 holders of record of the Company's Common Stock on March 22, 2000. The Company believes that the number of beneficial shareholders exceeds 600.

Recent Sales of Unregistered Securities

         During 2000, the Company sold an aggregate of 1,624,996 shares of common stock to investors, in each case in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering, as set forth below. Based on discussions with and representations made by such investors, the Company reasonably believes that each such investor was an accredited and/or sophisticated investor. The Company granted to each investor access to information on the Company necessary to make an informed investment decision.

         On March 19, 2000, Yosi Vardi, Rita Folger, DS Polaris Group, SFK Group and Arison Investments Ltd. invested an aggregate of approximately $2.75 million by purchasing an aggregate of 392,855 shares of common stock at $7.00 per share with 60 day warrants (subsequently extended by an additional 14 days) to purchase an aggregate of 607,142 additional shares of common stock at an exercise price of $7.00 per share (one of which warrants was exercised in part by Arison Investments on June 5, 2000 to purchase 142,857 shares of common stock for an aggregate exercise price of approximately $1 million) and two year warrants to purchase an aggregate of 1,000,000 additional shares of common stock at an exercise price of $13.00 per share.

         On June 5, 2000, Koonras Technologies, Eurocom Communications and Poalim Capital Markets Technologies invested an aggregate of approximately $3.25 million by purchasing an aggregate of 464,284 shares of common stock at $7.00 per share with two year warrants to purchase an aggregate of 464,284 additional shares of common stock at an exercise price of $13.00 per share.

         On June 14, 2000, two investment trusts controlled by Michael G. Jesselson invested $1 million by purchasing an aggregate of 125,000 shares of common stock at $8.00 per share with two year warrants to purchase an aggregate of 125,000 additional shares of common stock at an exercise price of $13.00 per share.

         On September 29, 2000, Level 8 Systems, Inc. invested $4 million by purchasing 500,000 shares of common stock at $8.00 per share with two year warrants to purchase an aggregate of 500,000 additional shares of common stock at an exercise price of $13.00 per share.

Use of Proceeds From Registered Securities

         The effective date of the Company's registration statement on Form SB-2 was August 8, 1997. The Commission file number of such registration statement is 333-29233. Between the effective date and December 31, 2000, the expenses incurred in connection with the issuance and distribution of the securities registered were as follows:

                                  As Previously Reported on
                                          Form 10-K                Additional Expenses       Expenses Incurred to
   Direct or Indirect               for the Period Ending           Incurred Through              Date as of
   Payments to Others:                December 31, 1999            December 31, 2000          December 31, 2000
--------------------------------  -------------------------       --------------------       --------------------
Underwriting discounts and
  commissions                             $1,512,000                      $    -                   $ 1,512,000
Other expenses                               518,300                           -                       518,300
                                         -----------                      ------                   -----------
Total Expenses                             2,030,300                           -                     2,030,300
                                         -----------                      ------                   -----------
Net offering proceeds after
  total expenses                         $21,071,000                      $    -                   $21,071,000
                                         ===========                      ======                   ===========

         Between the effective date and December 31, 2000, net offering proceeds of $21,071,000 were used for the following purposes:

                                As Previously Reported on
                                  Form 10-K for the                                        Use of Proceeds
   Direct or Indirect                 Period Ending                Changes in                  Through
   Payments to Others:             December 31, 1999             Use of Proceeds          December 31, 2000
-------------------------       -------------------------        ---------------          -----------------
Repayment of loans to
  shareholder                         $ 1,045,000                  $        -                $ 1,045,000
Distribution of S
  Corporation earnings to
  shareholder                           2,007,000                           -                  2,007,000
Repayment of debt                       1,940,000                           -                  1,940,000
Working capital and
  general corporate
  purposes                             11,040,000                   5,039,000                 16,079,000
                                      -----------                  ----------                -----------
Total use of proceeds                 $16,032,000                  $5,039,000                $21,071,000
                                      ===========                  ==========                ===========

         The use of proceeds does not represent a material change in the use of proceeds described in the prospectus filed on August 8, 1997. There have been no other changes to the information provided by the Company on Form SR for the period ended April 30, 1997, on Form 10-Q for the period ended September 30, 1997, on Form 10-K for the period ended December 31, 1997, on Form 10-Q for the periods ended March 31, 1998, June 30, 1998, and September 30, 1998 and on Form 10-K for December 31, 1998, on Form 10-Q for the periods ended March 31, 1999, June 30, 1999, and September 30, 1999 ,on Form 10-K for December 31, 1999 and on Form 10-Q for the periods ended March 31, 2000, June 30, 2000 and September 30, 2000.

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

                             Selected Financial Data
           (in thousands, except number of shares and per share data)

                                                                     Year Ended December 31,
                                            -------------------------------------------------------------------
                                                 2000          1999          1998          1997           1996
                                                 ----          ----          ----          ----           ----
Statement of Operations Data:
    Revenues                                $   55,021    $   53,517    $   48,925    $   35,216     $   20,995
    Income (loss) from operations              (18,124)       (3,203)        4,287         3,347            102
    Net income (loss)                          (16,798)       (2,667)        2,785         2,524              8
    Net income (loss) per share-basic
        and dilutive                        $    (2.65)   $    (0.49)   $     0.51
    Shares used in per share calculation     6,329,927     5,485,000     5,488,356

Unaudited Pro Forma Data(1)
    Pro forma income from operations                                                  $    3,310        $ 1,325
    Pro forma net income                                                                   1,966            692
    Pro forma net income per share-
         basic and dilutive                                                           $     0.45     $     0.19
    Weighted average shares outstanding                                                4,409,658      3,729,211

Balance Sheet Data
    Total Assets                            $   27,038    $   28,582    $   28,772    $   25,467     $    5,100
    Long-term debt                                 394           561            15            30             44
    Stockholders' equity                        17,770        22,516        25,183        22,398            811
    Number of shares outstanding at
         year end                            7,116,872     5,485,000     5,485,000     5,485,000      3,550,000
----------------------------------------------------------------------------------------------------------------

(1) The 1996 and 1997 amounts relating to income from operations, net income and net income per share are shown on a proforma basis. The pro forma adjustments reflect (i) reduced executive compensation expense for the CEO, partially offset by increased salary expense related to the Company's hiring of a CFO and (ii) provision for federal and state income taxes as if the Company had been subject to federal and state income taxation as a C Corporation during each of the periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of significant factors affecting the Company's operating results and liquidity and capital resources should be read in conjunction with the accompanying financial statements and related notes.

Overview

         Since 1983, TACT has provided IT services and solutions to Fortune 1000 and other large organizations. In 1997, TACT became a public company (Nasdaq:
TACX), headquartered in New York, NY. In addition to its New York office, TACT has Solution Branches(SM) in locations throughout the United States in Clark, NJ, Stamford, CT, Chicago, IL, Atlanta, GA, and Boston, MA. Currently, the Company is in the process of closing its Atlanta, GA, and Stamford, CT Solution

Branches and converting them into virtual offices. The Company is also continuing to review its other Solution Branches for possible restructuring into virtual offices in a continuing effort to strive to effectuate the most cost efficient and effective operating structure for the Company and its clients. The virtual office structure that is being implemented will provide the Company with the ability to continue to have a presence in these geographies by the use of wireless, mobile and other technologies. Proven performance and public presence gives clients the confidence to rely on TACT as a trusted long-term business partner.

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

         TACT's primary focus is helping clients support their business objectives by assisting them in the transition of their information technologies from traditional mainframe and client/server environments to the Internet and the Web. TACT offers its clients the full scope of the web-enabling process. TACT provides solutions ranging from strategy and design, to development, through conversions and integration. TACT expertise leverages clients' existing systems and data stores to significant business advantage: TACT plays an integral role in taking clients "from bricks and mortar" to "clicks and mortar."

         When TACT is engaged by its clients to implement e-commerce or web-based initiatives, TACT uses a comprehensive methodology to analyze the client's current IT assets. The analysis reveals how much of the IT asset portfolio is ready for the Web, and what is required to web-enable selected portfolio elements. With this information, TACT devises and executes a customized web solution strategy that will ultimately enable the client to reach their business objectives of reduced costs, increased sales and profits, and improved customer services.

         TACT also provides clients with enterprise-wide information technology consulting, training services and software products. TACT solutions cover the entire spectrum of IT needs, including applications, data, and infrastructure. TACT provides complete project life-cycle services--from application and system design, through development and implementation, to documentation and training. Strategic alliances with leading software vendors ensure that TACT solutions are dependable and within the mainstream of industry trends. These partnerships allow TACT to provide a wide variety of business technology solutions such as enterprise reporting solutions, data warehousing, systems strategies, application and database conversions, and application development services.

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

         The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company's operating performance is primarily based upon billing margin (billable hourly rate less the consultant's hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). During 2000, the Company's margins were adversely affected by a decrease in billing rates, an increase in consultant wages and a reduction in consultant utilization rate. Large portions of the Company's engagements are on a time and materials basis. The Company historically had been able to pass on to its clients most of the increases in cost of services; however, the Company was not able to do so in 2000. Accordingly, such increases historically have not had a significant impact on the Company's financial results. While most of the Company's engagements allow periodic price adjustments to address, among other things, increases in consultant costs, there can be no guarantee that clients will continue to accept cost increases. TACT also actively manages its personnel utilization rates by constantly monitoring project requirements and timetables; however utilization rates in 2000 were lower due to a trend in the Company's markets to delay IT projects and slowing of growth rate in demand in e-Commerce and web-based initiatives.. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site, or are encouraged to participate in TACT's training programs in order to expand their technical skill sets.

         Historically, the Company has also generated revenues by selling software licenses and providing training services. In addition to initial software license fees, the Company also derives revenues from the annual renewal of software licenses. Revenues from the sale of software licenses are recognized upon delivery of the software to a customer, because future obligations associated with such revenue are insignificant. Training service revenues are recognized as the services are provided. Beginning in 1999 and extending through 2000, the Company has limited its emphasis on software sales. This has resulted in a significant reduction in software sales in the second half of 1999 through 2000. This trend is expected to continue in 2001 and beyond with software sales only being ancillary to providing IT and e-Services solutions to customers.

         The Company's revenue growth has been driven by three primary factors: increasing the number of consultants on billing, managing the business to attain higher average billing rates through the delivery of higher value-added services to the Company's clients, and carefully managing consultant utilization rates. The Company also has been successful in expanding existing client relationships as well as establishing new client relationships. Such relationships are established and maintained through the Company's local Solution Branch(SM) and virtual offices.

         The Company opened an additional Solution Branch in Boston, MA in 2000. Considering its limited experience with opening Solution Branches, the Company cannot predict when Solution Branches will contribute to the Company's net income. To date, new branches have not achieved break-even. Until break-even occurs, the Company incurs the costs of salaries, marketing and occupancy. Currently, the Company is in the process of closing its Atlanta, GA and Stamford, CT Solution Branches and converting them into virtual offices. The Company is also continuing to review its other Solution Branches for possible restructuring into virtual offices in a continuing effort to strive to effectuate the most cost efficient and effective operating structure for the Company and its clients.

         On October 2, 1998, the Company made an investment in a Web integrator, T3 Media, of $3 million of non-voting convertible preferred stock. On June 23, 1999, the Company converted its preferred stock into a 30% common stock ownership interest and increased its ownership interest in T3 Media to approximately 51% by an additional investment in T3 Media's common stock of $370,000. The acquisition of T3 Media was accounted for using the purchase method of accounting. Accordingly, the results of operations of T3 Media are included in the Company's consolidated results of operations from the date of acquisition. The excess of the purchase price over the estimated fair value of the net identifiable assets acquired totaled $4.0 million and was recorded as goodwill and was being amortized using the straight-line method over 7 years. After extensive review of changing market conditions, it was determined that the carrying value of the intangibles and certain other fixed assets could no be supported, resulting in a write-off of $3.9 million in the fourth quarter of 2000. T3 Media restructured its operations by reducing the number of physical locations and personnel and by streamlining its operations. Currently, T3 Media is continuing to explore other alternatives.

         In 1999, the Company made a minority investment in LightPC.com (renamed Always-On Software, Inc.). In 2000, the Company invested another $2.0 million. At December 31, 2000, the Company owns approximately 10% of Always-On Software, Inc. Always-On Software, Inc. is a global provider of software application services ("ASP") based in the heart of New York's Silicon Alley. Their ASP technology allows the customer to use common software applications, such as Microsoft Office, over the Internet without having to buy or install it on their PC. The Company's investment in Always-On is subject to periodic review to ensure that its market value exceeds the carrying value on TACT(R)'s books. The market conditions for companies operating in this sector have become increasingly adverse over the past couple of quarters. There is a risk that Always-On Software, Inc. will not be able to achieve profitability or positive cash flow in the near term and that it may exhaust its capital resources before achieving profitability and positive cash flow. If this were to occur, TACT(R) might have to write-off a portion or all of its investment.

Results of Operations

         The following tables set forth the percentage of revenues of certain items included in the Company's Statements of Operations:

                                               Year Ended December 31,
                                        -----------------------------------
                                            2000        1999         1998
                                        ----------  ----------  -----------
Revenues                                   100.0%      100.0%       100.0%
Cost of revenues                            71.0%       66.7%        65.7%
                                           ------      ------       ------
Gross profit                                29.0%       33.3%        34.3%
Operating expenses                          61.9%       39.3%        25.5%
                                           ------      ------       ------
Income (loss) from operations              (32.9)%     (6.0)%         8.8%
                                           ------      ------       ------
Net income (loss)                          (30.5)%     (5.0)%         5.7%
                                           =======     ======       ======

Comparison of Year Ended December 31, 2000 to Year Ended December 31, 1999

         Revenues. Revenues of the Company increased by $1.5 million, or 2.8%, from $53.5 million for the year ended December 31, 1999 to $55.0 million for the year ended December 31, 2000. Revenues from IT Services and e-Services increased by $4.3 million, or 8.9%, from $48.5 million in 1999 to $52.9 million in 2000. The increase in 2000 revenues from IT Services and e-Services resulted from the inclusion of T3 Media's revenues for the whole year, an increase in the average number of consultants offset by lower hourly billing rates and a decrease in the consultant utilization rate. The number of consultants engaged by the Company increased during the first two quarters of the year by approximate 21% and decreased in the second half by about 12%. This reduction was almost entirely attributable to the closing of T3 Media's offices in Seattle and San Diego in the third quarter of 2000. Over the course of the year, the net increase in consultant headcount was approximately 9%.

         Software licensing revenues decreased by $2.8 million, or 59.1%, from $4.7 million in 1999 to $1.9 million in 2000. This decrease is directly attributable to the lack of any new products. Software sales are expected to continue decreasing in year 2001 and beyond and will only be ancillary to providing IT Services and e-Services to customers.

         Revenues from training represented less than 1% of the Company's total revenues in both 2000 and 1999 and are expected to remain immaterial in year 2001 and beyond.

         Gross Profit. The resulting gross profit for 2000 decreased by $1.9 million, or 10.5%, from $17.8 million in 1999 to $16.0 million in 2000. Gross margin was adversely affected by the significant decrease in software revenues in 2000, lower hourly billing rates, increased consultant wages and the decrease in the consultant utilization rate as compared to 1999 offset by increased margin on additional IT Services and e-Services revenues. As a percentage of total revenues, gross profit decreased from 33.3% of revenues in 1999 to 29.0% of revenues in 2000.

         Operating Expenses. Operating expenses are comprised of Selling, General and Administrative ("SG&A") expenses, provision for doubtful accounts, depreciation and amortization and impairment of goodwill and other related charges. Operating expenses increased by $13.1 million, or 62.1%, from $21.0 million in 1999 to $34.1 million in 2000. SG&A expenses increased by $7.8 million or 42.8% from $18.2 million in 1999 to $26.1 million in 2000. The increase is attributable to the inclusion of T3 Media's operating expenses with the Company's operating expenses for the entire year ($5.1 million), an increase in the number of salaried personnel supporting branch operations, marketing and sales functions, e-Service initiatives ($2.1 million), increased commission plan costs ($0.9 million) increased occupancy costs, including the depreciation of furniture, equipment and leaseholds ($0.3 million), and an increase in outside professional service fees in support of the numerous corporate transactions in 2000 ($0.7 million). These expenses are reflective of continued efforts to broaden the Company's customer base. The provision for doubtful accounts increased $377,000 or 29.1% from $1.3 million in 1999 to $1.7 million in 2000. The increase was largely attributable to the Company's software business and T3 Media. Depreciation and amortization increased $988,000 or 66.6% from $1.5 million in 1999 to $2.5 million in 2000. Part of this increase is attributable to having a full year of depreciation and amortization charges for the Company's Solution Branches versus a partial year in 1999. Another portion is related to the write-off of certain leaseholds and other fixed assets no longer in use at T3 Media. Due to the change in market conditions and management's estimates of future profitability of T3 Media, a one-time charge of $3.9 million was taken to reflect the impairment of goodwill, together with other related charges.

         Net Loss. As a result of the above-mentioned factors, the Company had a net loss of approximately $16.8 million in 2000 compared to a net loss of $2.7 million in 1999.

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

         Software licensing revenues decreased by $1.5 million, or 24.2%, from $6.2 million in 1998 to $4.7 million in 1999. This decrease is directly attributable to reduced demand for Year 2000-related products because many of its customers licensed Y2K-related products during the last quarter of 1998 and slower than expected sales of new products. Software sales are expected to continue to decrease in year 2000 and beyond and will only be ancillary to providing e-Services solutions to customers.

         Revenues from training represented less than 1% of the Company's total revenues in both 1999 and 1998.

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

         Operating Expenses. Operating expenses increased by $8.6 million, or 68.6%, from $12.5 million in 1998 to $21.0 million in 1999. Expressed as a percentage of sales, operating expenses increased from 25.5% of 1998 revenues to 39.3% of 1999 revenues. The increase is attributable to the acquisition of T3 Media ($2.6 million), an increase in the number of salaried personnel supporting new branch operations, marketing and sales functions ($2.0 million), increased occupancy costs, including the amortization of furniture, equipment and leaseholds ($0.9 million), a provision for doubtful accounts ($1.3 million) and the amortization of goodwill associated with acquisitions ($0.3 million). These expenses are reflective of continued efforts to broaden the Company's customer base, increase its geographic presence and transition to being an e-Services service provider.

         Net Income (Loss). As a result of the above-mentioned factors, the Company had a net loss of approximately $2.7 million in 1999 compared to net income of $2.8 million in 1998.

Liquidity and Capital Resources

         The Company has a line of credit of $2.1 million, with $2.0 million outstanding at December 31, 2000. The Company's principal shareholder guarantees the line of credit. The line of credit bears interest at a variable rate based on prime plus 1%. The rate was 9.5% at December 31, 2000. In addition, the Company's subsidiary, T3 Media has a demand loan with a bank. The amount outstanding at December 31, 2000 and 1999 is $170,000 and $325,000, respectively. This loan bears interest at prime plus 3%. The rate was 11.5% at December 31, 2000. T3 Media has entered into a series of capital lease obligations to finance its expansion plans, covering leasehold improvements, furniture and computer-related equipment. The amount outstanding under such leases was $771,000 at December 31, 2000.

         The Company's cash balances were $838,000 at December 31, 2000 and $5.1 million at December 31, 1999. Net cash used by operating activities in 2000 was $14.4 million compared to net cash used of $2.6 million in 1999, compared to net cash provided of $1.1 million in 1998. In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term commercial paper with a credit rating no lower than A1, P1.

         The Company's accounts receivable, less allowance for doubtful accounts, at December 31, 2000 and December 31, 1999 were $13.6 million and $11.2 million, respectively representing 89 and 84 days of sales outstanding, respectively. The Company has provided an allowance for doubtful accounts at the end of each of the years presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.

         In each of the last three years, the Company has had at least one customer with revenues exceeding 10% of the Company's revenues For the year ended December 31, 2000, the Company had revenues from one customer, which represented 17% of revenues. For the same period in 1999, the Company had revenues from two customers, which represented 23% and 14% of revenues. Besides these customers, no other customer represented greater than 10% of the Company's revenues.

         Net cash used in investing activities was approximately $3.4 million, $3.5 million, and $5.1 million for the year ended December 31, 2000, 1999 and 1998, respectively. In each of the three years, this represented additions to property and equipment of $890,000, $3.1 million and $2.0 million, respectively, as the Company continued to expand its locations and enhance its computing network and infrastructure. In 2000, $2.5 million in cash was used for making minority investments in two different companies, Always-On Software, Inc. ("Always-On") (formerly known as Light PC.com) and Methoda, Ltd. In 1999, cash was used for a majority investment in and advances to T3 Media, net of cash acquired and a minority investment of $300,000 in Always-On. For 1998, this represented the initial investment of $3.0 million in T3 Media's non-voting convertible preferred stock.

         Net cash provided by financing activities was approximately $13.6 million in 2000, while $1.8 million was used for financing activities in 1999. During 2000, the Company sold an aggregate of 1,624,996 shares of common stock to investors, in each case in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering, as set forth below.

         On March 19, 2000, Yosi Vardi, Rita Folger, DS Polaris Group, SFK Group and Arison Investments Ltd. invested an aggregate of approximately $2.75 million by purchasing an aggregate of 392,855 shares of common stock at $7.00 per share with 60 day warrants (subsequently extended by an additional 14 days) to purchase an aggregate of 607,142 additional shares of common stock at an exercise price of $7.00 per share (one of which warrants was exercised in part by Arison Investments on June 5, 2000 to purchase 142,857 shares of common stock for an aggregate exercise price of approximately $1 million) and two year warrants to purchase an aggregate of 1,000,000 additional shares of common stock at an exercise price of $13.00 per share.

         On June 5, 2000, Koonras Technologies, Eurocom Communications and Poalim Capital Markets Technologies invested an aggregate of approximately $3.25 million by purchasing an aggregate of 464,284 shares of common stock at $7.00 per share with two year warrants to purchase an aggregate of 464,284 additional shares of common stock at an exercise price of $13.00 per share.

         On June 14, 2000, two investment trusts controlled by Michael G. Jesselson invested $1 million by purchasing an aggregate of 125,000 shares of common stock at $8.00 per share with two year warrants to purchase an aggregate of 125,000 additional shares of common stock at an exercise price of $13.00 per share.

         On September 29, 2000, Level 8 Systems, Inc. invested $4 million by purchasing 500,000 shares of common stock at $8.00 per share with two year warrants to purchase an aggregate of 500,000 additional shares of common stock at an exercise price of $13.00 per share.

         In addition, 6,875 shares of common stock were issued pursuant to the exercise of options issued under the Company's stock option plan.

         The Company borrowed $2 million under its revolving credit line. These amounts were offset by payments on other bank borrowings, capital leases and long-term debt in the amount of $300,000. The Company currently is negotiating with several financial institutions to replace its line of credit with an increased line. If it is unsuccessful in obtaining the new line with satisfactory terms and needs funds to repay its current line, its principal shareholder has committed to lend funds to the Company in order to repay up to $2.0 million of its current line of credit.

         In management's opinion, cash flows from operations and borrowing capacity combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months. There may be circumstances that would accelerate its use of liquidity sources, including, but not limited to, its ability to implement a profitable business model which may include further restructuring charges. If this occurs, the Company may, from time to time, incur additional indebtedness or issue, in public or private transactions, equity or debt securities. However, there can be no assurance that suitable debt or equity financing will be available to us.

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

         Operating Losses

         The Company has incurred operating losses in the last two years and may continue to incur net losses and negative cash flow in 2001. The Company incurred net losses of $2.7 million for the year ended December 31, 1999, of which $2.2 million was attributable to the inclusion of T3 Media's results of operations for the six months that it was consolidated. In 2000, the Company had a net loss of $16.8 million of which $5.5 million was attributable to T3 Media (including certain one-time charges referred to below). The remaining loss of $11.3 million was attributable to the Company's continuing investment in its end-to-end e-Services business and higher expenses associated with its solution branches and the expenses of closing certain operations and streamlining others. In addition, in the fourth quarter, the Company recorded a $3.9 million charge to reflect the impairment of goodwill and other related charges. The Company may incur further operating losses and continue to make capital expenditures and, as a result, may need to generate significant revenues to achieve profitability. The Company cannot guarantee that the Company will achieve sufficient cost reductions or revenues to achieve profitability. Even if it does achieve profitability, there is no guarantee that the Company can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly the Company will continue to experience losses and the results of operations and financial condition will be materially and adversely affected.

         Capital Requirements

         The Company may be unable to meet its future capital requirements. The Company will require additional financing in the future in order to continue to implement its product and services development, marketing and other corporate programs. The Company currently is negotiating with a financial institution to replace its line of credit with an increased line. The Company may not be able to obtain such financing or obtain it on acceptable terms. Without additional financing, the Company may be forced to delay, scale back or eliminate some or all of its product and services development, marketing and other corporate programs. If the Company is able to obtain such financing, the terms may contain restrictive covenants that might negatively affect its shares of common stock, such as limitations on payments of dividends or, in the case of a debt financing, reduced earnings due to interest expenses. Any further issuance of equity securities would likely have a dilutive effect on the holders of its shares of common stock. Its business, operating results and financial condition may be materially harmed if revenues do not develop or grow slower than the Company anticipates, if operating expenses exceed its expectations or cannot be reduced accordingly, or if the Company cannot obtain additional financing.

         Dependence on Limited Number of Clients

         The Company derives a significant portion of its revenues from a relatively limited number of clients primarily located in the New York/New Jersey metropolitan area of the United States. Adverse economic conditions affecting this region could have an adverse effect on the financial condition of its clients located there, which in turn could adversely impact its business and future growth. Revenues from its ten most significant clients accounted for a majority of its revenues for each of the three years ended December 31, 2000. In each of the last three years, the Company has had at least one customer with revenues exceeding 10% of the Company's revenues. For the year ended December 31, 2000, the Company had revenues from one customer which represented 17% of revenues. For the same period in 1999, the Company had revenues from two customers which represented 23% and 14% of revenues. Besides these customers, no other customer represented greater than 10% of the Company's revenues. In any given year, its ten most significant customers may vary based upon specific projects for those clients during that year. There can be no assurance that its significant clients will continue to engage us for additional projects or do so at the same revenue levels. Clients engage the Company on an assignment-by-assignment basis, and a client can generally terminate an assignment at any time without penalties. The loss of any significant customer could have a material adverse effect on its business, results of operations and financial condition. A failure of the Company to develop relationships with new customers could have a material adverse effect on its business, results of operations and financial condition.

         Project Risk

         The Company's projects entail significant risks. Many of its engagements involve projects that are critical to the operations of its clients' businesses and provide benefits that may be difficult to quantify. The Company's failure or inability to meet a client's expectations in the performance of the Company's services could result in a material adverse change to the client's operations and therefore could give rise to claims against the Company or damage its reputation, adversely affecting its business, results of operations and financial condition.

         Rapid Technological Change

         The Company's business is subject to rapid technological change and is dependent on new solutions. Our success will depend in part on its ability to develop information technology solutions to meet client expectations, including e-commerce solutions, and offer software solutions that keep pace with continuing changes in information technology, evolving industry standards, changing client preferences and a continuing shift to outsourced solutions by clients. The Company cannot assure you that it will be successful in adequately addressing the outsourcing market or other information technology developments on a timely basis or that, if addressed, the Company will be successful in the marketplace. The Company also cannot assure you that products or technologies developed by others will not render its services uncompetitive or obsolete. Our failure to address these developments could have a material adverse effect on its business, results of operations and financial condition.

         e-Business Initiatives

         The Company faces difficulties typically encountered by development state companies in rapidly evolving markets because of its e-commerce initiative. The Company provides e-commerce Web design and Web business planning, strategic planning and marketing strategy-consulting services and other related e-business services. The Company also provides remote application hosting and off-site documentation storage to Web-based companies through a strategic relationship with Always-On Software, Inc. Revenues from its e-commerce services constituted 21% of its revenues for the year ended December 31, 1999 and 51% for the year ended December 31, 2000. The Company cannot assure you that any products or services developed by it, or its strategic partners will achieve market acceptance. The risks involved in these service offering include the Company's and its strategic partners' abilities to:

         o  create a customer base;

         o respond to changes in a rapidly evolving and unpredictable business environment;

         o  maintain current and develop new strategic relationships;

         o  manage growth;

         o  continue to develop and upgrade technology; and

         o  attract, retain and motivate qualified personnel.

         Possibility That Customers May Not Do Business With The Company

         The Company's existing customers may decide not to continue to do business with the Company, and potential customers may decide not to engage the Company, or may conduct business with the Company on terms that are less favorable than those currently extended, due to the Company's operating losses in the past two years. In those events, the Company's net revenues would decrease, and the Company's business would be adversely affected.

         Billing Margins

         The Company's ability to maintain billing margins is uncertain. We derive revenues primarily from the hourly billing of its consultants' services and, to a lesser extent, from fixed-price projects. Our most significant cost is project personnel cost, which consists of consultant salaries and benefits. Thus, our financial performance is primarily based upon billing margin (billable hourly rate less the consultant's hourly cost) and personnel utilization rates (number of days worked by a consultant during a two-week billing cycle divided by the number of billing days in that cycle). The billing margin decreased in 2000 due principally to lower billing rates and lower utilization rates. There can be no assurance, however, that its revenues will continue to be billed primarily on a time and materials basis or that the Company will be able to continue to pass along increases in its cost of services to its clients.

         Managing Growth

         The Company may have difficulty managing its growth. Our expansion is dependent upon, among other things,

         o our ability to hire and retain consultants as employees or independent consultants,

         o our ability to identify suitable new geographic markets with sufficient demand for our services, hire and retain skilled management, marketing, customer service and other personnel, and successfully manage growth, including monitoring operations, controlling costs and maintaining effective quality and service controls, and

         o if the Company consummates additional acquisitions, its ability to successfully and profitably integrate any acquired businesses into its operations.

         If our management is unable to manage growth or new employees or consultants are unable to achieve anticipated performance levels, our business, results of operations and financial condition could be materially adversely affected.

         Dependence on Chief Executive Officer

         The Company's success is highly dependent upon the efforts and abilities of Shmuel BenTov, its Chief Executive Officer and President. Mr. BenTov has entered into an employment agreement with the Company, which terminates on December 31, 2001. Although his employment agreement contains non-competition, nondisclosure and non-solicitation covenants, this contract does not guarantee that Mr. BenTov will continue his employment with Company. The loss of services of Mr. BenTov for any reason could have a material adverse effect upon the Company's business, results of operations and financial condition.

         Fluctuations in Quarterly Operating Results

         The Company's quarterly results of operations are variable. Variations in its revenues and results of operations occur from time to time as a result of a number of factors, such as the timing of closing of Solution Branch offices, the size and significance of client engagements commenced and completed during a quarter, the number of business days in a quarter, consultant hiring and utilization rates and the timing of corporate expenditures. The timing of revenues is difficult to forecast because its sales cycle can be relatively long and may depend on such factors as the size and scope of assignments and general economic conditions. A variation in the number of client assignments or the timing of the initiation or the completion of client assignments, particularly at or near the end of any quarter, can cause significant variations in results of operations from quarter to quarter and can result in losses to us. In addition, its engagements generally are terminable by the client at any time without penalties. Although the number of consultants can be adjusted to correspond to the number of active projects, The Company must maintain a sufficient number of senior consultants to oversee existing client projects and to assist with its sales force in securing new client assignments. An unexpected reduction in the number of assignments could result in excess capacity of consultants and increased selling, general and administrative expenses as a percentage of revenues. The Company has also experienced, and may in the future experience, significant fluctuations in the quarterly results of its software sales as a result of the variable size and timing of individual license transactions, competitive conditions in the industry, changes in customer budgets, and the timing of the introduction of new products or product enhancements. In the event that its results of operations for any period are below the expectation of market analysts and investors, the market price of its shares of common stock could be adversely affected.

         Volatility of Stock Price

         The Common Stock may be subject to wide fluctuations in price in response to variations in quarterly results of operations and other factors, including acquisitions, technological innovations and general economic or market conditions. In addition, stock markets have experienced extreme price and volume trading volatility in recent years. This volatility has had a substantial effect on the market price of many technology companies and has often been unrelated to the operating performance of those companies. This volatility may adversely affect the market price of its Common Stock. Additionally, there can be no assurance that an active trading market for the Common Stock will be sustained.

         Possible Removal From Quotation Of Common Stock On NASDAQ And Resulting Market Illiquidity

         The Company's common stock is quoted on the NASDAQ National Market. Continued quotation of its common stock on the NASDAQ National Market will require, among other criteria, that (i) the minimum bid price for its common stock be at least $1.00 per share and (ii) the public float, not including shares held by affiliates of the Company, consists of at least 750,000 shares of common stock, have an aggregate value of at least $5,000,000. On March 22, 2001, the minimum bid price for the Company's common stock was $1.25, and the aggregate value of the Company's public float, not including common stock held by affiliates of the Company, was approximately $4,434,000, based on the average of the bid and asked prices of the Company's common stock on such date. If the aggregate value of the Company's public float, not including common stock held by affiliates of the Company, continues to be less than $5,000,000, or if the Company fails to meet each of the other applicable continued listing requirements, the Company's common stock could be removed from quotation on the NASDAQ National Market.

         In such event, the Company could apply to have its common stock included for quotation on the NASDAQ Small-Cap Market, which would require, among other criteria, that the minimum bid price for the Company's common stock be at least $1.00 per share. If the minimum bid price for the Company's common stock decreased to less than $1.00 per share, or if the Company failed to meet each of the other applicable continued listing requirements, the Company's common stock could fail to be approved for quotation on the NASDAQ Small-Cap Market or, if initially approved for quotation, could be removed from quotation on the NASDAQ Small-Cap Market as well. In such event, any trading in the Company's common stock would thereafter be conducted in the over-the-counter market on the NASD's OTC Electronic Bulletin Board or in the "pink sheets."

         As a result of the Company's common stock being removed from quotation on the NASDAQ National Market or the NASDAQ Small-Cap Market, the liquidity of the Company's common stock could be reduced and the coverage of the Company by security analysts and media could be reduced, which could result in lower prices for the Company's common stock than might otherwise prevail and could also result in larger spreads between the bid and asked prices for the Company's common stock. Additionally, certain investors will not purchase securities that are not quoted on the NASDAQ National Market, which could materially impair the Company's ability to raise funds through the issuance of its common stock or other securities convertible into its common stock.

         In addition, if the Company's common stock is removed from quotation on NASDAQ and the trading price of its common stock is less than $5.00 per share, trading in its common stock would also be subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended. Under that Rule, broker and dealers who recommend such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the Securities and Exchange Commission, any equity security not traded on an exchange or quoted on NASDAQ or the OTC Bulletin Board that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the market liquidity of the Company's common stock. There can be no assurance that the Company's common stock will not be removed from quotation on NASDAQ or treated as penny stock.

         Competition

         The market for information technology services includes a large number of competitors, is subject to rapid change and is highly competitive. Its primary competitors include participants from a variety of market segments, including the current and former consulting divisions of the "Big Five" accounting firms, interactive advertising agencies, web development companies, systems consulting and implementation firms, application software firms and management consulting firms. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than the Company. In addition, the Company competes with its clients' internal resources, particularly when these resources represent a fixed cost to the client. In the future, such competition may impose additional pricing pressures on us. The Company cannot assure you that it will compete successfully with its existing competitors or with any new competitors.

         Intellectual Property Rights

         The Company's business includes the development of custom software applications in connection with specific client engagements. Ownership of such software is generally assigned to the client. The Company relies upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom the Company license intellectual property. The Company enters into confidentiality agreements with its employees and limits distribution of proprietary information. However, the Company cannot assure you that the steps taken by us in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. The Company is subject to the risk of litigation alleging infringement of third-party intellectual property rights. Any such claims could require us to spend significant sums in litigation, pay damages, develop non-infringing intellectual property or acquire licenses to the intellectual property, which is the subject of the asserted infringement. In addition, the Company is aware of other users of the term "TACT" and combinations including "A Consulting," which users may be able to restrict our ability to establish or protect our right to use these terms. The Company has in the past been contacted by other users of the term "TACT" alleging rights to the term. The Company has completed filings with the U.S. Patent and Trademark Office in order to protect certain marks, including "TACT" and "The A Consulting Team." Our inability or failure to establish rights to these terms or protect its rights may have a material adverse effect on our business, results of operations and financial condition.

         Going Concern

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the years ended December 31, 2000 and 1999, the Company reported net losses of $16.8 million and $2,7 million, respectively. Additionally, the Company has an accumulated deficit of $15,4 million as of December 31, 2000. The Company believes that its continuing focus on cost reductions, together with a number of other operational changes, including the closing of certain branch offices and the restructuring of its subsidiary, T3 Media, Inc. in 2001, will result in the attainment of profitable operations. In addition, the Company currently is negotiating with a financial institution to replace its line of credit with an increased line. If it is unsuccessful in obtaining the new line with satisfactory terms and needs additional funds to repay its current line or for other working capital purposes, its principal shareholder has committed to lend such funds to the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has not entered into the market risk sensitive transactions required to be disclosed under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See financial statements on pages F-3 through F-17 of this Annual Report on Form 10-K.

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

         Shmuel BenTov, 49, is the founder of TACT and has been the Chairman of the Board, Chief Executive Officer and President of the Company since its establishment in 1983. Mr. BenTov received a B.Sc. in Economics and Computer Science in 1979 from the Bar-Ilan University in Israel. From 1979 to 1983, Mr. BenTov was a consultant Database Administrator and then an Account Manager with Spiridellis & Associates. From 1972 to 1979, Mr. BenTov served with the Israeli Defense Forces as a Programmer, Analyst, Project Manager, Database Administrator and Chief Programmer.

         Frank T. Thoelen, 52, has been the Chief Financial Officer and Treasurer-Secretary of the Company since August 1997. Mr. Thoelen is a C.P.A. and received a B.S. in Public Accounting in 1971 from the University at Albany, New York. Before joining the Company in June 1997, Mr. Thoelen was President of FTT Consulting Inc., his own consulting firm. From 1971 to 1996, Mr. Thoelen was with Arthur Andersen LLP, an international consulting and business advisory firm. From 1989 to 1996, he was the Division Head for the Business Systems Consulting and Computer Risk Management Business Unit.

         Joseph E. Imholz, 69, has been a director of the Company since August 1997. Mr. Imholz received a B.S. in Management in 1957 from Hofstra University. From 1987 until his retirement in 1995, Mr. Imholz was Vice President and Chief

Information Officer of the Property and Casualty Division of Metropolitan Life Insurance Co. ("MetLife").

         Steven S. Mukamal, 61, has been a director of the Company since August 1997. Mr. Mukamal received a B.A. in 1962 from Michigan State University and a J.D./L.L.B. in 1965 from Brooklyn Law School. Since 1965, he has been a member and senior partner of the law firm Barst & Mukamal LLP. Mr. Mukamal specializes in the areas of immigration and nationality law, consular law and real estate and debt restructuring.

         Reuven Battat, 45, has been a director of the Company since August 1997. Mr. Battat recently became President and CEO of ProcureNet Inc. Mr. Battat was the Senior Vice President and General Manager of Global Marketing for Computer Associates International, Inc. and from 1995 through 1999 was responsible for Computer Associates' worldwide marketing activities and long-term planning of product development in new and emerging markets.

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

         Based on a review of such timely filed forms received by it and representations by persons that would be required to file such forms, the Company believes that all required filings by current executive officers and directors have been timely filed, except as follows:

         Joseph Judenberg became a Senior Vice President of the Company on May 3, 1999, and reported late on a Form 3 filed on May 15, 2000. Mr. Judenberg reported one transaction late on a Form 4 filed on May 15, 2000.

         Reuven Battat, a director of the Company, reported two transactions late on two Forms 4, each filed on May 15, 2000.

         Joseph Imholz, a director of the Company, reported two transactions late on two Forms 4 each filed on May 15, 2000. Steven Mukamal, a director of the Company, reported two transactions late on two Forms 4 each filed on May 15, 2000.

         Frank Thoelen, a director and the Chief Financial Officer of the Company, reported two transactions late on two Forms 4 each filed on May 17, 2000.

         Shmuel BenTov, a director and the President and Chief Executive Officer of the Company, reported one transaction late on a Form 4 filed on May 17, 2000. Mr. BenTov also reported an aggregate of nine transactions by himself, his spouse and his two minor children (for whom he acts as custodian) late on a Form 5 filed on February 14, 2001.

         Global Credit Corp. (Overseas) Ltd. and Charles Ewert, 10% owners of outstanding common stock of the Company, jointly reported one transaction late on a Form 4 filed on August 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 15, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 15, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company has a line of credit of $2,100,000 of which $2,000,000 was outstanding at December 31, 2000 and $ 0 outstanding at December 31, 1999. The line of credit is guaranteed by the Company's principal shareholder and bears interest at a variable rate based on prime plus 1% (9.50% at December 31, 2000 and 8.50% at December 31, 1999). Also, if the Company needs funds to repay its current line, its principal shareholder has committed to lend funds to the Company in order to repay up to $2.0 million of its current line of credit.

         At December 31, 2000, T3 Media has a $170,000 note, payable upon demand and renewable every ninety days, at the banks' option. The Company and an officer of T3 Media guarantee this note.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report at F-1.

(a)(3) Listing of Exhibits

Exhibit
Number         Description of Exhibits
-------        -----------------------

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

10.1.2 Amendment to the Stock Option and Award Plan of the Registrant, incorporated by reference to Form S-8-Filed December 12, 1997.

10.2 Form of Employment Agreement, dated August 7, 1999, between the Registrant and Shmuel BenTov.

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

10.10    Shmuel BenTov Letter Commitment, dated March 29, 2001.

21       Subsidiaries of the Registrant

23.1     Consent of Ernst & Young LLP.

(b) Reports on Form 8-K filed in the fourth quarter of 1999:

         A report on Form 8-K regarding Level 8 Systems, Inc.'s purchase of common stock and warrants to purchase common stock of the Company was filed on October 11, 2000. No other reports on Form 8-K were filed during the quarter ended December 31, 2000.

(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    THE A CONSULTING TEAM, INC.


                                                    By: /s/ Shmuel BenTov
                                                        -----------------------
                                                        Shmuel BenTov, President
                                                        Chief Executive Officer
                                                        Date: March 30, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                                           Title                                     Date
------------------                  -----------------------------------------------           --------------
/s/ Shmuel BenTov                   President, Chief Executive Officer and Director           March 30, 2001
--------------------------          (Principal Executive Officer)
    Shmuel BenTov

/s/ Frank T Thoelen                  Chief Financial Officer and Director                     March 30, 2001
--------------------------          (Principal Financial and Accounting Officer)
    Frank T Thoelen

/s/ Reuven Battat                   Director                                                  March 30, 2001
--------------------------
    Reuven Battat

/s/ Joseph Imholz                   Director                                                  March 30, 2001
--------------------------
    Joseph Imholz

/s/ Steven Mukamal                  Director                                                  March 30, 2001
--------------------------
    Steven Mukamal

ITEM 14 (a) (1) and (2)

                           THE A CONSULTING TEAM, INC.


The following consolidated financial statements and financial statement schedule of The A Consulting Team, Inc. are included in Item 8:

Consolidated Balance Sheets at December 31, 2000 and 1999....................F-3
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998...........................................F-4
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998.....................................F-5
Consolidated Statements of Cash Flows for the years
  ended December 31, 2000, 1999 and 1998.....................................F-6
Notes to Consolidated Financial Statements...................................F-7
The following consolidated financial statement schedule of
  The A Consulting Team, Inc. is included in Item 14(d):
  Schedule II - Valuation and Qualifying Accounts............................S-1

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS




Board of Directors
The A Consulting Team, Inc.

         We have audited the accompanying consolidated balance sheets of The A Consulting Team, Inc. (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The A Consulting Team, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP


New York, New York
February 21, 2001

                           THE A CONSULTING TEAM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,        December 31,
                                                                                      2000                1999
                                                                                  ------------        ------------
                                  Assets
Current Assets:
     Cash and cash equivalents                                                    $   837,946         $ 5,082,519
     Accounts receivable, less allowance for doubtful accounts of
        $948,397 and $682,424 at December 31, 2000 and 1999, respectively          13,596,875          11,234,140
     Unbilled receivables                                                                   -             121,545
     Prepaid software licenses                                                      2,000,000                   -
     Prepaid or refundable income taxes                                             1,575,510             564,491
     Prepaid expenses and other current assets                                        132,423             164,603
                                                                                  -----------         -----------
        Total current assets                                                       18,142,754          17,167,298
Investments, at cost                                                                2,820,638             300,000
Property and equipment, at cost, less accumulated
     depreciation and amortization                                                  5,847,092           7,086,342
Goodwill (net)                                                                              -           3,749,630
Deposits                                                                              227,055             279,184
                                                                                  -----------         -----------
        Total assets                                                              $27,037,539         $28,582,454
                                                                                  ===========         ===========

                   Liabilities and Shareholders' Equity
Current Liabilities:
     Loans payable - banks                                                        $ 2,170,000         $   325,000
     Accounts payable and accrued expenses                                          6,098,951           4,613,460
     Deferred revenue                                                                 166,015              97,536
     Deferred income taxes                                                                  -              57,000
     Current portion of capital  lease obligation                                     376,288             307,950
     Current portion of long-term debt                                                      -              14,966
                                                                                  -----------         -----------
        Total current liabilities                                                   8,811,254           5,415,912
Capital lease obligation                                                              394,379             560,755
Other long-term liabilities                                                            62,139              89,329
Commitments
Shareholders' equity:
     Preferred stock, $.01 par value; 2,000,000 shares
        authorized; no shares issued or outstanding                                         -                   -
     Common stock, $.01 par value; 10,000,000 shares authorized;
        7,116,871 (2000) and 5,485,000 (1999) issued and outstanding                   71,169              54,850
     Additional paid-in capital                                                    33,086,689          21,051,758
     Retained earnings (accumulated deficit)                                      (15,388,091)          1,409,850
                                                                                  -----------         -----------
        Total shareholders' equity                                                 17,769,767          22,516,458
                                                                                  -----------         -----------
        Total liabilities and shareholders' equity                                $27,037,539         $28,582,454
                                                                                  ===========         ===========

                 See accompanying notes to financial statements

                           THE A CONSULTING TEAM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Year Ended December 31,
                                                           ----------------------------------------------------
                                                                2000                1999                1998
                                                           ------------         -----------         -----------
Revenues                                                   $ 55,021,679         $53,517,328         $48,924,603
Cost of revenues                                             39,069,237          35,695,206          32,167,572
                                                           ------------         -----------         -----------
Gross profit                                                 15,952,442          17,822,122          16,757,031
Operating expenses:
     Selling, general and administrative                     26,057,606          18,247,702          12,028,450
     Provision for doubtful accounts                          1,671,457           1,294,507                   -
     Depreciation and amortization                            2,470,723           1,482,935             441,208
     Impairment of goodwill and other related charges         3,876,547                   -                   -
                                                           ------------         -----------         -----------
                                                             34,076,333          21,025,144          12,469,658
                                                           ------------         -----------         -----------
Income (loss) from operations                               (18,123,891)         (3,203,022)          4,287,373
Interest income                                                  94,248             656,759             650,404
Interest expense                                               (300,581)            (92,373)             (3,020)
                                                           ------------         -----------         -----------
Interest income (expense), net                                 (206,333)            564,386             647,384
                                                           ------------         -----------         -----------
Income (loss) before income taxes                           (18,330,224)         (2,638,636)          4,934,757
     Income taxes                                            (1,532,283)             28,000           2,150,000
                                                           ------------         -----------         -----------
Net income (loss)                                          ($16,797,941)        ($2,666,636)        $ 2,784,757
                                                           ============         ===========         ===========

Net income (loss) per share - basic and diluted                  ($2.65)             ($0.49)              $0.51
                                                           ============         ===========         ===========



                 See accompanying notes to financial statements

                           THE A CONSULTING TEAM, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                          Retained
                                                                                          Additional      Earnings
                                            Preferred Stock          Common Stock          Paid-In      (Accumulated
                                          Shares      Amount       Shares      Amount      Capital         Deficit)         Total
                                        --------------------------------------------------------------------------------------------
Balance, January 1, 1998                        -         $ -    5,485,000    $54,850    $21,051,758      $1,291,729    $22,398,337
   Net income                                   -           -            -          -              -       2,784,757      2,784,757
                                        ----------  ----------  -----------  ---------  -------------  --------------  -------------
Balance, December 31, 1998                      -           -    5,485,000     54,850     21,051,758       4,076,486     25,183,094
   Net loss                                     -           -            -          -              -      (2,666,636)    (2,666,636)
                                        ----------  ----------  -----------  ---------  -------------  --------------  -------------
Balance, December 31, 1999                      -           -    5,485,000     54,850     21,051,758       1,409,850     22,516,458
   Investment by new shareholder's                               1,624,996     16,250     11,983,750                     12,000,000
   Exercise of employee stock options                                6,875         69         51,181                         51,250
   Net loss                                     -           -            -          -              -     (16,797,941)   (16,797,941)
                                        ----------  ----------  -----------  ---------  -------------  --------------  -------------
Balance, December 31, 2000                      -         $ -    7,116,871    $71,169    $33,086,689    ($15,388,091)   $17,769,767
                                        ==========  ==========  ===========  =========  =============  ==============  =============


                 See accompanying notes to financial statements

                           THE A CONSULTING TEAM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year Ended December 31,
                                                            -------------------------------------------------
                                                                  2000              1999             1998
                                                            ---------------     ------------      -----------
Cash flows from operating activities:
Net income (loss)                                             ($16,797,941)     ($2,666,636)      $2,784,757
Adjustments to reconcile net income (loss)  to  net cash
  used in operating activities, net of acquired assets:
       Depreciation and amortization                             2,470,723        1,482,935          441,208
       Impairment of goodwill and other related charges          3,876,547                -                -
       Deferred income taxes                                       (57,000)        (625,000)         324,000
       Provision for doubtful accounts                           1,671,457        1,294,507                -
       Changes in operating assets and liabilities:
           Accounts receivable                                  (4,034,192)      (3,049,377)      (1,611,027)
           Unbilled receivables                                    121,545           73,007                -
           Prepaid software licenses                            (2,000,000)               -                -
           Prepaid or refundable income taxes                   (1,011,019)         110,009         (674,500)
           Prepaid expenses and other current assets                32,180          297,002         (349,057)
           Accounts payable and accrued expenses                 1,263,409          508,743          737,394
           Deferred revenue                                         68,479         (112,251)               -
           Income taxes payable                                          -          (10,829)        (527,376)
           Other long-term liabilities                             (27,190)          89,329                -
                                                              ------------      -----------       ----------
Net cash (used in) provided by operating activities            (14,423,002)      (2,608,561)       1,125,399

Cash flows from investing activities:
Purchase of property and equipment                                (890,341)      (3,086,693)      (2,018,833)
Investment and advances to T3 Media, Inc., net of
    cash acquired                                                        -          (95,591)      (3,000,000)
Investments at cost                                             (2,520,638)        (300,000)               -
Deposits                                                            (1,871)         (45,363)         (34,571)
                                                              ------------      -----------       ----------
Net cash used in investing activities                           (3,412,850)      (3,527,647)      (5,053,404)

Cash flows from financing activities:
Proceeds from sale of common stock                              12,051,250                -                -
Proceeds from loan payable                                       2,000,000                -                -
Repayment of loan payable                                         (155,000)      (1,674,820)               -
Repayment of long-term debt                                        (14,966)         (15,126)         (13,967)
Repayment of capital lease obligation                             (290,005)         (94,365)               -
                                                              ------------      -----------       ----------
Net cash provided by (used in) financing activities             13,591,279       (1,784,311)         (13,967)
                                                              ------------      -----------       ----------

Net increase (decrease) in cash and cash equivalents            (4,244,573)      (7,920,519)      (3,941,972)
Cash and cash equivalents at beginning of year                   5,082,519       13,003,038       16,945,010
                                                              ------------      -----------       ----------
Cash and cash equivalents at end of year                          $837,946       $5,082,519      $13,003,038
                                                              ============      ===========      ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                          $178,596          $92,692           $3,020
                                                              ============      ===========      ===========
Cash paid during the period for income taxes                           $ -         $610,800       $3,027,876
                                                              ============      ===========      ===========

Supplemental disclosure of non-cash investing
  and financing activity:
Capital lease obligation                                          $191,967         $442,429              $ -
                                                              ============      ===========      ===========

                See accompanying notes to financial statements.

                           THE A CONSULTING TEAM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


1. SIGNIFICANT ACCOUNTING POLICIES

     Description of Business and Basis of Presentation

         The A Consulting Team, Inc. (the "Company") was incorporated on February 16, 1983, in the State of New York and provides information technology consulting, custom application development and training services and solutions to Fortune 1000 companies. The Company's customers are primarily located in the New York/New Jersey metropolitan area.

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the years ended December 31, 2000 and 1999, the Company reported net losses of $16,797,941 and $2,666,636, respectively. Additionally, the Company has an accumulated deficit of $15,388,091 as of December 31, 2000. The Company believes that its continuing focus on cost reductions, together with a number of other operational changes, including the closing of certain branch offices and the restructuring of its subsidiary, T3 Media, Inc. in 2001, will result in the attainment of profitable operations. In addition, the Company currently is negotiating with several financial institutions to replace its line of credit (see Note 6) with an increased line. If it is unsuccessful in obtaining the new line with satisfactory terms and needs to repay its current line, its principal shareholder has committed to lend such funds to the Company in order to repay up to $2.0 million of its current line of credit.

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

     Earnings Per Share

         Basic and diluted earnings per share is calculated in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings per Share."

     Cash Equivalents

         The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents.

     Property and Equipment

         Property and equipment acquired after December 31, 1994 are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Property and equipment acquired prior to January 1, 1995 are depreciated using an accelerated method over the estimated useful lives of the assets, which range from five to seven years.

                           THE A CONSULTING TEAM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     Prepaid Software Licenses

         Prepaid software licenses represent the amounts paid during 2000 for the right to resell certain licensed software products. Such amounts will be charged to cost of sales when revenue from the sale of the software products is recognized. The Company expects to generate sufficient revenues to utilize all the prepaid licenses during 2001.

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

         In the fourth quarter of 2000, after extensive review of changing market conditions, the Company wrote off approximately $3.9 million, which related to the permanent impairment of goodwill, write-down of fixed assets no longer in use and other related charges. These charges relate to the Company's majority-owned subsidiary, T3 Media, Inc.

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

     Segment Information

         The disclosure of segment information in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" was not required as the Company operates in only one business segment.

                           THE A CONSULTING TEAM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     Impact of Recently Issued Accounting Standard

         In June 1998, the Financial Accounting Standard Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FASB 133"). The new statement, which becomes effective in 2001, establishes new financial statement disclosures and requires that all derivatives be recorded on the balance sheet at fair value. Management does not believe that FASB 133 will have a material effect on the Company's financial condition or results of operations.

2. ACQUISITION

         On October 2, 1998, the Company made an investment in web integrator T3 Media of $3 million, in return for non-voting convertible preferred stock. On June 23, 1999, the Company converted its preferred stock into 30% common stock ownership and increased its ownership interest to approximately 51% by an additional investment in T3 Media's common stock of $370,000. The acquisition of T3 Media was accounted for using the purchase method of accounting. Accordingly, the results of operations of T3 Media are included in the Company's consolidated results of operations from the date of acquisition. The excess of the purchase price over the estimated fair value of the net identifiable assets acquired totaled $4.0 million and was recorded as goodwill and was being amortized using the straight-line method over 7 years. During 2000, the Company wrote-off the net carrying value of the goodwill which amounted to $3.1 million.

         The following unaudited proforma consolidated results of operations for the years ended December 31, 1999 and 1998 are presented as if the T3 Media acquisition had been made on January 1, 1998:

                                                             Year Ended December 31,
                                                            1999                  1998
                                                        -------------         ------------
Revenues                                                $ 55,353,000          $ 52,067,000
Net income (loss)                                       $ (5,007,000)         $  2,056,000
Net income (loss) per share - basic and diluted               $ (.91)                $ .37

         The unaudited proforma consolidated results of operations information is not necessarily indicative of the actual results that would have occurred had the acquisition been consummated on January 1, 1998 or of future operations of the combined companies.

3. INVESTMENTS

         The Company invested approximately $2,000,000 and $300,000 in Always-On Software, Inc. ("Always-On") during 2000 and 1999, respectively, and the Company invested $500,000 in Methoda Computers Ltd. ("Methoda") during 2000. The Company owns less than 20 percent of each of these companies and does not have the ability to exercise significant influence over operating and financial policies of these companies. Accordingly, the Company carries its investments in these companies at cost.

4. EARNINGS (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2000, 1999 and 1998.

                           THE A CONSULTING TEAM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                                                                     Year Ended December 31,
                                                      --------------------------------------------------
                                                            2000               1999              1998
                                                      -------------       ------------       -----------
Numerator:
     Net income (loss)                                $ (16,797,941)      $ (2,666,636)      $ 2,784,757
                                                      -------------       ------------       -----------

     Numerator for basic and diluted
        net income (loss) per share                   $ (16,797,941)      $ (2,666,636)      $ 2,784,757
                                                      =============       ============       ===========

Denominator:
     Denominator for basic earnings (loss) per
        share - weighted-average shares                   6,329,927          5,485,000         5,485,000

     Effect of dilutive securities:
     Employee stock options                                       -                  -             3,356
                                                      -------------       ------------       -----------
     Denominator for diluted earnings (loss) per
        share - adjusted weighted-average shares          6,329,927          5,485,000         5,488,356
                                                      =============       ============       ===========

Basic and diluted earnings (loss) per share           $       (2.65)      $      (0.49)      $      0.51
                                                      =============       ============       ===========

         All options and warrants outstanding during 2000 and 1999 (see Notes 12 and 13) were not included in the computation of net loss per share because the effect would be antidilutive and options to purchase 416,150 shares of common stock at $7.50 per share that were outstanding during 1998 were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares, and therefore the effect would be antidilutive.


5. PROPERTY AND EQUIPMENT

         Property and equipment, at cost, consists of the following:

                                                              December 31,
                                                    ----------------------------
                                                        2000             1999
                                                    -----------       ----------
 Equipment and leaseholds                           $ 7,339,084       $6,352,799
 Software                                             1,034,096          924,842
 Furniture and fixtures                               1,593,695        1,608,890
 Automobiles                                             88,970           88,970
                                                    -----------       ----------
                                                     10,055,845        8,975,501
 Less accumulated depreciation and amortization       4,208,753        1,889,159
                                                    -----------       ----------
                                                    $ 5,847,092       $7,086,342
                                                    ===========       ==========


6. LOANS PAYABLE AND CREDIT ARRANGEMENT

         The Company has a line of credit of $2,100,000 of which $2,000,000 was outstanding at December 31, 2000 and none was outstanding at December 31, 1999. The line of credit is guaranteed by the Company's principal shareholder and bears interest at a variable rate based on prime plus 1% (9.50% at December 31, 2000 and 8.50% at December 31, 1999). The borrowings are payable on demand.

         At December 31, 2000, T3 Media has a $170,000 note, payable upon demand and renewable every ninety days, at the banks' option. This note is guaranteed by the Company and an officer of T3 Media and bears interest at a variable rate based on prime plus 3% (11.5% at December 31, 2000).

                           THE A CONSULTING TEAM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consists of the following:

                                                              December 31,
                                                    ----------------------------
                                                        2000             1999
                                                    -----------       ----------
Accounts payable                                     $2,870,250       $1,974,462
Payroll                                               1,164,436        1,196,538
Bonuses                                                 424,750          535,000
Other accrued expenses                                1,639,515          907,460
                                                     ----------       ----------
                                                     $6,098,951       $4,613,460
                                                     ==========       ==========

8. INCOME TAXES

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

         Deferred tax assets and (liabilities) consist of the following:

                                                              December 31,
                                                    ----------------------------
                                                        2000             1999
                                                    -----------       ----------
Licensing revenues                                     ($11,000)      ($285,000)
Allowance for doubtful accounts                         530,000         301,000
Depreciation and amortization                            33,000          81,000
Net operating losses                                  6,068,000       1,720,000
                                                    -----------       ----------
                                                      6,620,000       1,817,000
Valuation allowance                                  (6,620,000)     (1,874,000)
                                                    -----------       ----------
                                                    $         -        ($57,000)
                                                    ===========       ==========


         At December 31, 2000, the Company has net operating loss carryforwards of approximately $8 million for state and local tax purposes and $3 million for Federal tax purposes, expiring in 2020. In addition, T3 Media has net operating loss carryforwards of approximately $9.2 million expiring from 2019 to 2020. The full utilization of the losses in the future is dependent upon the Company's and T3 Media's ability to generate taxable income; accordingly, a valuation allowance of an equal amount has been established. T3 Media had a valuation allowance of approximately $850,000 at the date of acquisition.

                           THE A CONSULTING TEAM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         Significant components of the provision for income taxes are as follows:

                                                Year Ended December 31,
                                          2000            1999           1998
                                      -----------       --------      ----------
Current:
    Federal                           ($1,475,000)      $420,000      $1,178,000
    State and local                             -        233,000         648,000
                                      -----------       --------      ----------
        Total current                  (1,475,000)       653,000       1,826,000
                                      -----------       --------      ----------
Deferred:
    Federal                               (44,000)     (398,000)         277,000
    State and local                       (13,000)     (227,000)          47,000
                                      -----------       --------      ----------
        Total deferred                    (57,000)     (625,000)         324,000
                                      -----------       --------      ----------
Total                                 ($1,532,000)      $ 28,000      $2,150,000
                                      ===========       ========      ==========

         A reconciliation between the federal statutory rate and the effective income tax rate for the years ended December 31, 2000, 1999 and 1998.

                                                            2000          1999          1998
                                                         ---------     ---------     ---------
Federal statutory rate                                      (34.0)%       (34.0)%         34.0%
State and local taxes net of federal tax benefit                -           0.2            9.3
Non-deductible expenses                                       7.6           6.1            0.3
Losses for which no benefit was received  (including T3
    Media)                                                   18.0          28.8              -
                                                           -------       -------       -------
    Total                                                    (8.4)%         1.1%          43.6%
                                                           =======       =======       =======

9. RETIREMENT PLAN

         The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code for its employees. Participants can make elective contributions subject to certain limitations. Under the plan, the Company can make matching contributions on behalf of all participants. No such contributions were made by the Company in 2000, 1999 and 1998.

10. CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash balances on deposit with a limited number of financial institutions.

         In 2000, the largest customer represented 17% of revenues, in 1999, the two largest customers represented 23% and 14% of revenues and in 1998, the three largest customers represented 16%, 15% and 12% of revenues. Besides these customers, no other customer represented greater than 10% of the Company's revenues. Two customers represented approximately 18% and 18% of accounts receivable as of December 31, 2000 and two customers represented approximately 12% and 11% of accounts receivable as of December 31, 1999.

11. LEASES

         T3 Media leases computer equipment under various agreements with original terms of 34 months and accounts for these leases as capital leases. The cost and accumulated depreciation of fixed assets held under capital leases are approximately $1,335,000 and $431,000, and $1,144,000 and $216,000,
respectively, at December 31, 2000 and 1999.

                           THE A CONSULTING TEAM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         The Company leases office space under non-cancelable operating leases. The future minimum payments for all non-cancelable operating and capital leases as of December 31, 2000 are as follows:

                                                   Operating Leases          Capital Leases
                                                   ----------------          --------------
2001                                                    $ 1,130,000            $ 479,000
2002                                                      1,132,000              295,000
2003                                                        774,000              136,000
2004                                                         81,000               23,000
                                                                               ---------
                                                        -----------
Total minimum future lease payments                     $ 3,117,000              933,000
                                                        ===========

Less interest at 14.3%                                                          (163,000)
Less capital lease obligation-current portion                                   (376,000)
                                                                               ---------
Capital lease obligation-long-term                                             $ 394,000
                                                                               =========


         Rent expense for the years ended December 31, 2000, 1999 and 1998 was approximately $1,524,000, $991,000 and $407,000, respectively.

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

                           THE A CONSULTING TEAM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         Information with respect to options under the Company's Plan is as follows:

                                                                     Weighted
                                                Number of            Average
                                                  Shares          Exercise Price
                                                ---------         --------------
Balance - December 31, 1997                      532,450             $11.63
     Granted during 1998                         141,000               7.00
     Forfeitures during 1998                    (116,300)              7.50
                                                --------
Balance - December 31, 1998                      557,150               7.38
     Granted during 1999                         255,550               4.46
     Forfeitures during 1999                     (65,163)              7.41
                                                --------
Balance - December 31, 1999                      747,537               6.38
     Granted during 2000                          86,330               5.48
     Exercised during 2000                        (6,875)              7.45
     Forfeitures during 2000                    (152,625)              6.59
                                                 -------
Balance - December 31, 2000                      674,367              $6.20
                                                 =======

         Effective October 14, 1998, the Company changed the exercise price of the stock options granted during 1997 (which ranged from $10.25 to $12.00) to $7.50 per share, which was the market price per share on that date.

         At December 31, 2000, 1999 and 1998, 333,570, 228,613 and 111,537
options, respectively, were exercisable with weighted average exercise prices of $6.94, $7.43 and $7.50, respectively.

         The following table summarizes the status of the stock options outstanding and exercisable at December 31, 2000:


                            Stock Options Outstanding
--------------------------------------------------------------------------------
                                           Weighted-            Number of Stock
  Exercise          Number of              Remaining                 Options
   Prices            Options           Contractual Life            Exercisable
 ----------        -----------        ------------------       -----------------
   $1.156             22,630               10.0 years                      -
   $3.875            157,562               8.9 years                  40,110
   $4.875             30,125               8.7 years                   7,524
   $5.813             24,400               9.8 years                       -
   $7.000             90,700               8.0 years                  45,525
   $7.500            340,375               8.6 years                 238,669
   $8.000              6,225               8.4 years                   1,742
   $8.563              2,350               9.3 years                       -
                     -------                                         -------
                     674,367                                         333,570
                     =======                                         =======

         At December 31, 2000, the Company had 893,125 shares of Common Stock reserved in connection with the Stock Option Plan.

         In 1997, T3 Media adopted the T3 Media, Inc. 1997 Stock Option Plan (the "1997 Plan"), which provides for the granting of options to purchase up to 1,000,000 shares of T3 Media common stock.

                           THE A CONSULTING TEAM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         Information with respect to options under T3 Media's 1997 Plan is as follows:

                                                         Weighted
                                       Number of          Average
                                         Shares       Exercise Price
                                       ---------      --------------
Balance - December 31, 1998             381,090            $1.48
    Granted during 1999                 135,000             1.00
    Exercised during 1999                (9,800)            1.00
    Forfeitures during 1999            (118,384)            1.44
                                      ----------
Balance - December 31, 1999             387,906             1.34
    Granted during 2000                 523,802             3.00
    Exercised during 2000               (21,170)            1.14
    Forfeitures during 2000            (203,038)            1.24
                                      ----------
Balance - December 31, 2000             687,500            $2.44
                                      ==========


         The following table summarizes the status of the T3 Media stock options outstanding and exercisable at December 31, 2000:

         At December 31, 2000 and 1999, 133,500 and 132,878 options, respectively, were exercisable with weighted average exercise prices of $1.67 and $1.40, respectively.


                             Stock Options Outanding
--------------------------------------------------------------------------------
                                       Weighted Average         Number of Stock
    Exercise         Number of             Remaining                Options
      Price           Options          Contractual Life           Exercisable
----------------   ---------------   ----------------------   ------------------
     $1.00             50,000                 8.5                    17,500
     $1.58            200,000                 7.5                   100,000
     $3.00            437,500                 9.5                    16,000
                      -------                                       -------
                      687,500                                       133,500
                      =======                                       =======


         The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation costs for the Company's and T3 Media's stock option plans been determined based on the fair value as of the grant date for awards in 2000, 1999 and 1998 consistent with the provision of SFAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts as indicated below:

                                                                    2000             1999             1998
                                                                    ----             ----             ----
Pro forma net income (loss)                                   ($17,682,000)      $(3,328,000)      $2,346,000
Pro forma net income (loss) per share-basic and diluted             ($2.79)           ($0.61)           $0.43

         The fair value of options at the date of grant was estimated using the Black-Scholes model with the following assumptions:

                                                     2000       1999       1998
                                                     -----      -----      -----
Expected life (years)                                 4.0        4.0        4.0
Risk free interest rate                              5.96%      5.84%       6.0%
Expected volatility                                   1.0       0.80       0.84
Expected dividend yield                               0.0        0.0        0.0

                           THE A CONSULTING TEAM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         The weighted average fair value of options granted by the Company was $4.16 in 2000, $4.40 in 1999 and $4.50 in 1998. The weighted average remaining contractual life of options outstanding at December 31, 2000 is 8.6 years.

         The fair value of T3 Media options at the date of grant was estimated using the Black-Scholes model with the following assumptions: an expected life of four years, a risk free interest rate of 5.96%, an expected volatility of 0% and a dividend yield of 0%. The weighted average fair value of options granted during the year ended December 31, 2000 was $0.64

13. SALES OF UNREGISTERED SECURITES

         During 2000, the Company sold an aggregate of 1,624,996 shares of Common Stock to a variety of investors through the private placement of the Company's Common Stock, as described below.

         On March 19, 2000, a group of Israeli investors purchased an aggregate 392,855 shares of Common Stock at $7.00 per share for a total of $2.75 million with a 60-day option to purchase up to an additional 607,142 shares at $7.00 per share and a two-year option to purchase up to 1,000,000 shares at $13.00 per share. On June 5, 2000 a group of Israeli investors invested approximately
$4.25 million by purchasing an aggregate of 607,141 shares (including the exercise of 142,857 shares related to the $7.00 warrants) of Common Stock at $7.00 per share with warrants to purchase additional shares of Common Stock at $13.00 per share exercisable through March 20, 2002. These investors are closely affiliated with the group of Israeli investors who purchased share of Common Stock in March 2000.

         On June 14, 2000, Michael G. Jesselson, through two investment trusts he controls invested $1 million to purchase an aggregate of 125,000 shares of Common Stock at $8.00 per share with two-year warrants to purchase an aggregate of 125,000 additional shares of Common Stock at $13.00 exercisable through July 7, 2002.

         On September 29, 2000 Level 8 Systems, Inc. purchased 500,000 shares of Common Stock at $8.00 per share. In addition, Level 8 received warrants for the purchase of 500,000 shares of Common Stock with an exercise price of $13.00 per share exercisable through September 29, 2002.

         In addition, the Company had 2,089,284 shares reserved for the exercise of warrants.

14. QUARTERLY RESULTS (Unaudited)

         The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999.

                           THE A CONSULTING TEAM, INC.

                                                                                  Quarter Ended
                                               ---------------------------------------------------------------------------------
(in thousands, except per share amounts)        March 31, 2000      June 30, 2000      September 30, 2000      December 31, 2000
                                                --------------      -------------      ------------------      -----------------
Revenues                                           $13,151             $15,027              $12,809                 $14,035
Gross profit                                         3,920               4,985                2,871                   4,176
Income (loss) from operations (1)                   (2,533)             (2,740)              (5,830)                 (7,021)
Net income (loss)                                   (1,451)             (1,794)              (6,386)                 (7,167)
Net income (loss) per share-basic
     and dilutive                                   ($0.26)             ($0.30)              ($0.95)                 ($1.14)

                                                                                  Quarter Ended
                                               ---------------------------------------------------------------------------------
                                                March 31, 1999      June 30, 1999      September 30, 1999      December 31, 1999
                                                --------------      -------------      ------------------      -----------------
Revenues                                           $12,552             $14,533              $14,207                 $12,225
Gross profit                                         4,340               5,402                4,870                   3,210
Income (loss) from operations (2)                      913               1,319               (1,067)                 (4,368)
Net income (loss)                                      635                 887                 (821)                 (3,368)
Net income (loss) per share-basic
     and dilutive                                    $0.12               $0.16               ($0.15)                 ($0.62)

--------------------------------------------------------------------------------
(1) During the fourth quarter of 2000, the Company wrote-off approximately $3.9 million, which related to the permanent impairment of goodwill, write-down of fixed assets no longer in use and other related charges. These charges relate to the Company's majority-owned subsidiary, T3 Media, Inc.

(2) During the fourth quarter of 1999, the Company wrote-off approximately $615,000 of accounts receivable from software sales and the allowance for doubtful accounts was increased by approximately $565,000.

                           THE A CONSULTING TEAM, INC.


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

  Col. A                                 Col. B                   Col. C                  Col. D             Col. E
-----------                            ----------      --------------------------      -----------         ----------
                                                                Additions
                                                       --------------------------
                                                          (1)             (2)
                                                       --------------------------
                                                                       Charged to
                                       Balance of      Charged to        Other                             Balance at
                                       Beginning       Costs and       Accounts-       Deductions-           End of
Description                            of Period        Expenses       Describe         Describe             Period
-----------                            ----------      ----------      ----------      -----------         ----------
Reserves and allowances deducted from
  asset accounts:
For the year ended December 31, 2000
  Allowance for doubtful accounts      $ 682,424      $ 1,671,457      $       -      $ (1,405,484)(a)      $ 948,397
For the year ended December 31, 1999
  Allowance for doubtful accounts      $       -      $ 1,294,507      $       -      $   (612,083)(b)      $ 682,424
For the year ended December 31, 1998
  Allowance for doubtful accounts      $       -      $         -      $       -      $          -          $       -

(a) Uncollectable accounts written off during 2000.

(b) Uncollectable accounts written off of $615,456, offset by $5,373 allowance for doubtful accounts as of acquisition date from business combination.