Form 10-Q
period 2001-03-31
A CONSULTING TEAM INC
filed 2001-05-15
CIK 1040792

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-Q


          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the period ended: March 31, 2001

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

                As of May 12, 2000, there were 7,116,871 shares of Common Stock, with $.01 par value per share, outstanding.

                          THE A CONSULTING TEAM, INC.

                                     INDEX


                                                                                            Page Number
                                                                                            -----------
Part I.  Financial Information
         ---------------------

         Item 1.  Condensed Consolidated Financial Statements (unaudited)                        2

                  Condensed Consolidated Balance Sheets as of March 31, 2001 and
                  December 31, 2000                                                              2

                  Condensed Consolidated Statements of Operations for the three months
                  ended March 31, 2001 and 2000                                                  3

                  Condensed Consolidated Statements of Cash Flows for the three months
                  ended March 31, 2001 and 2000                                                  4

                  Notes to Condensed Consolidated Financial Statements                           5

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operation                                6

         Item 3.  Quantitative and Qualitative Disclosure of Market Risk                        16

Part II. Other Information
         -----------------

         Item 1.  Legal Proceedings                                                             16

         Item 2.  Changes in Securities and Use of Proceeds                                     16

         Item 3.  Defaults upon Senior Securities                                               16

         Item 4.  Submission of Matters to a Vote of Security Holders                           16

         Item 5.  Other Information                                                             16

         Item 6.  Exhibits and Reports on Form 8-K                                              16

Signatures                                                                                      17


Part I.  Financial Information

Item 1.  CondensedConsolidated Financial Statements


                          THE A CONSULTING TEAM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         March 31,     December 31,
                                                                           2001            2000
                                                                       ------------    ------------
                                                                       (unaudited)
                                   Assets

Current Assets:
     Cash and cash equivalents                                         $       --      $    837,946
     Accounts receivable, less allowance for doubtful accounts of
        $777,317 at March 31, 2001 and $948,397 at December 31, 2000     10,735,097      13,596,875
     Prepaid software licenses                                            2,000,000       2,000,000
     Prepaid or refundable income taxes                                   1,500,170       1,575,510
     Prepaid expenses and other current assets                               77,330         132,423
                                                                       ------------    ------------
        Total current assets                                             14,312,597      18,142,754
Investments, at cost                                                      2,820,638       2,820,638
Property and equipment, at cost, less accumulated
     depreciation and amortization                                        4,532,852       5,847,092
Deposits                                                                    159,684         227,055
                                                                       ------------    ------------
        Total assets                                                   $ 21,825,771    $ 27,037,539
                                                                       ============    ============

                    Liabilities and Shareholders' Equity
Current Liabilities:
     Loans payable - banks                                             $  2,224,376    $  2,170,000
     Accounts payable and accrued expenses                                6,099,492       6,098,951
     Deferred revenue                                                          --           166,015
     Current portion of capital lease obligation                            372,334         376,288
     Current portion of long-term debt                                         --              --
                                                                       ------------    ------------
        Total current liabilities                                         8,696,202       8,811,254
Capital lease obligation                                                    246,242         394,379
Other long-term liabilities                                                   2,267          62,139
Commitments
Shareholders' equity:
     Preferred stock, $.01 par value; 2,000,000 shares
        authorized; no shares issued or outstanding                            --              --
     Common stock, $.01 par value; 10,000,000 shares authorized;
        7,116,871 issued and outstanding                                     71,169          71,169
     Additional paid-in capital                                          33,086,689      33,086,689
     Retained earnings (accumulated deficit)                            (20,276,798)    (15,388,091)
                                                                       ------------    ------------
        Total shareholders' equity                                       12,881,060      17,769,767
                                                                       ------------    ------------
        Total liabilities and shareholders' equity                     $ 21,825,771    $ 27,037,539
                                                                       ============    ============


See accompanying notes to financial statements.

                          THE A CONSULTING TEAM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Three Months Ended
                                                            March 31
                                                 ------------------------------
                                                     2001              2000
                                                 ------------      ------------
                                                  (unaudited)       (unaudited)

Revenues                                         $ 12,148,085      $ 13,150,662
Cost of revenues                                    9,853,366         9,231,100
                                                 ------------      ------------
Gross profit                                        2,294,719         3,919,562
Operating expenses:
     Selling, general & administrative              4,846,887         5,875,030
     Provision for doubtful accounts                  222,441             7,475
     Depreciation & amortization                      428,420           569,828
     Restructuring charges                          1,538,000              --
                                                 ------------      ------------
                                                    7,035,748         6,452,333
                                                 ------------      ------------
Loss from operations                               (4,741,029)       (2,532,771)
Interest income                                         6,256            48,993
Interest expense                                     (153,934)          (42,374)
                                                 ------------      ------------
Interest income (expense), net                       (147,678)            6,619
                                                 ------------      ------------
Loss before income taxes                           (4,888,707)       (2,526,152)
     Income taxes                                        --          (1,075,000)
                                                 ------------      ------------
Net loss                                         $ (4,888,707)     $ (1,451,152)
                                                 ============      ============

Loss per share - basic
     and dilutive                                $      (0.69)     $      (0.26)
                                                 ============      ============

See accompanying notes to financial statements.

                          THE A CONSULTING TEAM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                              2001           2000
                                                          -----------    -----------
Cash flows from operating activities:
Net loss                                                  ($4,888,707)   ($1,451,152)
Adjustments to reconcile net loss to net cash
  used in operating activities, net of acquired assets:
       Depreciation and amortization                          428,420        569,828
       Restructuring charges                                1,538,000         (7,475)
       Provision for doubtful accounts                        222,441           --
       Changes in operating assets and liabilities:
           Accounts receivable                              2,639,337     (1,609,703)
           Unbilled receivables                                  --       (1,036,988)
           Prepaid or refundable income taxes                  75,340     (1,075,866)
           Prepaid expenses and other current assets           55,093        (86,837)
           Accounts payable and accrued expenses             (572,834)       550,985
           Deferred revenue                                  (166,015)        65,906
           Other long-term liabilities                        (59,872)        (6,798)
                                                          -----------    -----------
Net cash used in operating activities                        (728,797)    (4,088,100)

Cash flows from investing activities:
Purchase of property and equipment                            (78,805)      (623,718)
Investments at cost                                              --         (203,638)
Deposits                                                       67,371          3,976
                                                          -----------    -----------
Net cash used in investing activities                         (11,434)      (823,380)

Cash flows from financing activities:
Proceeds from sale of common stock                               --          890,000
Proceeds from loan payable and overdrafts                     143,120      1,500,000
Repayment of loan payable                                     (88,744)          --
Repayment of long-term debt                                      --           (3,974)
Repayment of capital lease obligation                        (152,091)         4,755
                                                          -----------    -----------
Net cash (used in) provided by financing activities           (97,715)     2,390,781
                                                          -----------    -----------

Net decrease in cash and cash equivalents                    (837,946)    (2,520,699)
Cash and cash equivalents at beginning of period              837,946      5,082,519
                                                          -----------    -----------
Cash and cash equivalents at end of period                $      --      $ 2,561,820
                                                          ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                  $    89,000    $     3,333
                                                          ===========    ===========

Supplemental disclosure of non-cash investing
 and financing activity:
Capital lease obligation                                  $      --      $     4,755
                                                          ===========    ===========


See accompanying notes to financial statements.

                          THE A CONSULTING TEAM, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


1)       GENERAL:

         These financial statements should be read in conjunction with The A Consulting Team, Inc. (the "Company") Form 10-K for the year ended December 31, 2000 filed with the SEC, and the accompanying financial statements and related notes thereto. The accounting policies used in preparing these financial statements are the same as those described in the Company's Form 10-K for the year ended December 31, 2000.

2)       INTERIM FINANCIAL STATEMENTS:

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 2001and the consolidated results of operations and cash flows for the three months ended March 31, 2001 and 2000, respectively.

         The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Form 10-K filed by the Company for the year ended December 31, 2000.

         The consolidated results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

3)       EARNINGS NET LOSS PER SHARE:

         The following table sets forth the computation of basic and diluted loss for the three months ended March 31, 2001 and 2000.

                                                         Three Months Ended
                                                           March 31, 2001
                                                     --------------------------
                                                        2001           2000
                                                     -----------    -----------
Numerator:
    Net (loss)                                       $(4,888,707)   $(1,451,152)
                                                     -----------    -----------

    Numerator for basic and diluted
       net (loss) per share                          $(4,888,707)   $(1,451,152)
                                                     ===========    ===========

Denominator:
    Denominator for basic and diluted net loss per
       share - weighted-average shares                 7,116,871      5,500,401
                                                     ===========    ===========

Basic and diluted earnings loss per share            $     (0.69)   $     (0.26)
                                                     ===========    ===========

         All options and warrants outstanding during 2001 and 2000 were not included in the computation of net loss per share because the effect would be antidilutive.

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

5)       CONCENTRATION OF CREDIT RISK:

         Revenues to two customers represented approximately 25% and 15% of the Company's revenues for the three months ended March 31, 2001. Revenues to two customers for the same period in 2000 represented approximately 13% and 11% of the Company's revenues. No other customers represented greater than 10% of the Company's revenues.

6)       RESTRUCTURING CHARGES:

         The Company began to restructure its operation in 2000 and has continued in 2001 and has taken a charge of $1,538,000 consisting of a $371,000 write-off of leaseholds and other fixed assets related to the wind down of operations of its T-3 Media Inc. subsidiary, a $979,000 charge related to the closing of several of its Solution Branches and converting them into virtual offices and the reduction of its staff resulting in severance costs of $188,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of significant factors affecting the Company's operating results and liquidity and capital resources should be read in conjunction with the accompanying financial statements and related notes.

Overview

         Since 1983, TACT has provided IT services and solutions to Fortune 1000 companies and other large organizations. In 1997, TACT became a public company (Nasdaq: TACX), headquartered in New York, NY. In addition to its New York office, TACT has Solution Branches(SM) in Clark, NJ, Chicago, IL, and Boston, MA. During the first quarter of 2001, the Company closed its Stamford, CT and Atlanta, GA branches and converted them into virtual offices. The Company is also continuing to review its other Solution Branches for possible restructuring into virtual offices in a continuing effort to strive to effectuate the most cost efficient and effective operating structure for the Company and its clients. The company will be closing other Solution Branches in the second and third quarter. The virtual office structure that is being implemented will provide the Company with the ability to continue to have a presence in these geographies by the use of wireless, mobile and other technologies. Proven performance and a presence gives clients the confidence to rely on TACT as a trusted long-term business partner.

         TACT is an end-to-end e-Services provider. The Company delivers e-Services solutions from web strategy and design through web development and integration, to web application hosting. Its clients include a broad range of Fortune 1000 companies and other large organizations. TACT also provides the same markets with enterprise-wide Information Technology consulting, software and training services and solutions. Over 90% of the Company's consulting services revenues during the three months ended March 31, 2001 were generated from the hourly billing of its consultants' services to its clients under time and materials engagements, with the remainder generated under fixed-price engagements.

         TACT's primary focus is helping clients support their business objectives by assisting them in the transition of their information technologies from traditional mainframe and client/server environments to the Internet and the Web. TACT offers its clients the full scope of the web-enabling process. TACT provides solutions ranging from strategy and design, to development, through conversions and integration. TACT expertise leverages clients' existing systems and data stores to significant business advantage.

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

         TACT also provides clients with enterprise-wide information technology consulting, training services and software products. TACT solutions cover the entire spectrum of IT needs, including applications, data, and infrastructure. TACT provides complete project life-cycle services--from application and system design, through development and implementation, to documentation and training. Strategic alliances with leading software vendors ensure that TACT solutions are dependable and within the mainstream of industry trends. These alliances allow TACT to provide a wide variety of business technology solutions such as enterprise reporting solutions, data warehousing, systems strategies, application and database conversions, and application development services.

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

         The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company's operating performance is primarily based upon billing margin (billable hourly rate less the consultant's hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). During 2000 and the first quarter of 2001, the Company's margins were adversely affected by a decrease in billing rates, an increase in consultant wages and a reduction in consultant utilization rate. Large portions of the Company's engagements are on a time and materials basis. The Company historically had been able to pass on to its clients most of the increases in cost of services; however, the Company was not able to do so in the first quarter of 2001. Accordingly, such increases have had a significant impact on the Company's financial results. While most of the Company's engagements allow periodic price adjustments to address, among other things, increases in consultant costs, there can be no guarantee that clients will continue to accept cost increases. TACT also actively manages its personnel utilization rates by constantly monitoring project requirements and timetables; however utilization rates in the first quarter of 2001were lower due to a trend in the Company's markets to delay IT projects and slowing of growth rate in demand in e-Commerce and web-based initiatives.

         Historically, the Company has also generated revenues by selling software licenses and providing training services. In addition to initial software license fees, the Company also derives revenues from the annual renewal of software licenses. Revenues from the sale of software licenses are recognized upon delivery of the software to a customer, because future obligations associated with such revenue are insignificant. Training service revenues are recognized as the services are provided. Beginning in 1999 and extending through March 31, 2001, the Company has limited its emphasis on software sales. This has resulted in a significant reduction in software sales in the second half of 1999 through March 31, 2001. This trend is expected to continue for the remainder of 2001 and beyond with software sales only being ancillary to providing IT and e-Services solutions to customers.

         On October 2, 1998, the Company made an investment in a Web integrator, T3 Media, of $3 million of non-voting convertible preferred stock. On June 23, 1999, the Company converted its preferred stock into a 30% common stock ownership interest and increased its ownership interest in T3 Media to approximately 51% by an additional investment in T3 Media's common stock of $370,000. The acquisition of T3 Media was accounted for using the purchase method of accounting. Accordingly, the results of operations of T3 Media are included in the Company's consolidated results of operations from the date of acquisition. The excess of the purchase price over the estimated fair value of the net identifiable assets acquired totaled $4.0 million and was recorded as goodwill and was being amortized using the straight-line method over 7 years. After extensive review of changing market conditions, it was determined that the carrying value of the intangibles and certain other fixed assets was not recoverable , resulting in a write-off of $3.9 million in the fourth quarter of 2000 and $ 371,000 in the first quarter of 2001. T3 Media is restructuring its operations by reducing the number of physical locations and personnel and by streamlining its operations and personnel. The Company plans to incorporate the remaining operations and personnel of T3 Media's operations with its own during the second and third quarters of 2001.

         In 1999, the Company made a minority investment in LightPC.com (renamed Always-On Software, Inc.). In 2000, the Company invested another $2.0 million. At March 31, 2001, the Company owns approximately 10% of Always-On Software, Inc. Always-On Software, Inc. is a global provider of software application services ("ASP") based in the heart of New York's Silicon Alley. Their ASP technology allows the customer to use common software applications, such as Microsoft Office, over the Internet without having to buy or install it on their PC. The Company's investment in Always-On is subject to periodic review to ensure that its market value exceeds the carrying value on the Company books. The market conditions for companies operating in this sector have become increasingly adverse over the past couple of quarters. There is a risk that Always-On Software, Inc. will not be able to achieve profitability or positive cash flow in the near term and that it may exhaust its capital resources before achieving profitability and positive cash flow. If this were to occur, the Company might have to write-off a portion or all of its investment.

Results of Operations

         The following tables set forth the percentage of revenues of certain items included in the Company's Statements of Operations:

                                                      Three Months Ended
                                                           March 31
                                                 -----------------------------
                                                     2000             1999
                                                 ------------     ------------

Revenues                                                100.0%           100.0%
Cost of revenues                                         81.1%            70.2%
                                                 ------------     ------------
Gross profit                                             18.9%            29.8%
Operating expenses                                       57.9%            49.1%
                                                 ------------     ------------
Loss from operations                                    (39.0)%          (19.3)%
Net loss                                                (40.2)%          (11.0)%
                                                 ============     ============

Comparison of the Three Months Ended March 31, 2001 to the Three Months Ended March 31, 2000

Revenues. Revenues of the Company decreased by $1.1 million, or 7.6% from $13.2 million for the three months ended March 31, 2000 to $12.1 million for the three months ended March 31, 2001. The decrease is attributable to a decrease of $2.0 million in T3 Media Inc.'s revenues from $2.7 million to $700,000 which was partially offset by an increase of $800,000 in the Company's consulting services revenues.

Revenues from T3 Media Inc. are expected to continue to decline and the remaining operations and personnel of T3 will absorbed by the Company in the second and third quarters of 2001.

Revenues from software licensing and training represent less than 5% of the Company's total revenues in 2001 and are expected to remain at this level or lower in the future.

Gross Profit. Gross profit for the first three months decreased by approximately $1.6 million from $3.9 million in 2000 to $2.3 million in 2001. As a percentage of revenues, gross profit was 18.9% compared to 29.8% for the three months ended March 31, 2001 and 2000, respectively. Gross margin was adversely effected primarily by the decline in T3 Media, Inc.'s revenues, a different mix of consulting projects a lack of revenues in the companies Solution Branches and a lack of traction in several business initiatives which the Company began in previous years.

Operating Expenses

Operating expenses are comprised of Selling, General and Administrative ("SG&A") expenses, provision for doubtful accounts, depreciation and amortization and restructuring charges. Operating expenses increased by $.6 million or 9.0% from $6.5 million in 2000 to $7.0 million in 2001.

SG&A expenses decreased by $1.0 million or 17.5% from $5.9 million in 2000 to $4.8 million in 2001. The decrease is primarily attributable to a decrease in T3 Media's SG&A, resulting from a wind down in its operations. The provision for doubtful accounts increased by approximately $215,000 from $7,000 in 2000 to $222,000 in 2001. The increase was primarily attributable to the aging of some of the Company's accounts receivable. Depreciation and amortization expenses for the quarter decreased as a result of writing off the goodwill associated with T3 Media in the fourth quarter of 2000.. As a further part of the Company's restructuring, it has decided to close several of its branch offices and convert them into virtual offices and to reduce its staff.This resulted in a one-time write offs of leasehold improvements and fixed assets at T3 Media of $371,000 and for the Company's Solution Branches of$595,000. In addition, the Company took other one-time charges related to closing Solution Branches of $384,000 and for severance costs related to staff reductions of $188,000.

Income Taxes. The Company has a net loss for the three months ended March 31, 2001 therefore did not record a provision for income taxes. The Company believes that net loss carry forwards will offset future income, if any, in 2001.

Net (Loss). As a result of the above-mentioned factors, the Company had a net loss of approximately $4.9 million in 2001 compared to a net loss of $1.5 million in 2000.

Liquidity and Capital Resources

         The Company has a line of credit with $2.0 million outstanding at March 31, 2001. The Company's principal shareholder guarantees the line of credit. The line of credit bears interest at a variable rate based on prime plus 1%. The rate was 8.5% at March 31, 2001. In addition, the Company's subsidiary, T3 Media has a demand loan with a bank. The amount outstanding at March 31, 2001 and December 31, 2000 is $80,000 and $170,000, respectively. This loan bears interest at the bank's prime rate plus 3%. The rate was 10.5% at March 31, 2001. T3 Media had entered into a series of capital lease obligations to finance its expansion plans, covering leasehold improvements, furniture and computer-related equipment. The amount outstanding under such leases was $619,000 at March 31, 2001. The Company and T3 Media is in the process of negotiating buy-outs on all of these leases.

         The Company's cash balances were an overdraft of $144,000 at March 31, 2001 and $838,000 at December 31, 2000. Net cash used by operating activities in 2001 were $729,000 and $4.1 million for the three months ended March 31, 2001 and 2000, respectively.

         The Company's accounts receivable, less allowance for doubtful accounts, at March 31, 2001 and December 31, 2000 were $10.7 million and $13.6 million, respectively representing 81 and 89 days of sales outstanding, respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.

         For the three months ended March 31, 2001, the Company had revenues from two customers which represented 25% and 15% of revenues. For the same period in 2000, the Company had revenues from two customers, which represented 13% and 11% of revenues. , No other customer represented greater than 10% of the Company's revenues.

         Net cash used in investing activities was approximately $11,000 and $823,000 for the three months ended March 31, 2001 and 2000, respectively. In each of these periods, this primarily represented additions to property and equipment as the Company continued to enhance its computing network and infrastructure.

         Net cash (used in) provided by financing activities was ($98,000) and $2.4 million for the three months ended March 31, 2001 and 2000 respectively.

         On March 19, 2000, Yosi Vardi, Rita Folger, DS Polaris Group, SFK Group and Arison Investments Ltd. invested an aggregate of approximately $2.75 million by purchasing an aggregate of 392,855 shares of common stock at $7.00 per share with 60 day warrants (subsequently extended by an additional 14 days) to purchase an aggregate of 607,142 additional shares of common stock at an exercise price of $7.00 per share (one of which warrants was exercised in part by Arison Investments on June 5, 2000 to purchase 142,857 shares of common stock for an aggregate exercise price of approximately $1.0 million) and two year warrants to purchase an aggregate of 1,000,000 additional shares of common stock at an exercise price of $13.00 per share.

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

         The Company borrowed $2.0 million under its revolving credit line. The Company currently is negotiating with several financial institutions to replace its line of credit with an increased line. If it is unsuccessful in obtaining the new line with satisfactory terms and needs funds to repay its current line, its principal shareholder has committed to lend such funds to the Company in order to repay up to $2.0 million of its current line of credit.

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

Operating Losses

         The Company has incurred operating losses for the last two years and continued to incur losses for the three months ended March 31, 2001 and may continue to incur net losses and negative cash flow for the remainder of 2001. The Company has a net loss of $4.9 million for the three months ended March 31, 2001. Approximately $1.4 million of this loss was attributable to T3 Media. In 2000, the Company had a net loss of $16.8 million of which $5.5 million was attributable to T3 Media (including certain one-time charges referred to below). The remaining loss of $11.3 million was attributable to the Company's continuing investment in its end-to-end e-Services business and higher expenses associated with its Solution Branches and the expenses of closing certain operations and streamlining others. In addition, in the fourth quarter, the Company recorded a $3.9 million charge to reflect the impairment of goodwill and other related charges. The Company may incur further operating losses and continue to make capital expenditures and, as a result, may need to generate significant revenues to achieve profitability. The Company cannot guarantee that the Company will achieve sufficient cost reductions or revenues to achieve profitability. Even if it does achieve profitability, there is no guarantee that the Company can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly the Company will continue to experience losses and the results of operations and financial condition will be materially and adversely affected.

Capital Requirements

         The Company may be unable to meet its future capital requirements. The Company will require additional financing in the future in order to continue to implement its product and services development, marketing and other corporate programs. The Company currently is negotiating with several financial institutions to replace its line of credit with an increased line. The Company may not be able to obtain such financing or obtain it on acceptable terms. Without additional financing, the Company may be forced to delay, scale back or eliminate some or all of its product and services development, marketing and other corporate programs. If the Company is able to obtain such financing, the terms may contain restrictive covenants that might negatively affect its shares of common stock, such as limitations on payments of dividends or, in the case of a debt financing, reduced earnings due to interest expenses. Any further issuance of equity securities would have a dilutive effect on the holders of its shares of common stock. Its business, operating results and financial condition may be materially harmed if revenues do not develop or grow slower than the Company anticipates, if operating expenses exceed its expectations or cannot be reduced accordingly, or if the Company cannot obtain additional financing.

Dependence on Limited Number of Clients

         The Company derives a significant portion of its revenues from a relatively limited number of clients primarily located in the New York/New Jersey metropolitan area of the United States. Adverse economic conditions affecting this region could have an adverse effect on the financial condition of its clients located there, which in turn could adversely impact its business and future growth. Revenues from its ten most significant clients accounted for a majority of its revenues for each of the three years ended December 31, 2000 and the three months ended March 31, 2001. In each of these periods, the Company has had at least one customer with revenues exceeding 10% of the Company's revenues. For the period ended March 31, 2001, the Company had revenues from two customers which represented 25% and 15% of revenues. For the three months ended March 31, 2000, the Company had revenues from two customer which represented 13% and 11% of revenues. No other customer represented greater than 10% of the Company's revenues. In any given year, its ten most significant customers may vary based upon specific projects for those clients during that year. There can be no assurance that its significant clients will continue to engage us for additional projects or do so at the same revenue levels. Clients engage the Company on an assignment-by- assignment basis, and a client can generally terminate an assignment at any time without penalties. The loss of any significant customer could have a material adverse effect on its business, results of operations and financial condition. A failure of the Company to develop relationships with new customers could have a material adverse effect on its business, results of operations and financial condition.

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

e-Business Initiatives

         The Company faces difficulties typically encountered by development state companies in rapidly evolving markets because of its e-commerce initiative. The Company provides e-commerce Web design and Web business planning, strategic planning and marketing strategy-consulting services and other related e-business services. The Company also provides remote application hosting and off-site documentation storage to Web-based companies through a strategic relationship with Always-On Software, Inc. Revenues from its e-commerce services constituted 46% of revenues for the three months ended, 51% of its revenues for the year ended December 31, 2000 and 21% for the year ended December 31, 1999 . The Company cannot assure you that any products or services developed by it, or its strategic partners will achieve market acceptance. The risks involved in these service offerings include the Company's and its strategic partners' abilities to:

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

Billing Margins

         The Company's ability to maintain billing margins is uncertain. We derive revenues primarily from the hourly billing of our consultants' services and, to a lesser extent, from fixed-price projects. Our most significant cost is project personnel cost, which consists of consultant salaries and benefits. Thus, our financial performance is primarily based upon billing margin (billable hourly rate less the consultant's hourly cost) and personnel utilization rates (number of days worked by a consultant during a two-week billing cycle divided by the number of billing days in that cycle). The billing margin decreased for the three months ended March 31, 2001 and for the year ended December 31, 2000 due principally to lower billing rates and lower utilization rates and higher consultants wages. There can be no assurance, however, that its revenues will continue to be billed primarily on a time and materials basis or that the Company will be able to to pass along additional increases in its cost of services to its clients.

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

Possible Removal From Quotation Of Common Stock On NASDAQ And Resulting Market Illiquidity

         The Company's common stock is quoted on the NASDAQ National Market. Continued quotation of its common stock on the NASDAQ National Market will require, among other criteria, that (i) the minimum bid price for its common stock be at least $1.00 per share and (ii) the public float, not including shares held by affiliates of the Company, consists of at least 750,000 shares of common stock and have an aggregate value of at least $5,000,000. On May 12, 2001, the minimum bid price for the Company's common stock was $0.63, and the aggregate value of the Company's public float, not including common stock held by affiliates of the Company, was approximately $2,235,000, based on the average of the bid and asked prices of the Company's common stock on such date. The Company has received notice from the NASDAQ National Market that it has 90 days from May 3, 2000 to cure a deficiency in its public float or be removed from quotation on the NASDAQ National Market. In addition, the Company stock price is trading below $1.00 per share.

         If of the Company's common stock is removed from quotation on the NASDAQ National Market or the NASDAQ Small-Cap Market, the liquidity of the Company's common stock could be reduced and the coverage of the Company by security analysts and media could be reduced, which could result in lower prices for the Company's common stock than might otherwise prevail and could also result in larger spreads between the bid and asked prices for the Company's common stock. Additionally, certain investors will not purchase securities that are not quoted on the NASDAQ National Market, which could materially impair the Company's ability to raise funds through the issuance of its common stock or other securities convertible into its common stock.

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

Going Concern

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2001 and the years ended December 31, 2000 and 1999, the Company reported net losses of $4.9 million, $16.8 million and $2.7 million, respectively. Additionally, the Company has an accumulated deficit of $20.3 million as of March 31, 2001. The Company believes that its continuing focus on cost reductions, together with a number of other operational changes, including the closing of certain branch offices and the restructuring of its subsidiary, T3 Media, Inc. in 2001, will result in the attainment of profitable operations. In addition, the Company currently is negotiating with a financial institution to replace its line of credit with an increased line. If it is unsuccessful in obtaining the new line with satisfactory terms and needs additional funds to repay its current line or for other working capital purposes, its principal shareholder has committed to lend up to $2.0 million to the Company to repay the line of credit.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

         The Company has not entered into market risk sensitive transactions required to be disclosed under this item.


Part II. Other Information


Item 1.  Legal proceedings

         None material.

Item 2.  Changes in Securities and Use of Proceeds

         There were no changes in securities.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
         --------

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

                                        THE A CONSULTING TEAM, INC.


May 14, 2001                            By: /s/ Shmuel BenTov
------------                               ------------------------------------
Date                                       Shmuel BenTov, President
                                           and Chief Executive Officer



May 14, 2001                            By: /s/ Frank T Thoelen
------------                               -------------------------------------
Date                                       Frank T Thoelen, Treasurer
                                           and Chief Financial Officer