Form 10-Q/A
period 2001-03-31
A CONSULTING TEAM INC
filed 2001-05-15
CIK 1040792

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-Q

                                Amendment No. 1

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


Part I.  Financial Information

Item 1.  CondensedConsolidated Financial Statements


                          THE A CONSULTING TEAM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         March 31,     December 31,
                                                                           2001            2000
                                                                       ------------    ------------
                                                                       (unaudited)
                                   Assets

Current Assets:
     Cash and cash equivalents                                         $       --      $    837,946
     Accounts receivable, less allowance for doubtful accounts of
        $777,317 at March 31, 2001 and $948,397 at December 31, 2000     10,735,097      13,596,875
     Prepaid software licenses                                            2,000,000       2,000,000
     Prepaid or refundable income taxes                                   1,500,170       1,575,510
     Prepaid expenses and other current assets                               77,330         132,423
                                                                       ------------    ------------
        Total current assets                                             14,312,597      18,142,754
Investments, at cost                                                      2,820,638       2,820,638
Property and equipment, at cost, less accumulated
     depreciation and amortization                                        4,532,852       5,847,092
Deposits                                                                    159,684         227,055
                                                                       ------------    ------------
        Total assets                                                   $ 21,825,771    $ 27,037,539
                                                                       ============    ============

                    Liabilities and Shareholders' Equity
Current Liabilities:
     Loans payable - banks                                             $  2,224,376    $  2,170,000
     Accounts payable and accrued expenses                                6,099,492       6,098,951
     Deferred revenue                                                          --           166,015
     Current portion of capital lease obligation                            372,334         376,288
                                                                       ------------    ------------
        Total current liabilities                                         8,696,202       8,811,254
Capital lease obligation                                                    246,242         394,379
Other long-term liabilities                                                   2,267          62,139
Commitments
Shareholders' equity:
     Preferred stock, $.01 par value; 2,000,000 shares
        authorized; no shares issued or outstanding                            --              --
     Common stock, $.01 par value; 10,000,000 shares authorized;
        7,116,871 issued and outstanding                                     71,169          71,169
     Additional paid-in capital                                          33,086,689      33,086,689
     Accumulated deficit                                                (20,276,798)    (15,388,091)
                                                                       ------------    ------------
        Total shareholders' equity                                       12,881,060      17,769,767
                                                                       ------------    ------------
        Total liabilities and shareholders' equity                     $ 21,825,771    $ 27,037,539
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

                          THE A CONSULTING TEAM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                              2001           2000
                                                          -----------    -----------
Cash flows from operating activities:
Net loss                                                  ($4,888,707)   ($1,451,152)
Adjustments to reconcile net loss to net cash
  used in operating activities, net of acquired assets:
       Depreciation and amortization                          428,420        569,828
       Restructuring charges                                1,538,000           --
       Provision for doubtful accounts                        222,441          7,475
       Changes in operating assets and liabilities:
           Accounts receivable                              2,639,337     (1,624,653)
           Unbilled receivables                                  --       (1,036,988)
           Prepaid or refundable income taxes                  75,340     (1,075,866)
           Prepaid expenses and other current assets           55,093        (86,837)
           Accounts payable and accrued expenses             (572,834)       550,985
           Deferred revenue                                  (166,015)        65,906
           Other long-term liabilities                        (59,872)        (6,798)
                                                          -----------    -----------
Net cash used in operating activities                        (728,797)    (4,088,100)

Cash flows from investing activities:
Purchase of property and equipment                            (78,805)      (623,718)
Investments at cost                                              --         (203,638)
Deposits                                                       67,371          3,976
                                                          -----------    -----------
Net cash used in investing activities                         (11,434)      (823,380)

Cash flows from financing activities:
Proceeds from sale of common stock                               --          890,000
Proceeds from loan payable and overdrafts                     143,120      1,500,000
Repayment of loan payable                                     (88,744)          --
Repayment of long-term debt                                      --           (3,974)
Repayment of capital lease obligation                        (152,091)         4,755
                                                          -----------    -----------
Net cash (used in) provided by financing activities           (97,715)     2,390,781
                                                          -----------    -----------

Net decrease in cash and cash equivalents                    (837,946)    (2,520,699)
Cash and cash equivalents at beginning of period              837,946      5,082,519
                                                          -----------    -----------
Cash and cash equivalents at end of period                $      --      $ 2,561,820
                                                          ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                  $    89,000    $     3,333
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

3)       NET LOSS PER SHARE:

         The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2001 and 2000.

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

6)       RESTRUCTURING CHARGES:

         The Company began to restructure its operation in 2000 and has continued in 2001 and has taken a charge of $1,538,000 consisting of a $371,000 write-off of leaseholds and other fixed assets related to the wind down of operations of its T3 Media Inc. subsidiary, a $979,000 charge related to the closing of several of its Solution Branches and converting them into virtual offices and the reduction of its staff resulting in severance costs of $188,000.

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

         In 1999, the Company made a minority investment in LightPC.com (renamed Always-On Software, Inc.). In 2000, the Company invested another $2.0 million. At March 31, 2001, the Company owns approximately 10% of Always-On Software, Inc. Always-On Software, Inc. is a global provider of software application services ("ASP") based in the heart of New York's Silicon Alley. Their ASP technology allows the customer to use common software applications, such as Microsoft Office, over the Internet without having to buy or install it on their PC. The Company's investment in Always-On is subject to periodic review to ensure that its market value exceeds the carrying value on the Company's books. The market conditions for companies operating in this sector have become increasingly adverse over the past couple of quarters. There is a risk that Always-On Software, Inc. will not be able to achieve profitability or positive cash flow in the near term and that it may exhaust its capital resources before achieving profitability and positive cash flow. If this were to occur, the Company might have to write-off a portion or all of its investment.

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

Revenues from T3 Media are expected to continue to decline as it winds down its operations.

Revenues from software licensing and training represent less than 5% of the Company's total revenues in 2001 and are expected to remain at this level or lower in the future.

Gross Profit. Gross profit for the first three months decreased by approximately $1.6 million from $3.9 million in 2000 to $2.3 million in 2001. As a percentage of revenues, gross profit was 18.9% compared to 29.8% for the three months ended March 31, 2001 and 2000, respectively. Gross margin was adversely effected primarily by the decline in T3 Media's revenues, a different mix of consulting projects, a lack of revenues in the Company's Solution Branches and a lack of traction in several business initiatives which the Company began in previous years.

Operating Expenses

Operating expenses are comprised of Selling, General and Administrative ("SG&A") expenses, provision for doubtful accounts, depreciation and amortization and restructuring charges. Operating expenses increased by $.6 million or 9.0% from $6.5 million in 2000 to $7.0 million in 2001.

SG&A expenses decreased by $1.0 million or 17.5% from $5.9 million in 2000 to $4.8 million in 2001. The decrease is primarily attributable to a decrease in T3 Media's SG&A, resulting from a wind down in its operations. The provision for doubtful accounts increased by approximately $215,000 from $7,000 in 2000 to $222,000 in 2001. The increase was primarily attributable to the aging of some of the Company's accounts receivable. Depreciation and amortization expenses for the quarter decreased as a result of writing off the goodwill associated with T3 Media in the fourth quarter of 2000.. As a further part of the Company's restructuring, it has decided to close several of its branch offices and convert them into virtual offices and to reduce its staff.This resulted in a one-time write off of leasehold improvements and fixed assets at T3 Media of $371,000 and for the Company's Solution Branches of $595,000. In addition, the Company took other one-time charges related to closing Solution Branches of $384,000 and for severance costs related to staff reductions of $188,000.

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

e-Business Initiatives

         The Company faces difficulties typically encountered by development state companies in rapidly evolving markets because of its e-commerce initiative. The Company provides e-commerce Web design and Web business planning, strategic planning and marketing strategy-consulting services and other related e-business services. The Company also provides remote application hosting and off-site documentation storage to Web-based companies through a strategic relationship with Always-On Software, Inc. Revenues from its e-commerce services constituted 46% of revenues for the three months ended March 31, 2001, 51% of its revenues for the year ended December 31, 2000 and 21% for the year ended December 31, 1999. The Company cannot assure you that any products or services developed by it, or its strategic partners will achieve market acceptance. The risks involved in these service offerings include the Company's and its strategic partners' abilities to:

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

Possible Removal From Quotation Of Common Stock On NASDAQ And Resulting Market Illiquidity

         The Company's common stock is quoted on the NASDAQ National Market. Continued quotation of its common stock on the NASDAQ National Market will require, among other criteria, that (i) the minimum bid price for its common stock be at least $1.00 per share and (ii) the public float, not including shares held by affiliates of the Company, consists of at least 750,000 shares of common stock and have an aggregate value of at least $5,000,000. On May 12, 2001, the minimum bid price for the Company's common stock was $0.63, and the aggregate value of the Company's public float, not including common stock held by affiliates of the Company, was approximately $2,235,000, based on the average of the bid and asked prices of the Company's common stock on such date. The Company has received notice from the NASDAQ National Market that it has 90 days from May 3, 2001 to cure a deficiency in its public float or be removed from quotation on the NASDAQ National Market. In addition, the Company stock price is trading below $1.00 per share.

         If the Company's common stock is removed from quotation on the NASDAQ National Market or the NASDAQ Small-Cap Market, the liquidity of the Company's common stock could be reduced and the coverage of the Company by security analysts and media could be reduced, which could result in lower prices for the Company's common stock than might otherwise prevail and could also result in larger spreads between the bid and asked prices for the Company's common stock. Additionally, certain investors will not purchase securities that are not quoted on the NASDAQ National Market, which could materially impair the Company's ability to raise funds through the issuance of its common stock or other securities convertible into its common stock.

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