Form 10-Q
period 2001-06-30
A CONSULTING TEAM INC
filed 2001-08-10
CIK 1040792

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-Q


          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the period ended: June 30, 2001

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


                   As of August 10, 2001, there were 7,116,871
                 shares of Common Stock, with $.01 par value per
                               share, outstanding.

                           THE A CONSULTING TEAM, INC.

                                      INDEX


                                                                                          Page Number
                                                                                          -----------
Part I.  Financial Information

         Item 1.  Financial Statements                                                           1

                  Condensed Consolidated Balance Sheets as of June 30, 2001 and
                  December 31, 2000                                                              1

                  Condensed Consolidated Statements of Operations for the three months and
                  six months ended June 30, 2001 and 2000                                        2

                  Condensed Consolidated Statements of Cash Flows for the six months
                  ended June 30, 2001 and 2000                                                   3

                  Notes to Condensed Consolidated Financial Statements                           4

         Item 2.  Management's Discussion and Analysis                                           5
                  of Financial Condition and Results of Operation

         Item 3.  Quantitative and Qualitative Disclosure of Market Risk                        16

Part II. Other Information

         Item 1.  Legal Proceedings                                                             16

         Item 2.  Changes in Securities and Use of Proceeds                                     16

         Item 3.  Defaults upon Senior Securities                                               16

         Item 4.  Submission of Matters to a Vote of Security Holders                           16

         Item 5.  Other Information                                                             17

         Item 6.  Exhibits and Reports on Form 8-K                                              17

Signatures                                                                                      18


Part I. Financial Information

Item 1.  Financial Statements

                           THE A CONSULTING TEAM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                  June 30,           December 31,
                                                                                    2001                2000
                                                                                ------------         ------------
                                                                                (unaudited)
                       Assets
Current Assets:
     Cash and cash equivalents                                                  $    610,690         $    837,946
     Accounts receivable, less allowance for doubtful accounts of
        $692,098 at June 30, 2001 and $948,397 at December 31, 2000                7,328,105           13,596,875
     Prepaid software licenses                                                             -            2,000,000
     Prepaid or refundable income taxes                                                    -            1,575,510
     Prepaid expenses and other current assets                                       106,159              132,423
                                                                                ------------         ------------
        Total current assets                                                       8,044,954           18,142,754
Investments, at cost                                                                 500,000            2,820,638
Property and equipment, at cost, less accumulated
     depreciation and amortization                                                 2,369,402            5,847,092
Deposits                                                                             126,011              227,055
                                                                                ------------         ------------
        Total assets                                                            $ 11,040,367         $ 27,037,539
                                                                                ============         ============

                      Liabilities and Shareholders' Equity
Current Liabilities:
     Loans payable - banks                                                      $  2,173,823         $  2,170,000
     Accounts payable and accrued expenses                                         4,613,700            6,098,951
     Deferred revenue                                                                      -              166,015
     Current portion of capital  lease obligation                                    301,742              376,288
                                                                                ------------         ------------
        Total current liabilities                                                  7,089,265            8,811,254
Capital lease obligation                                                             257,198              394,379
Other long-term liabilities                                                                -               62,139
Commitments
Shareholders' equity:
     Preferred stock, $.01 par value; 2,000,000 shares
        authorized; no shares issued or outstanding                                        -                    -
     Common stock, $.01 par value; 30,000,000 shares authorized;
        7,116,871 issued and outstanding                                              71,169               71,169
     Additional paid-in capital                                                   33,086,689           33,086,689
     Accumulated deficit                                                         (29,463,954)         (15,388,091)
                                                                                ------------         ------------
        Total shareholders' equity                                                 3,693,904           17,769,767
                                                                                ------------         ------------
        Total liabilities and shareholders' equity                              $ 11,040,367         $ 27,037,539
                                                                                ============         ============

     See accompanying notes to condensed consolidated financial statements.

                           THE A CONSULTING TEAM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                 Six Months Ended                       Three Months Ended
                                                                     June 30,                                June 30,
                                                      ------------------------------------     ----------------------------------
                                                              2001               2000                 2001              2000
                                                      ------------------  ----------------     ---------------   ----------------
                                                          (unaudited)        (unaudited)         (unaudited)        (unaudited)
Revenues                                                 $ 21,541,481        $ 28,177,422        $  9,393,396        $ 15,026,760
Cost of revenues                                           17,334,465          19,273,280           7,481,099          10,042,180
                                                         ------------        ------------        ------------        ------------
Gross profit                                                4,207,016           8,904,142           1,912,297           4,984,580
Operating expenses:
      Selling, general & administrative                     7,920,843          12,945,940           3,073,956           7,070,910
      Provision for doubtful accounts                         672,507              78,156             450,066              70,681
      Depreciation & amortization                             693,017           1,152,736             264,597             582,908
      Impairment of assets &
        restructuring charges                               8,728,748                   -           7,190,748                   -
                                                         ------------        ------------        ------------        ------------
                                                           18,015,115          14,176,832          10,979,367           7,724,499
                                                         ------------        ------------        ------------        ------------
Loss from operations                                      (13,808,099)         (5,272,690)         (9,067,070)         (2,739,919)
Interest expense, net                                        (267,764)            (44,677)           (120,086)            (51,296)
                                                         ------------        ------------        ------------        ------------
Loss before benefit for income taxes                      (14,075,863)         (5,317,367)         (9,187,156)         (2,791,215)
      Benefit for Income taxes                                      -          (2,071,728)                  -            (996,728)
                                                         ------------        ------------        ------------        ------------
Net loss                                                 $(14,075,863)       $ (3,245,639)       $ (9,187,156)       $ (1,794,487)
                                                         ============        ============        ============        ============

Net loss per share - basic
      and dilutive                                       $      (1.98)       $      (0.56)       $      (1.29)       $      (0.30)
                                                         ============        ============        ============        ============


See accompanying notes to condensed consolidated financial statements.

                          THE A CONSULTING TEAM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Six Months Ended June 30,
                                                                           2001                   2000
                                                                       --------------       ----------------
Cash flows from operating activities:
Net loss                                                               ($14,075,863)           ($ 3,245,639)
Adjustments to reconcile net loss to net cash
  used in operating activities, net of acquired assets:
       Depreciation and amortization                                        693,017               1,152,736
       Impairment of assets & restructuring charges                       8,728,748                       -
       Provision for doubtful accounts                                      672,507                  78,156
       Changes in operating assets and liabilities:
           Accounts receivable                                            5,596,263              (2,424,689)
           Unbilled receivables                                                   -                (480,622)
           Prepaid or refundable income taxes                             1,393,238              (2,105,866)
           Prepaid expenses and other current assets                         26,264                (247,067)
           Accounts payable and accrued expenses                         (2,819,124)                512,309
           Deferred revenue                                                (166,015)                 59,011
           Other long-term liabilities                                      (62,139)                (13,595)
                                                                       ------------            ------------
Net cash used in operating activities                                       (13,104)             (6,715,266)

Cash flows from investing activities:
Purchase of property and equipment                                         (107,292)               (948,330)
Investments and advances                                                          -                (540,638)
Deposits                                                                    101,044                  (3,991)
                                                                       ------------            ------------
Net cash used in investing activities                                        (6,248)             (1,492,959)

Cash flows from financing activities:
Proceeds from sale of common stock                                                -               8,000,000
Proceeds from loan payable                                                2,400,000               1,000,000
Repayment of loan payable                                                (2,285,131)                (33,000)
Short-term credit from bank, net                                           (111,046)                      -
Repayment of long-term debt                                                       -                  (9,397)
Repayment of capital lease obligation                                      (211,727)               (100,626)
                                                                       ------------            ------------
Net cash (used in) provided by financing activities                        (207,904)              8,856,977
                                                                       ------------            ------------

Net (decrease)/increase in cash and cash equivalents                       (227,256)                648,752
Cash and cash equivalents at beginning of period                            837,946               5,082,519
                                                                       ------------            ------------
Cash and cash equivalents at end of period                             $    610,690            $  5,731,271
                                                                       ============            ============

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                               $    260,066            $     87,700
                                                                       ============            ============
Cash paid during the period for income taxes                           $          -            $          -
                                                                       ============            ============

Supplemental disclosure of non-cash investing
 and financing activity:
Capital lease obligation                                               $          -            $     26,661
                                                                       ============            ============


See accompanying notes to condensed consolidated financial statements.

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

2)       INTERIM FINANCIAL STATEMENTS:

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 2001 and the consolidated results of operations for the three months and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000.

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

         The consolidated results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

3)        NET LOSS PER SHARE:

The following table set forth the computation of basic and diluted net loss per share for the six months and three months ended June 30, 2001 and 2000.


                                                                 Six Months Ended               Three Months Ended
                                                                     June 30,                         June 30,
                                                           -----------------------------   ----------------------------
                                                              2001                2000         2001           2000
                                                           -----------------------------   ----------------------------
Numerator:
     Net (loss)                                            $(14,075,863)   $ (3,245,639)   $ (9,187,156)   $ (1,794,487)
                                                           ------------    ------------    ------------    ------------

     Numerator for basic and diluted
        net (loss) per share                               $(14,075,863)   $ (3,245,639)   $ (9,187,156)   $ (1,794,487)
                                                           ============    ============    ============    ============

Denominator:
     Denominator for basic and diluted net loss per
        share - weighted-average shares                       7,116,871       5,753,035       7,116,871       5,999,879
                                                           ============    ============    ============    ============

Basic and diluted loss per share                           $      (1.98)   $      (0.56)   $      (1.29)   $      (0.30)
                                                           ============    ============    ============    ============



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

5)       CONCENTRATION OF CREDIT RISK:

         Revenues to three customers represented approximately 24%, 16% and 10% of revenues for the six months ended June 30, 2001. Revenues to one customer represented 14% of revenues for the same period in 2000.

6)       IMPAIRMENT OF ASSETS AND RESTRUCTURING CHARGES:

         The Company began to restructure its operation in 2000 and has continued in 2001 and has taken a charge of approximately $8,729,000 for the six months ended June 30, 2001 consisting of $2,321,000 for the write off of the Company's investment in Always-On Software, Inc., $2,000,000 for the write off of prepaid software licenses, $1,617,000 for the write off of leaseholds and other fixed assets due to the closing of the operations and liquidation of T3 Media, Inc., $979,000 for the closing of three of its Solution Branches, $834,000 for the write off of leaseholds and other fixed assets related to the reduction of office space in its New York headquarters, $616,000 for severance costs and $362,000 for other associated costs. The Company had restructuring charge liabilities of approximately $860,000 and $240,000 at June 30, 2001 and December 31, 2000, respectively. During the six months ended June 30, 2001 the Company recorded additions to its restructuring liability of approximately $1,153,000 and payments of approximately $532,000.



7)       CREDIT FACILITY

         In June 2001 the Company entered into a new revolving credit facility with Keltic Financial Partners, LP for a line of credit up to $4 million based on the Company's accounts receivable balances. Loans under the credit line bear interest at a rate of prime plus 2%, which rate was 9% at June 30, 2001. The credit line has certain financial covenants, which the Company must meet on a quarterly basis. The Company's Chief Executive Officer has guaranteed $1 million of the line of credit.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of significant factors affecting the Company's operating results and liquidity and capital resources should be read in conjunction with the accompanying financial statements and related notes.



Overview

         Since 1983, TACT has provided IT services and solutions to Fortune 1000 companies and other large organizations. In 1997, TACT became a public company (Nasdaq: TACX), headquartered in New York, NY. In addition to its New York office, TACT has Solution Branches(SM) in Clark, NJ, and Chicago, IL. During the six months ended June 30, 2001, the Company closed its Stamford, CT, Atlanta, GA and Boston, MA branches. The Company is also continuing to review its other Solution Branches in an effort to effectuate the most cost efficient and effective operating structure for the Company and its clients and anticipates the potential closing of an additional Solution Branch in the third quarter.

         TACT is an end-to-end e-Services provider. The Company delivers e-Services solutions from web strategy and design through web development and integration, to web application hosting. Its clients predominantly include a broad range of Fortune 1000 companies and other large organizations. TACT also provides the same markets with enterprise-wide Information Technology consulting, software and training services and solutions. Over 90% of the Company's consulting services revenues during the six months ended June 30, 2001 were generated from the hourly billing of its consultants' services to its clients under time and materials engagements, with the remainder generated under fixed-price engagements.

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

         The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company's operating performance is primarily based upon billing margin (billable hourly rate less the consultant's hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). During 2000 and the first six months of 2001, the Company's margins were adversely affected by a decrease in billing rates, an increase in consultant wages and a reduction in consultant utilization rate. Large portions of the Company's engagements are on a time and materials basis. The Company historically had been able to pass on to its clients most of the increases in cost of services; however, the Company was not able to do so in 2000 and the first six months of 2001. Accordingly, such increases have had a significant impact on the Company's financial results. While most of the Company's engagements allow periodic price adjustments to address, among other things, increases in consultant costs, there can be no guarantee that clients will continue to accept cost increases. TACT also actively manages its personnel utilization rates by constantly monitoring project requirements and timetables; however utilization rates in the first six months of 2001were lower due to a trend in the Company's markets to delay IT projects and slowing of growth rate in demand in e-commerce and web-based initiatives.

         Historically, the Company has also generated revenues by selling software licenses and providing training services. In addition to initial software license fees, the Company also derives revenues from the annual renewal of software licenses. Revenues from the sale of software licenses are recognized upon delivery of the software to a customer, because future obligations associated with such revenue are insignificant. Training service revenues are recognized as the services are provided. Beginning in 1999 and extending through June 30, 2001, the Company has limited its emphasis on software sales. This has resulted in a significant reduction in software sales in the second half of 1999 through June 30, 2001. This trend is expected to continue for the remainder of 2001 and beyond with software sales only being ancillary to providing IT and e-Services solutions to customers. In the second quarter, the Company wrote off prepaid software licenses of $2.0 million due the economic downturn particularly in the area of software resales.

         On October 2, 1998, the Company made an investment in a Web integrator, T3 Media, of $3 million for non-voting convertible preferred stock. On June 23, 1999, the Company converted its preferred stock into a 30% common stock ownership interest and increased its ownership interest in T3 Media to approximately 51% by an additional investment in T3 Media's common stock of $370,000. The acquisition of T3 Media was accounted for using the purchase method of accounting. Accordingly, the results of operations of T3 Media are included in the Company's consolidated results of operations from the date of acquisition. The excess of the purchase price over the estimated fair value of the net identifiable assets acquired totaled $4.0 million and was recorded as goodwill and was being amortized using the straight-line method over 7 years. After extensive review of changing market conditions, it was determined that the carrying value of the intangibles and certain other fixed assets was not recoverable, resulting in a write-off of $3.9 million in the fourth quarter of 2000 and $371,000 in the first quarter of 2001. Due to the continued deterioration in revenues and market conditions for T3 Media's services, the operations of T3 Media were terminated in the second quarter 2001 and T3 Media is in process of being liquidated. Accordingly, the Company recorded additional charges of $1.2 million related to the termination of operations and liquidation, in the second quarter of 2001.

         In 1999, the Company made a minority investment in LightPC.com (renamed Always-On Software, Inc.). In 2000, the Company invested an additional $2.0 million in Always-On. At June 30, 2001, the Company owns approximately 10% of Always-On Software, Inc. Always-On Software, Inc. is a global provider of software application services ("ASP") based in New York's Silicon Alley. Due to the deteriorating conditions of the ASP market and deteriorating cash reserves, Always-On Software ceased operations in July 2001 and is in the process of determining future plans, if any. As a result, the Company recorded a charge of $2.3 million to reflect the impairment in value of its investment in the second quarter of 2001.

Results of Operations

         The following tables set forth the percentage of revenues of certain items included in the Company's Statements of Operations:



                                       Six Months Ended                Three Months Ended
                                               June 30,                        June 30,
                                ----------------------------     ---------------------------
                                    2001           2000             2001           2000
                                -------------  -------------     ------------   ------------
Revenues                              100.0%         100.0%           100.0%         100.0%
Cost of revenues                       80.5%          68.4%            79.6%          66.8%
                                -------------  -------------     ------------   ------------
Gross profit                           19.5%          31.6%            20.4%          33.2%
Operating expenses                     83.6%          50.3%           116.9%          51.4%
                                -------------  -------------     ------------   ------------
Loss from operations                  -64.1%         -18.7%           -96.5%         -18.2%
Net loss                              -65.3%         -11.5%           -97.8%         -11.9%
                                =============  =============     ============   ============




Comparison of Six Months Ended June 30, 2001 to Six Months Ended June 30, 2000

Revenues. Revenues for the Company decreased by $6.6 million from $28.2 million for the six months ended June 30, 2000 to $21.5 million for the six months ended June 30, 2001. The decrease was primarily attributable to a slowdown in the e-commerce industry, which resulted in the closing of T3 Media ($4.8 million) and bringing the Company back to its core IT Services and e-Services businesses ($1.2 million) and, a reduction of software revenues ($630,000).

Revenues from software licensing and training represent less than 5% of total revenues and are expected to remain at this level or lower in the future.

Gross Profit. Gross profit for the first six months decreased 52.8% from $8.9 million in 2000 to $4.2 million in 2001. As a percentage of total revenues, gross profit was 19.5% versus 31.6% for the six months ended June 30, 2001 and 2000, respectively. Gross margin was adversely affected primarily by the closing of T3 Media, a different mix of consulting projects, a decrease in software revenues and lower consultant utilization and higher average consultant costs.

Operating Expenses. Operating expenses are comprised of selling, general and administrative ("SG&A") expenses, provision for doubtful accounts, depreciation and amortization, and impairment of assets and restructuring charges. Operating expenses increased by $3.8 million or 26.8% from $14.2 million in 2000 to $18.0 million in 2001.

SG&A expenses decreased by $5.0 million from $ 12.9 million in 2000 to $7.9 million in 2001. The decrease is primarily attributable to the closing of T3 Media ($2.2 million) and a decrease in the Company's payroll costs ($2.1 million). The provision for doubtful accounts increased by approximately $595,000 from $78,000 in 2000 to $673,000 in 2001. The increase was attributable to the uncollectibilty of some of the Company's accounts receivable resulting from the economic downturn. Depreciation and amortization expenses decreased by $460,000 from $1,153,000 in 2000 to $693,000 in 2001 as a result of the closing of T3 Media, the closing of several of the Company's solution branches and the reduction in office space in its New York headquarters.

For the six months ended June 30, 2001, the Company recorded impairment of assets and restructuring charges of approximately $8.7 million. Theses charges related to the following; the Company closing three of it's Solution Branches ($1.0 million), reducing its office space in its New York headquarters by approximately 50% ($834,000), closing T3 Media ($1.6 million), the write down of its investment in Always-On Software, Inc. due to the termination of Always-On's operations ($2.3 million), the write off of prepaid software licenses resulting from lack of sales due to the economic down turn ($2.0 million), severance costs due to staff reductions ($616,000) and other associated costs ($362,000).

Income Taxes. The Company has a net loss for the six months ended June 30, 2001, therefore, it did not record a provision for income taxes.

Net Loss. As a result of the above, the Company had a net loss of $14.1 million in 2001 compared to a net loss of $3.2 million for 2000.


Comparison of Three Months Ended June 30, 2001 to Three Months Ended June 30,
2000

Revenues. Revenues of the Company decreased by $5.6 million, or 37.3% from $15.0 million for the three months ended June 30, 2000 to $9.4 million for the three months ended June 30, 2001. The decrease is primarily attributable to a slowdown in the e-commerce industry, which resulted in the closing of T3 Media ($3.1 million) and bringing the Company back to its core IT Services and e-Services businesses ($2.0 million) and a decrease in software revenues ($595,000). Revenues from software licensing and training represent less than 5% of the Company's total revenues in 2001 and are expected to remain at this level or lower in the future.

Gross Profit. Gross profit for the second quarter ended June 30, 2001 decreased by approximately $3.1 million from $5.0 million in 2000 to $1.9 million in 2001. As a percentage of revenues, gross profit was 20.4% compared to 33.2% for the three months ended June 30, 2001 and 2000, respectively. Gross margin was adversely affected primarily by the closing of T3 Media, Inc., a different mix of consulting projects, a decrease in software revenues and lower consultant utilization and higher average consultant costs.

Operating Expenses. Operating expenses are comprised of selling, general and administrative ("SG&A") expenses, provision for doubtful accounts, depreciation and amortization and impairment of assets and restructuring charges. Operating expenses increased by $3.3 million or 42.1% from $7.7 million in 2000 to $11.0 million in 2001.

SG&A expenses decreased by $4.0 million or 56.5% from $7.1 million in 2000 to $3.1 million in 2001. The decrease is primarily attributable to the closing of T3 Media ($1.4 million) and a decrease in the Company's payroll related costs ($1.7 million). The provision for doubtful accounts increased by approximately $379,000 from $71,000 in 2000 to $450,000 in 2001. The increase was primarily attributable to the uncollectibilty of some of the Company's accounts receivable resulting from the economic downturn. Depreciation and amortization expenses for the quarter decreased by approximately $318,000 as a result of the closing of T3 Media and the reduction in office space in the Company's New York headquarters by approximately 50%.

For the quarter ended June 30, 2001, the Company recorded impairment of assets and restructuring charges of $7.2 million. Theses charges related to the following; a reduction of office space in its New York headquarters by approximately 50% ($834,000), closing T3 Media ($1.2 million), the write down of its investment in Always-On Software, Inc. due to the termination of Always-On's operations ($2.3 million), the write off of prepaid software licenses resulting from lack of sales due to the economic down turn ($2.0 million), severance costs due to staff reductions ($428,000) and other associated costs ($362,000).

Income Taxes. The Company has a net loss for the three months ended June 30, 2001, therefore, it did not record a provision for income taxes.

Net Loss. As a result of the above-mentioned factors, the Company had a net loss of approximately $9.2 million in 2001 compared to a net loss of $1.8 million in 2000.

Liquidity and Capital Resources

         The Company negotiated a new line of credit of $4.0 million in June 2001 and has $2.1 million outstanding at June 30, 2001. The Company repaid the $2.0 million that was outstanding at December 31, 2000 under its previous credit line. The Company's principal shareholder has guaranteed $1 million of the line of credit. The line of credit bears interest at a variable rate based on prime plus 2% and the rate was 9.0% at June 30, 2001. In addition, the Company's closed subsidiary, T3 Media has a demand loan with a bank, which the Company has guaranteed. The amounts outstanding on the T3 Media demand loan are $51,000 and $170,000 at June 30, 2001 and December 31, 2000, respectively. This loan bears interest at the bank's prime rate plus 3%. The interest rate was 10.0% at June 30, 2001. T3 Media had entered into a series of capital lease obligations to finance its expansion plans, covering leasehold improvements, furniture and computer-related equipment. The amount outstanding under such leases was approximately $559,000 at June 30, 2001. The Company is in the process of negotiating buy-outs on all of these leases.

         The Company's cash balances were approximately $611,000 at June 30, 2001 and approximately $838,000 at December 31, 2000. Net cash used by operating activities in 2001 were approximately $13,000 and $6.7 million for the six months ended June 30, 2001 and 2000, respectively.

         The Company's accounts receivable, less allowance for doubtful accounts, at June 30, 2001 and December 31, 2000 were $7.3 million and $13.6 million, respectively, representing 74 and 89 days of sales outstanding, respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.

         For the six months ended June 30, 2001, the Company had revenues from three customers, which represented 24%, 16% and 10% of revenues. For the same period in 2000, the Company had revenues from one customer, which represented 14% of revenues. No other customer represented greater than 10% of the Company's revenues.

         Net cash used in investing activities was approximately $6,000 and $1.5 million for the six months ended June 30, 2001 and 2000, respectively. The net cash used in investing activities for the first six months of 2000 was primarily attributable to additions to property and equipment and a minority investment in Methoda Computers Ltd.

         Net cash (used in) provided by financing activities was $208,000 and $8.9 million for the six months ended June 30, 2001 and 2000 respectively. The cash provided by financing activities during 2000 was primarily attributable to the purchase of an aggregate of 1,124,997 shares of common stock by a group of investors for $8.0 million (see below for a more detailed description of the investment transactions).

         On March 19, 2000, Yosi Vardi, Rita Folger, DS Polaris Group, SFK Group and Arison Investments Ltd. invested an aggregate of approximately $2.75 million by purchasing an aggregate of 392,855 shares of common stock at $7.00 per share with 60 day warrants (subsequently extended by an additional 14 days) to purchase an aggregate of 607,142 additional shares of common stock at an exercise price of $7.00 per share (one of which warrants was exercised in part by Arison Investments on June 5, 2000 to purchase 142,857 shares of common stock for an aggregate exercise price of approximately $1.0 million) and two-year warrants to purchase an aggregate of 1,000,000 additional shares of common stock at an exercise price of $13.00 per share.

         On June 5, 2000, Koonras Technologies, Eurocom Communications and Poalim Capital Markets Technologies invested an aggregate of approximately $3.25 million by purchasing an aggregate of 464,284 shares of common stock at $7.00 per share with two-year warrants to purchase an aggregate of 464,284 additional shares of common stock at an exercise price of $13.00 per share.

         On June 14, 2000, two investment trusts controlled by Michael G. Jesselson invested $1 million by purchasing an aggregate of 125,000 shares of common stock at $8.00 per share with two-year warrants to purchase an aggregate of 125,000 additional shares of common stock at an exercise price of $13.00 per share.

         On September 29, 2000, Level 8 Systems, Inc. invested $4 million by purchasing 500,000 shares of common stock at $8.00 per share with two-year warrants to purchase an aggregate of 500,000 additional shares of common stock at an exercise price of $13.00 per share.

         In management's opinion, cash flows from operations and borrowing capacity combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months. There may be circumstances that would accelerate its use of liquidity sources, including, but not limited to, its ability to implement a profitable business model, which may include further restructuring charges. If this occurs, the Company may, from time to time, incur additional indebtedness or issue, in public or private transactions, equity or debt securities. However, there can be no assurance that suitable debt or equity financing will be available to us.

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

Operating Losses

         The Company has incurred operating losses for the last two years and continued to incur losses for the six months ended June 30, 2001 and may continue to incur net losses and negative cash flow for the remainder of 2001. The Company has a net loss of $14.1 million for the six months ended June 30, 2001. Approximately $3.4 million of this loss was attributable to T3 Media (including certain expenses associated with the close down of T3 Media's operations ($1.6 million)). The remaining net loss for the six months is attributable to the Company and includes certain one time charges of $7.1 million associated with the impairment of assets and restructuring charges. In 2000, the Company had a net loss of $16.8 million of which $5.5 million was attributable to T3 Media (including certain one-time charges ($3.9 million). The remaining loss of $11.3 million was attributable to the Company's continuing investment in its end-to-end e-Services business and higher expenses associated with its Solution Branches and the expenses of closing certain operations and streamlining others. The Company may incur further operating losses and continue to make capital expenditures and, as a result, may need to generate significant revenues to achieve profitability. The Company cannot guarantee that the Company will achieve sufficient cost reductions or revenues to achieve profitability. Even if it does achieve profitability, there is no guarantee that the Company can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly the Company will continue to experience losses and the results of operations and financial condition will be materially and adversely affected.

Capital Requirements

         The Company may be unable to meet its future capital requirements. The Company may require additional financing in the future in order to continue to implement its product and services development, marketing and other corporate programs. The Company may not be able to obtain such financing or obtain it on acceptable terms. Without additional financing, the Company may be forced to delay, scale back or eliminate some or all of its product and services development, marketing and other corporate programs. If the Company is able to obtain such financing, the terms may contain restrictive covenants that might negatively affect its shares of common stock, such as limitations on payments of dividends or, in the case of a debt financing, reduced earnings due to interest expenses. Any further issuance of equity securities would have a dilutive effect on the holders of its shares of common stock. Its business, operating results and financial condition may be materially harmed if revenues do not develop or grow slower than the Company anticipates, if operating expenses exceed its expectations or cannot be reduced accordingly, or if the Company cannot obtain additional financing.

Dependence on Limited Number of Clients

         The Company derives a significant portion of its revenues from a relatively limited number of clients primarily located in the New York/New Jersey metropolitan area of the United States. Adverse economic conditions affecting this region could have an adverse effect on the financial condition of its clients located there, which in turn could adversely impact its business and future growth. Revenues from its ten most significant clients accounted for a majority of its revenues for each of the three years ended December 31, 2000 and the six months ended June 30, 2001. In each of these periods, the Company has had at least one customer with revenues exceeding 10% of the Company's revenues. For the period ended June 30, 2001, the Company had revenues from three customers, which represented 24%, 16% and 10% of revenues. For the six months ended June 30, 2000, the Company had revenues from one customer, which represented 14% of revenues. No other customer represented greater than 10% of the Company's revenues. In any given year, its ten most significant customers may vary based upon specific projects for those clients during that year. There can be no assurance that its significant clients will continue to engage us for additional projects or do so at the same revenue levels. Clients engage the Company on an assignment-by- assignment basis, and a client can generally terminate an assignment at any time without penalties. The loss of any significant customer could have a material adverse effect on its business, results of operations and financial condition. A failure of the Company to develop relationships with new customers could have a material adverse effect on its business, results of operations and financial condition.

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

Rapid Technological Change

         The Company's business is subject to rapid technological change and is dependent on new solutions. Its success will depend in part on its ability to develop information technology solutions to meet client expectations, including e-commerce solutions, and offer software solutions that keep pace with continuing changes in information technology, evolving industry standards, changing client preferences and a continuing shift to outsourced solutions by clients. The Company cannot assure you that it will be successful in adequately addressing the outsourcing market or other information technology developments on a timely basis or that, if addressed, the Company will be successful in the marketplace. The Company also cannot assure you that products or technologies developed by others will not render its services uncompetitive or obsolete. The Company's failure to address these developments could have a material adverse effect on our business, results of operations and financial condition.

e-Business Initiatives

         The Company faces difficulties typically encountered by development state companies in rapidly evolving markets because of its e-commerce initiative. The Company provides e-commerce Web design and Web business planning, strategic planning and marketing strategy-consulting services and other related e-business services. Revenues from its e-commerce services constituted 47% of revenues for the six months ended June 30, 2001, 51% of its revenues for the year ended December 31, 2000 and 21% for the year ended December 31, 1999. The Company cannot assure you that any products or services developed by it, or its strategic partners will achieve market acceptance. The risks involved in these service offerings include the Company's and its strategic partners' abilities to:

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

Billing Margins

         The Company's ability to maintain billing margins is uncertain. It derives revenues primarily from the hourly billing of its consultants' services and, to a lesser extent, from fixed-price projects. The Company's most significant cost is project personnel cost, which consists of consultant salaries and benefits. Thus, its financial performance is primarily based upon billing margin (billable hourly rate less the consultant's hourly cost) and personnel utilization rates (number of days worked by a consultant during a two-week billing cycle divided by the number of billing days in that cycle). The billing margin decreased for the six months ended June 30, 2001 and for the year ended December 31, 2000 due principally to lower billing rates and lower utilization rates and higher consultants wages. There can be no assurance, however, that its revenues will continue to be billed primarily on a time and materials basis or that the Company will be able to pass along additional increases in its cost of services to its clients.

Managing Growth

         The Company may have difficulty managing its growth. Its expansion is dependent upon, among other things,

    o its ability to hire and retain consultants as employees or independent consultants,

    o its ability to identify suitable new geographic markets with sufficient demand for our services, hire and retain skilled management, marketing, customer service and other personnel, and successfully manage growth, including monitoring operations, controlling costs and maintaining effective quality and service controls, and

    o if the Company consummates additional acquisitions, its ability to successfully and profitably integrate any acquired businesses into its operations.

         If the Company's management is unable to manage growth or new employees or consultants are unable to achieve anticipated performance levels, its business, results of operations and financial condition could be materially adversely affected.

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

Fluctuations in Quarterly Operating Results

         The Company's quarterly results of operations are variable. Variations in its revenues and results of operations occur from time to time as a result of a number of factors, such as the timing of closing of Solution Branch offices, the size and significance of client engagements commenced and completed during a quarter, the number of business days in a quarter, consultant hiring and utilization rates and the timing of corporate expenditures. The timing of revenues is difficult to forecast because its sales cycle can be relatively long and may depend on such factors as the size and scope of assignments and general economic conditions. A variation in the number of client assignments or the timing of the initiation or the completion of client assignments, particularly at or near the end of any quarter, can cause significant variations in results of operations from quarter to quarter and can result in losses. In addition, its engagements generally are terminable by the client at any time without penalties. Although the number of consultants can be adjusted to correspond to the number of active projects, the Company must maintain a sufficient number of senior consultants to oversee existing client projects and to assist with its sales force in securing new client assignments. An unexpected reduction in the number of assignments could result in excess capacity of consultants and increased selling, general and administrative expenses as a percentage of revenues. The Company has also experienced, and may in the future experience, significant fluctuations in the quarterly results of its software sales as a result of the variable size and timing of individual license transactions, competitive conditions in the industry, changes in customer budgets, and the timing of the introduction of new products or product enhancements. In the event that its results of operations for any period are below the expectation of market analysts and investors, the market price of its shares of common stock could be adversely affected.

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

Possible Removal From Quotation Of Common Stock On NASDAQ And Resulting Market Illiquidity

         The Company's common stock is quoted on the NASDAQ National Market. Continued quotation of its common stock on the NASDAQ National Market will require, among other criteria, that (i) the minimum bid price for its common stock be at least $1.00 per share and (ii) the public float, not including shares held by affiliates of the Company, consists of at least 750,000 shares of common stock and have an aggregate value of at least $5,000,000. On August 3, 2001, the minimum bid price for the Company's common stock was $.42, and the aggregate value of the Company's public float, not including common stock held by affiliates of the Company, was approximately $1,522,000, based on the average of the bid and asked prices of the Company's common stock on such date. The Company has received notice from the NASDAQ National Market that it has 90 days from May 3, 2000 to cure a deficiency in its public float or be removed from quotation on the NASDAQ National Market. In addition, the Company stock price is trading below $1.00 per share. While the Company intends to request a conference with NASDAQ officials to describe what it intends to do to rectify the situation, there can be no assurances that NASDAQ officials will concur.

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

Intellectual Property Rights

         The Company's business includes the development of custom software applications in connection with specific client engagements. Ownership of such software is generally assigned to the client. The Company relies upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom the Company licenses intellectual property. The Company enters into confidentiality agreements with its employees and limits distribution of proprietary information. However, the Company cannot assure you that the steps taken by it in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. The Company is subject to the risk of litigation alleging infringement of third-party intellectual property rights. Any such claims could require us to spend significant sums in litigation, pay damages, develop non-infringing intellectual property or acquire licenses to the intellectual property, which is the subject of the asserted infringement. In addition, the Company is aware of other users of the term "TACT" and combinations including "A Consulting," which users may be able to restrict our ability to establish or protect our right to use these terms. The Company has in the past been contacted by other users of the term "TACT" alleging rights to the term. The Company has completed filings with the U.S. Patent and Trademark Office in order to protect certain marks, including "TACT" and "The A Consulting Team." Our inability or failure to establish rights to these terms or protect its rights may have a material adverse effect on our business, results of operations and financial condition.

Going Concern

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2001 and the years ended December 31, 2000 and 1999, the Company reported net losses of $14.1 million, $16.8 million and $2.7 million, respectively. Additionally, the Company has an accumulated deficit of 29.5 million as of June 30, 2001. The Company believes that its continuing focus on cost reductions, together with a number of other operational changes, including the closing of certain branch offices and the closing and liquidation of T3 Media in the second quarter of 2001 potentially could result in the attainment of profitable operations.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

         The Company has not entered into market risk sensitive transactions required to be disclosed under this item.



Part II.  Other Information


Item 1.  Legal proceedings

         None material.

Item 2.  Changes in Securities and Use of Proceeds

          The Company restated and amended its Certificate of Incorporation to increase the number of authorized shares of common stock from 10,000,000 shares to 30,000,000 shares and authorize of actions by written consent of shareholders of less than all outstanding shares in lieu of a meeting, on June 14, 2001. A copy of the Restated Certificate of Incorporation is attached hereto as Exhibit 3.1.


Item 3.  Defaults Upon Senior Securities

         None.



Item 4.  Submission of Matters to a Vote of Security Holders

         On May 24, 2001, the Company held its annual meeting of shareholders. The shareholders approved by a majority of votes the election of directors of the Company; votes for the directors were 5,078,050 for, 88,500 authority withheld. In addition, the Company's shareholders voted on the following items:
(a) the ratification by a majority of votes present of the appointment of Ernst & Young LLP as independent public accountants for the year ending December 31, 2001; votes for this matter were 5,157,364 for, 8,986 against, 1,000 abstained;
(b) the approval of the amendment and restatement of the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 10,000,000 shares to 30,000,000 shares and authorize of actions by written consent of shareholders of less than all outstanding shares in lieu of a meeting; votes for this matter were 5,038,764 for, 126,636 against and 1,700 abstained; and (c) the approval of an amendment to the 1997 Stock Option and Award Plan to (i) increase the number shares of common stock reserved for issuance to 1,200,000 shares, (ii) allow the Board of Directors of the Company to appoint a separate committee to administer the 1997 Stock Option and Award Plan with respect to certain persons and (iii) prohibit any employee or subsidiary of the Company from being granted options or share appreciation rights to purchase more than 250,000 shares of Common Stock in any calendar year; votes for this matter were 5,027,838 for, 138,562 against, 700 abstained.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

3.1      Restated Certificate of Incorporation of the Registrant.

3.2 Amended and Restated By-Laws of the Registrant, incorporated by reference to Exhibit 3.3 to the Registration Statement on Form SB-2 as previously filed with the Commission on August 6, 1997.

10.1.1 Loan and Security Agreement between The A Consulting Team, Inc. and Keltic Financial Partners, LP, dated June 27, 2001.

10.2 Guaranty of Payment and Performance, June 27, 2001, between Shmuel Bentov, Chairman and Chief Executive Officer of The A Consulting Team and Keltic Financial Partners, LP.




(b)  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             THE A CONSULTING TEAM, INC.


                             By: /s/ Shmuel BenTov
                                 ---------------------------------------------
Date August 10, 2001             Shmuel BenTov, President
                                 and Chief Executive Officer



                             By:  /s/ Richard D. Falcone
                                  ----------------------------------------
Date August 10, 2001              Richard D. Falcone, Treasurer
                                  and Chief Financial Officer