Form 10-Q
period 2001-09-30
A CONSULTING TEAM INC
filed 2001-11-14
CIK 1040792

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q


          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the period ended: September 30, 2001

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

               As of November 9, 2001, there were 7,116,871 shares of Common Stock, with $.01 par value per share, outstanding.

                           THE A CONSULTING TEAM, INC.

                                      INDEX

                                                                                            Page Number

Part I.  Financial Information

         Item 1.  Financial Statements                                                           2

                  Condensed Consolidated Balance Sheets as of September 30, 2001 and
                  December 31, 2000                                                              2

                  Condensed Consolidated Statements of Operations for the three months and
                  nine months ended September 30, 2001 and 2000                                  3

                  Condensed Consolidated Statements of Cash Flows for the nine months
                  ended September 30, 2001 and 2000                                              4

                  Notes to Condensed Consolidated Financial Statements                           5

         Item 2.  Management's Discussion and Analysis                                           6
                  of Financial Condition and Results of Operation

         Item 3.  Quantitative and Qualitative Disclosure of Market Risk                        16

Part II. Other Information

         Item 1.  Legal Proceedings                                                             16

         Item 2.  Changes in Securities and Use of Proceeds                                     16

         Item 3.  Defaults upon Senior Securities                                               16

         Item 4.  Submission of Matters to a Vote of Security Holders                           16

         Item 5.  Other Information                                                             16

         Item 6.  Exhibits and Reports on Form 8-K                                              16

Signatures                                                                                      18

Part I. Financial Information

Item 1.  Financial Statements

                           THE A CONSULTING TEAM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                                     September 30,        December 31,
                                                                                         2001                 2000
                                                                                    ---------------     ---------------
                                                                                      (unaudited)

                                  Assets

Current Assets:
    Cash and cash equivalents                                                       $       341,851     $       837,946
    Accounts receivable, less allowance for doubtful accounts of
     $723,502 at September 30, 2001 and $948,397 at December 31, 2000                     7,427,862          13,596,875
    Prepaid software licenses                                                                  --             2,000,000
    Prepaid or refundable income taxes                                                         --             1,575,510
    Prepaid expenses and other current assets                                                40,657             132,423
                                                                                    ---------------     ---------------
     Total current assets                                                                 7,810,370          18,142,754
Investments at cost                                                                         500,000           2,820,638
Property and equipment, at cost, less accumulated
  depreciation and amortization                                                           2,148,868           5,847,092
Deposits                                                                                    120,634             227,055
                                                                                    ---------------     ---------------
        Total Assets                                                                $    10,579,872     $    27,037,539
                                                                                    ===============     ===============

                   Liabilities and Shareholders' Equity

Current Liabilities:
    Loan payable - banks                                                            $     2,921,706     $     2,170,000
    Accounts payable and accrued expenses                                                 3,211,063           6,098,951
    Deferred revenue                                                                           --               166,015
    Current portion of capital lease obligation                                             516,744             376,288
                                                                                    ---------------     ---------------
        Total current liabilities                                                         6,649,513           8,811,254
Capital lease obligation                                                                       --               394,379
Other long-term liabilities                                                                    --                62,139
Shareholders' equity:
    Preferred stock, $.01 par value; 2,000,000 shares
         authorized; no shares issued or outstanding
    Common stock, $.01 par value; 30,000,000 shares authorized;
      7,116,871 issued and outstanding                                                       71,169              71,169
    Additional paid-in capital                                                           33,086,689          33,086,689
    Accumulated deficit                                                                 (29,227,499)        (15,388,091)
                                                                                    ---------------     ---------------
       Total shareholders' equity                                                         3,930,359          17,769,767
                                                                                    ---------------     ---------------
          Total liabilities and shareholders' equity                                $    10,579,872     $    27,037,539
                                                                                    ===============     ===============

See accompanying notes to condensed consolidated financial statements

                           THE A CONSULTING TEAM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Nine Months Ended                       Three Months Ended
                                                           September 30,                            September 30,
                                                 -----------------------------------     -----------------------------------
                                                       2001                2000                2001                2000
                                                 ---------------     ---------------     ---------------     ---------------
                                                   (unaudited)         (unaudited)         (unaudited)         (unaudited)

Revenues                                         $    28,891,112     $    40,986,250     $     7,349,630     $    12,808,828
Cost of revenues                                      22,311,380          29,210,894           4,976,914           9,937,614
                                                 ---------------     ---------------     ---------------     ---------------
Gross profit                                           6,579,732          11,775,356           2,372,716           2,871,214
Operating expenses:
Selling, general and administrative                    9,773,240          20,054,554           1,852,397           7,110,714
Provision for doubtful accounts                          822,507           1,093,071             150,000           1,014,915
Depreciation and amortization                            928,878           1,728,813             235,861             576,077
Impairment of assets and
           restructuring charges                       8,728,748                --                  --                  --
                                                 ---------------     ---------------     ---------------     ---------------
                                                      20,253,373          22,876,438           2,238,258           8,701,706
                                                 ---------------     ---------------     ---------------     ---------------
Income (loss) from operations                        (13,673,641)        (11,101,082)            134,458          (5,830,492)
Interest expense, net                                   (352,849)           (100,095)            (85,085)            (55,417)
                                                 ---------------     ---------------     ---------------     ---------------
Income (loss) before income taxes                    (14,026,490)        (11,201,177)             49,373          (5,885,909)
       Provision (benefit) for income taxes                 --            (1,571,728)               --               500,000
                                                 ---------------     ---------------     ---------------     ---------------
Income (loss) before extraordinary item              (14,026,490)         (9,629,449)             49,373          (6,385,909)
       Extraordinary item                                187,082                --               187,082                --
                                                 ---------------     ---------------     ---------------     ---------------
Net income (loss)                                $   (13,839,408)    $    (9,629,449)    $       236,455     $    (6,385,909)
                                                 ===============     ===============     ===============     ===============

Basic income (loss) per share:
      Income (loss) from operations              $         (1.96)    $         (1.59)    $          0.01     $         (0.95)
      Extraordinary item                                    0.02                --                  0.02                --
                                                 ---------------     ---------------     ---------------     ---------------
      Net income (loss)                          $         (1.94)    $         (1.59)    $          0.03     $         (0.95)
                                                 ===============     ===============     ===============     ===============

Diluted income (loss) per share:
      Income (loss) from operations              $         (1.96)    $         (1.59)    $          0.01     $         (0.95)
      Extraordinary item                                    0.02                --                  0.02                --
                                                 ---------------     ---------------     ---------------     ---------------
      Net income (loss)                          $         (1.94)    $         (1.59)    $          0.03     $         (0.95)
                                                 ===============     ===============     ===============     ===============


See accompanying notes to condensed consolidated financial statements.

                           THE A CONSULTING TEAM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     Nine Months Ending September 31,
                                                                                          2001                2000
                                                                                    ---------------     ---------------
Cash flows from operating activities:
Net loss                                                                            $   (13,839,408)    $    (9,629,449)
Adjustments to reconcile net loss to net cash
used in operating activities, net of acquired assets:

       Depreciation and amortization                                                        928,878           1,728,814

       Impairment of assets and restructuring charges                                     8,728,748                --

       Provision for doubtful accounts                                                      822,507             806,454

       Extraordinary item                                                                  (187,082)               --

       Investment received in exchange for services rendered                                   --              (320,000)

       Changes in operating assets and liabilities:

              Accounts receivable                                                         5,346,506          (2,698,450)

              Software held for resale                                                         --            (2,000,000)

              Unbilled receivables                                                             --               121,545

              Prepaid or refundable income taxes                                          1,393,238          (1,655,714)

              Prepaid expenses and other current assets                                      91,766            (106,503)

              Accounts payable and accrued expenses                                      (4,221,760)          2,845,502

              Deferred revenue                                                             (166,015)            (97,536)

              Other long-term liabilities                                                   (62,139)            (17,440)
                                                                                    ---------------     ---------------
Net cash used in operating activities
                                                                                         (1,164,761)        (11,022,777)

Cash flows from investing activities:

Purchase of property and equipment                                                         (122,620)           (931,012)

Investments and advances                                                                       --            (2,520,638)

Deposits                                                                                    106,421              (5,180)
                                                                                    ---------------     ---------------
Net cash used in investing activities
                                                                                            (16,199)         (3,456,830)

Cash flows from financing activities:

Proceeds from sale of common stock                                                             --            12,051,250
Short-term credit, net                                                                      751,706                --
Repayment of long-term debt                                                                    --               (13,505)
Repayment of capital lease obligation                                                       (66,841)           (187,505)
Proceeds from loan payable                                                                     --             2,000,000

Repayment of loan payable                                                                      --               (78,000)
                                                                                    ---------------     ---------------

Net cash (used in) provided by financing activities                                         684,865          13,772,240
                                                                                    ---------------     ---------------


Net decrease in cash and cash equivalents                                                  (496,095)           (707,367)

Cash and cash equivalents at beginning of period                                            837,946           5,082,519
                                                                                    ---------------     ---------------
Cash and cash equivalents at end of period                                          $       341,851     $     4,375,152
                                                                                    ===============     ===============

Supplemental disclosure of cash flow information:
             Cash paid during the period for interest                               $       367,080     $       142,400
                                                                                    ===============     ===============
             Cash paid during the period for income taxes                           $          --       $          --
                                                                                    ===============     ===============
Supplemental disclosure of  non-cash investing
and financing activity:
 Capital lease obligation                                                           $          --       $       140,000
                                                                                    ===============     ===============

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

2)       INTERIM FINANCIAL STATEMENTS:

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 2001 and the consolidated results of operations for the three months and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000.

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

         The consolidated results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

3)        NET LOSS PER SHARE:

The following table set forth the computation of basic and diluted net income
(loss) per share for the nine months and three months ended September 30, 2001 and 2000.

                                                              Nine Months Ended                     Three Months Ended
                                                                September 30,                          September 30,
                                                    -----------------------------------     -----------------------------------
                                                          2001                2000                2001                2000
                                                    ---------------     ---------------     ---------------     ---------------
Numerator for basic and diluted:
    Income (loss) before extraordinary item         $   (14,026,490)    $    (9,629,449)    $        49,373     $    (6,385,909)
    Extraordinary item                                      187,082                --               187,082                --
                                                    ---------------     ---------------     ---------------     ---------------
    Net income (loss)                               $   (13,839,408)    $    (9,629,449)    $       236,455     $    (6,385,909)
                                                    ===============     ===============     ===============     ===============
Denominator:
    Denominator for basic income (loss) before
       extraordinary item and net income (loss)
       per share - weighted-average shares                7,116,871           6,067,612           7,116,871           6,696,768
                                                    ===============     ===============     ===============     ===============
    Denominator for diluted earnings (loss) per
       share - adjusted weighted-average shares           7,116,871           6,067,612           7,144,823           6,696,768
                                                    ===============     ===============     ===============     ===============
Basic earnings income (loss) per share:
    Income (loss) before extraordinary item         $         (1.96)    $         (1.59)    $          0.01     $         (0.95)
    Extraordinary item                                         0.02                --                  0.02                --
                                                    ---------------     ---------------     ---------------     ---------------
    Net income (loss)                               $         (1.94)    $         (1.59)    $          0.03     $         (0.95)
                                                    ===============     ===============     ===============     ===============
Diluted earnings income (loss) per share:
    Income (loss) before extraordinary item         $         (1.96)    $         (1.59)    $          0.01     $         (0.95)
    Extraordinary item                                         0.02                --                  0.02                --
                                                    ---------------     ---------------     ---------------     ---------------
    Net income (loss)                               $         (1.94)    $         (1.59)    $          0.03     $         (0.95)
                                                    ===============     ===============     ===============     ===============

All options and warrants outstanding for the nine months ended September 30, 2001 and 2000 were not included in the computation of net loss per share because the effect would be antidilutive.

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

5)       CONCENTRATION OF CREDIT RISK:

         Revenues to three customers represented approximately 22%, 17% and 12% of revenues for the nine months ended September 30, 2001. Revenues to one customer represented 16% of revenues for the same period in 2000.

6)       IMPAIRMENT OF ASSETS AND RESTRUCTURING CHARGES:

         The Company began to restructure its operations in 2000 and has continued to restructure its operations in 2001 and has taken a charge of approximately $8,729,000 for the nine months ended September 30, 2001, consisting of $2,321,000 for the write off of the Company's investment in Always-On Software, Inc., $2,000,000 for the write off of prepaid software licenses, $1,617,000 for the write off of leaseholds and other fixed assets due to the closing of the operations and liquidation of T3 Media, Inc., $979,000 for the closing of four of its Solution Branches, $834,000 for the write off of leaseholds and other fixed assets related to the reduction of office space in its New York headquarters, $616,000 for severance costs and $362,000 for other associated costs. The Company had restructuring charge liabilities of approximately $540,000 and $240,000 at September 30, 2001 and December 31, 2000, respectively. During the nine months ended September 30, 2001, the Company recorded additions to its restructuring liability of approximately $1,153,000 and payments of approximately $852,000.

7)       CREDIT FACILITY

         In June 2001, the Company entered into a new revolving credit facility with Keltic Financial Partners, LP for a line of credit up to $4 million based on the Company's accounts receivable balances. Loans under the credit line bear interest at a rate of prime plus 2%, which rate was 8.5% at September 30, 2001. The credit line has certain financial covenants, which the Company must meet on a quarterly basis. The Company's Chief Executive Officer has guaranteed $1 million of the line of credit.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of significant factors affecting the Company's operating results and liquidity and capital resources should be read in conjunction with the accompanying financial statements and related notes.


Overview

         Since 1983, TACT has provided Information Technology services and solutions to Fortune 1000 companies and other large organizations. In 1997, TACT became a public company (Nasdaq: TACX), headquartered in New York, NY with an office in Clark, NJ. During the nine months ended September 30, 2001, the Company closed its Stamford, CT, Atlanta, GA, Boston, MA, and Chicago, IL offices. The Company is also continuing to review its operations in an effort to effectuate the most cost efficient and effective operating structure for the Company and its clients.

         TACT is an end-to-end e-Services provider. The Company delivers e-Services solutions from web strategy and design through web development and integration, to web application hosting. Its clients predominantly include a broad range of Fortune 1000 companies and other large organizations. TACT also provides the same markets with enterprise-wide Information Technology consulting, software and training services and solutions. Approximately 90% of the Company's consulting services revenues during the nine months ended September 30, 2001 were generated from the hourly billing of its consultants' services to its clients under time and materials engagements, with the remainder generated under fixed-price engagements.

         TACT's primary focus is helping clients support their business objectives by assisting them in the transition of their information technologies from traditional mainframe and client/server environments to the Internet and the Web. TACT offers its clients the full scope of the web-enabling process. TACT provides solutions ranging from strategy and design to development, through conversions and integration. TACT expertise leverages clients' existing systems and data stores to significant business advantage.

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

         The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company's operating performance is primarily based upon billing margin (billable hourly rate less the consultant's hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). During 2000 and the first half of 2001, the Company's margins were adversely affected by a decrease in billing rates, an increase in consultant wages and a reduction in consultant utilization rate; however, this trend began to reverse in the third quarter of 2001. Large portions of the Company's engagements are on a time and materials basis. The Company historically had been able to pass on to its clients most of the increases in cost of services; however, the Company was not able to do so in 2000 and the first half of 2001. Accordingly, such increases have had a significant impact on the Company's financial results. While most of the Company's engagements allow periodic price adjustments to address, among other things, increases in consultant costs, there can be no guarantee that clients will continue to accept cost increases. TACT also actively manages its personnel utilization rates by constantly monitoring project requirements and timetables. Utilization rates in the first half of 2001 were lower than in 2000 due to a trend in the Company's markets to delay IT projects and slowing of growth rate in demand in e-commerce and web-based initiatives. Through the Company's cost containment and work force rationalization efforts TACT's utilization rates have increased during the third quarter.

         Historically, the Company has also generated revenues by selling software licenses and providing training services. In addition to initial software license fees, the Company also derives revenues from the annual renewal of software licenses. Revenues from the sale of software licenses are recognized upon delivery of the software to a customer, because future obligations associated with such revenue are insignificant. Training service revenues are recognized as the services are provided. Beginning in 1999 and extending through September 30, 2001, the Company has limited its emphasis on software sales. This has resulted in a significant reduction in software sales in the second half of 1999 through September 30, 2001. This trend is expected to continue for the remainder of 2001 with software sales only being ancillary to providing IT and e-Services solutions to customers. In the second quarter, the Company wrote off prepaid software licenses of $2.0 million due the economic downturn particularly in the area of software resales.

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

         In 1999, the Company made a minority investment in LightPC.com (renamed Always-On Software, Inc.). In 2000, the Company invested an additional $2.0 million in Always-On. At September 30, 2001, the Company owns approximately 10% of Always-On Software, Inc. Always-On Software, Inc. is a global provider of software application services ("ASP") based in New York's Silicon Alley. Due to the deteriorating conditions of the ASP market and deteriorating cash reserves, Always-On Software ceased operations in July 2001 and is in the process of determining future plans. As a result, the Company recorded a charge of $2.3 million to reflect the impairment in value of its investment in the second quarter of 2001.

Results of Operations

         The following tables set forth the percentage of revenues of certain items included in the Company's Statements of Operations:

                                                         Nine Months Ended                        Three Months Ended
                                                            September 30,                            September 30,
                                                 -----------------------------------     -----------------------------------
                                                       2001                2000                2001                2000
                                                 ---------------     ---------------     ---------------     ---------------

Revenues                                                   100.0%              100.0%              100.0%              100.0%
Cost of revenues                                            77.2%               71.3%               67.7%               77.6%
                                                 ---------------     ---------------     ---------------     ---------------
Gross profit                                                22.8%               28.7%               32.3%               22.4%
Operating expenses                                          70.1%               55.8%               30.5%               67.9%
                                                 ---------------     ---------------     ---------------     ---------------
Income (loss) from operations                              (47.3)%             (27.1)%               1.8%              (45.5)%
                                                 ---------------     ---------------     ---------------     ---------------
Income (loss) before extraordinary item                    (48.5)%             (23.5)%               0.7%              (49.9)%
                                                 ---------------     ---------------     ---------------     ---------------
Extraordinary item                                           0.6%                0.0%                2.5%                0.0%
                                                 ---------------     ---------------     ---------------     ---------------
Net income (loss)                                          (47.9)%             (23.5)%               3.2%              (49.9)%
                                                 ===============     ===============     ===============     ===============


Comparison of Nine Months Ended September 30, 2001 to Nine Months Ended September 30, 2000

Revenues. Revenues for the Company decreased by $12.1 million from $41.0 million for the nine months ended September 30, 2000 to $28.9 million for the nine months ended September 30, 2001. The decrease was primarily attributable to a slowdown in the e-commerce industry, which resulted in the closing of T3 Media ($6.1 million), bringing the Company back to its core IT Services and e-Services businesses ($5.6 million) and a reduction of software revenues ($392,000).

Revenues from software licensing and training represent less than 5% of total revenues and are expected to remain at this level for the remainder of this year.

Gross Profit. Gross profit for the first nine months decreased 44.1% from $11.8 million in 2000 to $6.6 million in 2001. As a percentage of total revenues, gross profit for the first nine months decreased from 28.7% in 2000 to 22.8% in 2001. Gross margin was adversely affected primarily by the closing of T3 Media, a different mix of consulting projects, a decrease in software revenues and lower consultant utilization.

Operating Expenses. Operating expenses are comprised of selling, general and administrative ("SG&A") expenses, provision for doubtful accounts, depreciation and amortization, and impairment of assets and restructuring charges. Operating expenses decreased by $2.6 million or 11.4% from $22.9 million in 2000 to $20.3 million in 2001.

SG&A expenses decreased by $10.3 million from $20.1 million in 2000 to $9.8 million in 2001. The decrease is primarily attributable to the closing of T3 Media ($4.0 million) and a decrease in the Company's payroll costs ($3.0 million). Depreciation and amortization expenses decreased by $800,000 from $1.7 million in 2000 to $929,000 in 2001 as a result of the closing of T3 Media, the closing of several of the Company's solution branches and the reduction in office space in its New York headquarters.

For the nine months ended September 30, 2001, the Company recorded impairment of assets and restructuring charges of approximately $8.7 million. Theses charges related to the following; the Company closing four of its Solution Branches ($1.0 million), reducing its office space in its New York headquarters by approximately 50% ($834,000), closing T3 Media ($1.6 million), the write down of its investment in Always-On Software, Inc. due to the termination of Always-On's operations ($2.3 million), the write off of prepaid software licenses resulting from lack of sales due to the economic down turn ($2.0 million), severance costs due to staff reductions ($616,000) and other associated costs ($362,000).

Operating Income (Loss). The Company had a loss from operations of $13.7 million in 2001 compared to a loss from operations of $11.1 million in 2000.

Income Taxes. The Company has a net loss for the nine months ended September 30, 2001, therefore, it did not record a provision for income taxes. For the comparable period in 2000, the Company recorded a tax benefit of $500,000.

Income (Loss) Before Extraordinary Item. The Company had a loss before extraordinary item of $14.0 million in 2001 compared to a loss of $9.6 million for 2000.

Extraordinary Item. The Company recorded income of $187,000 during the third quarter as a result of the early extinguishments of long-term debt associated with the settlement of T3 Media's capital leases.

Net Income (Loss). As a result of the above, the Company had a net loss of $13.8 million for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 net loss of $9.6 million.

Comparison of Three Months Ended September 30, 2001 to Three Months Ended September 30, 2000

Revenues. Revenues of the Company decreased by $5.5 million, or 42.6% from $12.8 million for the three months ended September 30, 2000 to $7.3 million for the three months ended September 30, 2001. The decrease is primarily attributable to a slowdown in the e-commerce industry, which resulted in the closing of T3 Media ($1.2 million) and bringing the Company back to its core IT Services and e-Services businesses ($4.2 million) and a increase in software revenues ($241,000). Revenues from software licensing is less than 5% of the Company's total revenues in 2001 and are expected to remain at this level in the future.

Gross Profit. Gross profit for the third quarter ended September 30, 2001 decreased by approximately $498,000 from $2.9 million in 2000 to $2.4 million in 2001. As a percentage of revenues, gross profit increased for the quarter ended September 30, 2001 from 22.4% in 2000 to 32.3% in 2001. Gross margin improvement was primarily due to the closing of T3 Media, Inc., a final billing of a T3 Media project, a different mix of consulting projects and a higher consultant utilization rate.

Operating Expenses. Operating expenses are comprised of selling, general and administrative ("SG&A") expenses, provision for doubtful accounts, depreciation and amortization and impairment of assets and restructuring charges. Operating expenses decreased by $6.5 million or 74.3% from $8.7 million in 2000 to $2.2 million in 2001.

SG&A expenses decreased by $5.3 million or 73.9% from $7.1 million in 2000 to $1.9 million in 2001. The decrease is primarily attributable to the closing of T3 Media and the reversal of certain accruals and a decrease in the Company's payroll related costs exclusive of T3 Media ($1.6 million). The provision for doubtful accounts decreased by approximately $865,000 from $1.0 million in 2000 to $150,000 in 2001. The decrease was primarily attributable to the closing of T3 Media. Depreciation and amortization expenses exclusive of T3 Media ($147,000) for the quarter decreased by approximately $193,000 as a result of the reduction in office space in the Company's New York headquarters by approximately 50% and the closing of four of the Company's Solution Branches.

Income Taxes. The Company did not record a provision for income taxes due to its year to date operating losses.

Income (Loss) Before Extraordinary Item. The Company had income before extraordinary item of approximately $49,000 in 2001 compared to a loss of $6.4 million in 2000.

Extraordinary Item. The Company recorded income of $187,000 during the third quarter as a result of the early extinguishments of long-term debt associated with the settlement of capital leases.

Net Income (Loss). The Company had net income of approximately $236,000 in 2001 compared to a net loss of ($6.4) million in 2000.

Liquidity and Capital Resources

         The Company has a line of credit of $4.0 million, with $2.9 million outstanding at September 30, 2001. The Company's Chief Executive Officer has guaranteed $1 million of the line of credit. The line of credit bears interest at a variable rate based on prime plus 2% and the rate was 8.5% at September 30, 2001. In addition, the Company's closed subsidiary, T3 Media has a demand loan with a bank, which the Company has guaranteed. The amounts outstanding on the T3 Media demand loan are $16,000 and $170,000 at September 30, 2001 and December 31, 2000, respectively. This loan bears interest at the bank's prime rate plus 3%. The interest rate was 9.5% at September 30, 2001. T3 Media had entered into a series of capital lease obligations to finance its expansion plans, covering leasehold improvements, furniture and computer-related equipment. The amount outstanding under such leases was approximately $517,000 at September 30, 2001. The Company is in the process of negotiating buy-outs on all of these leases.

         The Company's cash balances were approximately $342,000 at September 30, 2001 and $838,000 at December 31, 2000. Net cash used by operating activities in 2001 was approximately $1.2 million and $11.0 million for the nine months ended September 30, 2001 and 2000, respectively.

         The Company's accounts receivable, less allowance for doubtful accounts, at September 30, 2001 and December 31, 2000 were $7.4 million and $13.6 million, respectively, representing 92 and 89 days of sales outstanding, respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due. The increase in days of sales outstanding was due to a significant amount of cash being received during the first two days of October and if this had been received in September days of sales outstanding would had been 83.

         For the nine months ended September 30, 2001, the Company had revenues from three customers, which represented 22%, 17% and 12% of revenues. For the same period in 2000, the Company had revenues from one customer, which represented 16% of revenues. No other customer represented greater than 10% of the Company's revenues.

         Net cash used in investing activities was approximately $16,000 and $3.5 million for the nine months ended September 30, 2001 and 2000, respectively. The net cash used in investing activities for the first nine months of 2000 was primarily attributable to additions to property and equipment and a minority investment in Methoda Computers Ltd and Always-On, Inc.

         Net cash provided by financing activities was $685,000 and $13.8 million for the nine months ended September 30, 2001 and 2000 respectively. The cash provided by financing activities during 2000 was primarily attributable to the purchase of an aggregate of 1,624,997 shares of common stock by several groups of investors totaling for $12.0 million (see below for a more detailed description of the investment transactions). The purchasers also received a two-year options to purchase up to an aggregate 2,089,284 shares at $13.00 per share.

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

Operating Losses

         The Company has incurred operating losses for the last two years, continued to incur losses for the nine months ended September 30, 2001 and may continue to incur net losses and negative cash flow for the remainder of 2001. The Company has a net loss of $13.8 million for the nine months ended September 30, 2001. Approximately $2.7 million of this loss was attributable to T3 Media (including certain expenses associated with the close down of T3 Media's operations ($1.6 million)). The remaining net loss for the nine months is attributable to the Company and includes certain one time charges of $7.1 million associated with the impairment of assets and restructuring charges. In 2000, the Company had a net loss of $16.8 million of which $5.5 million was attributable to T3 Media (including certain one-time charges ($3.9 million). The remaining loss of $11.3 million was attributable to the Company's continuing investment in its end-to-end e-Services business and higher expenses associated with its Solution Branches and the expenses of closing certain operations and streamlining others. The Company may incur further operating losses and continue to make capital expenditures and, as a result, may need to generate significant revenues to achieve profitability. The Company cannot guarantee that the Company will achieve sufficient cost reductions or revenues to achieve profitability. Even if it does achieve profitability, there is no guarantee that the Company can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly the Company will continue to experience losses and the results of operations and financial condition will be materially and adversely affected.

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

Dependence on Limited Number of Clients

         The Company derives a significant portion of its revenues from a relatively limited number of clients primarily located in the New York/New Jersey metropolitan area of the United States. Adverse economic conditions affecting this region could have an adverse effect on the financial condition of its clients located there, which in turn could adversely impact its business and future growth. Revenues from its ten most significant clients accounted for a majority of its revenues for each of the three years ended December 31, 2000 and the nine months ended September 30, 2001. In each of these periods, the Company has had at least one customer with revenues exceeding 10% of the Company's revenues. For the period ended September 30, 2001, the Company had revenues from three customers which represented 22%, 17% and 12% of revenues. For the nine months ended September 30, 2000, the Company had revenues from one customer which represented 16% of revenues. No other customer represented greater than 10% of the Company's revenues. In any given year, the Company's ten most significant customers may vary based upon specific projects for those clients during that year. There can be no assurance that its significant clients will continue to engage us for additional projects or do so at the same revenue levels. Clients engage the Company on an assignment-by-assignment basis, and a client can generally terminate an assignment at any time without penalties. The loss of any significant customer could have a material adverse effect on its business, results of operations and financial condition. A failure of the Company to develop relationships with new customers could have a material adverse effect on its business, results of operations and financial condition.

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

e-Business Initiatives

         The Company faces difficulties typically encountered by development state companies in rapidly evolving markets because of its e-commerce initiative. The Company provides e-commerce Web design and Web business planning, strategic planning and marketing strategy-consulting services and other related e-business services. Revenues from its e-commerce services constituted 52% of revenues for the nine months ended September 30, 2001, 51% of its revenues for the year ended December 31, 2000 and 21% for the year ended December 31, 1999. The Company cannot assure you that any products or services developed by it, or its strategic partners will achieve market acceptance. The risks involved in these service offerings include the Company's and its strategic partners' abilities to:

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

Billing Margins

         The Company's ability to maintain billing margins is uncertain. It derives revenues primarily from the hourly billing of its consultants' services and, to a lesser extent, from fixed-price projects. The Company's most significant cost is project personnel cost, which consists of consultant salaries and benefits. Thus, its financial performance is primarily based upon billing margin (billable hourly rate less the consultant's hourly cost) and personnel utilization rates (number of days worked by a consultant during a two-week billing cycle divided by the number of billing days in that cycle). The billing margin decreased for the nine months ended September 30, 2001 and for the year ended December 31, 2000 due principally to lower billing rates and lower utilization rates and higher consultants wages. There can be no assurance, however, that its revenues will continue to be billed primarily on a time and materials basis or that the Company will be able to pass along future increases in its cost of services to its clients.

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

Possible Removal From Quotation Of Common Stock On NASDAQ And Resulting Market Illiquidity

         On August 15, 2001, the Company received a NASDAQ Staff Determination indicating that the Company failed to comply with the Minimum Bid Price and Market Value of Public Float requirements for continued listing of its securities and, therefore, is subject to delisting from the NASDAQ National Market. On August 23, 2001, the Company received an additional notice from NASDAQ indicating that the Company also failed to comply with the Net Tangible Assets or Shareholders' Equity requirements. In October 2001 the NASDAQ stated that the minimum stock price of $1.00 and the market value of public float of at least $5,000,000 criteria for continued listing would be suspended until January 2002. On October 18, 2001, the Company had a NASDAQ Qualifications Hearing regarding the Company's failure to comply with the minimum net tangible asset requirement (marketplace rule 4450(a)(3). The Company presented several alternatives to correct this deficiency and the NASDAQ Qualification committee is considering the Company's alternatives. If the Company's common stock is removed from quotation on the NASDAQ National Market or the NASDAQ Small-Cap Market, the liquidity of the Company's common stock could be reduced and the coverage of the Company by security analysts and media could be reduced, which could result in lower prices for the Company's common stock than might otherwise prevail and could also result in larger spreads between the bid and asked prices for the Company's common stock. Additionally, certain investors will not purchase securities that are not quoted on the NASDAQ National Market, which could materially impair the Company's ability to raise funds through the issuance of its common stock or other securities convertible into its common stock.

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

Going Concern

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2001 and the years ended December 31, 2000 and 1999, the Company reported net losses of $13.8 million, $16.8 million and $2.7 million, respectively. Additionally, the Company has an accumulated deficit of $29.2 million as of September 30, 2001. The Company believes that its continuing focus on cost reductions, together with a number of other operational changes, including the closing of certain branch offices and the closing and liquidation of T3 Media has resulted in the attainment of profitable operations during the third quarter of 2001. There can be no assurance that the Company will remain profitable in future quarters.

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

(a)      Exhibits

3.1      Restated Certificate of Incorporation of the Registrant (1).

3.2 Amended and Restated By-Laws of the Registrant, incorporated by reference to Exhibit 3.3 to the Registration Statement on Form SB-2 as previously filed with the Commission on August 6, 1997.

4 Specimen Common Stock Certificate, incorporated by reference to Exhibit 4 to the Registration Statement on Form SB-2 as previously filed with the Commission on July 23, 1997.

(b)  Reports on Form 8-K

         The Company filed the following Current Reports on Form 8-K during the three-month period ended September 30, 2001.

         (i) The Registrant filed a Form 8-K on August 23, 2001 regarding the Company's press release on August 15, 2001 announcing that a NASDAQ Listing Qualifications Panel Hearing had been requested.

         (ii) The Registrant filed a Form 8-K on September 4, 2001 regarding the Company's press release on August 28, 2001 announcing that a hearing before the NASDAQ Listing Qualifications Panel has been granted.





---
(1) Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the period ended June 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     THE A CONSULTING TEAM, INC.


                                     By:  /s/ Shmuel BenTov
                                        ----------------------------------------
Date November 13, 2001                    Shmuel BenTov, President
                                          and Chief Executive Officer



                                     By:  /s/ Richard D. Falcone
                                        ----------------------------------------
Date November 13, 2001                    Richard D. Falcone, Treasurer
                                          and Chief Financial Officer