Form 10-K
period 2001-12-31
A CONSULTING TEAM INC
filed 2002-04-01
CIK 1040792

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2001

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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 2002 was approximately $1,086,000 based on the average of the bid and asked prices of the registrant's Common Stock on The Nasdaq Stock Market(SM) on such date.

As of March 20, 2002, there were 7,116,871 shares of the registrant's Common Stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders, which will be filed on or before April 30, 2002, are incorporated by reference into Part III of this Report. See Item 14 for a list of exhibits incorporated by reference into this Report.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I ....................................................................    1

Item 1. Business ..........................................................    1

Item 2. Properties ........................................................    4

Item 3. Legal Proceedings .................................................    4

Item 4. Submission of Matters to a Vote of Security Holders ...............    4

PART II ...................................................................    5

Item 5. Market for Registrant's Common Equity and Related
              Stockholder Matters .........................................    5

Item 6. Selected Financial Data ...........................................    5

Item 7. Management's Discussion and Analysis of Financial Condition
              and Results of Operations ...................................    6

Item 7A. Quantitative and Qualitative Disclosures About Market Risk .......   18

Item 8. Financial Statements and Supplementary Data .......................   18

Item 9. Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure ....................................   19

PART III ..................................................................   19

Item 10. Directors and Executive Officers of the Registrant ...............   19

Item 11. Executive Compensation ...........................................   20

Item 12. Security Ownership of Certain Beneficial Owners and Management ...   20

Item 13. Certain Relationships and Related Transactions ...................   20

PART IV ...................................................................   21

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K .   21

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

ITEM 1.  BUSINESS

General

         Incorporated in 1983, The A Consulting Team, Inc., a New York corporation (the "Company" or "TACT" or the "Registrant") has provided a wide range of information technology ("IT") consulting, custom application development and solutions to Fortune 1000 companies and other large organizations. In August of 1997, TACT became a public company, headquartered in New York, NY. In addition, TACT has an office in Clark, NJ. The Company supports all major computer technology platforms and supports client IT projects by using a broad range of third-party software applications.

         The Company's shares are listed on The Nasdaq National MarketSM under the symbol "TACX."

Industry Background

         Rapid technological advance, and the wide acceptance and use of the Internet as a driving force in commerce, have accelerated the growth of the IT industry in recent years. These advances include more powerful and less expensive computer technology, the transition from predominantly centralized mainframe computer systems to open and distributed computing environments and the advent of capabilities such as relational databases, imaging, software development productivity tools, electronic commerce ("e-commerce") applications and web-enabled software. These advances have expanded the benefits that users can derive from computer-based information systems and improved the price-to-performance ratios of such systems. As a result, an increasing number of companies are employing IT in new ways, often to gain competitive advantages in the marketplace, and IT services have become an essential component of their long-term growth strategies. The same advances that have enhanced the benefits of computer systems have rendered the development and implementation of such systems increasingly complex. In addition, there is a shortage of IT consultants qualified to support these systems. Accordingly, organizations must turn to external IT services organizations such as TACT to develop, support and enhance their internal IT systems. However, during 2001 and the first quarter of 2002 there has been a slowdown in IT spending coincident with the general economic slowdown.

Strategy

         The Company's objective is to continue to provide its clients with high quality, technology-based consulting services in the areas of e-services and enterprise-wide IT consulting, software and solutions. The Company's strategies include the following key components:

         Cross-sell Additional Services to Existing Clients. By offering existing clients additional IT consulting and software, TACT intends to leverage its existing client base. The Company's relationships with current clients provide opportunities to market additional services in current and new geographical markets.

         Expand Client Base. The Company is developing additional client relationships in geographic markets where the Company maintains offices (New York, NY and Clark, NJ) through targeted marketing initiatives, participation in local trade shows, user group meetings and conventions and referrals from existing clients.

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

         Operational Efficiencies and Cost Reductions. The Company has restructured its operations and reduced its cost structure including physical, corporate and general administrative expenses.

T3 Media

         T3 Media, a majority-owned subsidiary of the Company, has ceased operations.

Always-On Software, Inc.

         The Company has written down its minority ownership in Always-On Software, Inc. during the second quarter of 2001. Always-On Software was a global provider of software application services ("ASP") based in New York City. Always-On Software was merged with Veracicom, Inc. in the fourth quarter of 2001.

TACT Operations

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

         A Solution Team is typically deployed from one of the Company's offices in order to provide solutions to its clients by utilizing local resources. Management's experience has been that the presence established by local office improves the Company's ability to attract local clients, as well as its ability to attract, develop, motivate and retain locally-based IT professionals. The Company's corporate headquarters supports its Clark, NJ office and performs many functions, which allow the office to focus on recruiting, sales and marketing. Eleven of the Company's top twenty clients measured by revenue for the year ended December 31, 2001 had been clients for over five years.

         Software. TACT markets and distributes a number of software products developed by independent software developers. The Company believes its relationships with over 74 software clients throughout the country provide opportunities for the delivery of additional TACT consulting and training services. The software products offered by TACT are developed in the United States, England and Finland and marketed primarily through trade shows, direct mail, telemarketing, client presentations and referrals.

Clients

         The Company's clients consist primarily of Fortune 1000 companies and other large organizations. The Company's clients operate in a diverse range of industries with a concentration in the financial services industry. Eleven of the Company's top twenty clients measured by revenue for the year ended December 31, 2001 had been clients for over five years. In 2001, the Company's three largest customers are Mellon Investor Services, EquiServe, and BMW NA and they represented 19%, 19% and 13% of revenues, respectively. Besides these three customers, no other customer represented greater than 10% of the Company's revenues.

Research

         TACT continuously investigates new technologies developed by third parties to determine their viability and potential acceptance in the Fortune 1000 marketplace. The Company's staff works diligently to identify those "bleeding-edge" technologies that will succeed as "leading-edge" business solutions. TACT personnel are trained in delivering these technical solutions.

Sales and Marketing

         TACT's marketing strategy is to develop long-term partnership relationships with existing and new clients that will lead to the Company becoming a preferred provider of IT services. The Company seeks to employ a "cross selling" approach where appropriate to expand the number of services utilized by a single client. Other sales and marketing methods include client referrals, networking and attending trade shows. At December 31, 2001, the Company employed 12 sales and marketing personnel. Another marketing resource, which has also served the Company in its recruiting efforts, is the Company's web site at http://www.tact.com. The web site provides information about TACT consulting services and software products to the IT community.

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

Human Resources

         At December 31, 2001, the Company had 110 personnel, of whom 63 were consultants, 3 were recruiting personnel, 12 were sales and marketing personnel, 4 were technical and customer service personnel and 28 were executive and administrative personnel. None of the Company's employees are represented by a labor union, and the Company has never incurred a work stoppage. In addition to the Company's 110 personnel, the Company was utilizing the services of 77 independent contractors at December 31, 2001. These independent contractors act as consultants and they are not employees of the Company, and there can be no assurance that the services of these independent contractors will continue to be available to the Company on terms acceptable to the Company.

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

         All ownership rights to software developed by the Company in connection with a client engagement are typically assigned to the client. In limited situations, the Company may retain ownership or obtain a license from its client, which permits the Company or a third party to market the software for the joint benefit of the client and the Company or for the sole benefit of the Company. The Company's business has not been affected by seasonality.

ITEM 2.  PROPERTIES

         The Company's executive office is located at 200 Park Avenue South, New York, NY 10003. The Company's executive office is located in a leased facility with a term expiring in January 31, 2004. The leased premises of the principal and executive offices are approximately 10,100 square feet. The Company also leases approximately 7,000 square feet in a facility in Clark, NJ.

ITEM 3.  LEGAL PROCEEDINGS

         The Company was not involved in any material legal proceedings at March 20, 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2001.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

         The Company's Common Stock is currently listed on The Nasdaq National MarketSM ("Nasdaq") under the symbol "TACX." TACT completed an initial public offering of its Common Stock in August 8, 1997. Prior to that date, there was no market for the Company's Common Stock.

         The following table sets forth the quarterly range of high and low bid prices of the Company's Common Stock since January 1, 2000 as reported by
Nasdaq:

    2000                                High           Low
    ----                                ----           ---
    First Quarter                     $10.000         $4.625
    Second Quarter                      9.250          6.313
    Third Quarter                       8.063          6.250
    Fourth Quarter                      6.500          1.156

    2001                                High           Low
    ----                                ----           ---
    First Quarter                      $2.375         $1.000
    Second Quarter                      1.031           .330
    Third Quarter                        .580           .330
    Fourth Quarter                       .650           .220

Dividends

         The Company has not paid any cash dividends on its Common Stock and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. There are also certain restrictions on the payment of dividends within the current line of credit agreement the Company has with Keltic Financial Partners, LP.

Holders

         The Company estimates that there were approximately 23 holders of record of the Company's Common Stock on March 20, 2002. The Company believes that the number of beneficial shareholders exceeds 600.

Recent Sales of  Unregistered Securities

         The Company made no unregistered sales of its securities in 2001. In 2001, the Company issued an aggregate of 740,000 stock options, each with a term of 10 years from the date of grant, pursuant to its Stock Option and Award Plan. The options had initial exercise prices that range from $0.30 to $0.45 per share and they had vesting periods that range from immediately vesting to vesting over up to 4 years.

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

                             Selected Financial Data
           (in thousands, except number of shares and per share data)

                                                                    Year Ended December 31,
                                                          -------------------------------------------------------------------------
                                                              2001           2000           1999          1998           1997
                                                              ----           ----           ----          ----           ----
Statement of Operations Data:
     Revenues                                             $    36,227     $    55,022     $    53,517     $    48,925    $    35,216
     Income (loss) from operations                            (13,472)        (18,124)         (3,203)          4,287          3,347
     Income (loss) before extraordinary item                  (13,900)        (16,798)         (2,667)          2,785          2,524
     Extraordinary item                                           249              --              --              --             --
     Net income (loss)                                        (13,651)        (16,798)         (2,667)          2,785          2,524
     Income (loss) per share-basic and dilutive
       before extraordinary item                          $     (1.95)    $     (2.65)    $     (0.49)    $     0.51
     Extraordinary item                                          0.03              --              --             --
     Net income (loss) per share-basic
       and dilutive                                       $     (1.92)    $     (2.65)    $     (0.49)    $     0.51
     Weighted average shares used in per
       share calculation                                    7,116,871       6,329,927       5,485,000       5,488,356

Unaudited Pro Forma Data(1)
     Pro forma income from operations                                                                                    $     3,310
     Pro forma net income                                                                                                      1,966
     Pro forma net income per share-
       basic and dilutive                                                                                                $      0.45
     Weighted average shares outstanding                                                                                   4,409,658

Balance Sheet Data
     Total assets                                         $     8,957     $    27,038     $    28,582     $    28,772    $    25,467
     Long-term liability                                           53             457             561              15             30
     Stockholders' equity                                       4,119          17,770          22,516          25,183         22,398
     Number of shares outstanding at
       year end                                             7,116,871       7,116,871       5,485,000       5,485,000      5,485,000
------------------------------------------------------------------------------------------------------------------------------------

(1) The 1997 amounts relating to income from operations, net income and net income per share are shown on a pro foma basis. The pro forma adjustments reflect (i) reduced executive compensation expense for the CEO, partially offset by increased salary expense related to the Company's hiring of a CFO and (ii) provision for federal and state income taxes as if the Company had been subject to federal and state income taxation as a C Corporation during the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of significant factors affecting the Company's operating results and liquidity and capital resources should be read in conjunction with the accompanying financial statements and related notes.

Overview

         Since 1983, TACT has provided IT services and solutions to Fortune 1000 companies and other large organizations. In 1997, TACT became a public company (Nasdaq: TACX), headquartered in New York, NY. In addition, TACT has an office in Clark, NJ.

         TACT is an end-to-end e-Services provider. The Company delivers e-Services solutions from web strategy and design through web development and integration, to web application hosting. Its clients include a broad range of Fortune 1000 companies and other large organizations. TACT also provides the same markets with enterprise-wide IT consulting and software solutions.

          Approximately 93% of the Company's consulting services revenues were generated from the hourly billing of its consultants' services to its clients under time and materials engagements, with the remainder generated under fixed-price engagements for 2001.

         TACT provides clients with enterprise-wide information technology consulting services and software products. TACT solutions cover the entire spectrum of IT needs, including applications, data, and infrastructure. TACT provides complete project life-cycle services--from application and system design, through development and implementation, to documentation and training. Strategic alliances with leading software vendors ensure that TACT solutions are dependable and within the mainstream of industry trends. These partnerships allow TACT to provide a wide variety of business technology solutions such as enterprise reporting solutions, data warehousing, systems strategies, application and database conversions, and application development services.

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

         The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company's operating performance is primarily based upon billing margins (billable hourly rate less the consultant's hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). During 2000 and the first half of 2001, the Company's margins were adversely affected by a decrease in billing rates and a reduction in consultant utilization rate; however, gross margins began to improve in the second half of 2001, primarily due to improved utilization rates and decreases in consultant costs. Large portions of the Company's engagements are on a time and materials basis. While most of the Company's engagements allow periodic price adjustments to address, among other things, increases in consultant costs, there can be no guarantee that clients will continue to accept cost increases. TACT also actively manages its personnel utilization rates by constantly monitoring project requirements and timetables; however utilization rates in the first half of 2001 were lower than 2000 due to a trend in the Company's markets to delay IT projects and slowing of growth rate in demand in e-Commerce and web-based initiatives. Through the Company's cost containment and work force rationalization efforts TACT's utilization rates increased and consultant costs decreased during the second half of 2001. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in TACT's training programs in order to expand their technical skill sets. TACT carefully monitors consultants that are not utilized and has established guidelines for the amount of non-billing time that it allows before a consultant is terminated.

         Historically, the Company has also generated revenues by selling software licenses and providing training services. In addition to initial software license fees, the Company also derives revenues from the annual renewal of software licenses. Revenues from the sale of software licenses are recognized upon delivery of the software to a customer, because future obligations associated with such revenue are insignificant. Training service revenues are recognized as the services are provided. In 2001, the Company has decreased its emphasis on training services and expects minimal revenues from these services in the future. Beginning in 1999 and extending through 2001, the Company decreased its emphasis on software sales. This trend is expected to continue with software sales only being ancillary to providing IT and e-Services solutions to customers.

         In the first half of 2001, the Company closed its Stamford, CT, Atlanta, GA, Boston, MA and Chicago, IL offices. The Company is also continuing to review its operations to achieve the most effective operating structure for the Company and its clients.

         On October 2, 1998, the Company made an investment in a Web integrator, T3 Media, of $3 million of non-voting convertible preferred stock. On June 23, 1999, the Company converted its preferred stock into a 30% common stock ownership interest and increased its ownership interest in T3 Media to approximately 51% by an additional investment in T3 Media's common stock of $370,000. The acquisition of T3 Media was accounted for using the purchase method of accounting. Accordingly, the results of operations of T3 Media are included in the Company's consolidated results of operations from the date of acquisition. The excess of the purchase price over the estimated fair value of the net identifiable assets acquired totaled $4.0 million and was recorded as goodwill and was being amortized using the straight-line method over 7 years. After extensive review of changing market conditions, it was determined that the carrying value of the intangibles $3.1 million and certain other fixed assets could not be supported, resulting in an aggregate write-off of $3.9 million in the fourth quarter of 2000. Due to the continued deterioration in revenues and market conditions for T3 Media's services, the operations of T3 Media ceased in the second quarter of 2001. Accordingly, the Company recorded additional charges of $1.2 million related to termination costs and the settlement of the various operating lease obligations, in the second quarter of 2001.

         In 1999 and 2000, the Company made a minority investment in LightPC.com (renamed Always-On Software, Inc.) in the aggregate amount of $2.3 million. At December 31, 2000, the Company owned approximately 10% of Always-On Software, Inc. Always-On Software, Inc. was a global provider of ASP based in New York City. The Company's investment in Always-On was subject to periodic review to ensure that its market value exceeded its carrying value. The market conditions for companies operating in this sector became increasingly adverse in 2001. Due to the deteriorating conditions of the ASP market and deteriorating cash reserves, Always-On Software, Inc. ceased operations in July 2001. As a result, the Company recorded a charge of $2.3 million to reflect the impairment in the value of its investment in the second quarter of 2001. In the fourth quarter of 2001, Always-On Software Inc. merged with Veracicom, Inc. and the Company received warrants in this transaction. The Company considers these warrants to have a nominal value, if any.

Certain Critical Accounting Policies

         The methods, estimates and judgments we use in applying our most critical accounting polices have a significant impact on the results we report in our consolidated financial statements. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies are the most critical to us, in that they are important to the portrayal of our financial statements and they require our most difficult, subjective or complex judgments in the preparation of our consolidated financial statements.

Recoverability of Long-Lived Assets

         The Company's management is required to estimate the useful lives of its long-lived assets at the time they are acquired. These estimates are evaluated on an on-going basis to determine if their carrying value has been impaired. If it is determined that the remaining useful lives differ from our original estimates, revisions to the estimated fair values would be required.

Reserve For Receivables

         The Company monitors its accounts receivable balances on a monthly basis to ensure that they are collectible. On a quarterly basis, the Company uses its historical experience to determine its accounts receivable reserve should be.

Results of Operations

         The following table sets forth the percentage of revenues of certain items included in the Company's Statements of Operations:

                                       Year Ended December 31,
                                 -------------------------------------   -----------------
                                       2001                2000                1999
                                 -----------------   -----------------   -----------------
Revenues                                   100.0%              100.0%              100.0%
Cost of revenues                            75.5%               71.0%               66.7%
                                 -----------------   -----------------   -----------------
Gross profit                                24.5%               29.0%               33.3%
Operating expenses                          61.7%               61.9%               39.3%
                                 -----------------   -----------------   -----------------
Loss from operations                      ( 37.2)%            ( 32.9)%             ( 6.0)%
                                 -----------------   -----------------   -----------------
Loss before extraordinary item            ( 38.4)%            ( 30.5)%             ( 5.0)%
Extraordinary item                           0.7%                0.0%                0.0%
                                 -----------------   -----------------   -----------------
Net loss                                  ( 37.7)%            ( 30.5)%             ( 5.0)%
                                 =================   =================   =================

Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

         Revenues. Revenues of the Company decreased by $18.8 million, or 34.2%, from $55.0 million for the year ended December 31, 2000 to $36.2 million for the year ended December 31, 2001. The decrease was primarily attributable to a slowdown in the IT industry, which resulted in the cessation of operations of T3 Media ($7.0 million) and bringing the Company back to its core IT Services and e-services businesses ($11.3 million).

          Software licensing revenues decreased by $500,000, or 26.3%, from $1.9 million in 2000 to $1.4 million in 2001. This decrease is directly attributable to the economic slowdown. Software sales are expected to be ancillary to the Company's total revenues in future years.

         Revenues from training represented less than 1% of the Company's total revenues in both 2001 and 2000 and are expected to remain insignificant in year 2002 and beyond.

         Gross Profit. The resulting gross profit for 2001 decreased by $7.1 million, or 44.4%, from $16.0 million in 2000 to $8.9 million in 2001. Gross margin was adversely affected, primarily during the first half of the year, by a decrease in billing rates and a reduction in consultant utilization rate; however, this trend began to reverse in the second half of 2001. Gross profit margins significantly improved in the second half of 2001, which averaged 31.8%, compared to the first half, which averaged 19.7%. As a percentage of total revenues, gross profit decreased from 29.0% of revenues in 2000 to 24.5% of revenues in 2001.

         Operating Expenses. Operating expenses are comprised of Selling, General and Administrative ("SG&A") expenses, provision for doubtful accounts, depreciation and amortization and impairment of assets and restructuring charges. Operating expenses decreased by $11.7 million, or 34.4%, from $34.1 million in 2000 to $22.3 million in 2001. SG&A expenses decreased by $14.5 million or 55.7% from $26.1 million in 2000 to $11.5 million in 2001. The decrease is primarily attributable to T3 Media's cessation of operations ($5.8 million) and a decrease in the Company's payroll costs ($4.6 million) due to its restructuring efforts. The provision for doubtful accounts decreased $729,000 or 43.6% from $1.7 million in 2000 to $943,000 in 2001. The decrease was largely attributable to improvement in the Company's collection techniques and daily monitoring of receivables and cash balances. Depreciation and amortization decreased $1.3 million or 53.2% from $2.5 million in 2000 to $1.2 million in 2001. This decrease is attributable to the closing of T3 Media, the closing of several of the Company's Solution Branches and the reduction in office space in its New York headquarters. Impairment of assets and restructuring charges increased by $4.8 million, or 124.7% from $3.9 million in 2000 to $8.7 million in 2001. The 2001 charge related to the following: the Company closing four of its Solution Branches ($832,000), reducing its office space in its New York headquarters by approximately 50% ($867,000), closing of T3 Media ($1.6 million), the write-down of its investment in Always-On Software, Inc. due to the termination of Always-On's operations ($2.3 million), the write-off of prepaid software licenses resulting from lack of sales due to the economic down-turn and the determination that the software no longer had any value ($2.0 million), severance costs due to staff reductions ($699,000) and other associated costs ($394,000). The 2000 charge primarily related to the write-off of T3 Media's goodwill and fixed assets no longer in use.

         Loss Before Extraordinary Item. As a result of the above-mentioned factors, the Company had a loss before extraordinary item of approximately $13.9 million in 2001 compared to a loss of $16.8 million in 2000.

         Extraordinary Item. The Company recorded income of $249,000 resulting from the extinguishments of debt associated with the settlement of T3 Media's capital leases at less than their carrying value.

         Net Loss. The Company had a net loss of approximately $13.7 million in 2001 compared to a net loss of $16.8 million in 2000.

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

         Operating Expenses. Operating expenses are comprised of "SG&A" expenses, provision for doubtful accounts, depreciation and amortization and impairment of goodwill and restructuring charges. Operating expenses increased by $13.1 million, or 62.1%, from $21.0 million in 1999 to $34.1 million in 2000. SG&A expenses increased by $7.8 million or 42.8% from $18.2 million in 1999 to $26.1 million in 2000. The increase is attributable to the inclusion of T3 Media's operating expenses with the Company's operating expenses for the entire year ($5.1 million), an increase in the number of salaried personnel supporting branch operations, marketing and sales functions, e-Service initiatives ($2.1 million), increased commission plan costs ($0.9 million) increased occupancy costs, including the depreciation of furniture, equipment and leaseholds ($0.3 million), and an increase in outside professional service fees in support of the numerous corporate transactions in 2000 ($0.7 million). These expenses are reflective of continued efforts to broaden the Company's customer base. The provision for doubtful accounts increased $377,000 or 29.1% from $1.3 million in 1999 to $1.7 million in 2000. The increase was largely attributable to the Company's software business and T3 Media. Depreciation and amortization increased $988,000 or 66.6% from $1.5 million in 1999 to $2.5 million in 2000. Part of this increase is attributable to having a full year of depreciation and amortization charges for the Company's Solution Branches versus a partial year in 1999. Another portion is related to the write-off of certain leaseholds and other fixed assets no longer in use at T3 Media. Due to the change in market conditions and management's estimates of future profitability of T3 Media, a one-time charge of $3.9 million was taken to reflect the impairment of goodwill, together with other related charges.

         Net Loss. As a result of the above-mentioned factors, the Company had a net loss of approximately $16.8 million in 2000 compared to a net loss of $2.7 million in 1999.

Liquidity and Capital Resources

         In June 2001, the Company entered into a line of credit agreement with Keltic Financial Partners, LP for a line of credit of up to $4.0 million based on the Company's accounts receivable balances. The Company's Chairman and Chief Executive Officer has guaranteed $1.0 million of the $4.0 million line of credit. The $4.0 million line of credit bears interest at a variable rate based on prime plus 2%. At December 31, 2001, the rate of interest on the $4.0 million line of credit was 6.75% and $1.9 million was outstanding. This is a decrease of approximately $100,000 compared to $2.0 million outstanding balance at December 31, 2000 under a previous line of credit. The previous line of credit was for $2.1 million and was fully guaranteed by the Company's Chairman and Chief Executive Officer.

         The Company's subsidiary, T3 Media, has a demand loan with a bank. The amount outstanding on T3 Media's demand loan at December 31, 2001 and 2000 was $4,700 and $170,000, respectively. The T3 Media demand loan bears interest at prime plus 3%. The interest rate on the T3 Media demand loan was 7.75% at December 31, 2001. The Company and a former officer of T3 Media have guaranteed the T3 Media demand loan.

         In 2001, T3 Media stopped paying its capital lease obligations. The Company was a guarantor of the majority of these obligations and is in the process of negotiating buy-outs of all of the leases. $346,000 of T3 Media's capital lease obligations remained outstanding at December 31, 2001.

          The Company's cash balances were $947,000 at December 31, 2001 and $838,000 at December 31, 2000. Net cash provided by operating activities in 2001 was $575,000 compared to net cash used of $14.4 million in 2000 and compared to net cash used of $2.6 million in 1999. In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term commercial paper with a credit rating no lower than A1, P1.

         The Company's accounts receivable, less allowance for doubtful accounts, at December 31, 2001 and December 31, 2000 were $5.3 million and $13.6 million, respectively representing 69 and 89 days of sales outstanding, respectively. The Company has provided an allowance for doubtful accounts at the end of each of the years presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due because improved collection techniques and daily monitoring of receivables and cash balances has been implemented. Collection of receivables is one of the Company's highest priorities and improved collections was one of the primary reasons for the improvement in cash provided by operations.

         In each of the last three years, the Company has had at least one customer with revenues exceeding 10% of the Company's revenues. For the year ended December 31, 2001, the Company had revenues from three customers, which represented 19%, 19% and 13% of revenues, respectively. For the same period in 2000, the Company had revenues from one customer, which represented 17% of revenues. For the same period in 1999, the Company had revenues from two customers, which represented 23% and 14% of revenues, respectively. Besides these customers, no other customer represented greater than 10% of the Company's revenues.

         During the first half of 2001, after extensive review of changing market conditions, the Company restructured its operations and took a charge of approximately $8,711,000. This charge consisted of $2,303,000 for the write-off of the Company's investment in Always-On Software, Inc., $2,000,000 for the write off of prepaid software licenses because it was determined that it no longer had any value, $1,616,000 for lease expenses, write-off of leaseholds and other fixed assets due to the cessation of T3 Media, Inc.'s operations, $832,000 for lease expenses, write-off of leaseholds and other fixed assets related to the closing of several of its Solution Branches, $867,000 for lease expenses, write-off of leaseholds and other fixed assets related to the reduction of office space in its New York headquarters, $699,000 for severance costs and $394,000 for other associated costs. The Company had restructuring charge liabilities of approximately $161,000 at December 31, 2001. In the fourth quarter of 2000, the Company wrote-off approximately $3.9 million, which related to the permanent impairment of goodwill, write-down of fixed assets no longer in use and other related charges. These charges related to the Company's majority-owned subsidiary, T3 Media, Inc.

         Net cash used in investing activities was approximately $59,000, $3.4 million, and $3.5 million for the year ended December 31, 2001, 2000 and 1999, respectively. In each of the three years, this represented additions to property and equipment of $199,000, $890,000 and $3.1 million, respectively. In 2000, $2.5 million in cash was used for making minority investments in two different companies, Always-On Software, Inc. and Methoda, Ltd. In 1999, cash was used for a majority investment in and advances to T3 Media, net of cash acquired and a minority investment of $300,000 in Always-On.

         Net cash used in financing activities was approximately $408,000 in 2001, while $13.6 million was provided by financing activities in 2000 and $1.8 million was used for financing activities in 1999.

         During 2000, the Company sold an aggregate of 1,624,996 shares of Common Stock to investors for aggregate proceeds of approximately $12.0 million, in each case in reliance upon the exemption from registration set forth in
Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering. The Company has not sold any equity securities in 2001.

         In 2000, 6,875 shares of Common Stock were issued pursuant to the exercise of options issued under the Company's stock option plan. No shares of Common Stock were issued pursuant to the exercise of options issued under the Company's stock option plan in 2001.

         In management's opinion, cash flows from operations and borrowing capacity combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months. There may be circumstances that would accelerate its use of liquidity sources, including, but not limited to, its ability to implement a profitable business model which may include further restructuring charges. If this occurs, the Company may, from time to time, incur additional indebtedness or issue, in public or private transactions, equity or debt securities. However, there can be no assurance that suitable debt or equity financing will be available to it.

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

         Operating Losses

         The Company has incurred operating losses in the last three years. The Company incurred net losses of $2.7 million for the year ended December 31, 1999, of which $2.2 million was attributable to the inclusion of T3 Media's results of operations for the six months that it was consolidated. In 2000, the Company had a net loss of $16.8 million of which $5.5 million was attributable to T3 Media (including certain one-time charges referred to below). In addition, in the fourth quarter of 2000, the Company recorded a $3.9 million charge to reflect the impairment of goodwill and other related charges relating to T3 Media. The Company had a net loss of $13.7 million for the year ended December 31, 2001, of which $1.0 million was attributable to T3 Media (including certain expenses associated with the close down of T3 Media's operations ($1.6 million)). The remaining net loss for the year is attributable to the Company and includes certain one time charges of $7.1 million associated with the impairment of assets and restructuring charges. The Company may incur further increases in operating expenses and continue to make capital expenditures and, as a result, may need to generate significant revenues to achieve profitability. The Company cannot guarantee that the Company will achieve sufficient cost reductions or revenues to achieve profitability. Even if it does achieve profitability, there is no guarantee that the Company can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly the Company will continue to experience losses and the results of operations and financial condition will be materially and adversely affected.

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

         Dependence on Limited Number of Clients

         The Company derives a significant portion of its revenues from a relatively limited number of clients primarily located in the New York/New Jersey metropolitan area of the United States. Adverse economic conditions affecting this region could have an adverse effect on the financial condition of its clients located there, which in turn could adversely impact its business and future growth. Revenues from its ten most significant clients accounted for a majority of its revenues for each of the three years ended December 31, 2001. In each of the last three years, the Company had at least one customer with revenues exceeding 10% of the Company's revenues. For the year ended December 31, 2001, the Company had revenues from three customers which represented 19%, 19% and 13% of revenues, respectively. For the same period in 2000, the Company had revenues from one customer which represented 17% of revenues. For the year ended December 31, 1999, the Company had revenues from two customers which represented 23% and 14% of revenues, respectively. Besides these customers, no other customer represented greater than 10% of the Company's revenues. In any given year, its ten most significant customers may vary based upon specific projects for those clients during that year. There can be no assurance that its significant clients will continue to engage it for additional projects or do so at the same revenue levels. Clients engage the Company on an assignment-by-assignment basis, and a client can generally terminate an assignment at any time without penalties. The loss of any significant customer could have a material adverse effect on its business, results of operations and financial condition. A failure of the Company to develop relationships with new customers could have a material adverse effect on its business, results of operations and financial condition.

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

         Rapid Technological Change

         The Company's business is subject to rapid technological change and is dependent on new solutions. Its success will depend in part on its ability to develop information technology solutions to meet client expectations, including e-commerce solutions, and offer software solutions that keep pace with continuing changes in information technology, evolving industry standards, changing client preferences and a continuing shift to outsourced solutions by clients. The Company cannot assure you that it will be successful in adequately addressing the outsourcing market or other information technology developments on a timely basis or that, if addressed, the Company will be successful in the marketplace. The Company also cannot assure you that products or technologies developed by others will not render its services uncompetitive or obsolete. Its failure to address these developments could have a material adverse effect on its business, results of operations and financial condition.

         e-Business Initiatives

         The Company faces difficulties typically encountered by development state companies in rapidly evolving markets because of its e-commerce initiative. The Company provides e-commerce Web design and Web business planning, strategic planning and marketing strategy-consulting services and other related e-business services. Revenues from its e-commerce services constituted 21% of revenues for the year ended December 31, 1999, 51% of revenues for the year ended December 31, 2000 and 46% for the year ended December 31, 2001. The Company cannot assure you that any products or services developed by it, or its strategic partners will achieve market acceptance. The risks involved in these service offering include the Company's and its strategic partners' abilities to:

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

         Billing Margins

         The Company's ability to maintain billing margins is uncertain. It derives revenues primarily from the hourly billing of consultants' services and, to a lesser extent, from fixed-price projects. Its most significant cost is project personnel cost, which consists of consultant salaries and benefits. Thus, its financial performance is primarily based upon billing margin (billable hourly rate less the consultant's hourly cost) and personnel utilization rates (number of days worked by a consultant during a two-week billing cycle divided by the number of billing days in that cycle). The billing margin decreased in 2001 due principally to lower billing rates and lower utilization rates. There can be no assurance, however, that its revenues will continue to be billed primarily on a time and materials basis or that the Company will be able to continue to pass along increases in its cost of services to its clients.

         Managing Growth

         The Company may have difficulty managing its growth. Its expansion is dependent upon, among other things,

         o its ability to hire and retain consultants as employees or independent consultants,

         o its ability to identify suitable new geographic markets with sufficient demand for its services, hire and retain skilled management, marketing, customer service and other personnel, and successfully manage growth, including monitoring operations, controlling costs and maintaining effective quality and service controls, and

         o if the Company consummates additional acquisitions, its ability to successfully and profitably integrate any acquired businesses into its operations.

         If the Company's management is unable to manage growth or new employees or consultants are unable to achieve anticipated performance levels, its business, results of operations and financial condition could be materially adversely affected.

         Dependence on Chief Executive Officer

         The Company's success is highly dependent upon the efforts and abilities of Shmuel BenTov, its Chairman and Chief Executive Officer. Mr. BenTov has entered into an employment agreement with the Company, which terminates on December 31, 2004. Although his employment agreement contains non-competition, non-disclosure and non-solicitation covenants, this contract does not guarantee that Mr. BenTov will continue his employment with Company. The loss of services of Mr. BenTov for any reason could have a material adverse effect upon the Company's business, results of operations and financial condition.

         Fluctuations in Quarterly Operating Results

         The Company's quarterly results of operations are variable. Variations in revenues and results of operations occur from time to time as a result of a number of factors, such as the timing of closing of Solution Branch offices, the size and significance of client engagements commenced and completed during a quarter, the number of business days in a quarter, consultant hiring and utilization rates and the timing of corporate expenditures. The timing of revenues is difficult to forecast because the sales cycle can be relatively long and may depend on such factors as the size and scope of assignments and general economic conditions. A variation in the number of client assignments or the timing of the initiation or the completion of client assignments, particularly at or near the end of any quarter, can cause significant variations in results of operations from quarter to quarter and can result in losses to it. In addition, its engagements generally are terminable by the client at any time without penalties. Although the number of consultants can be adjusted to correspond to the number of active projects, the Company must maintain a sufficient number of senior consultants to oversee existing client projects and to assist with its sales force in securing new client assignments. An unexpected reduction in the number of assignments could result in excess capacity of consultants and increased selling, general and administrative expenses as a percentage of revenues. The Company has also experienced, and may in the future experience, significant fluctuations in the quarterly results of its software sales as a result of the variable size and timing of individual license transactions, competitive conditions in the industry, changes in customer budgets, and the timing of the introduction of new products or product enhancements. In the event that its results of operations for any period are below the expectation of market analysts and investors, the market price of its shares of Common Stock could be adversely affected.

         Volatility of Stock Price

         The Company's Common Stock may be subject to wide fluctuations in price in response to variations in quarterly results of operations and other factors, including acquisitions, technological innovations and general economic or market conditions. In addition, stock markets have experienced extreme price and volume trading volatility in recent years. This volatility has had a substantial effect on the market price of many technology companies and has often been unrelated to the operating performance of those companies. This volatility may adversely affect the market price of its Common Stock. Additionally, there can be no assurance that an active trading market for the Common Stock will be sustained.

         Possible Removal From Quotation Of Common Stock On Nasdaq And Resulting Market Illiquidity

         On February 14, 2002, the Company received a Nasdaq Staff Determination indicating that the Company failed to comply with the Minimum Bid Price and Market Value of Public Float requirements for continued listing of its Common Stock and, therefore, is subject to delisting from The Nasdaq National Market. Continued quotation of its Common Stock on The Nasdaq National Market will require, among other criteria, that (i) the minimum bid price for its Common Stock be at least $1.00 per share and (ii) the public float, not including shares held by affiliates of the Company, consists of at least 750,000 shares of Common Stock and have an aggregate value of at least $5,000,000. On March 20, 2002, the minimum bid price for the Company's Common Stock was $0.30, and the aggregate value of the Company's public float, not including Common Stock held by affiliates of the Company, was approximately $1,086,000, based on the average of the bid and asked prices of the Company's Common Stock on such date. If the minimum bid price for the Company's Common Stock continues to be less than $1.00 per share or if the aggregate value of the Company's public float, not including Common Stock held by affiliates of the Company, continues to be less than $5,000,000, or if the Company fails to meet each of the other applicable continued listing requirements, the Company's Common Stock could be removed from quotation on The Nasdaq National Market.

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

         In addition, if the Company's Common Stock is removed from quotation on Nasdaq and the trading price of its Common Stock is less than $5.00 per share, trading in its Common Stock would also be subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended. Under that Rule, broker and dealers who recommend such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the SEC, any equity security not traded on an exchange or quoted on Nasdaq or the OTC Bulletin Board that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the market liquidity of the Company's Common Stock. There can be no assurance that the Company's Common Stock will not be removed from quotation on Nasdaq or treated as penny stock.

         Competition

         The market for information technology services includes a large number of competitors, is subject to rapid change and is highly competitive. Its primary competitors include participants from a variety of market segments, including the current and former consulting divisions of the "Big Five" accounting firms, interactive advertising agencies, web development companies, systems consulting and implementation firms, application software firms and management consulting firms. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than the Company. In addition, the Company competes with its clients' internal resources, particularly when these resources represent a fixed cost to the client. In the future, such competition may impose additional pricing pressures on it. The Company cannot assure you that it will compete successfully with its existing competitors or with any new competitors.

         Intellectual Property Rights

         The Company's business includes the development of custom software applications in connection with specific client engagements. Ownership of such software is generally assigned to the client. The Company relies upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom the Company license intellectual property. The Company enters into confidentiality agreements with its employees and limits distribution of proprietary information. However, the Company cannot assure you that the steps taken by it in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. The Company is subject to the risk of litigation alleging infringement of third-party intellectual property rights. Any such claims could require it to spend significant sums in litigation, pay damages, develop non-infringing intellectual property or acquire licenses to the intellectual property, which is the subject of the asserted infringement. In addition, the Company is aware of other users of the term "TACT" and combinations including "A Consulting," which users may be able to restrict its ability to establish or protect its right to use these terms. The Company has in the past been contacted by other users of the term "TACT" alleging rights to the term. The Company has completed filings with the U.S. Patent and Trademark Office in order to protect certain marks, including "TACT" and "The A Consulting Team." Its inability or failure to establish rights to these terms or protect its rights may have a material adverse effect on its business, results of operations and financial condition.

         Going Concern

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the years ended December 31, 2001, 2000 and 1999, the Company reported net losses of $13.7 million, $16.8 million and $2.7 million, respectively. Additionally, the Company has an accumulated deficit of $29.0 million as of December 31, 2001. The Company believes that its continuing focus on cost reductions, together with a number of other operational changes, will result in the Company achieving profitability, as it did for the third and fourth quarters of 2001.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following section sets forth information as to each director and executive officer of TACT, including his or her age, present principal occupation, other business experience during the last five years, directorships in other publicly-held companies, membership on committees of the Board of Directors and period of service with TACT.

         Shmuel BenTov, 47, is the founder of TACT and has been the Chairman of the Board and Chief Executive Officer of the Company since its establishment in 1983. Mr. BenTov received a B.Sc. in Economics and Computer Science in 1979 from the Bar-Ilan University in Israel. From 1979 to 1983, Mr. BenTov was a consultant Database Administrator and then an Account Manager with Spiridellis & Associates. From 1972 to 1979, Mr. BenTov served with the Israeli Defense Forces as a Programmer, Analyst, Project Manager, Database Administrator and Chief Programmer.

         Richard D. Falcone, 49, has been the Chief Financial Officer and Treasurer of the Company since July 2001 and was an advisor to the Company from January 2001 to July 2001. Mr. Falcone is a C.P.A. and is a graduate of the University of Vermont. Prior to joining the Company, Mr. Falcone was the CFO for Acuent from January 1999 to July 2000 and Chief Operating Officer of Netgrocer.com from January 1997 to December 1998.

         Lori L. Stanley, Esq., 36, has been the Corporate Counsel and Secretary of the Company since November 2000. In April 2001, Ms. Stanley also took on the role of Vice President of Human Resources. Ms. Stanley received a B.S. from St. John's University and a J.D. from Seton Hall School of Law. Prior to joining the Company in November 2000, Ms. Stanley was Vice President of Legal Operations & Human Resources at Netplex Group, Inc. from July 1999 to October 2000. Prior to joining Netplex Group, Inc., Ms. Stanley was General Counsel, Solutions Division, of Computer Horizons Corp., from January 1997 to June 1999.

         Joseph E. Imholz, 70, has been a director of the Company since August 1997. Mr. Imholz is retiring from the Board of Directors at the end of his current term in May 2002. Mr. Imholz received a B.S. in Management in 1957 from Hofstra University. From 1987 until his retirement in 1995, Mr. Imholz was Vice President and Chief Information Officer of the Property and Casualty Division of Metropolitan Life Insurance Co.

         Steven S. Mukamal, 62, has been a director of the Company since August 1997. Mr. Mukamal received a B.A. in 1962 from Michigan State University and a J.D./L.L.B. in 1965 from Brooklyn Law School. Since 1965, he has been a member and senior partner of the law firm Barst & Mukamal LLP. Mr. Mukamal specializes in the areas of immigration and nationality law, consular law and real estate and debt restructuring.

         Reuven Battat, 46, has been a director of the Company since August 1997. Mr. Battat has been the President and Chief Executive Officer of ProcureNet Inc. since January 2000. Mr. Battat was the Senior Vice President and General Manager of Global Marketing for Computer Associates International, Inc. and from 1995 through 1999. Mr. Battat was responsible for Computer Associates' worldwide marketing activities and long-term planning of product development in new and emerging markets.

Certain Filings

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, officers and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based on a review of such timely filed forms received by it and representations by persons that would be required to file such forms, the Company believes that all required filings by current executive officers and directors have been timely filed, except as follows.

         Shmuel BenTov, the Chairman and Chief Executive Officer of the Company, reported an aggregate of two transactions by himself, and his two minor children (for whom he acts as custodian) late on a Form 5 filed on January 17, 2002.

         Richard D. Falcone, the Chief Financial Officer of the Company, reported his Form 3 holdings and a Form 4 transaction late on a Form 5 filed on March 29, 2002.

         Lori L. Stanley, the Corporate Counsel, Secretary and Vice President of Human Resources of the Company, reported her Form 3 holdings and two Form 4 transactions late on a Form 5 filed on March 29, 2002.

         Pamela Fredette was appointed President of the Company in October 2001. Ms. Fredette did not file a Form 3 regarding her holdings as an executive officer of the Company. Ms. Fredette resigned as President of the Company in February 2002.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders, which will be filed with the SEC on or before April 30, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders, which will be filed with the SEC on or before April 30, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company has a line of credit of $4.0 million of which $1.9 million was outstanding at December 31, 2001. The Company's Chairman and Chief Executive Office has guaranteed $1 million of the $4.0 million line of credit. The $4.0 million line of credit bears interest at a variable rate based on prime plus 2%. At December 31, 2001, the rate of interest on the $4.0 million line of credit was 6.75%. The Company previously had a $2.1 million line of credit of which $2.0 million was outstanding at December 31, 2000.

         The Company's subsidiary, T3 Media, has a demand loan with a bank. The amount outstanding on T3 Media's demand loan at December 31, 2001 was $4,700. The T3 Media demand loan bears interest at prime plus 3%. The interest rate on the T3 Media demand loan was 7.75% at December 31, 2001. The Company and a former officer of T3 Media have guaranteed the T3 Media demand loan.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report at F-1.

(a)(3)  Listing of Exhibits

Exhibit
Number         Description of Exhibits

    1.1 Form of Underwriting Agreement by and among Registrant and the Underwriters, incorporated by reference to Exhibit 1.1 to the Registration Statement on Form SB-2 as previously filed with the SEC on August 8, 1997.

    3.1 Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Form 10Q for the period ended June 30, 2001, as previously filed with the SEC on August 10, 2001.

    3.2 Amended and Restated By-Laws of the Registrant, incorporated by reference to Exhibit 3.3 to the Registration Statement on Form SB-2 as previously filed with the SEC on August 6, 1997.

    4.1        Specimen Common Stock Certificate, incorporated by reference to
               Exhibit 4 to the Registration Statement on Form SB-2 as previously filed with the SEC on July 23, 1997.

   10.1.1 Stock Option and Award Plan of the Registrant and Form of Nonqualified Stock Option Agreement, incorporated by reference to
               Exhibit 10.1 to the Registration Statement on Form SB-2 as previously filed with the SEC on August 6, 1997.

   10.1.2 Amendment to the Stock Option and Award Plan of the Registrant, incorporated by reference to the Registration Statement on Form S-8 as previously filed with the SEC on December 12, 1997.

   10.1.3 Amendment No. 2 to the Stock Option and Award Plan of the Registrant, incorporated by reference to Exhibit C to the Registrant's 2001 Proxy Statement on Schedule 14A, as previously filed with the SEC on April 30, 2001.

   10.2 Loan and Security Agreement between the Registrant and Keltic Financial Partners, LP, dated June 27, 2001, incorporated by reference to Exhibit 10.1.1 to the Form 10Q for the period ended June 30, 2001, as previously filed with the SEC on August 10, 2001.

   10.3 Guaranty of Payment and Performance between Shmuel BenTov, the Chairman and Chief Executive Officer of the Registrant, and Keltic Financial Partners, LP, dated June 27, 2001, incorporated by reference to Exhibit 10.2 to the Form 10Q for the period ended June 30, 2001, as previously filed with the SEC on August 10, 2001.

   10.5 Employment Agreement, dated January 1, 2002, between the Registrant and Shmuel BenTov.

   10.6 Form of Employment Agreement, effective as of June 30, 1997, between the Registrant and Frank T. Thoelen incorporated by reference to Exhibit 10.3 to the Registration Statement on Form SB-2, as previously filed with the SEC on August 6, 1997.

   10.7 Form of S Corporation Termination, Tax Allocation and Indemnification Agreement, incorporated by reference to Exhibit
               10.4 to the Registration Statement on Form SB-2, as previously filed with the SEC on August 6, 1997.

   10.8 Demand Note (Multiple Advances), issued February 1997, between Citibank, N.A. and the Registrant, incorporated by reference to
               Exhibit 10.5 to the Registration Statement on Form SB-2, as previously filed with the SEC on June 13, 1997.

   10.9 Promissory Note and Cross-Receipt between the Registrant and Shmuel BenTov, incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2, as previously filed with the SEC on August 6, 1997.

   10.10 Joint Venture Agreement, dated April 11, 1994, between Kalanit Center for Marketing Software & Hardware Ltd. and the Registrant, incorporated by reference to Exhibit 10.7 to the Registration Statement on Form SB-2 as previously filed with the SEC on June 13, 1997.

   10.11 Form of Director and Executive Officer Indemnification Agreement, incorporated by reference to Exhibit 10.8 to the Registration Statement on Form SB-2, as previously filed with the SEC on August 6, 1997.

   10.12 Letter of Undertaking from the Registrant and Shmuel BenTov, incorporated by reference to Exhibit 10.9 to the Registration Statement on Form SB-2, as previously filed with the SEC on July 23, 1997.

   10.13 Shmuel BenTov Letter Commitment, dated March 29, 2001, incorporated by reference to Exhibit 10.10 to the Form 10-K for the fiscal year ended December 31, 2000, as previously filed with the SEC on April 2, 2001.

   23.1        Consent of Ernst & Young LLP.

(b) Reports on Form 8-K filed in the fourth quarter of 2001:

         The Company filed a report on Form 8-K with the SEC on December 21, 2001 regarding compliance with the Nasdaq Listing Qualifications Panel's November 26, 2001 $4.0 million net tangible assets . The Company did not file any other reports on Form 8-K during the quarter ended December 31, 2001.


(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this report at S-1.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE A CONSULTING TEAM, INC.


                                        By:  /s/ Shmuel BenTov
                                                 Shmuel BenTov,
                                                 Chief Executive Officer
                                                 Date: April 1, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                      Title                             Date
----------------------  ------------------------------------     ---------------

   /s/ Shmuel BenTov    Chief Executive Officer and Director     April 1, 2002
----------------------  (Principal Executive Officer)
     Shmuel BenTov

/s/ Richard D. Falcone  Chief Financial Officer                  April 1, 2002
----------------------  (Principal Financial and
  Richard D. Falcone    Accounting Officer)

   /s/ Reuven Battat    Director                                 April 1, 2002
----------------------
     Reuven Battat

   /s/ Joseph Imholz    Director                                 April 1, 2002
----------------------
     Joseph Imholz

  /s/ Steven Mukamal    Director                                 April 1, 2002
----------------------
    Steven Mukamal

ITEM 14 (a) (1) and (2)

                           THE A CONSULTING TEAM, INC.

The following consolidated financial statements and financial statement schedule of The A Consulting Team, Inc. are included in Item 8:

Consolidated Balance Sheets ..............................................   F-3
Consolidated Statements of Operations ....................................   F-4
Consolidated Statements of Shareholders' Equity ..........................   F-5
Consolidated Statements of Cash Flows ....................................   F-6
Notes to Consolidated Financial Statements ...............................   F-7

The following consolidated financial statement schedule of
  The A Consulting Team, Inc. is included in Item 14(d):
  Schedule II - Valuation and Qualifying Accounts ........................   S-1

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
The A Consulting Team, Inc.

         We have audited the accompanying consolidated balance sheets of The A Consulting Team, Inc. (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The A Consulting Team, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               ERNST & YOUNG LLP


New York, New York
February 15, 2002

                           THE A CONSULTING TEAM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,            December 31,
                                                                                       2001                    2000
                                                                              --------------------     -------------------

                                   Assets
Current assets:
      Cash and cash equivalents                                               $           946,586      $          837,946
      Accounts receivable, less allowance for doubtful accounts of
        $652,048 at December 31, 2001 and $948,397 at December 31, 2000                 5,293,390              13,596,875
      Prepaid software licenses                                                                 -               2,000,000
      Prepaid or refundable income taxes                                                        -               1,575,510
      Prepaid expenses and other current assets                                           114,818                 132,423
                                                                              --------------------       -----------------
        Total current assets                                                            6,354,794              18,142,754
      Investments at cost                                                                 518,059               2,820,638
      Property and equipment, at cost, less accumulated
        depreciation and amortization                                                   1,997,244               5,847,092
      Deposits                                                                             86,498                 227,055
                                                                              --------------------     -------------------
        Total assets                                                          $         8,956,595      $       27,037,539
                                                                              ====================     ===================

                     Liabilities and Shareholders' Equity
 Current Liabilities:
      Loan payable - banks                                                    $         1,873,293      $        2,170,000
      Accounts payable and accrued expenses                                             2,554,129               6,098,951
      Deferred revenue                                                                          -                 166,015
      Other current liabilities                                                           345,729                 376,288
      Current portion of long-term debt                                                    11,602                       -
                                                                              --------------------     -------------------
        Total current liabilities                                                       4,784,753               8,811,254
 Capital lease obligation                                                                       -                 394,379
 Other long-term liabilities                                                               52,760                  62,139
 Commitments
 Shareholders' equity:
      Preferred stock, $.01 par value; 2,000,000 shares
        authorized; no shares issued or outstanding                                             -                       -
      Common stock, $.01 par value; 30,000,000 shares authorized:
        7,116,871 issued and outstanding                                                   71,169                  71,169
      Additional paid-in capital                                                       33,086,689              33,086,689
      Accumulated deficit                                                             (29,038,776)            (15,388,091)
                                                                              --------------------     -------------------
        Total shareholders' equity                                                      4,119,082              17,769,767
                                                                              --------------------     -------------------
        Total liabilities and shareholders' equity                            $         8,956,595      $       27,037,539
                                                                              ====================     ===================

                 See accompanying notes to financial statements

                           THE A CONSULTING TEAM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Year Ended December 31,
                                               -----------------------------------------------------------------------
                                                       2001                     2000                     1999
                                               ---------------------    ---------------------    ---------------------
Revenues                                       $          36,226,716    $          55,021,679    $          53,517,328
Cost of revenues                                          27,357,278               39,069,237               35,695,206
                                               ---------------------    ---------------------    ---------------------
Gross profit                                               8,869,438               15,952,442               17,822,122
Operating expenses:
  Selling, general and administrative                     11,531,291               26,057,606               18,247,702
  Provision for doubtful accounts                            942,507                1,671,457                1,294,507
  Depreciation and amortization                            1,157,219                2,470,723                1,482,935
  Impairment of assets and
    restructuring charges                                  8,710,690                3,876,547                        -
                                               ---------------------    ---------------------    ---------------------
                                                          22,341,707               34,076,333               21,025,144
                                               ---------------------    ---------------------    ---------------------
Loss from operations                                     (13,472,269)             (18,123,891)              (3,203,022)
Interest income                                               16,077                   94,248                  656,759
Interest expense                                            (415,095)                (300,581)                 (92,373)
                                               ---------------------    ---------------------    ---------------------
Interest (expense), net                                     (399,018)                (206,333)                 564,386
                                               ---------------------    ---------------------    ---------------------
Loss before income taxes                                 (13,871,287)             (18,330,224)              (2,638,636)
Provision (benefit) for income taxes                          28,628               (1,532,283)                  28,000
                                               ---------------------    ---------------------    ---------------------
Loss before extraordinary item                           (13,899,915)             (16,797,941)              (2,666,636)
Extraordinary item - gain on
  extinguishment of debt                                     249,230                        -                        -
                                               ---------------------    ---------------------    ---------------------
Net loss                                       $         (13,650,685)   $         (16,797,941)   $          (2,666,636)
                                               =====================    =====================    =====================

Loss per share - basic and diluted:
  Loss before extraordinary item               $               (1.95)   $               (2.65)   $               (0.49)
  Extraordinary item                                            0.03                        -                        -
                                               ---------------------    ---------------------    ---------------------
  Net loss                                     $               (1.92)   $               (2.65)   $               (0.49)
                                               =====================    =====================    =====================

                 See accompanying notes to financial statements

                           THE A CONSULTING TEAM, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                      Retained
                                                                                     Additional       Earnings
                                   Preferred Stock            Common Stock             Paid-In      (Accumulated
                                 Shares      Amount       Shares         Amount        Capital        Deficit)          Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998             -    $      -      5,485,000    $    54,850   $ 21,051,758    $   4,076,486   $  25,183,094
  Net loss                             -           -              -              -              -       (2,666,636)     (2,666,636)
                                ---------  ----------  -------------  ------------- -------------- ---------------- ---------------
Balance, December 31, 1999             -           -      5,485,000         54,850     21,051,758        1,409,850      22,516,458
  Investment by new
    shareholder's                                         1,624,996         16,250     11,983,750                       12,000,000
  Exercise of employee stock
    options                                                   6,875             69         51,181                           51,250
  Net loss                             -           -              -              -              -      (16,797,941)    (16,797,941)
                                ---------  ----------  -------------  ------------- -------------- ---------------- ---------------
Balance, December 31, 2000             -           -      7,116,871         71,169     33,086,689      (15,388,091)     17,769,767
  Net loss                             -           -              -              -              -      (13,650,685)    (13,650,685)
                                ---------  ----------  -------------  ------------- -------------- ---------------- ---------------
Balance, December 31, 2001             -    $      -      7,116,871    $    71,169   $ 33,086,689   $  (29,038,776)  $   4,119,082
                                =========  ==========  =============  ============= ============== ================ ===============

                 See accompanying notes to financial statements

                           THE A CONSULTING TEAM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Year Ended December 31,
                                                                           2001               2000              1999
                                                                     ------------------  ----------------  ----------------
Cash flows from operating activities:
Net loss                                                                  ($13,650,685)     ($16,797,941)      ($2,666,636)
Adjustments to reconcile net loss to net cash provided by
 (used) in operating activities, net of acquired assets:
   Depreciation and amortization                                             1,157,219         2,470,723         1,482,935
   Impairment of assets and restructuring charges                            8,710,690         3,876,547                 -
   Deferred income taxes                                                             -           (57,000)         (625,000)
   Provision for doubtful accounts                                             942,507         1,671,457         1,294,507
   Extraordinary item                                                         (249,230)                -                 -
   Changes in operating assets and liabilities:
     Accounts receivable                                                     7,360,978        (4,034,192)       (3,049,377)
     Unbilled receivables                                                            -           121,545            73,007
     Prepaid software licenses                                                       -        (2,000,000)                -
     Prepaid or refundable income taxes                                      1,575,510        (1,011,019)          110,009
     Prepaid expenses and other current assets                                  17,605            32,180           297,002
     Accounts payable and accrued expenses                                  (5,060,966)        1,263,409           508,743
     Deferred revenue                                                         (166,015)           68,479          (112,251)
     Income taxes payable                                                            -                 -           (10,829)
     Other long-term liabilities                                               (62,139)          (27,190)           89,329
                                                                     ------------------  ----------------  ----------------
Net cash provided by (used in) operating activities                            575,474       (14,423,002)       (2,608,561)

Cash flows from investing activities:
Purchase of property and equipment                                            (199,337)         (890,341)       (3,086,693)
Investments and advances to T3 Media, Inc., net of
  cash acquired                                                                      -                 -           (95,591)
Investments at cost                                                                  -        (2,520,638)         (300,000)
Deposits                                                                       140,557            (1,871)          (45,363)
                                                                     ------------------  ----------------  ----------------
Net cash used in investing activities                                          (58,780)       (3,412,850)       (3,527,647)

Cash flows from financing activities:
Proceeds from sale of common stock                                                   -        12,051,250                 -
Proceeds from long-term debt                                                    65,298                 -                 -
Proceeds from loan payable                                                           -         2,000,000                 -
Repayment of loan payable                                                            -          (155,000)       (1,674,820)
Notes payable - banks                                                         (296,707)                -                 -
Repayment of long-term debt                                                       (937)          (14,966)          (15,126)
Repayment of capital lease obligation                                         (175,708)         (290,005)          (94,365)
                                                                     ------------------  ----------------  ----------------
Net cash (used in) provided by financing activities                           (408,054)       13,591,279        (1,784,311)
                                                                     ------------------  ----------------  ----------------

Net increase (decrease) in cash and cash equivalents                           108,640        (4,244,573)       (7,920,519)
Cash and cash equivalents at beginning of period                               837,946         5,082,519        13,003,038
                                                                     ------------------  ----------------  ----------------
Cash and cash equivalents at end of period                                 $   946,586       $   837,946        $5,082,519
                                                                     ==================  ================  ================

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                   $   328,094       $   178,596        $   92,692
                                                                     ==================  ================  ================
Cash paid during the period for income taxes                               $         -       $         -        $  610,800
                                                                     ==================  ================  ================

Supplemental disclosure of non-cash investing
and financing activity:
Capital lease obligation                                                     $       -          $191,967        $  442,429
                                                                     ==================  ================  ================

                 See accompanying notes to financial statements

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

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the years ended December 31, 2001, 2000 and 1999, the Company reported net losses of $13,650,685, $16,797,941 and $2,666,636, respectively. Additionally, the Company has an accumulated deficit of $29,038,776 as of December 31, 2001. The Company has implemented a plan whereby it is actively managing its personnel utilization rates and it is constantly monitoring project requirements and timetables.

         In management's opinion, cash flows from operations and borrowing capacity combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months.

     Principles of Consolidation

         The consolidated financial statements include the accounts of The A Consulting Team, Inc. and its 51% owned subsidiary, T3 Media, Inc. which ceased operations in 2001, from its date of acquisition in 1999 (see Note 2). All material intercompany accounts and transactions have been eliminated.

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

     Prepaid Software Licenses

         Prepaid software licenses represented the amounts paid during 2000 for the right to resell certain licensed software products. Such amounts were to be charged to cost of sales when revenue from the sale of the software products was recognized. In the second quarter of 2001, after extensive review of changing market conditions, the Company determined that there was no value remaining and wrote-off the $2.0 million.

                           THE A CONSULTING TEAM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

         During 2001, the Company recorded a restructuring charge of approximately $8,711,000 (see Note 14).

         In the fourth quarter of 2000, after extensive review of changing market conditions, the Company wrote-off approximately $3,877,000, which related to the permanent impairment of goodwill, write-down of fixed assets no longer in use and other related charges. These charges relate to the Company's majority-owned subsidiary, T3 Media, Inc.

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

     Stock-Based Compensation

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

     Segment Information

         The disclosure of segment information in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" is not required as the Company operates in only one business segment.

                           THE A CONSULTING TEAM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Impact of Recently Issued Accounting Standard

         In August 2001, the Financial Accounting Standard Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FASB 144"). The new statement, which becomes effective in 2002, addresses how impairment or disposal of long-lived assets are to be accounted for. Management does not believe that FASB 144 will have a material effect on the Company's financial condition or results of operations.

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

         The following unaudited proforma consolidated results of operations for the year ended December 31, 1999 is presented as if the T3 Media acquisition had been made on January 1, 1999:

                                                                Year Ended
                                                               December 31,
                                                                   1999
                                                               -------------
         Revenues                                              $ 55,353,000
         Net income (loss)                                     $ (5,007,000)
         Net income (loss) per share - basic and diluted       $       (.91)

         The unaudited proforma consolidated results of operations information is not necessarily indicative of the actual results that would have occurred had the acquisition been consummated on January 1, 1999 or of future operations of the combined companies.

3.  INVESTMENTS

         The Company invested approximately $2,000,000 and $300,000 in Always-On Software, Inc. during 2000 and 1999, respectively, and the Company invested $500,000 in Methoda Computers Ltd. during 2000. Due to the deteriorating conditions of the ASP market and deteriorating cash reserves, Always-On Software, Inc. ceased operations in July 2001. As a result, the Company wrote-down its investment by $2.3 million to reflect the impairment in the value of its investment in the second quarter of 2001. In the fourth quarter of 2001, Always-On Software Inc. merged with Veracicom, Inc. and the Company received warrants in this transaction. The Company considers these warrants to have a nominal value, if any. The Company owns less than 20 percent of each of these companies and does not have the ability to exercise significant influence over operating and financial policies of these companies. Accordingly, the Company carries its investments in these companies at cost, adjusted for other than temporary impairments.

4.   EARNINGS (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2001, 2000 and 1999.

                           THE A CONSULTING TEAM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                                    Year Ended December 31,
                                                     -----------------------------------------------------
                                                            2001              2000                1999
                                                     ---------------    ---------------    ---------------
Numerator for basic and diluted:
  Loss before extraordinary item                     $   (13,899,915)   $   (16,797,941)   $    (2,666,636)
  Extraordinary item                                         249,230                 --                 --
                                                     ---------------    ---------------    ---------------
  Net loss                                           $   (13,650,685)   $   (16,797,941)   $    (2,666,636)
                                                     ===============    ===============    ===============


Denominator:
  Denominator for basic and diluted loss before
  extraordinary item and net loss per share
  - weighted-average shares                                7,116,871          6,329,927          5,485,000
                                                     ===============    ===============    ===============


Basic and diluted loss per share:
  Loss before extraordinary item                     $         (1.95)   $         (2.65)   $         (0.49)
  Extraordinary item                                            0.03                 --                 --
                                                     ---------------    ---------------    ---------------
  Net loss                                           $         (1.92)   $         (2.65)   $         (0.49)
                                                     ===============    ===============    ===============

         All options and warrants outstanding during 2001, 2000 and 1999 (see Notes 12 and 13) were not included in the computation of net loss per share because the effect would be antidilutive.

5.  PROPERTY AND EQUIPMENT

         Property and equipment, at cost, consists of the following:

                                                              December 31,
                                                 ---------------------------------
                                                        2001              2000
                                                 ---------------   ---------------
Equipment and leaseholds                         $     5,307,549   $     7,339,084
Software                                                 943,379         1,034,096
Furniture and fixtures                                 1,107,272         1,593,695
Automobiles                                              158,769            88,970
                                                 ---------------   ---------------
                                                       7,516,969        10,055,845
Less accumulated depreciation and amortization         5,519,725         4,208,753
                                                 ---------------   ---------------
                                                 $     1,997,244   $     5,847,092
                                                 ===============   ===============

6.   LOANS PAYABLE AND CREDIT ARRANGEMENT

         In June 2001, the Company entered into a line of credit agreement with Keltic Financial Partners, LP for a line of credit of up to $4.0 million based on the Company's eligible accounts receivable balances. The line of credit has certain financial covenants, which the Company must meet on a quarterly basis. The Company's Chairman and Chief Executive Officer has guaranteed $1.0 million of the $4.0 million line of credit. The $4.0 million line of credit bears interest at a variable rate based on prime plus 2%. At December 31, 2001, the rate of interest on the $4.0 million line of credit was 6.75% and approximately $1.9 million was outstanding. The previous line of credit was for $2.1 million and was fully guaranteed by the Company's Chairman and Chief Executive Officer. The Company's subsidiary, T3 Media which ceased operations in 2001, has a demand loan with a bank. The amount outstanding on T3 Media's demand loan at December 31, 2001 and 2000 was $4,700 and $170,000, respectively. The T3 Media demand loan bears interest at prime plus 3%. The interest rate on the T3 Media demand loan was 7.75% at December 31, 2001 and 11.5% at December 31, 2000. The Company and a former officer of T3 Media have guaranteed the T3 Media demand loan.

                           THE A CONSULTING TEAM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

         Long-term debt is classified as other long-term liabilities at December 31, 2001, and is comprised of an automobile loan and is payable in monthly installments of $1,262 including interest at 6%. As of December 31, 2001, the loan matures as follows: 2002 - $11,603; 2003 - $12,318; 2004 - $13,078; 2005 -
$13,885 and 2006 - $13,478.

7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consists of the following:

                                                   December 31,
                                      -----------------------------------
                                             2001               2000
                                      ----------------   ----------------
Accounts payable                       $      973,396     $    2,870,250
Payroll                                       704,091          1,164,436
Bonuses                                       243,750            424,750
Restructuring                                 160,679            240,000
Other accrued expenses                        472,213          1,399,515
                                      ----------------   ----------------
                                       $    2,554,129     $    6,098,951
                                      ================   ================

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

         Deferred tax assets and (liabilities) consist of the following:

                                                           December 31,
                                               --------------------------------
                                                   2001                 2000
                                               ------------         -----------
Licensing revenues                             $    322,000        ($    11,000)
Accounts receivable reserve                         378,000             530,000
Depreciation and amortization                        57,000              33,000
Investments                                       1,023,000                  --
Other                                                (3,000)                 --
Net operating losses                             11,352,000            6,068,000
                                               ------------         -----------
                                                 13,129,000           6,620,000
Valuation allowance                             (13,129,000)         (6,620,000)
                                               ------------         -----------
                                               $         --         $        --
                                               ============         ===========


         At December 31, 2001, the Company has net operating loss carryforwards of approximately $18.5 million for state and local tax purposes and $14.1 million for Federal tax purposes, expiring in 2020. In addition, T3 Media has net operating loss carryforwards of approximately $10.3 million expiring from 2019 to 2021. The full utilization of the losses in the future is dependent upon the Company's ability to generate taxable income; accordingly, a valuation allowance of an equal amount has been established. During the years ended December 31, 2001, 2000 and 1999, the valuation allowance increased by $6,509,00, $4,746,000 and $1,874,000 (including $850,000 related to T3 Media as of the date of acquisition), respectively.

                           THE A CONSULTING TEAM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

         In March 2002, new legislation was enacted that will allow for losses incurred in 2001 to be carried back five years. The tax effect relating to this legislation, estimated at approximately $350,000, will be recorded as a refund in the first quarter of 2002.

         Significant components of the provision for income taxes are as follows:

                                            Year Ended December 31,
                                       2001            2000             1999
                                   -----------     -----------      -----------
Current:
    Federal                        $        --     ($1,475,000)     $   420,000
    State and local                     29,000              --          233,000
                                   -----------     -----------      -----------
        Total current                   29,000      (1,475,000)         653,000
                                   -----------     -----------      -----------
Deferred:
    Federal                                 --         (44,000)        (398,000)
    State and local                         --         (13,000)        (227,000)
                                   -----------     -----------      -----------
        Total deferred                      --         (57,000)        (625,000)
                                   -----------     -----------      -----------
Total                              $    29,000     ($1,532,000)     $    28,000
                                   ===========     ===========      ===========

         A reconciliation between the federal statutory rate and the effective income tax rate for the years ended December 31, 2001, 2000 and 1999.

                                                            2001       2000       1999
                                                          ------     ------     ------
Federal statutory rate                                     (34.0)%    (34.0)%    (34.0)%
State and local taxes net of federal tax benefit             0.1         --        0.2
Non-deductible expenses                                      0.5        7.6        6.1
Losses for which no benefit was received  (including T3
    Media)                                                  33.6       18.0       28.8
                                                          ------     ------     ------
    Total                                                    0.2%      (8.4)%      1.1%
                                                          ======     ======     ======

9.   RETIREMENT PLAN

         The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code for its employees. Participants can make elective contributions subject to certain limitations. Under the plan, the Company can make matching contributions on behalf of all participants. No such contributions were made by the Company in 2001, 2000 and 1999.

10.  CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash balances on deposit with a limited number of financial institutions.

         In 2001, the Company's three largest customers represented 19%, 19% and 13% of revenues, respectively, in 2000, the largest customer represented 17% of revenues and in 1999, the two largest customers represented 23% and 14% of revenues. Besides these customers, no other customer represented greater than 10% of the Company's revenues. Three customers represented approximately 33%, 12% and 13% of accounts receivable as of December 31, 2001, and two customers represented approximately 18% and 18% of accounts receivable as of December 31, 2000.

                           THE A CONSULTING TEAM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.  LEASES

         The Company leases office space under non-cancelable operating leases. The future minimum payments for all non-cancelable operating leases as of December 31, 2001 are as follows:

          2002                                     $       459,000
          2003                                             361,000
          2004                                              35,000
                                                  -----------------
          Total minimum future lease payments      $       855,000
                                                  =================

         Rent expense for the years ended December 31, 2001, 2000 and 1999 was approximately $710,000, $1,524,000 and $991,000, respectively.

         In 2001, T3 Media stopped paying its capital lease obligations. The Company was a guarantor of the majority of these obligations and is in the process of negotiating buy-outs of all of the remaining leases. $346,000 of T3 Media's capital lease obligations remained outstanding at December 31, 2001.

12. STOCK OPTION PLAN

         The Company adopted a Stock Option Plan (the "Plan") that provides for the grant of stock options that are either "incentive" or "non-qualified" for federal income tax purposes. The Plan provided for the issuance of up to a maximum of 600,000 shares of common stock. On May 27, 1998, the shareholders approved and ratified an increase to the Plan from 600,000 to 900,000 shares of common stock and on May 24, 2001, the shareholders approved and ratified an increase to the Plan from 900,000 to 1,200,000 shares of common stock (subject to adjustment pursuant to customary anti-dilution provisions).

         The exercise price per share of a stock option is established by the Executive Compensation Committee of the Board of Directors in its discretion, but may not be less than the fair market value of a share of common stock as of the date of grant. The aggregate fair market value of the shares of common stock with respect to which "incentive" stock options are exercisable for the first time by an individual to whom an "incentive" stock option is granted during any calendar year may not exceed $100,000.

         Stock options, subject to certain restrictions, may be exercisable any time after full vesting for a period not to exceed five years from the date of grant and terminate upon the date of termination of employment. Such period is to be established by the Company in its discretion on the date of grant.

         Information with respect to options under the Company's Plan is as follows:

                           THE A CONSULTING TEAM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                                 Weighted
                                              Number of          Average
                                               Shares         Exercise Price
                                       -----------------     ----------------
Balance - January 1, 1999                      557,150              7.38
    Granted during 1999                        255,550              4.46
    Forfeitures during 1999                    (65,163)             7.41
                                       ----------------
Balance - December 31, 1999                    747,537              6.38
    Granted during 2000                         86,330              5.48
    Exercised during 2000                       (6,875)             7.45
    Forfeitures during 2000                   (152,625)             6.59
                                       ----------------
Balance - December 31, 2000                    674,367              6.20
    Granted during 2001                        740,000              0.36
    Forfeitures during 2001                   (392,699)             6.19
                                       ----------------
Balance - December 31, 2001                  1,021,668             $1.98
                                       ================

         At December 31, 2001, 2000 and 1999, 385,481, 333,570 and 228,613
options, respectively, were exercisable with weighted average exercise prices of $3.93, $6.94 and $7.43, respectively.

         The following table summarizes the status of the stock options outstanding and exercisable at December 31, 2001:

                                      Stock Options Outstanding
----------------------------------------------------------------------------------------------------
                                                                                        Number of
                         Weighted                               Weighted-                 Stock
Exercise Price            Average            Number of          Remaining                Options
    Range              Exercise Price         Options        Contractual Life          Exercisable
----------------   --------------------    -------------    --------------------     ---------------
$0.00 - $1.20             $0.362                740,510         9.8 years                 166,794
$3.60 - $4.80             $3.875                 75,100         7.0 years                  39,050
$4.81 - $6.00             $5.132                 28,671         6.5 years                  12,698
$6.01 - $7.20             $7.000                 34,687         5.7 years                  26,746
$7.21 - $8.40             $7.508                142,525         5.4 years                 140,150
$8.41 - $9.60             $8.563                    175         8.3 years                      43
                                           -------------                             ---------------
                                              1,021,668                                   385,481
                                           =============                             ===============

         At December 31, 2001, the Company had 1,193,125 shares of Common Stock reserved in connection with the Stock Option Plan.

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

                           THE A CONSULTING TEAM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

         Information with respect to options under T3 Media's 1997 Plan is as follows:

                                                                    Weighted
                                          Number of                 Average
                                            Shares               Exercise Price
                                      ----------------          ---------------
Balance - January 1, 1999                     381,090                $1.48
   Granted during 1999                        135,000                 1.00
   Exercised during 1999                       (9,800)                1.00
   Forfeitures during 1999                   (118,384)                1.44
                                      ----------------
Balance - December 31, 1999                   387,906                 1.34
   Granted during 2000                        523,802                 3.00
   Exercised during 2000                      (21,170)                1.14
   Forfeitures during 2000                   (203,038)                1.24
                                      ----------------
Balance - December 31, 2000                   687,500                 2.44
   Forfeitures during 2001                   (687,500)                2.44
                                      ----------------
Balance - December 31, 2000                         -                    -
                                      ================

         There are no T3 Media stock options outstanding and exercisable at December 31, 2001. At December 31, 2000 and 1999, 133,500 and 132,878 options, respectively, were exercisable with weighted average exercise prices of $1.67 and $1.40, respectively.

         The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation costs for the Company's stock option plans been determined based on the fair value as of the grant date for awards in 2001, 2000 and 1999 consistent with the provision of SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts as indicated below:

                                                     2001             2000             1999
                                                -------------    -------------    -------------
Pro forma net loss                              ($ 13,797,000)   ($ 17,682,000)   ($  3,328,000)
Pro forma net loss per share-basic and diluted  ($       1.94)   ($       2.79)   ($       0.61)

                           THE A CONSULTING TEAM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

         The fair value of options at the date of grant was estimated using the Black-Scholes model with the following assumptions:

                                            2001           2000           1999
                                          -------        -------        -------
Expected life (years)                         4.0            4.0            4.0
Risk free interest rate                      4.37%          5.96%          5.84%
Expected volatility                          1.25           1.00           0.80
Expected dividend yield                       0.0            0.0            0.0

         The weighted average fair value of options granted by the Company was $0.26 in 2001, $4.16 in 2000 and $4.40 in 1999.

13.  SALES OF UNREGISTERED SECURITES

         During 2000, the Company sold an aggregate of 1,624,996 shares of Common Stock to a variety of investors through private placements of the Company's Common Stock, as described below.

         On March 19, 2000, Yosi Vardi, Rita Folger, DS Polaris Group, SFK Group and Arison Investments Ltd. invested an aggregate of approximately $2.75 million by purchasing an aggregate of 392,855 shares of Common Stock at $7.00 per share 60-day warrants (subsequently extended by an additional 14 days) to purchase an aggregate of 607,142 additional shares of Common Stock at $7.00 per share (one of which warrants was exercised in part by Arison Investments Ltd. on June 5, 2001 to purchase 142,857 shares of Common Stock for an an aggregate exercise price of approximately $1,000,000) and two-year warrants to purchase an aggregate of 1,000,000 additional shares of Common Stock at $13.00 per share.

         On June 5, 2000 Koonras Technologies, Eurocom Communications and Poalim Capital Markets technologies invested an aggregate of approximately $3.25 million by purchasing an aggregate of 464,284 shares of Common Stock at $7.00 per share with two-year warrants to purchase an aggregate of 464,284 additional shares of Common Stock at an exercise price of $13.00 per share.

         On June 14, 2000, two investment trusts controlled by Michael G. Jesselson invested $1 million purchasing an aggregate of 125,000 shares of Common Stock at $8.00 per share with two-year warrants to purchase an aggregate of 125,000 additional shares of Common Stock at an exercise price of $13.00 per share.

         On September 29, 2000 Level 8 Systems, Inc. invested $4.0 million by purchasing 500,000 shares of Common Stock at $8.00 per sharewith two year warrants to an aggregate of 500,000 additional shares of Common Stock with an exercise price of $13.00 per share.

         The Company had 2,089,284 shares reserved for the exercise of warrants at December 31, 2001.

14.  IMPAIRMENT OF ASSETS AND RESTRUCTURING CHARGES

         The Company began to restructure its operations in 2000 and has continued to restructure its operations in 2001 taking a charge of approximately $8,711,000 for the year ended December 31, 2001, consisting of following:

                           THE A CONSULTING TEAM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Write-off of the investment in Always-On Software, Inc.         $ 2,303,000
Write-off of prepaid software licenses                            2,000,000
Lease expense and write-off of leaseholds and other fixed
assets:
    * due to the closing of the operations and liquidation
        of T3 Media, Inc.                                         1,616,000
    * related to the closing of locations                           832,000
    * related to the reduction of office space in the
        New York headquarters                                       867,000
Severance costs                                                     699,000
Other associated costs                                              394,000
                                                              --------------
                                                                $ 8,711,000
                                                              ==============

         The Company had restructuring charge liabilities of approximately $161,000 and $240,000 at December 31, 2001 and December 31, 2000, respectively. During the year ended December 31, 2001, the Company recorded additions to its restructuring liability of approximately $1,153,000, consisting of $537,000 related to leases, lease buy-outs of office space no longer utilized by the Company and other associated costs and the reduction of its staff resulting in termination costs of $616,000. The Company paid approximately $1,232,000 during the year, consisting of $616,000 for space no longer utilized and $616,000 for termination costs.

         During 2000, the Company recorded a charge of $3.9 million related to the permanent impairment of goodwill of T3 Media, the write-down of fixed assets no longer in use and other related charges.

15.  EXTRAORDINARY ITEM

         The 2001 extraordinary item resulted from the early extinguishments of T3 Media's capital lease obligations. The Company was a guarantor of the majority of these obligations and was able to settle $523,000 of the leases including interest expense of $98,000 for $176,000 resulting in an extraordinary item of $249,000.

16.  QUARTERLY RESULTS (Unaudited)

         The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000.

                           THE A CONSULTING TEAM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                                            Quarter Ended
                                                 -------------------------------------------------------------------------
                                                   March 31,          June 30,         September 30,        December 31,
(in thousands, except per share amounts)              2001              2001                2001                2001
                                                 --------------     ------------    ------------------    ----------------
Revenues                                             $12,148          $ 9,393             $ 7,350             $ 7,336
Gross profit                                           2,295            1,912               2,373               2,289
Income (loss) from operations                         (4,741) (1)      (9,067) (2)            134                 202
Income (loss) before extraordinary item               (4,889)          (9,187)                 49                 127
Extraordinary item                                         -                -                 187                  62
Net income (loss)                                     (4,889)          (9,187)                236                 189
Net income (loss) per share-basic
     and dilutive                                     ($0.69)          ($1.29)              $0.03               $0.03

                                                                            Quarter Ended
                                                 -------------------------------------------------------------------------
                                                   March 31,          June 30,         September 30,        December 31,
                                                      2000              2000                2000                2000
                                                 --------------     ------------    ------------------    ----------------
Revenues                                             $13,151          $15,027             $12,809             $14,035
Gross profit                                           3,920            4,985               2,871               4,176
Loss from operations                                  (2,533)          (2,740)             (5,830)             (7,021)(3)
Net loss                                              (1,451)          (1,794)             (6,386)             (7,167)
Net loss per share-basic
     and dilutive                                     ($0.26)          ($0.30)             ($0.95)             ($1.14)

--------------------------------------------------------------------------------
(1) During the first quarter of 2001, the Company wrote-off approximately $1.5 million consisting of $371,000 write-off of leaseholds and fixed assets related to the wind down of operations of the Company's majority-owned subsidiary, T3 Media, Inc.and $1.1 million related to the closing of several of its Solution Branches and converting them into virtual offices and severance costs related to the reduction of its staff.

(2) During the second quarter of 2001, the Company wrote-off approximately $7.2 million related to the write-off its investment in Always-On Software, Inc., prepaid software licenses, fixed assets related to the reduction of office space in its New York headquarters, severance costs and other associated costs.

(3) During the fourth quarter of 2000, the Company wrote-off approximately $3.9 million, which related to the permanent impairment of goodwill, write-down of fixed assets no longer in use and other related charges. These charges relate to the Company's majority-owned subsidiary, T3 Media, Inc.

                           THE A CONSULTING TEAM, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

   Schedule II - Valuation and Qualifying Accounts

                Col. A                      Col. B                      Col. C               Col. D          Col. E
-------------------------------------------------------  ---------------------------------------------------------------
                                                                       Additions
                                                         ------------------------------
                                                             (1)              (2)
                                                         -------------   --------------
                                           Balance at      Charged to      Charged to
                                          Beginning of     Costs and     Other Accounts   Deductions -      Balance at
              Description                   Period          Expenses        Describe        Describe       End of Period
-------------------------------------------------------  -------------   --------------  --------------    -------------
Reserves and allowances deducted from
  asset accounts:
For the year ended December 31, 2001
    Allowance for doubtful accounts        $ 948,397      $  942,507          $    -      $(1,238,856)  (a)   $ 652,048
For the year ended December 31, 2000
    Allowance for doubtful accounts        $ 682,424      $1,671,457          $    -      $(1,405,484)  (b)   $ 948,397
For the year ended December 31, 1999
    Allowance for doubtful accounts        $       -      $1,294,507          $    -      $  (612,083)  (c)   $ 682,424

(a) Uncollectable accounts written off during 2001.

(b) Uncollectable accounts written off during 2000.

(c) Uncollectable accounts written off of $615,456, offset by $5,373 allowance for doubtful accounts as of acquisition date from business combination.

                                  EXHIBIT INDEX

Exhibit
Number         Description of Exhibits

   1.1 Form of Underwriting Agreement by and among Registrant and the Underwriters, incorporated by reference to Exhibit 1.1 to the Registration Statement on Form SB-2 as previously filed with the SEC on August 8, 1997.

   3.1 Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Form 10-Q for the period ended June 30, 2001, as previously filed with the SEC on August 10, 2001.

   3.2 Amended and Restated By-Laws of the Registrant, incorporated by reference to Exhibit 3.3 to the Registration Statement on Form SB-2 as previously filed with the SEC on August 6, 1997.

   4.1         Specimen Common Stock Certificate, incorporated by reference to
               Exhibit 4 to the Registration Statement on Form SB-2 as previously filed with the SEC on July 23, 1997.

   10.1.1 Stock Option and Award Plan of the Registrant and Form of Nonqualified Stock Option Agreement, incorporated by reference to
               Exhibit 10.1 to the Registration Statement on Form SB-2 as previously filed with the SEC on August 6, 1997.

   10.1.2 Amendment to the Stock Option and Award Plan of the Registrant, incorporated by reference to the Registration Statement on Form S-8 as previously filed with the SEC on December 12, 1997.

   10.1.3 Amendment No. 2 to the Stock Option and Award Plan of the Registrant, incorporated by reference to Exhibit C to the Registrant's 2001 Proxy Statement on Schedule 14A, as previously filed with the SEC on April 30, 2001.

   10.2 Loan and Security Agreement between the Registrant and Keltic Financial Partners, LP, dated June 27, 2001, incorporated by reference to Exhibit 10.1.1 to the Form 10-Q for the period ended June 30, 2001, as previously filed with the SEC on August 10, 2001.

   10.3 Guaranty of Payment and Performance between Shmuel BenTov, the Chairman and Chief Executive Officer of the Registrant, and Keltic Financial Partners, LP, dated June 27, 2001, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the period ended June 30, 2001, as previously filed with the SEC on August 10, 2001.

   10.5 Employment Agreement, dated January 1, 2002, between the Registrant and Shmuel BenTov.

   10.6 Form of Employment Agreement, effective as of June 30, 1997, between the Registrant and Frank T. Thoelen incorporated by reference to Exhibit 10.3 to the Registration Statement on Form SB-2, as previously filed with the SEC on August 6, 1997.

   10.7 Form of S Corporation Termination, Tax Allocation and Indemnification Agreement, incorporated by reference to Exhibit
               10.4 to the Registration Statement on Form SB-2, as previously filed with the SEC on August 6, 1997.

   10.8 Demand Note (Multiple Advances), issued February 1997, between Citibank, N.A. and the Registrant, incorporated by reference to
               Exhibit 10.5 to the Registration Statement on Form SB-2, as previously filed with the SEC on June 13, 1997.

   10.9 Promissory Note and Cross-Receipt between the Registrant and Shmuel BenTov, incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2, as previously filed with the SEC on August 6, 1997.

   10.10 Joint Venture Agreement, dated April 11, 1994, between Kalanit Center for Marketing Software & Hardware Ltd. and the Registrant, incorporated by reference to Exhibit 10.7 to the Registration Statement on Form SB-2 as previously filed with the SEC on June 13, 1997.

   10.11 Form of Director and Executive Officer Indemnification Agreement, incorporated by reference to Exhibit 10.8 to the Registration Statement on Form SB-2, as previously filed with the SEC on August 6, 1997.

   10.12 Letter of Undertaking from the Registrant and Shmuel BenTov, incorporated by reference to Exhibit 10.9 to the Registration Statement on Form SB-2, as previously filed with the SEC on July 23, 1997.

   10.13 Shmuel BenTov Letter Commitment, dated March 29, 2001, incorporated by reference to Exhibit 10.10 to the Form 10-K for the fiscal year ended December 31, 2000, as previously filed with the SEC on April 2, 2001.

   23.1        Consent of Ernst & Young LLP.