Form 10-K/A
period 2001-12-31
A CONSULTING TEAM INC
filed 2002-04-01
CIK 1040792

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A



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

5.  PROPERTY AND EQUIPMENT

         Property and equipment, at cost, consists of the following:

                                                              December 31,
                                                 ---------------------------------
                                                        2001              2000
                                                 ---------------   ---------------
Equipment and leaseholds                         $     3,489,407   $     7,339,084
Software                                                 703,775         1,034,096
Furniture and fixtures                                   904,177         1,593,695
Automobiles                                              158,768            88,970
                                                 ---------------   ---------------
                                                       5,256,127        10,055,845
Less accumulated depreciation and amortization         3,258,883         4,208,753
                                                 ---------------   ---------------
                                                 $     1,997,244   $     5,847,092
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