Form 10-K/A
period 2001-12-31
A CONSULTING TEAM INC
filed 2002-04-05
CIK 1040792

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

   10.5 Employment Agreement, dated January 1, 2002, between the Registrant and Shmuel BenTov.

   10.6 Employment Agreement, dated October 31, 2001, between the Registrant and Pamela Fredette.

   10.7 Employment Agreement, dated November 6, 2000, between the Registrant and Lori Stanley.

   10.8 Employment Agreement, dated September 11, 2001, between the Registrant and Richard Falcone.

   10.9 Form of Employment Agreement, effective as of June 30, 1997, between the Registrant and Frank T. Thoelen incorporated by reference to Exhibit 10.3 to the Registration Statement on Form SB-2, as previously filed with the SEC on August 6, 1997.

   10.10 Form of S Corporation Termination, Tax Allocation and Indemnification Agreement, incorporated by reference to Exhibit
               10.4 to the Registration Statement on Form SB-2, as previously filed with the SEC on August 6, 1997.

   10.11 Demand Note (Multiple Advances), issued February 1997, between Citibank, N.A. and the Registrant, incorporated by reference to
               Exhibit 10.5 to the Registration Statement on Form SB-2, as previously filed with the SEC on June 13, 1997.

   10.12 Promissory Note and Cross-Receipt between the Registrant and Shmuel BenTov, incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2, as previously filed with the SEC on August 6, 1997.

   10.13 Joint Venture Agreement, dated April 11, 1994, between Kalanit Center for Marketing Software & Hardware Ltd. and the Registrant, incorporated by reference to Exhibit 10.7 to the Registration Statement on Form SB-2 as previously filed with the SEC on June 13, 1997.

   10.14 Form of Director and Executive Officer Indemnification Agreement, incorporated by reference to Exhibit 10.8 to the Registration Statement on Form SB-2, as previously filed with the SEC on August 6, 1997.

   10.15 Letter of Undertaking from the Registrant and Shmuel BenTov, incorporated by reference to Exhibit 10.9 to the Registration Statement on Form SB-2, as previously filed with the SEC on July 23, 1997.

   10.16 Shmuel BenTov Letter Commitment, dated March 29, 2001, incorporated by reference to Exhibit 10.10 to the Form 10-K for the fiscal year ended December 31, 2000, as previously filed with the SEC on April 2, 2001.

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

   10.5 Employment Agreement, dated January 1, 2002, between the Registrant and Shmuel BenTov.

   10.6 Employment Agreement, dated October 31, 2001, between the Registrant and Pamela Fredette.

   10.7 Employment Agreement, dated November 6, 2000, between the Registrant and Lori Stanley.

   10.8 Employment Agreement, dated September 11, 2001, between the Registrant and Richard Falcone.

   10.9 Form of Employment Agreement, effective as of June 30, 1997, between the Registrant and Frank T. Thoelen incorporated by reference to Exhibit 10.3 to the Registration Statement on Form SB-2, as previously filed with the SEC on August 6, 1997.

   10.10 Form of S Corporation Termination, Tax Allocation and Indemnification Agreement, incorporated by reference to Exhibit
               10.4 to the Registration Statement on Form SB-2, as previously filed with the SEC on August 6, 1997.

   10.11 Demand Note (Multiple Advances), issued February 1997, between Citibank, N.A. and the Registrant, incorporated by reference to
               Exhibit 10.5 to the Registration Statement on Form SB-2, as previously filed with the SEC on June 13, 1997.

   10.12 Promissory Note and Cross-Receipt between the Registrant and Shmuel BenTov, incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2, as previously filed with the SEC on August 6, 1997.

   10.13 Joint Venture Agreement, dated April 11, 1994, between Kalanit Center for Marketing Software & Hardware Ltd. and the Registrant, incorporated by reference to Exhibit 10.7 to the Registration Statement on Form SB-2 as previously filed with the SEC on June 13, 1997.

   10.14 Form of Director and Executive Officer Indemnification Agreement, incorporated by reference to Exhibit 10.8 to the Registration Statement on Form SB-2, as previously filed with the SEC on August 6, 1997.

   10.15 Letter of Undertaking from the Registrant and Shmuel BenTov, incorporated by reference to Exhibit 10.9 to the Registration Statement on Form SB-2, as previously filed with the SEC on July 23, 1997.

   10.16 Shmuel BenTov Letter Commitment, dated March 29, 2001, incorporated by reference to Exhibit 10.10 to the Form 10-K for the fiscal year ended December 31, 2000, as previously filed with the SEC on April 2, 2001.

   23.1        Consent of Ernst & Young LLP.