Form 10-Q
period 2002-03-31
A CONSULTING TEAM INC
filed 2002-05-14
CIK 1040792

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q


          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the period ended: March 31, 2002

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


                 As of May 9, 2002, there were 7,116,871 shares of Common Stock, with $.01 par value per share, outstanding.

                           THE A CONSULTING TEAM, INC.

                                      INDEX

                                                                                            Page Number
                                                                                            -----------
Part I.  Financial Information

         Item 1.  Financial Statements                                                           2

                  Condensed Consolidated Balance Sheets as of March 31, 2002 and
                  December 31, 2001                                                              2

                  Condensed Consolidated Statements of Operations for the three months
                  ended  March 31, 2002 and 2001                                                 3

                  Condensed Consolidated Statements of Cash Flows for the three months
                  ended March 31, 2002 and 2001                                                  4

                  Notes to Condensed Consolidated Financial Statements                           5

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operation                                6

         Item 3.  Quantitative and Qualitative Disclosure of Market Risk                        16

Part II. Other Information

         Item 1.  Legal Proceedings                                                             16

         Item 2.  Changes in Securities and Use of Proceeds                                     16

         Item 3.  Defaults upon Senior Securities                                               16

         Item 4.  Submission of Matters to a Vote of Security Holders                           16

         Item 5.  Other Information                                                             16

         Item 6.  Exhibits and Reports on Form 8-K                                              16

Signatures                                                                                      17

Part I. Financial Information

Item 1.  Financial Statements

                           THE A CONSULTING TEAM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                March 31,           December 31,
                                                                                   2002                  2001
                                                                           --------------------  --------------------
                                                                                (unaudited)
                                  Assets
Current Assets:
    Cash and cash equivalents                                              $           688,921   $           946,586
    Accounts receivable, less allowance for doubtful accounts of
       $537,974 at March 31, 2002 and $652,048 at December 31, 2002                  5,114,919             5,293,390
    Prepaid or refundable income taxes                                                 439,411                     -
    Prepaid expenses and other current assets                                          107,083               114,818
                                                                           --------------------    ------------------
       Total current assets                                                          6,350,334             6,354,794
Investments at cost                                                                    518,059               518,059
Property and equipment, at cost, less accumulated
    depreciation and amortization                                                    1,799,793             1,997,244
Deposits                                                                                84,928                86,498
                                                                           --------------------  --------------------
        Total Assets                                                       $         8,753,114   $         8,956,595
                                                                           ====================  ====================

                   Liabilities and Shareholders' Equity
Current Liabilities:
    Loan payable - banks                                                   $         1,936,757   $         1,873,293
    Accounts payable and accrued expenses                                            1,846,332             2,554,129
    Other current liabilities                                                          290,517               345,729
    Current portion of long-term debt                                                   11,778                11,602
                                                                           --------------------  --------------------
          Total current liabilities                                                  4,085,384             4,784,753
Long-term liabilities                                                                   49,749                52,760

Shareholders' equity:
    Preferred stock, $.01 par value; 2,000,000 shares
        authorized; no shares issued or outstanding
    Common stock, $.01 par value; 30,000,000 shares authorized;
        7,116,871 issued and outstanding                                                71,169                71,169
    Additional paid-in capital                                                      33,086,689            33,086,689
    Accumulated deficit                                                            (28,539,877)          (29,038,776)
                                                                           --------------------  --------------------
         Total shareholders' equity                                                  4,617,981             4,119,082
                                                                           --------------------  --------------------
        Total liabilities and shareholders' equity                         $         8,753,114   $         8,956,595
                                                                           ====================  ====================

See accompanying notes to condensed consolidated financial statements.

                           THE A CONSULTING TEAM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Three Months Ended
                                                              March 31,
                                                -------------------------------------
                                                      2002               2001
                                                -----------------  ------------------
                                                  (unaudited)         (unaudited)
Revenues                                        $      6,460,959   $      12,148,085
Cost of revenues                                       4,634,312           9,853,366
                                                -----------------  ------------------
Gross profit                                           1,826,647           2,294,719

Operating expenses:
Selling, general and administrative                    1,540,583           4,846,887
Provision for doubtful accounts                            -                 222,441
Depreciation and amortization                            217,096             428,420
Impairment of assets and
           restructuring charges                                           1,538,000
                                                -----------------  ------------------
                                                       1,757,679           7,035,748
                                                -----------------  ------------------
Income (loss) from operations                             68,968          (4,741,029)
Interest expense, net                                    (46,013)           (147,678)
                                                -----------------  ------------------
Income (loss) before income taxes                         22,955          (4,888,707)
       Provision (benefit) for income taxes             (427,229)                  -
                                                -----------------  ------------------
Income (loss) before extraordinary item                  450,184          (4,888,707)
       Extraordinary item                                 48,715                   -
                                                -----------------  ------------------
Net income (loss)                               $        498,899   $      (4,888,707)
                                                =================  ==================

Basic and Diluted income (loss) per share:
      Income (loss) before extraordinary item   $           0.06   $           (0.69)
      Extraordinary item                                    0.01                   -
                                                -----------------  ------------------
      Net income (loss)                         $           0.07   $           (0.69)
                                                =================  ==================

   See accompanying notes to condensed consolidated financial statements.

                           THE A CONSULTING TEAM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Three Months Ended March 31,
                                                                                2002                   2001
                                                                        -------------------    ------------------
Cash flows from operating activities:
Net profit(loss)                                                                  $498,899           ($4,888,707)
Adjustments to reconcile net profit/loss to net cash
used in operating activities, net of acquired assets:

    Depreciation and amortization                                                  217,096               428,420
    Impairment of assets and restructuring charges                                       -             1,538,000
    Provision for doubtful accounts                                                      -               222,441

    Extraordinary item                                                             (48,715)                    -
    Changes in operating assets and liabilities:

        Accounts receivable                                                        178,471             2,639,337

        Unbilled receivables                                                             -                     -
        Prepaid or refundable income taxes                                        (439,411)               75,340

        Prepaid expenses and other current assets                                    7,735                55,093
        Accounts payable and accrued expenses                                     (698,494)             (572,834)
        Deferred revenue                                                                 -              (166,015)

        Long-term liabilities                                                            -               (59,872)
                                                                        -------------------    ------------------
Net cash used in operating activities                                             (284,419)             (728,797)

Cash flows from investing activities:

Purchase of property and equipment                                                 (19,645)              (78,805)

Deposits                                                                             1,570                67,371
                                                                        -------------------    ------------------
Net cash used in investing activities                                              (18,075)              (11,434)

Cash flows from financing activities:
Repayment of long-term debt                                                         (2,835)                    -
Repayment of capital lease obligation                                              (15,800)             (152,091)

Note payable - Bank                                                                 63,464                54,376
                                                                        -------------------    ------------------
Net cash (used in) provided by financing activities                                 44,829               (97,715)
                                                                        -------------------    ------------------


Net decrease in cash and cash equivalents                                         (257,665)             (837,946)

Cash and cash equivalents at beginning of period                                   946,586               837,946
                                                                        -------------------    ------------------
Cash and cash equivalents at end of period                                        $688,921                    $0
                                                                        ===================    ==================

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                       $47,137               $89,000
                                                                        ===================    ==================

   See accompanying notes to condensed consolidated financial statements.

                           THE A CONSULTING TEAM, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1) GENERAL:

      These financial statements should be read in conjunction with The A Consulting Team, Inc. (the "Company") Form 10-K for the year ended December 31, 2001 filed with the SEC, and the accompanying financial statements and related notes thereto. The accounting policies used in preparing these financial statements are the same as those described in the Company's Form 10-K for the year ended December 31, 2001.

2) INTERIM FINANCIAL STATEMENTS:

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 2002 and the consolidated results of operations for the three months ended March 31, 2002 and 2001, and cash flows for the three months ended March 31, 2002 and 2001.

      The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States, for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Form 10-K filed by the Company for the year ended December 31, 2001.

      The consolidated results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

3) NET LOSS PER SHARE:

The following table set forth the computation of basic and diluted net income
(loss) per share for the three months ended March 31, 2002 and 2001.

                                                     Three Months Ended
                                                          March 31,
                                                ------------------------------
                                                     2002           2001
                                                --------------- --------------
Numerator for basic and diluted:
    Income (loss) before extraordinary item     $      450,184   $ (4,888,707)

    Extraordinary item                                  48,715              -
                                                --------------- --------------
    Net income (loss)                           $      498,899  $  (4,888,707)
                                                =============== ==============
Denominator:
    Denominator for basic income (loss) before

      extraordinary item and net income (loss)

      per share - weighted-average shares            7,116,871      7,116,871
                                                =============== ==============
    Denominator for diluted earnings (loss) per

       Share - adjusted weighted-average shares      7,148,748      7,116,871
                                                =============== ==============
Basic  income (loss) per share:
    Income (loss) before extraordinary item     $         0.06  $       (0.69)

    Extraordinary item                                    0.01              -
                                                --------------- --------------
    Net income (loss)                           $         0.07  $       (0.69)
                                                =============== ==============
Diluted  income (loss) per share:
    Income (loss) before extraordinary item     $         0.06  $       (0.69)
    Extraordinary item                                    0.01              -
                                                --------------- --------------
    Net income (loss)                           $         0.07  $       (0.69)
                                                =============== ==============

      All options and warrants outstanding during March 2001 were not included in the computation of net loss per share because the effect would be antidilutive.

4) ACCOUNTING PRONOUNCEMENTS:

      In October 2001, the Financial Accounting Standard Board issued
Statement No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("FASB 144") - The new statement, which becomes effective in 2002, addresses how impairment or disposal of long-lived assets are to be accounted for. The Company adopted the FAS 144 rule of accounting in the first quarter of 2002.

5) INCOME TAXES:

      The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of the assets and liabilities for financial purposes and the amount used for income tax purposes.

      In March of 2002, the Company recorded a tax benefit of approximately $427,000 due to a $439,00 refund resulting from a 2002 change in tax law allowing the carry-back of net operating losses for five years instead of the two years previously allowed.

6) CONCENTRATION OF CREDIT RISK:

      Revenues to two customers represented approximately 37%, and 19% of revenues for the three months ended March 31, 2002. Revenues to two customers represented approximately 25% and 15% of revenues for the same period in 2001.

7) IMPAIRMENT OF ASSETS AND RESTRUCTURING CHARGES:

      The Company began to restructure its operations in 2000 and has continued to restructure its operations in 2002. The Company had restructuring charge liabilities of approximately $161,000 at December 31, 2001. During the three months ended March 31, 2002, the Company recorded no additions to its restructuring liability, and recorded payments of approximately $161,000 consisting of $66,000 related to the reduction of leased office space in its New York headquarters, and $95,000 in severance costs. Accordingly, the Company has no restructuring charge liabilities as of March 31, 2002

8) CREDIT FACILITY:

      In June 2001, the Company entered into a new revolving credit facility with Keltic Financial Partners, LP for a line of credit up to $4 million based on the Company's accounts receivable balances. Loans under the credit line bear interest at a rate of prime plus 2%, which rate was 6.75% at March 31, 2002. The credit line as amended, has certain financial covenants, which the Company must meet on a quarterly basis. The Company's Chief Executive Officer has guaranteed $1 million of the line of credit.

9) EXTRAORDINARY ITEM:

      The Company recorded income of $49,000 resulting from the extinguishments of debt associated with the settlement of capital leases at less than their carrying value.


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

      TACT is an end-to-end IT Services and e-Services provider. The Company delivers e-Services solutions from web strategy and design through web development and integration, to web application hosting. Its clients predominantly include a broad range of Fortune 1000 companies and other large organizations. TACT also provides the same markets with enterprise-wide Information Technology consulting, software and solutions. Approximately 90% of the Company's consulting services revenues during the three months ended
March 31, 2002 were generated from the hourly billing of its consultants' services to its clients under time and materials engagements, with the remainder generated under fixed-price engagements.

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

      The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company's operating performance is primarily based upon billing margin (billable hourly rate less the consultant's hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). During the first half of 2001, the Company's margins were adversely affected by a decrease in billing rates, an increase in consultant wages and a reduction in consultant utilization rate; however, this trend began to reverse in the second half of 2001. Large portions of the Company's engagements are on a time and materials basis. The Company historically had been able to pass on to its clients most of the increases in cost of services; however, the Company was not able to do so in the first half of 2001. Accordingly, such increases had a significant impact on the Company's financial results. TACT also actively manages its personnel utilization rates by constantly monitoring project requirements and timetables. Utilization rates in the first half of 2001 were significantly lower than historical utilization rates due to a trend in the Company's markets to delay IT projects and slowing of growth rate in demand in e-commerce and web-based initiatives. Through the Company's cost containment and work force rationalization efforts TACT's utilization rates increased in the second half of 2001, and the trend continued during the first quarter of 2002.

      Historically, the Company has also generated revenues by selling software licenses and providing training services. In addition to initial software license fees, the Company also derives revenues from the annual renewal of software licenses. Revenues from the sale of software licenses are recognized upon delivery of the software to a customer, because future obligations associated with such revenue are insignificant. Training service revenues are recognized as the services are provided. Beginning in 1999 and extending through March 31, 2002, the Company has limited its emphasis on software sales. This has resulted in a significant reduction in software sales in the second half of 1999 through March 31, 2002. This trend is expected to continue for the remainder of 2002 with software sales only being ancillary to providing IT and e-Services solutions to customers. In the second quarter of 2001, the Company wrote off prepaid software licenses of $2.0 million due the economic downturn particularly in the area of software resales. In addition, in the third quarter of 2001, the Company discontinued training services.

      On October 2, 1998, the Company made an investment in a Web integrator, T3 Media, of $3 million for non-voting convertible preferred stock. On June 23, 1999, the Company converted its preferred stock into a 30% common stock ownership interest and increased its ownership interest in T3 Media to approximately 51% by an additional investment in T3 Media's common stock of $370,000. The acquisition of T3 Media was accounted for using the purchase method of accounting. Accordingly, the results of operations of T3 Media are included in the Company's consolidated results of operations from the date of acquisition. The excess of the purchase price over the estimated fair value of the net identifiable assets acquired totaled $4.0 million and was recorded as goodwill and was being amortized using the straight-line method over 7 years. After extensive review of changing market conditions, it was determined that the carrying value of the intangibles and certain other fixed assets was not recoverable, resulting in a write-off of $3.9 million in the fourth quarter of 2000 and $371,000 in the first quarter of 2001. Due to the continued deterioration in revenues and market conditions for T3 Media's services, the operations of T3 Media were ceased in the second quarter 2001. Accordingly, the Company recorded additional charges of $1.2 million related to the termination of operations and liquidation, in the second quarter of 2001.

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

Reserve For Receivables

      The Company monitors its accounts receivable balances on a monthly basis to ensure that they are collectible. On a quarterly basis, the Company uses its historical experience to determine what its accounts receivable reserve should be.

Results of Operations

      The following tables set forth the percentage of revenues of certain items included in the Company's Statements of Operations:

                                                          Three Months Ended
                                                              March 31,
                                                      --------------------------
                                                          2002          2001
                                                      ------------   -----------

       Revenues                                            100.0%        100.0%
       Cost of revenues                                     71.7%         81.1%
                                                      ------------   -----------
       Gross profit                                         28.3%         18.9%
       Operating expenses                                   27.2%         57.9%
                                                      ------------   -----------
       Income (loss) from operations                         1.1%       (39.0)%
                                                      ------------   -----------
       Income (loss) before extraordinary item               7.0%       (40.2)%
                                                      ------------   -----------
       Extraordinary item                                    0.7%          0.0%
                                                      ------------   -----------
       Net income (loss)                                     7.7%       (40.2)%
                                                      ============   ===========

Comparison of Three Months Ended March 31, 2002 to Three Months Ended March 31, 2001

Revenues. Revenues for the Company decreased by $5.7 million from $12.1 million for the three months ended March 31, 2001 to $6.5 million for the three months ended March 31, 2002. The decrease was primarily attributable to a slowdown in the IT industry, which resulted in the cessation of operations of T3 Media, the closing of three of the Company's Solution Branches and bringing the Company back to its core IT Services and e-Services businesses.

Revenues from software licensing represent less than 6% of total revenues and are expected to remain ancillary to the Company's total revenue for the remainder of this year.

Gross Profit. Gross profit for the first three months decreased approximately 20.4% from $2.3 million in 2001 to $1.8 million in 2002. However, as a percentage of total revenues, gross margin for the first three months increased from 18.9% in 2001 to 28.3% in 2002. Gross margin improved due to the Company's cost containment and workforce rationalization efforts and the closing of T3 Media.

Operating Expenses. Operating expenses are comprised of selling, general and administrative ("SG&A") expenses, provision for doubtful accounts, depreciation and amortization, and impairment of assets and restructuring charges. Operating expenses decreased by $5.3 million or 75% from $7 million in 2001 to $1.8 million in 2002.

SG&A expenses decreased by $3.3 million from $4.8 million in 2001 to $1.5 million in 2002. The decrease is primarily attributable to the closing of T3 Media ($.75 million) and a decrease in the Company's payroll costs ($2.0 million). The Company did not record a provision for doubtful accounts during the three months ended March 31, 2002 due to improved collections and monitoring techniques. Depreciation and amortization expenses decreased by $211,000 from $428,000 thousand in 2001 to $217,000 in 2002 as a result of the closing of T3 Media, the closing of several of the Company's solution branches and the reduction in office space in its New York headquarters. In the first quarter of 2001, the Company recorded an impairment of assets and restructuring charges of $1.5 million related to the closing of T3 Media, and several of its solution branches

Operating Income (Loss). The Company had income from operations of $69,000 in 2002 compared to a loss from operations of $(4.7) million in 2001.

Income Taxes. In the first quarter of 2002, the Company recorded a tax benefit of $427,000 due to a $439,000 refund resulting from a 2002 change in tax law allowing the Company to carry-back its net operating losses for five years instead of the two years previously allowed.

Income (Loss) Before Extraordinary Item. The Company had net income before extraordinary item of $450,000 in 2002 compared to a loss of $(4.9) million for 2001.

Extraordinary Item. The Company recorded income of $49,000 during the first quarter of 2002 as a result of the early extinguishments of capital leases.

Net Income (Loss). As a result of the above, the Company had a net income of $499,000 for the three months ended March 31, 2002 compared to a net loss of $(4.9) million for the three months ended March 31, 2001.

Liquidity and Capital Resources

      The Company has a line of credit of $4.0 million, with $1.9 million outstanding at March 31, 2002. The Company's Chief Executive Officer has guaranteed $1 million of the line of credit. The line of credit bears interest at a variable rate based on prime plus 2% and the rate was 6.75% at March 31, 2002. T3 Media had entered into a series of capital lease obligations, which the Company had guaranteed to finance its expansion plans, covering leasehold improvements, furniture and computer-related equipment. The amount outstanding under such leases was approximately $291,000 at March 31, 2002. The Company is in the process of negotiating buy-outs on all of these leases.

      The Company's cash balances were approximately $689,000 at March 31, 2002 and $947,000 at December 31, 2001. Net cash used by operating activities in 2002 was approximately $284,000 and $729,000 for the three months ended March 31, 2002 and 2001, respectively.

      The Company's accounts receivable, less allowance for doubtful accounts, at March 31, 2002 and December 31, 2001 were $5.1 million and $5.3 million, respectively, representing 74 and 68 days of sales outstanding, respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.

      For the three months ended March 31, 2002, the Company had revenues from two customers, which represented 37%, and 19% of revenues. The Company's work for the customer, which represents 37% of the Company's first quarter revenues, will be winding down in the second quarter of 2002. Accordingly, the Company is expecting a slight decline in the second quarter 2002 revenues. For the three months ended March 31, 2001, the Company had revenues from two customers, which represented 25%, and 15% of revenues. No other customer represented greater than 10% of the Company's revenues for such period.

      Net cash used in investing activities was approximately $18,000 and $11,000 for the three months ended March 31, 2002 and 2001, respectively.

      Net cash provided by (used for) financing activities was approximately $(45,000) and $98,000 for the three months ended March 31, 2002 and 2001, respectively.

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

Operating Losses

      The Company has incurred operating losses in the last three years. The Company incurred net losses of $2.7 million for the year ended December 31, 1999, of which $2.2 million was attributable to the inclusion of T3 Media's results of operations for the six months that it was consolidated. In 2000, the Company had a net loss of $16.8 million of which $5.5 million was attributable to T3 Media (including certain one-time charges referred to below). In addition, in the fourth quarter of 2000, the Company recorded a $3.9 million charge to reflect the impairment of goodwill and other related charges relating to T3 Media. The Company had a net loss of $13.7 million for the year ended December 31, 2001, of which $1.0 million was attributable to T3 Media (including certain expenses associated with the cessation of T3 Media's operations ($1.6 million). The remaining net loss for the year is attributable to the Company and includes a certain one time charge of $7.1 million associated with the impairment of assets and restructuring charges. The Company may incur further increases in operating expenses and continue to make capital expenditures and, as a result, may need to generate significant revenues to achieve profitability. The Company cannot guarantee that the Company will achieve sufficient cost reductions or revenues to achieve profitability. In the first quarter of 2002, the Company had net income of $499,000. There is no guarantee that the Company can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly the Company will continue to experience losses and the results of operations and financial condition will be materially and adversely affected.

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

Dependence on Limited Number of Clients

      The Company derives a significant portion of its revenues from a relatively limited number of clients primarily located in the New York/New Jersey metropolitan area of the United States. Adverse economic conditions affecting this region could have an adverse effect on the financial condition of its clients located there, which in turn could adversely impact its business and future growth. Revenues from its ten most significant clients accounted for a majority of its revenues for each of the three years ended December 31, 2001 and the three months ended March 31, 2002. In each of these periods, the Company has had at least one customer with revenues exceeding 10% of the Company's revenues. For the period ended March 31, 2002, the Company had revenues from two customers which represented 37%, and 19% of revenues. For the three months ended March 31, 2001, the Company had revenues from two customers, which represented 25%, and 15% of revenues. No other customer represented greater than 10% of the Company's revenues in such periods. The projects with the customers, which represent 37% of the Company's first quarter 2002 revenue, are winding down in the second quarter of 2002. Accordingly the Company expects a slight decrease in revenues for the second quarter 2002 as compared to the first quarter 2002. In any given year, the Company's ten most significant customers may vary based upon specific projects for those clients during that year. There can be no assurance that its significant clients will continue to engage us for additional projects or do so at the same revenue levels. Clients engage the Company on an assignment-by-assignment basis, and a client can generally terminate an assignment at any time without penalties. The loss of any significant customer could have a material adverse effect on its business, results of operations and financial condition. A failure of the Company to develop relationships with new customers could have a material adverse effect on its business, results of operations and financial condition.

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

e-Business Initiatives

      The Company faces difficulties typically encountered by development state companies in rapidly evolving markets because of its e-commerce initiative. The Company provides e-commerce, strategic planning and marketing strategy-consulting services and other related e-business services. Revenues from its e-commerce services constituted 42% of revenues for the three months ended March 31, 2002, and 46% of its revenues for the year ended December 31, 2001. The Company cannot assure you that any products or services developed by it, or its strategic partners will achieve market acceptance. The risks involved in these service offerings include the Company's and its strategic partners' abilities to:

  o create a customer base;

  o respond to changes in a rapidly evolving and unpredictable business environment;

  o maintain current and develop new strategic relationships;

  o manage growth;

  o continue to develop and upgrade technology; and

  o attract, retain and motivate qualified personnel.

Possibility That Customers May Not Do Business With The Company

      The Company's existing customers may decide not to continue to do business with the Company, and potential customers may decide not to engage the Company, or may conduct business with the Company on terms that are less favorable than those currently extended, due to the Company's operating losses in the past three years. In those events, the Company's net revenues would decrease, and the Company's business would be adversely affected.

Billing Margins

      The Company's ability to maintain billing margins is uncertain. It derives revenues primarily from the hourly billing of its consultants' services and, to a lesser extent, from fixed-price projects. The Company's most significant cost is project personnel cost, which consists of consultant salaries and benefits. Thus, its financial performance is primarily based upon billing margin (billable hourly rate less the consultant's hourly cost) and personnel utilization rates (number of days worked by a consultant during a two-week billing cycle divided by the number of billing days in that cycle). The billing margin increased for the three months ended March 31, 2002 principally due to higher constant utilization rate, and the Company's aggressive cost containment and workforce rationalization efforts. There can be no assurance, however, that its revenues will continue to be billed primarily on a time and materials basis or that the Company will be able to pass along future increases in its cost of services to its clients.

Managing Growth

      The Company may have difficulty managing its growth. Its expansion is dependent upon, among other things,

  o its ability to hire and retain consultants as employees or independent consultants,

  o its ability to identify suitable new geographic markets with sufficient demand for our services, hire and retain skilled management, marketing, customer service and other personnel, and successfully manage growth, including monitoring operations, controlling costs and maintaining effective quality and service controls, and

  o if the Company consummates acquisitions, its ability to successfully and profitably integrate any acquired businesses into its operations.

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

Volatility of Stock Price

      The Common Stock may be subject to wide fluctuations in price in response to variations in quarterly results of operations and other factors, including acquisitions, technological innovations and general economic or market conditions. In addition, stock markets have experienced extreme price and volume trading volatility in recent years. This volatility has had a substantial effect on the market price of many technology companies and has often been unrelated to the operating performance of those companies. This volatility may adversely affect the market price of our Common Stock. Additionally, there can be no assurance that an active trading market for the Common Stock will be sustained

Possible Removal From Quotation Of Common Stock On NASDAQ And Resulting Market Illiquidity

      On February 14, 2002, the Company received a Nasdaq Staff Determination indicating that the Company failed to comply with the Minimum Bid Price and Market Value of Public Float requirements for continued listing of its Common Stock and, therefore, is subject to delisting from The Nasdaq National Market. Continued quotation of its Common Stock on The Nasdaq National Market will require, among other criteria, that (i) the minimum bid price for its Common Stock be at least $1.00 per share and (ii) the public float, not including shares held by affiliates of the Company, consists of at least 750,000 shares of Common Stock and have an aggregate value of at least $5,000,000. On May 6, 2002, the minimum bid price for the Company's Common Stock was $0.54, and the aggregate value of the Company's public float, not including Common Stock held by affiliates of the Company, was approximately $1,954,082 based on the average of the bid and asked prices of the Company's Common Stock on such date. If the minimum bid price for the Company's Common Stock continues to be less than $1.00 per share or if the aggregate value of the Company's public float, not including Common Stock held by affiliates of the Company, continues to be less than $5,000,000, or if the Company fails to meet each of the other applicable continued listing requirements, the Company's Common Stock could be removed from quotation on The Nasdaq National Market.

      In such event, the Company could apply to have its Common Stock included for quotation on The Nasdaq Small-Cap Market, which would require, among other criteria, that the minimum bid price for the Company's Common Stock be at least $1.00 per share. If the minimum bid price for the Company's Common Stock has not increased to a minimum of $1.00 per share, or if the Company failed to meet each of the other applicable continued listing requirements, the Company's Common Stock could fail to be approved for quotation on The Nasdaq Small-Cap Market or, if initially approved for quotation, could be removed from quotation on The Nasdaq Small-Cap Market as well. In such event, any trading in the Company's Common Stock would thereafter be conducted in the over-the-counter market on the NASD's OTC Electronic Bulletin Board or in the "pink sheets."

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

      In addition, if the Company's Common Stock is removed from quotation on Nasdaq and the trading price of its Common Stock is less than $5.00 per share, trading in its Common Stock would also be subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended. Under that Rule, broker and dealers who recommend such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the SEC, any equity security not traded on an exchange or quoted on Nasdaq or the OTC Bulletin Board that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the market liquidity of the Company's Common Stock. There can be no assurance that the Company's Common Stock will not be removed from quotation on Nasdaq or treated as a penny stock.

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

Going Concern

      The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2002 the company reported a net profit of $499,000, but for the years ended December 31, 2001, 2000 and 1999, the Company reported net losses of $13.7 million, $16.8 million and $2.7 million, respectively. Additionally, the Company has an accumulated deficit of $28.5 million as of March 31, 2002. The Company believes that its continuing focus on cost reductions, together with a number of other operational changes, has resulted in the attainment of profitable operations during the first quarter of 2002. There can be no assurance that the Company will remain profitable in future quarters.

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

(b)      Reports on Form 8-K

         The Company filed the following Current Reports on Form 8-K during the three-month period ended March 31, 2002.

         (i) The Registrant filed a Form 8-K with the SEC dated February 27, 2002 on February 28, 2002 regarding compliance with the Nasdaq Listing Qualifications Panel's February 14, 2002 in regards to minimum market value of public float (MVPF). The Company did not file any other reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE A CONSULTING TEAM, INC.


                                By: /s/ Shmuel BenTov
                                   -------------------------------
Date May 14, 2002                  Shmuel BenTov, President
                                   and Chief Executive Officer



                                By: /s/ Richard D. Falcone
                                   -------------------------------
Date May 14, 2002                  Richard D. Falcone, Treasurer
                                   and Chief Financial Officer