Form 10-Q
period 2002-06-30
A CONSULTING TEAM INC
filed 2002-08-14
CIK 1040792

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------


                                    FORM 10-Q


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the three and six month period ended: June 30, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__


                As of August 12, 2002, there were 8,386,871 shares of Common Stock, with $.01 par value per share, outstanding.

                           THE A CONSULTING TEAM, INC.

                                      INDEX

                                                                                                 Page
                                                                                                 ----
Number
------

Part I.       Financial Information

              Item 1.   Financial Statements                                                       3

                        Condensed Consolidated Balance Sheets as of June 30, 2002 and
                        December 31, 2001                                                          3

                        Condensed Consolidated Statements of Operations for the three months
                        and the six months ended June 30, 2002 and 2001                            4

                        Condensed Consolidated Statements of Cash Flows for the six months
                        ended June 30, 2002 and 2001                                               5

                        Notes to Condensed Consolidated Financial Statements                       6

              Item 2.   Management's Discussion and Analysis
                        of Financial Condition and Results of Operations                           8

              Item 3.   Quantitative and Qualitative Disclosure of Market Risk                    19

Part II.      Other Information

              Item 1.   Legal Proceedings                                                         19

              Item 2.   Changes in Securities and Use of Proceeds                                 19

              Item 3.   Defaults upon Senior Securities                                           19

              Item 4.   Submission of Matters to a Vote of Security Holders                       19

              Item 5.   Other Information                                                         20

              Item 6.   Exhibits and Reports on Form 8-K                                          20

Signatures                                                                                        22

Part I. Financial Information

Item 1.  Financial Statements


                           THE A CONSULTING TEAM, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEET

                                                                         June 30,      December 31,
                                                                           2002            2001
                                                                       ------------    ------------
                                                                        (unaudited)
ASSETS
  Current Assets:
  Cash and cash equivalents                                            $  1,415,370    $    946,586
  Accounts receivable, less allowance for doubtful accounts of
    $428,640 at June 30, 2002 and $652,048 at December 31, 2001           4,198,414       5,293,390
  Prepaid Expenses and other Current Assets                                 134,375         114,818
                                                                       ------------    ------------
     Total Current Assets                                                 5,748,159       6,354,794
  Investments at cost                                                       518,059         518,059
  Property and equipment, at cost, less accumulated depreciation and
    amortization                                                          1,590,420       1,997,244
  Deposits                                                                   75,326          86,498
                                                                       ------------    ------------
     Total Assets                                                      $  7,931,964    $  8,956,595
                                                                       ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
  Loan payable - banks                                                 $  1,628,183    $  1,873,293
  Accounts payable and accrued expenses                                   1,297,601       2,554,129
  Other current liabilities                                                 290,517         345,729
  Current portion of long-term debt                                          11,955          11,602
                                                                       ------------    ------------
     Total current liabilities                                            3,228,256       4,784,753
  Other long-term liabilities                                                46,693          52,760

  Shareholders' equity:
  Preferred stock, $.01 par value; 2,000,000 shares authorized;
    no shares issued or outstanding                                            --              --
  Common stock, $.01 par value; 30,000,000 shares authorized;
    7,116,871 issued and outstanding as of June 30, 2002 and
  December 31, 2001, respectively                                            71,169          71,169
  Additional paid-in capital                                             33,086,689      33,086,689
  Accumulated deficit                                                   (28,500,843)    (29,038,776)
                                                                       ------------    ------------
     Total shareholders' equity                                           4,657,015       4,119,082
                                                                       ------------    ------------
  Total liabilities and shareholders' equity                           $  7,931,964    $  8,956,595
                                                                       ============    ============

See accompanying notes to condensed consolidated financial statements.

                           THE A CONSULTING TEAM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Six Months Ended               Three Months Ended
                                                                      June 30,                        June 30,
                                                            ----------------------------   ----------------------------
                                                               2002            2001            2002            2001
                                                            (unaudited)     (unaudited)     (unaudited)     (unaudited)
                                                           ------------    ------------    ------------    ------------
Revenues                                                   $ 12,104,066    $ 21,541,481    $  5,643,107    $  9,393,396
Cost of revenues                                              8,541,337      17,334,465       3,907,025       7,481,099
                                                           ------------    ------------    ------------    ------------
Gross profit                                                  3,562,729       4,207,016       1,736,082       1,912,297
Operating expenses:
  Selling, general & administrative                           2,969,498       7,920,843       1,428,915       3,073,956
  Provision for doubtful accounts                                  --           672,507            --           450,066
  Depreciation & amortization                                   429,922         693,017         212,826         264,597
  Impairment of assets & restructuring charges                     --         8,728,748            --         7,190,748
                                                           ------------    ------------    ------------    ------------
                                                              3,399,420      18,015,115       1,641,741      10,979,367
                                                           ------------    ------------    ------------    ------------
Income (loss) from operations                                   163,309     (13,808,099)         94,341      (9,067,070)
                                                           ------------    ------------    ------------    ------------
Interest (expense) net                                          (78,863)       (267,764)        (32,849)       (120,086)
                                                           ------------    ------------    ------------    ------------
Income (loss) before income taxes and extraordinary item         84,446     (14,075,863)         61,492      (9,187,156)
  Provision (benefit) for income taxes                         (404,772)           --            22,457            --
                                                           ------------    ------------    ------------    ------------
Income (loss) before extraordinary item                         489,218     (14,075,863)         39,035      (9,187,156)
  Extraordinary Item                                             48,715            --              --              --
                                                           ------------    ------------    ------------    ------------
Net income (loss)                                          $    537,933    $(14,075,863)   $     39,035    $ (9,187,156)
                                                           ============    ============    ============    ============
Net earnings per share of common stock:
  Basic                                                    $       0.08    $      (1.98)   $       0.01    $      (1.29)
                                                           ============    ============    ============    ============
  Diluted                                                  $       0.07    $      (1.98)   $       0.01    $      (1.29)
                                                           ============    ============    ============    ============

See accompanying notes to condensed consolidated financial statements.

                           THE A CONSULTING TEAM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Six Months Ended June 30,
                                                              2002            2001
                                                          ------------    ------------
Cash flows from operating activities:
Net income/ loss                                          $    537,933    $(14,075,863)
 Adjustments to reconcile net profit/loss to  net cash
  used in operating activities, net of acquired assets:
   Depreciation and amortization                               429,922         693,017
   Impairment of assets and restructuring charges                 --         8,728,748
   Provision for doubtful accounts                                --           672,507
   Extraordinary item                                          (48,715)           --
   Changes in operating assets and liabilities:
    Accounts receivable                                      1,094,977       5,596,263
    Prepaid or refundable income taxes                            --         1,393,238
    Prepaid expenses and other current assets                  (19,558)         26,264
    Accounts payable and accrued expenses                   (1,247,225)     (2,819,124)
    Deferred revenue                                              --          (166,015)
    Other Long-term liabilities                                   --           (62,139)
                                                          ------------    ------------
Net cash (used in) provided by operating activities            747,334         (13,104)

Cash flows from investing activities:
Purchase of property and equipment                             (23,099)       (107,292)
Deposits                                                        11,173         101,044
                                                          ------------    ------------
Net cash used in investing activities                          (11,926)         (6,248)

Cash flows from financing activities:
Loan payable - Bank                                           (245,109)          3,823
Repayment of long-term debt                                     (5,715)           --
Repayment of capital lease obligation                          (15,800)       (211,727)
                                                          ------------    ------------
Net cash (used in) provided by financing activities           (266,624)       (207,904)
                                                          ------------    ------------

Net increase (decrease) in cash and cash equivalents           468,784        (227,256)
Cash and cash equivalents at beginning of period               946,586         837,946
                                                          ------------    ------------
Cash and cash equivalents at end of period                $  1,415,370    $    610,690
                                                          ============    ============

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                  $     82,223    $    260,066
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

2) INTERIM FINANCIAL STATEMENTS:

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 2002 and the consolidated results of operations for the three months and the six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001.

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

         The consolidated results of operations for the three months and the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

3) NET INCOME (LOSS) PER SHARE:

         The following table set forth the computation of basic and diluted net income (loss) per share for the six months and three months ended June 30, 2002 and 2001.

                                                     Six Months Ended           Three Months Ended
                                                       June 30, 2002               June 30, 2002
                                                 ---------   ------------    ---------   -----------
                                                    2002        2001            2002        2001
                                                 ---------   ------------    ---------   -----------
Numerator for basic and diluted:
  Income (loss) before extraordinary item       $ 489,218   $(14,075,863)   $  39,035   $(9,187,156)
  Extraordinary item                               48,715           --           --            --
  Net income (loss)                               537,933    (14,075,863)      39,035    (9,187,156)
                                                ---------   ------------    ---------   -----------
  Numerator for basic and diluted
     net (loss) per share                       $ 537,933   $(14,075,863)   $  39,035   $(9,187,156)
                                                =========   ============    =========   ===========
Denominator:
  Denominator for basic income (loss) before
   extraordinary item and net income (loss)
   per share-weighted-average shares            7,116,871      7,116,871    7,116,871     7,116,871
                                                =========   ============    =========   ===========
  Denominator for diluted earnings (loss) per
     share - adjusted weighted-average shares   7,193,357      7,116,871    7,237,946     7,116,871
                                                =========   ============    =========   ===========
Basic earning (loss) per share:
  Income (loss) before extraordinary item       $    0.07   $      (1.98)   $    0.01   $     (1.29)
  Extraordinary item                                 0.01   $       --      $    --     $      --
                                                =========   ============    =========   ===========
  Net income (loss)                             $    0.08   $      (1.98)   $    0.01   $     (1.29)
                                                =========   ============    =========   ===========
Diluted earnings income (loss) per share:
  Income (loss) before extraordinary item       $    0.07   $      (1.98)   $    0.01   $     (1.29)
  Extraordinary item                                 0.01   $       --      $    --     $      --
                                                ---------   ------------    ---------   -----------
  Net income (loss)                             $    0.07   $      (1.98)   $    0.01   $     (1.29)
                                                =========   ============    =========   ===========

4) ACCOUNTING PRONOUNCEMENTS

         In April 2002, the Financial Accounting Standard Board issued Statement No. 145 "Rescission of FASB Statements No 4, 44, and 64, Amendment of FASB 13, and Technical Corrections" ("FASB 145") - The new statement became effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions" in determining the classification of gains/losses resulting from the extinguishment of debt. The Company is evaluating the impact of the statement and intends to adopt FASB 145 in the first quarter of 2003.

         In July 2002, the Financial Accounting Standard Board issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("FASB 146") - The new statement which becomes effective January 2003, requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment. The Company is evaluating the impact of the statement and intends to adopt FASB 146 in the first quarter of 2003.

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

         In March of 2002, the Company recorded a tax benefit of approximately $427,000 due to a $439,000 refund resulting from a 2002 change in tax law allowing the carry-back of net operating losses for five years instead of the two years previously allowed.

6) CONCENTRATION OF CREDIT RISK:

         The revenues of two customers represented approximately 32%, and 22% of the revenues for the three months ended June 30, 2002. Whereas, the revenues of three customers represented approximately 24%, 16% and 10% of the revenues for the same period in 2001.

7) IMPAIRMENT OF ASSETS AND RESTRUCTURING CHARGES:

         The Company began to restructure its operations in 2000 and has continued to restructure its operations in 2002. The Company had restructuring charge liabilities of approximately $161,000 at December 31, 2001. During the six months ended June 30, 2002, the Company recorded no additions to its restructuring liability, and recorded payments of approximately $161,000 consisting of $66,000 related to the reduction of leased office space in its New York headquarters, and $95,000 in severance costs in the first quarter of 2002. Accordingly, the Company has no restructuring charge liabilities as of June 30, 2002.

8) CREDIT FACILITY:

         In June 2001, the Company entered into a new revolving credit facility with Keltic Financial Partners, LP for a line of credit up to $4 million based on the Company's accounts receivable balances. Loans under the credit line bear interest at a rate of prime plus 2%, which rate was 6.75% at June 30, 2002. The credit line as amended, has certain financial covenants, which the Company must meet on a quarterly basis. The Company's Chief Executive Officer initially had guaranteed $1 million of the line of credit. In July 2002, the credit line was amended to reduce the guarantee of the Company's Chief Executive Officer to $400,000, and to reflect the Company's acquisition of International Object Technology, Inc. in July 2002, see Note 10.

9) EXTRAORDINARY ITEM:

         For the six month period ended June 30, 2002, the Company recorded income of $49,000 resulting from the extinguishments of debt associated with the settlement of capital leases at less than their carrying value.

10) ACQUISITION:

         On June 28, 2002, the Company entered into a definitive agreement to acquire International Object Technology Inc. (IOT), which was completed on July 19, 2002. IOT is a privately owned, professional services firm that provides data management and business intelligence solutions, technology consulting and project management services. In connection with the acquisition, the Company issued 1,270,000 shares of common stock to IOT shareholders and agreed to make cash payments of $650,000 payable over the next 30 months. The acquisition will be accounted for under the purchase method of accounting for business combinations and operations of IOT will be included from the date of acquisition.

         The Company believes that the acquisition will fortify TACT's management team with the addition of IOT's senior professionals. The combination of the two companies will increase the depth of TACT's service and solution offerings, as well as adding significant cross selling opportunities with limited overlapping in the two companies' customer bases. Potential cost savings opportunities are also expected.

11) ISSUANCE OF PREFERRED STOCK:

         On August 12, 2002, the Company issued 530,304 shares of Series A Preferred Stock to Shmuel BenTov in exchange for $350,000.64. The Series A Preferred Stock is convertible into common stock on a 1:1 basis subject to adjustment for stock splits, consolidations and stock dividends. In addition, the Series A Preferred Stock is entitled to a 7% cumulative dividend payable semi-annually. The Company will use the proceeds from the sale of Series A Preferred Stock for general working capital purposes.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of significant factors affecting the Company's operating results, liquidity and capital resources should be read in conjunction with the accompanying financial statements and related notes.

Overview

         Since 1983, TACT has provided Information Technology services and solutions to Fortune 1000 companies and other large organizations. In 1997, TACT became a public company (Nasdaq: TACX), headquartered in New York, NY with an office in Clark, NJ.

         TACT is an end-to-end IT Services and e-Services provider. The Company delivers e-Services solutions from web strategy and design through web development and integration, to web application hosting. Its clients predominantly include a broad range of Fortune 1000 companies and other large organizations. TACT also provides the same markets with enterprise-wide Information Technology consulting, software and solutions. Over 90% of the Company's consulting services revenues during the six months ended June 30, 2002 were generated from the hourly billing of its consultants' services to its clients under time and materials engagements, with the remainder generated under fixed-price engagements.

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

         The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company's operating performance is primarily based upon billing margin (billable hourly rate less the consultant's hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). During the first half of 2001, the Company's margins were adversely affected by a decrease in billing rates, an increase in consultant wages and a reduction in consultant utilization rate; however, this trend began to reverse in the second half of 2001 and the first six months of 2002. Large portions of the Company's engagements are on a time and materials basis. The Company historically had been able to pass on to its clients most of the increases in cost of services; however, the Company was not able to do so in the first half of 2001. Accordingly, such increases had a significant impact on the Company's financial results. TACT also actively manages its personnel utilization rates by constantly monitoring project requirements and timetables. Utilization rates in the first half of 2001 were significantly lower than historical utilization rates due to a trend in the Company's markets to delay IT projects and slowing of growth rate in demand in e-commerce and web-based initiatives. Through the Company's cost containment and work force rationalization efforts TACT's utilization rates increased in the second half of 2001, and the trend continued during the first half of 2002.

         Historically, the Company has also generated revenues by selling software licenses and providing training services. In addition to initial software license fees, the Company also derives revenues from the annual renewal of software licenses. Revenues from the sale of software licenses are recognized upon delivery of the software to a customer, because future obligations associated with such revenue are insignificant. Training service revenues are recognized as the services are provided. Beginning in 1999 and extending through June 30, 2002, the Company has limited its emphasis on software sales. This has resulted in a significant reduction in software sales in the second half of 1999 through June 30, 2002. This trend is expected to continue for the remainder of 2002 with software sales only being ancillary to providing IT and e-Services solutions to customers. In the second quarter of 2001, the Company wrote off prepaid software licenses of $2.0 million due the economic downturn particularly in the area of software resales. In addition, in the third quarter of 2001, the Company discontinued training services.

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

Results of Operations

The following tables set forth the percentage of revenues of certain items included in the Company's Statements of Operations:


                                        Six Months Ended   Three Months Ended
                                             June 30,          June 30,
                                          2002     2001     2002     2001
                                        -------  -------   -------  -------
Revenues                                  100.0%   100.0%    100.0%   100.0%
Cost of revenues                           70.6%    80.5%     69.2%    79.6%
                                        -------  -------   -------  -------
Gross profit                               29.4%    19.5%     30.8%    20.4%
Operating expenses                         28.1%    83.6%     29.1%   116.9%
                                        -------  -------   -------  -------
Income/Loss from operations                 1.3%   (64.1)%     1.7%   (96.5)%
Income/Loss before Extraordinary Item       4.0%   (65.3)%     0.7%     0.0%
Extraordinary Item                          0.4%     0.0%      0.0%     0.0%
Net gain(loss)                              4.4%   (65.3)%     0.7%   (97.8)%
                                        =======  =======   =======  =======

Comparison of Three Months Ended June 30, 2002 to Three Months Ended June 30,
2001

Revenues. Revenues for the Company decreased by $3.8 million from $9.4 million for the three months ended June 30, 2001 to $5.6 million for the three months ended June 30, 2002. The decrease was primarily attributable to a slowdown in the IT industry, which resulted in the cessation of operations of T3 Media, the closing of three of the Company's Solution Branches and bringing the Company back to its core IT Services and e-Services businesses.

Revenues from software licensing represent less than 6% of total revenues and are expected to remain ancillary to the Company's total revenue for the remainder of this year.

Gross Profit. Gross profit for the three months decreased approximately 9% from $1.9 million in 2001 to $1.7 million in 2002. However, as a percentage of total revenues, gross margin for the three months increased from 20.4% in 2001 to 30.8% in 2002. Gross margin improved due to the Company's higher average hourly billing rates and a higher consultant utilization rate.

Operating Expenses. Operating expenses consist of selling, general and administrative ("SG&A") expenses, provision for doubtful accounts, depreciation and amortization, and impairment of assets and restructuring charges. Operating expenses decreased by $9.4 million or 85% from $11million in 2001 to $1.6 million in 2002. The SG&A expenses decreased by $1.6 million from $3.1 million in 2001 to $1.4 million in 2002. The decrease is primarily attributable to the closing of T3 Media ($.3 million) and a decrease in the Company's payroll costs ($1.1 million). In addition, the Company wrote-off approximately $60,000 of T3 Media accounts payable from prior years. The Company did not record a provision for doubtful accounts during the six months ended June 30, 2002 due to improved collections and monitoring techniques. Depreciation and amortization expenses decreased by $52,000 from $265,000 thousand in 2001 to $213,000 in 2002 as a result of the closing of T3 Media, the closing of several of the Company's solution branches and the reduction in office space in its New York headquarters. In the second quarter of 2001, the Company recorded impairment of assets and restructuring charges of $7.2 million related to the closing of T3 Media, and several of its solution branches.

Operating Income (Loss). The Company had income from operations of $94,000 in the three months ending June 2002 compared to a loss from operations of $(9.1) million in the three months ending June 2001.

Extraordinary Item. The Company recorded income of $49,000 during the first quarter of 2002 as a result of the early extinguishments of capital leases.

Net Income (Loss). As a result of the above, the Company had a net income of $39,000 for the three months ended June 30, 2002 compared to a net loss of $(9.2) million for the three months ended June 30, 2001.


Comparison of Six Months Ended June 30, 2002 to Six Months Ended June 30, 2001

Revenues. Revenues for the Company decreased by $9.5 million from $21.6 million for the six months ended June 30, 2001 to $12.1 million for the six months ended June 30, 2002. The decrease was primarily attributable to a slowdown in the IT industry, which resulted in the cessation of operations of T3 Media, the closing of three of the Company's Solution Branches and bringing the Company back to its core IT Services and e-Services businesses.

Revenues from software licensing represent less than 6% of total revenues and are expected to remain ancillary to the Company's total revenue for the remainder of this year.

Gross Profit. Gross profit for the six months decreased approximately 15.3% from $4.2 million in 2001 to $3.6 million in 2002. However, as a percentage of total revenues, gross margin for the six months increased from 19.5% in 2001 to 29.4% in 2002. Gross margin improved due to the Company's higher average hourly billing rates and a higher consultant utilization rate.

Operating Expenses. Operating expenses consist of selling, general and administrative ("SG&A") expenses, provision for doubtful accounts, depreciation and amortization, and impairment of assets and restructuring charges. Operating expenses decreased by $14.6 million or 81% from $18 million in 2001 to $3.4 million in 2002.

The SG&A expenses decreased by $5.0 million from $8.0 million in 2001 to $3.0 million in 2002. The decrease is primarily attributable to the closing of T3 Media ($1.1 million) and a decrease in the Company's payroll costs ($3.1 million). In addition, the Company wrote-off approximately $105,000 of T3 Media accounts payable from prior years. The Company did not record a provision for doubtful accounts during the six months ended June 30, 2002 due to improved collections and monitoring techniques. Depreciation and amortization expenses decreased by $263,000 from $693,000 in 2001 to $430,000 in 2002 as a result of the closing of T3 Media, the closing of several of the Company's solution branches and the reduction in office space in its New York headquarters. In the six months ending June 2001, the Company recorded an impairment of assets and restructuring charges of $8.7 million related to the closing of T3 Media, and several of its solution branches.

Operating Income (Loss). The Company had income from operations of $163,000 in 2002 compared to a loss from operations of $(13.8) million in 2001.

Income Taxes. In the six months ending June 2002, the Company recorded a tax refund of $439,000 resulting from a 2002 change in tax law allowing the Company to carry-back its net operating losses for five years instead of the two years previously allowed.

Income (Loss) Before Extraordinary Item. The Company had net income before extraordinary item of $489,000 in 2002 compared to a loss of $(14.1) million for 2001.

Extraordinary Item. The Company recorded income of $49,000 during the six months ending June 2002 as a result of the early extinguishments of capital leases.

Net Income (Loss). As a result of the above, the Company had a net income of $538,000 for the six months ended June 30, 2002 compared to a net loss of $(14.1) million for the six months ended June 30, 2001.

Liquidity and Capital Resources

         The Company has a line of credit of $4.0 million, with $1.6 million outstanding at June 30, 2002. The Company's Chief Executive Officer initially guaranteed $1 million of the line of credit. The line of credit bears interest at a variable rate based on prime plus 2% and the rate was 6.75% at June 30, 2002. In July 2002, the credit line was amended to reduce the guarantee of the Company's Chief Executive Officer to $400,000, and to reflect the Company's acquisition of International Objects Technology, Inc. T3 Media had entered into a series of capital lease obligations, which the Company had guaranteed to finance its expansion plans, covering leasehold improvements, furniture and computer-related equipment. The amount outstanding under such leases was approximately $291,000 at June 30, 2002. The Company is in the process of negotiating buy-outs on all of these leases.

         The Company's cash balances were approximately $1.4 million at June 30, 2002 and $947,000 at December 31, 2001. Net cash provided by (used for) operating activities in 2002 was approximately $747,000 and ($13,000) for the six months ended June 30, 2002 and 2001, respectively.

         The Company's accounts receivable, less allowance for doubtful accounts, at June 30, 2002 and December 31, 2001 were $4.2 million and $5.3 million, respectively, representing 68 and 68 days of sales outstanding, respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.

         For the six months ended June 30, 2002, the Company had revenues from two customers, which represented 35%, and 21% of revenues. The Company's work for the customer, which represents 35% of the Company's revenues, declined in the second quarter of 2002 and will continue to wind down in the second half of 2002. Accordingly, the Company is expecting a slight decline in the third quarter 2002 revenues. For the six months ended June 30, 2001, the Company had revenues from three customers, which represented 24%, 16% and 10% of the revenues. No other customer represented greater than 10% of the Company's revenues for such periods.

         Net cash used in investing activities was approximately $12,000 and $6,000 for the six months ended June 30, 2002 and 2001, respectively.

         Net cash provided by (used for) financing activities was approximately $267,000 and $208,000 for the six months ended June 30, 2002 and 2001, respectively.

         Pursuant to the Stock Purchase Agreement with International Object Technology for the acquisition, the Company will be making cash payments in the total amount of $650,000, which are payable over the next 30 months.

         On August 12, 2002, the Company issued 530,304 shares of Series A Preferred Stock to Shmuel BenTov in exchange for $350,000.64. The Series A Preferred Stock is convertible into common stock on a 1:1 basis subject to adjustment for stock splits, consolidations and stock dividends. In addition, the Series A Preferred Stock is entitled to a 7% cumulative dividend payable semi-annually. The Company will use the proceeds from the sale of Series A Preferred Stock for general working capital purposes.

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

Operating Losses

         The Company has incurred operating losses in the last three years. The Company incurred net losses of $2.7 million for the year ended December 31, 1999, of which $2.2 million was attributable to the inclusion of T3 Media's results of operations for the six months that it was consolidated. In 2000, the Company had a net loss of $16.8 million of which $5.5 million was attributable to T3 Media (including certain one-time charges referred to below). In addition, in the fourth quarter of 2000, the Company recorded a $3.9 million charge to reflect the impairment of goodwill and other related charges relating to T3 Media. The Company had a net loss of $13.7 million for the year ended December 31, 2001, of which $1.0 million was attributable to T3 Media. The remaining net loss for the year is attributable to the Company and includes a certain one time charge of $7.1 million associated with the impairment of assets and restructuring charges. The Company may incur further increases in operating expenses and continue to make capital expenditures and, as a result, may need to generate significant revenues to achieve profitability. The Company cannot guarantee that the Company will achieve sufficient cost reductions or revenues to achieve profitability. In the six months ending June 30, 2002, the Company had income from operations of $94,000 and net income of $538,000. There is no guarantee that the Company can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly, the Company will continue to experience losses and the results of operations and financial condition will be materially and adversely affected.

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

Dependence on Limited Number of Clients

         The Company derives a significant portion of its revenues from a relatively limited number of clients primarily located in the New York/New Jersey metropolitan area of the United States. Adverse economic conditions affecting this region could have an adverse effect on the financial condition of its clients located there, which in turn could adversely impact its business and future growth. Revenues from its ten most significant clients accounted for a majority of its revenues for each of the three years ended December 31, 2001 and the six months ended June 30, 2002. In each of these periods, the Company has had at least one customer with revenues exceeding 10% of the Company's revenues. For the six months ended June 30, 2002, the Company had revenues from two customers that represented 35%, and 21% of the revenues respectively. For the six months ended June 30, 2001, the Company had revenues from three customers, which represented 24%, 16% and 10% of the revenues. No other customer represented greater than 10% of the Company's revenues in such periods. The projects with the customer, which represented 35% of the Company's revenues declined in the second quarter of 2002 and will continue to wind down in the second half of 2002. Accordingly the Company expects a slight decrease in revenues for the third quarter 2002 as compared to the second quarter 2002. In any given year, the Company's ten most significant customers may vary based upon specific projects for those clients during that year. There can be no assurance that its significant clients will continue to engage us for additional projects or do so at the same revenue levels. Clients engage the Company on an assignment-by-assignment basis, and a client can generally terminate an assignment at any time without penalties. The loss of any significant customer could have a material adverse effect on its business, results of operations and financial condition. A failure of the Company to develop relationships with new customers could have a material adverse effect on its business, results of operations and financial condition.

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

e-Business Initiatives

         The Company faces difficulties typically encountered by development state companies in rapidly evolving markets because of its e-commerce initiative. The Company provides e-commerce, strategic planning and marketing strategy-consulting services and other related e-business services. Revenues from its e-commerce services constituted 44% of revenues for the six months ended June 30, 2002, and 46% of its revenues for the year ended December 31, 2001. The Company cannot assure you that any products or services developed by it, or its strategic partners will achieve market acceptance. The risks involved in these service offerings include the Company's and its strategic partners' abilities to:

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

Billing Margins

         The Company's ability to maintain billing margins is uncertain. It derives revenues primarily from the hourly billing of its consultants' services and, to a lesser extent, from fixed-price projects. The Company's most significant cost is project personnel cost, which consists of consultant salaries and benefits. Thus, its financial performance is primarily based upon billing margin (billable hourly rate less the consultant's hourly cost) and personnel utilization rates (number of days worked by a consultant during a two-week billing cycle divided by the number of billing days in that cycle). The gross margin increased for the six months ended June 30, 2002 principally due to higher consultant utilization rate and higher average hourly billing rates, resulting from the Company's aggressive cost containment and workforce rationalization efforts. There can be no assurance, however, that its revenues will continue to be billed primarily on a time and materials basis or that the Company will be able to pass along future increases in its cost of services to its clients.

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

         If the Company's management is unable to manage growth, or if new employees or consultants are unable to achieve anticipated performance levels, our business, results of operations and financial condition could be materially adversely affected.

Dependence on Chief Executive Officer

         The Company's success is highly dependent upon the efforts and abilities of Shmuel BenTov, its Chief Executive Officer and President. Mr. BenTov has entered into an employment agreement with the Company, which terminates on December 31, 2004. Although his employment agreement contains non-competition, nondisclosure and non-solicitation covenants, this contract does not guarantee that Mr. BenTov will continue his employment with the Company. The loss of services of Mr. BenTov for any reason could have a material adverse effect upon the Company's business, results of operations and financial condition.

Fluctuations in Quarterly Operating Results

         The Company's quarterly results of operations are variable. Variations in its revenues and results of operations occur from time to time as a result of a number of factors, such as the timing of closing of Solution Branch offices, the size and significance of client engagements commenced and completed during a quarter, the number of business days in a quarter, consultant hiring and utilization rates and the timing of corporate expenditures. The timing of revenues is difficult to forecast because our sales cycle can be relatively long and may depend on such factors as the size and scope of assignments and general economic conditions. A variation in the number of client assignments or the timing of the initiation or the completion of client assignments, particularly at or near the end of any quarter, can cause significant variations in results of operations from quarter to quarter and can result in losses. In addition, our engagements generally are terminable by the client at any time without penalties. Although the number of consultants can be adjusted to correspond to the number of active projects, the Company must maintain a sufficient number of senior consultants to oversee existing client projects and to assist with its sales force in securing new client assignments. An unexpected reduction in the number of assignments could result in excess capacity of consultants and increased selling, general and administrative expenses as a percentage of revenues. The Company has also experienced, and may in the future experience, significant fluctuations in the quarterly results of its software sales as a result of the variable size and timing of individual license transactions, competitive conditions in the industry, changes in customer budgets, and the timing of the introduction of new products or product enhancements. In the event that its results of operations for any period are below the expectation of market analysts and investors, the market price of our shares of Common Stock could be adversely affected.

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

Possible Removal From Quotation Of Common Stock On NASDAQ And Resulting Market Illiquidity

         On February 14, 2002, the Company was informed by Nasdaq that it had failed to maintain a closing bid price of at least $1.00 per share and a market value of publicly held shares of at least $5,000,000 for 30 consecutive trading days, and therefore the Company did not comply with the requirements as set forth in Nasdaq Marketplace Rules 4450(a)(5) and 4450(b)(2), respectively. Pursuant to Nasdaq rules, the Company was provided with a 90-day grace period, through May 15, 2002, to regain compliance with the minimum bid price and market value of public float requirements. The Company did not regain compliance within the proscribed time period. On May 23, the Company requested a hearing, which stayed the delisting of the Company's common stock. On July 11, 2002, the Company participated in a hearing before the Nasdaq Listing Qualifications Panel (the "Nasdaq Panel"). On July 31, 2002, the Nasdaq Panel notified the Company that the Nasdaq Panel had determined not to grant any further exception to the minimum bid price and/or market value of publicly held shares requirements. The Nasdaq Panel further determined to transfer listing of the Company's common stock to The Nasdaq Small Cap Market, effective with the open of business on August 5, 2002, pursuant to the following:

                  On or before August 13, 2002, the Company must demonstrate a closing bid price of at least $1.00 per share; immediately thereafter, the Company must evidence a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days. In the event the Company fails to evidence a closing bid price of at least $1.00 per share upon the expiration of the exception, it may be eligible for an additional 180-day grace period within which to regain compliance with the $1.00 bid price requirement, provided it is able to demonstrate shareholders' equity of at least $5,000,000, a market value of listed securities of at least $50,000,000, or net income of at least $750,000 (in the most recently completed fiscal year or in two of the last three fiscal years based upon the Company's most recently filed financial statements). In the alternative, if the Company is not eligible for the extended grace period as of August 13, 2002, the Company is hereby granted an exception to effect a reverse stock split sufficient to achieve and sustain a minimum bid price of $1.00 per share. Specifically, under this alternative, on or before September 20, 2002, the Company must file a proxy statement with the Securities and Exchange Commission and Nasdaq evidencing its intent to seek shareholder approval for the implementation of a reverse stock split. Thereafter, on or before October 31, 2002, the Company must evidence a closing bid price of at least $1.00 per share and, immediately thereafter, a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days.

         On August 12, 2002, the Company sold 530,304 shares of Series A Preferred Stock for an aggregate purchase price of $350,000. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission and Nasdaq on August 12, 2002 which included a proforma balance sheet as of June 30, 2002, after giving effect to sale of the shares of Series A Preferred Stock, which the Company believes demonstrates that the Company has satisfied the requirements set forth by the Nasdaq Panel to make the Company eligible for the additional 180-day grace period during which to demonstrate a closing bid price of at lease $1.00 per share. As of the date hereof, Nasdaq has not confirmed that the Company is entitled to the additional 180-day grace period based upon demonstration of shareholder's equity of at least $5,000,000.

         The Company currently meets the requirements for continued listing on The Nasdaq Small Cap Market, except for the $1.00 per share minimum bid requirement. If the minimum bid price for the Company's Common Stock has not increased to a minimum of $1.00 per share during the 180-day grace period, or if the Company failed to meet each of the other applicable continued listing requirements, the Company's Common Stock could be removed from The Nasdaq Small Cap Market. In such event, any trading in the Company's Common Stock would thereafter be conducted in the over-the-counter market on the NASD's OTC Electronic Bulletin Board or in the "pink sheets."

         As a result of the Company's Common Stock being removed from quotation on The Nasdaq National Market or The Nasdaq Small Cap Market, the liquidity of the Company's Common Stock could be reduced and the coverage of the Company by security analysts and media could be reduced, which could result in lower prices for the Company's Common Stock than might otherwise prevail and could also result in spreads between the bid and asked prices for the Company's Common Stock. Additionally, certain investors will not purchase securities that are not quoted on The Nasdaq National Market, which could materially impair the Company's ability to raise funds through the issuance of its Common Stock or other securities convertible into its Common Stock.

         The Nasdaq Listing and Hearing Review Council (the "Listing Council") might, on its own motion, determine to review the Nasdaq Panel decision within 45 calendar days after issuance of the written decision. If the Listing Council determines to review the Nasdaq Panel's decision, it may affirm, modify, reverse, dismiss, or remand the decision to the Nasdaq Panel. The Company understands that is will be immediately notified in the event the Listing Council determines that this matter will be called for review.

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

Going Concern

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2002 the company reported a net profit of $538,000, but for the years ended December 31, 2001, 2000 and 1999, the Company reported net losses of $13.7 million, $16.8 million and $2.7 million, respectively. Additionally, the Company has an accumulated deficit of $28.5 million as of June 30, 2002. The Company believes that its continuing focus on cost reductions, together with a number of other operational changes, has resulted in the attainment of profitable operations during the second half of 2002. There can be no assurance that the Company will remain profitable in future quarters.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

         The Company has not entered into market risk sensitive transactions required to be disclosed under this item.


Part II. Other Information


Item 1.  Legal proceedings

None material.

Item 2.  Changes in Securities and Use of Proceeds

         Pursuant to a Stock Purchase Agreement dated as of June 28, 2002 among the Company, International Object Technology, Inc. ("IOT") and the holders of all the issued and outstanding capital stock of IOT (the "IOT Stockholders"), the Company sold an aggregate of 1,270,000 shares of unregistered common stock to the IOT Stockholders and agreed to pay an aggregate of $650,000 in cash in deferred payments over the next 30 months in exchange for all the issued and outstanding capital stock of IOT (the "Acquisition"). The Acquisition closed on July 19, 2002. The Company relied upon the exemption from registration set forth in Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering, in issuing the stock to the IOT Stockholders. Based upon discussions with and representations made by the IOT Stockholders, the Company reasonably believed that such investors were accredited and/or sophisticated investors. The Company granted to each investor access to information on the Company necessary to make an informed investment decision.

         On August 12, 2002, the Company issued 530,304 shares of Series A Preferred Stock to Shmuel BenTov in exchange for $350,000.64. The Company relied upon the exemption from registration set forth in Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering, in issuing the stock to Shmuel BenTov. Based upon discussions with and representations made by the investor, the Company reasonably believed that such investor was accredited and a sophisticated investor. Mr. BenTov had access to information on the Company necessary to make an informed investment decision. The shares of Series A Preferred Stock are convertible into common stock on a 1:1 basis subject to adjustment for stock splits, consolidations and stock dividends. In addition, the shares of Series A Preferred Stock are entitled to a 7% cumulative dividend payable semi-annually. The Company has also agreed to grant "piggyback" registration rights to Mr. BenTov for the shares of common stock issuable upon conversion of the Series A Preferred Stock.

         The Company is prohibited from paying dividends on its capital stock due to restrictions under the Loan and Security Agreement between the Company and Keltic Financial Partners, L.P., dated June 27, 2001 and amended by the July 2002 Modification Agreement. Keltic has consented to the payment of dividends on the Series A Preferred Stock, provided an event of default does not exist.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 23, 2002, the Company held its annual meeting of shareholders (the "Annual Meeting"). The shareholders approved by majority of votes the election of Messrs. Shmuel BenTov, Steven S. Mukamal, Reuven Battat and Robert
E. Duncan as directors of the Company as follows:

         Name                In Favor    Against     Withheld
         ----                --------    -------     --------
         Shmuel BenTov       5,053,669       2,750           0
                             ---------   ---------   ---------
         Steven S. Mukamal   5,053,669       2,750           0
                             ---------   ---------   ---------
         Reuven Battat       5,053,569       2,850           0
                             ---------   ---------   ---------
         Robert E. Duncan    5,053,569       2,850           0
                             ---------   ---------   ---------

         In addition, the Company's shareholders voted on the ratification by a majority of votes present of the appointment of Ernst & Young LLP as independent public accountants for the year ending December 31, 2002 as follows:

                             In Favor    Against     Withheld
                             --------    -------     --------
                             5,054,019     2,400            0
                             ---------   -------     --------


         There were not any broker non-votes and abstentions.

         Subsequent to the Annual Meeting, the Audit Committee of the Board of Directors of the Company dismissed Ernst & Young LLP as its principal accountants, and engaged Grant Thornton LLP as principal accountants on June 27, 2002.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         2.1 Stock Purchase Agreement dated as of June 28, 2002 among the Registrant, International Object Technology, Inc. and the Stockholders of International Object Technology, Inc. incorporated by reference to Exhibit 2.1 to the Form 8-K, as previously filed with the SEC on July 12, 2002.

         3.1 Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Form 10-Q for the period ended June 30, 2001, as previously filed with the SEC on August 10, 2001.

         3.2 Certificate of Amendment of the Certificate of Incorporation the Registrant dated August 8, 2002.

         3.3 Amended and Restated By-Laws of the Registrant, incorporated by reference to Exhibit 3.3 to the Registration Statement on Form SB-2 as previously filed with the SEC on August 6, 1997.

         4.1 Specimen Common Stock Certificate, incorporated by reference to Exhibit 4 to the Registration Statement on Form SB-2 as previously filed with the SEC on July 23, 1997.

         4.2 Registration Rights Agreement dated as of July 19, 2002 among the Registrant and those persons listed on Schedule I attached thereto, incorporated by reference to Exhibit 4.1 to the Form 8-K, as previously filed by the SEC on July 25, 2002.

         10.1 Employment Agreement dated as of July 19, 2002 between the Registrant and Dr. Piotr Zielczynski, incorporated by reference to Exhibit 10.1 to the Form 8-K, as previously filed by the SEC on July 25, 2002.

         10.2 Employment Agreement dated as of July 19, 2002 between the Registrant and Ilan Nachmani, incorporated by reference to
                  Exhibit 10.2 to the Form 8-K, as previously filed by the SEC on July 25, 2002.

         10.3 Employment Agreement dated as of July 19, 2002 between the Registrant and Sanjeev Welling, incorporated by reference to
                  Exhibit 10.3 to the Form 8-K, as previously filed by the SEC on July 25, 2002.

         99.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, dated August 13, 2002.

         99.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, dated August 13, 2002.


(b) Reports on Form 8-K

    The Company filed the following Current Reports on Form 8-K during the three month period ended June 30, 2002.

         (i) The Registrant filed a Form 8-K with the SEC dated May 16, 2002 on May 30, 2002 regarding compliance with the Nasdaq Listing Qualifications Panel's letter dated May 16, 2002 in regards to minimum bid price, and minimum market value of public float (MVPF).

    The Company filed the following current reports on Form 8-K subsequent to June 30, 2002.

         (i) The Registrant filed a Form 8-K with the SEC dated June 28, 2002 on July 3, 2002 regarding the dismissal of Ernst & Young LLP as its principal accountants and the engagement of Grant Thornton LLP as its principal accountants.


         (ii) The Registrant filed a Form 8-K with the SEC dated June 28, 2002 on July 12, 2002 regarding an agreement to acquire all of the capital stock of International Object Technology, Inc.


         (iii) The Registrant filed a Form 8-K with the SEC dated July 19, 2002 on July 25, 2002 regarding the consummation of the acquisition of all of the capital stock of International Object Technology, Inc.

         (iv) The Registrant filed a Form 8-K with the SEC dated August 12, 2002 on August 12, 2002 regarding compliance with the Nasdaq Listing Qualifications Panel Letter dated July 31, 2002 in regards to transition and continued quotation on the Nasdaq Small Cap Market.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           THE A CONSULTING TEAM, INC.

                                    By: /s/ Shmuel BenTov
                                        ---------------------
Date August 12, 2002                     Shmuel BenTov, President
                                         and Chief Executive Officer

                                    By: /s/ Richard D. Falcone
                                        ---------------------
Date August 12, 2002                     Richard D. Falcone, Treasurer
                                         and Chief Financial Officer