Form 10-Q
period 2002-09-30
A CONSULTING TEAM INC
filed 2002-11-14
CIK 1040792

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------


                                    FORM 10-Q


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the three and nine month period ended: September 30, 2002

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

              As of November 11, 2002, there were 8,386,871 shares of Common Stock, with $.01 par value per share, outstanding.

                           THE A CONSULTING TEAM, INC.

                                      INDEX


Number                                                                                                           Page
------
Part I.    Financial Information

           Item 1.    Financial Statements                                                                         3

                      Condensed Consolidated Balance Sheets as of September 30, 2002 and
                      December 31, 2001                                                                            3

                      Condensed Consolidated Statements of Operations for the three months
                      and the nine months ended September 30, 2002 and 2001                                        4

                      Condensed Consolidated Statements of Cash Flows for the nine months
                      ended September 30, 2002 and 2001                                                            5

                      Notes to Condensed Consolidated Financial Statements                                         8

           Item 2.    Management's Discussion and Analysis
                      of Financial Condition and Results of Operations                                             9

           Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                  18

           Item 4.    Controls and Procedures                                                                     18

Part II.   Other Information

           Item 1.    Legal Proceedings                                                                           19

           Item 2.    Changes in Securities and Use of Proceeds                                                   19

           Item 3.    Defaults upon Senior Securities                                                             19

           Item 4.    Submission of Matters to a Vote of Security Holders                                         19

           Item 5.    Other Information                                                                           19

           Item 6.    Exhibits and Reports on Form 8-K                                                            19

Signatures                                                                                                        21

Part I. Financial Information

Item 1.  Financial Statements

                           THE A CONSULTING TEAM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   September      December 31,
                                                                                      2002             2001
                                                                                   ---------       ----------
ASSETS                                                                            (unaudited)
     Current Assets:
        Cash and cash equivalents                                                  $1,600,559       $  946,586
        Accounts receivable, less allowance for doubtful accounts of
        $454,024 at September 30, 2002 and $652,048 at December 31, 2001            4,815,730        5,293,390
        Prepaid expenses and other current assets                                     126,282          114,818
                                                                                   ----------       ----------
         Total Current Assets                                                       6,542,570        6,354,794
        Investments, net                                                              368,059          518,059
        Property and equipment, at cost, less accumulated depreciation
        and amortization                                                            1,403,703        1,997,244
        Intangibles (net)                                                           1,467,520              ---
        Deposits                                                                       75,325           86,498
                                                                                   ----------       ----------
         Total Assets                                                              $9,857,178       $8,956,595
                                                                                   ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities:
        Loan payable - banks                                                       $1,844,222       $1,873,293
        Accounts payable and accrued expenses                                       1,822,914        2,554,129
        Capital lease obligation                                                      290,517          345,729
        Deferred income taxes                                                          86,750              ---
        Current portion of long-term debt and other liabilities                       277,366           11,602
                                                                                   ----------       ----------
         Total current liabilities                                                  4,321,768        4,784,753
        Long-term debt                                                                394,865           52,760
        Other long-term liabilities                                                       ---              ---
     Shareholders' equity:
        Preferred stock, $.01 par value; 2,000,000 shares authorized;
        530,304 shares issued and outstanding as of September 30, 2002.                 5,303              ---
        Common stock, $.01 par value; 30,000,000 shares authorized; 8,138,393 issued and outstanding as of September 30, 2002,
        7,116,871 issued and outstanding as of December 31, 2001.                      83,869           71,169
        Additional paid-in capital                                                 34,053,686       33,086,689
        Accumulated deficit                                                       (29,002,313)     (29,038,776)
                                                                                   ----------       ----------
         Total shareholders' equity                                                 5,140,545        4,119,082
                                                                                   ----------       ----------
     Total liabilities and shareholders' equity                                    $9,857,178       $8,956,595
                                                                                   ==========       ==========

See accompanying notes to condensed consolidated financial statements.

                           THE A CONSULTING TEAM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Nine Months Ended                    Three Months Ended
                                                                 September 30                           September 30
                                                      ----------------------------------        ------------------------------
                                                            2002                2001                2002               2001
                                                            ----                ----                ----               ----
                                                        (unaudited)         (unaudited)          (unaudited)        (unaudited)

Revenues                                                $ 17,934,409       $  28,891,112        $ 5,830,343        $ 7,349,630
Cost of revenues                                          12,674,343          22,311,380          4,133,005          4,976,914
                                                        ------------       -------------        -----------        -----------
Gross profit                                               5,260,066           6,579,732          1,697,338          2,372,716
Operating expenses:
   Selling, general & administrative                       4,724,311           9,773,240          1,754,813          1,852,397
   Provision for doubtful accounts                            25,000             822,507             25,000            150,000
   Depreciation & amortization                               664,420             928,878            234,498            235,861
   Impairment of assets & restructuring
     charges                                                 150,000           8,728,748            150,000                ---
                                                        ------------       -------------        -----------        -----------
                                                           5,563,731          20,253,373          2,164,311          2,238,258
                                                        ------------       -------------        -----------        -----------
Income (loss) from operations                               (303,665)        (13,673,641)          (466,973)           134,458
                                                        ------------       -------------        -----------        -----------
Interest (expense) net                                      (110,657)           (352,849)           (31,794)           (85,085)
                                                        ------------       -------------        -----------        -----------
Income (loss) before income taxes and
  extraordinary item                                        (414,322)         (14,026,490)         (498,767)            49,373
   Provision (benefit) for income taxes                     (405,404)                ---               (632)               ---
                                                        ------------       -------------        -----------        -----------
Income (loss) before extraordinary item                       (8,918)        (14,026,490)          (498,135)            49,373
   Extraordinary Item                                         48,715             187,082                ---            187,082
                                                        ------------       -------------        -----------        -----------
Net income (loss)                                           $ 39,797       $ (13,839,408)        $ (498,135)       $   236,455
                                                        ============       =============        ===========        ===========

Net earnings per share of common stock:
   Basic                                                      $ 0.00             $ (1.94)           $ (0.06)            $ 0.03
                                                        ============       =============        ===========        ===========

   Diluted                                                    $ 0.00             $ (1.94)           $ (0.06)            $ 0.03
                                                        ============       =============        ===========        ===========

See accompanying notes to condensed consolidated financial statements.

                                    THE A CONSULTING TEAM, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Nine Months Ended September 30,
                                                                          -------------------------------
                                                                                2002              2001
                                                                                ----              ----
                                                                             (unaudited)       (unaudited)
Cash flows from operating activities:
Net income (loss)                                                             $39,797         ($13,839,408)
Adjustments to reconcile net income(loss) to net cash
 used in operating activities, net of acquired assets:
  Depreciation and amortization                                               664,420              928,878
  Deferred income taxes                                                       (11,250)
  Impairment of assets and restructuring charges                              150,000            8,728,748
  Provision for doubtful accounts                                              25,000              822,507
  Extraordinary item                                                          (48,715)            (187,082)
  Changes in operating assets and liabilities:                                                         ---
    Accounts receivable                                                     1,089,302            5,346,506
    Prepaid or refundable income taxes                                            ---             1,393,238
    Prepaid expenses and other current assets                                  26,535               91,766
    Accounts payable and accrued expenses                                  (1,135,523)          (4,221,760)
    Deferred revenue                                                              ---             (166,015)
    Other long-term liabilities                                                   ---              (62,139)
                                                                           ----------         ------------
Net cash (used in) provided by operating activities                           799,566           (1,164,761)

Cash flows from investing activities:
Purchase of property and equipment                                            (44,879)            (122,620)
Acquisition of IOT assets, net of cash received                              (259,382)                 ---
Deposits                                                                       11,173              106,421
                                                                           ----------         ------------
Net cash used in investing activities                                        (293,088)             (16,199)
Cash flows from financing activities:
Proceeds from sale of preferred stock                                         350,000                  ---
Loan payable - bank                                                           (29,071)             751,706
Repayment of long-term debt                                                   (17,634)                 ---
Repayment on note issued for assets acquired                                 (140,000)
Repayment of capital lease obligation                                         (15,800)             (66,841)
                                                                           ----------         ------------
Net cash (used in) provided by financing activities                           147,495              684,865
                                                                           ----------         ------------

Net increase (decrease) in cash and cash equivalents                          653,973             (496,095)
Cash and cash equivalents at beginning of period                              946,586              837,946
                                                                           ----------         ------------
Cash and cash equivalents at end of period                                 $1,600,559             $341,851
                                                                           ==========         ============

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                     $117,140             $367,080
                                                                           ==========         ============
Cash paid during the period for income taxes                                   $  ---               $  ---
                                                                           ==========         ============

Supplemental disclosure of non-cash investing
and financing activity:
Acquisition of International Object Technology, Inc. ("IOT")
 Tangible assets acquired (including cash of $10,618)                        $729,731
  Liabilities assumed                                                        (709,186)
  Goodwill                                                                  1,181,520
  Employee Agreements                                                         312,000
  Equity Issued                                                              (635,000)
  Notes issued, net discount of $40,935                                      (609,065)
                                                                      ---------------
 Net Cash Paid                                                               $270,000
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

2)   INTERIM FINANCIAL STATEMENTS:

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 2002 and the consolidated results of operations for the three months and the nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001.

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

         The consolidated results of operations for the three months and the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

3)   NET INCOME (LOSS) PER SHARE:

     The following table set forth the computation of basic and diluted net income (loss) per share for the nine months and three months ended September 30, 2002 and 2001.

                                                             Nine Months Ended               Three Months Ended
                                                               September 30                     September 30
                                                       -----------------------------       -------------------------
                                                           2002             2001              2002          2001
                                                           ----             ----              ----          ----
Numerator for basic and diluted:
   Income (loss) before extraordinary item             $   (8,918)      $(14,026,490)      $ (498,135)    $   49,373
   Extraordinary item                                      48,715            187,082                -        187,082
                                                       ----------       ------------       ----------     ----------
   Net income (loss)                                       39,797        (13,839,408)        (498,135)       236,455
   Preferred dividend                                       3,335                  -            3,335              -
                                                       ----------       ------------       ----------     ----------
   Net income (loss) attributable to
     common stockholders                               $   36,462       $(13,839,408)      $ (501,470)    $  236,455
                                                       ==========       ============       ==========     ==========
   Numerator for basic and diluted
     net (loss) per share                              $   36,462       $(13,839,408)      $ (501,470)    $  236,455
                                                       ==========       ============       ==========     ==========
Denominator:
   Denominator for basic income (loss) before
        extraordinary item and net income (loss)
        per share - weighted-average shares             7,461,120          7,116,871        8,138,393      7,116,871
                                                       ==========       ============       ==========     ==========
   Effect of dilutive securities:
   Preferred shares                                        96,070                  -                -              -
   Employee stock options                                  96,435                  -                -         27,952
                                                       ----------       ------------       ----------     ----------
   Denominator for diluted earnings (loss) per
        share - adjusted weighted-average shares        7,653,624          7,116,871        8,138,393      7,144,823
                                                       ==========       ============       ==========     ==========
Basic earnings income (loss) per share:
   Income (loss) before extraordinary item             $    (0.00)      $      (1.96)      $    (0.06)    $     0.01
   Extraordinary item                                        0.01               0.02                -           0.02
                                                       ----------       ------------       ----------     ----------
   Net income (loss)                                   $     0.00       $      (1.94)      $    (0.06)    $     0.03
                                                       ==========       ============       ==========     ==========
Diluted earnings income (loss) per share:
   Income (loss) before extraordinary item             $    (0.00)      $      (1.96)      $    (0.06)    $     0.01
   Extraordinary item                                  $     0.01               0.02                -           0.02
                                                       ----------       ------------       ----------     ----------
   Net income (loss)                                   $        -       $      (1.94)      $    (0.06)    $     0.03
                                                       ==========       ============       ==========     ==========

4)   ACCOUNTING PRONOUNCEMENTS:

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

6)   CONCENTRATION OF CREDIT RISK:

         The revenues of two customers represented approximately 30%, and 22% of the revenues for the nine months ended September 30, 2002. Whereas, the revenues of three customers represented approximately 22%, 17% and 12% of the revenues for the same period in 2001.

7)   IMPAIRMENT OF ASSETS AND RESTRUCTURING CHARGES:

         For the three months ended September 30, 2002, the Company recorded an impairment of assets charge of $150,000 related to the write down of investments.

         The Company began to restructure its operations in 2000 and has continued to restructure its operations in 2002. The Company had restructuring charge liabilities of approximately $161,000 at December 31, 2001. During the nine months ended September 30, 2002, the Company recorded additions to its restructuring liability of $125,000, relating to the acquisition of International Object Technology, Inc. (IOT), and recorded payments of approximately $251,000 consisting of $131,000 related to the reduction of leased office space in its New York headquarters and the reduction of the leased space, which IOT formerly occupied, and $120,000 in severance costs. The Company has a restructuring charge liability of $35,000 as of September 30, 2002.

8)   CREDIT FACILITY:

         In June 2001, the Company entered into a new revolving credit facility with Keltic Financial Partners, LP for a line of credit up to $4 million based on the Company's accounts receivable balances. Loans under the credit line bear interest at a rate of prime plus 2%, which rate was 6.75% at September 30, 2002. The credit line as amended, has certain financial covenants, which the Company must meet on a quarterly basis. The Company's Chief Executive Officer initially had guaranteed $1 million of the line of credit. In July 2002, the credit line was amended to reduce the guarantee of the Company's Chief Executive Officer to $400,000, and to reflect the Company's acquisition of International Object Technology, Inc. in July 2002, see Note 10.

9)   EXTRAORDINARY ITEM:

         For the nine month period ended September 30, 2002, the Company recorded income of $49,000 resulting from the extinguishments of debt associated with the settlement of capital leases at less than their carrying value.

10)  ACQUISITION:

         On July 19, 2002, the Company consummated the acquisition of all of the issued and outstanding capital stock of International Object Technology, Inc. ("IOT"), a New Jersey corporation, pursuant to a Stock Purchase Agreement dated as of July 28, 2002 among TACT, IOT and the holders of all of the issued and outstanding capital stock of IOT (the "IOT Stockholders"). TACT acquired all of the issued and outstanding capital stock of IOT from the IOT Stockholders in exchange for an aggregate of one million two hundred seventy thousand (1,270,000) shares of unregistered TACT Common Stock, valued at $635,000 (the "Acquisition Shares") and the obligation to make certain deferred cash payments of six hundred fifty thousand ($650,000) in the aggregate (the "Deferred Payments"). The Acquisition Shares were issued by TACT to the IOT Stockholders at the closing of the acquisition. Subject to the terms and conditions of the Stock Purchase Agreement, the Deferred Payments are payable as follows: (i) an aggregate of $140,000 on or before September 2, 2002, (ii) an aggregate of $210,000 on or before April 1, 2003, (iii) an aggregate of $100,000 on or before April 1, 2004, and (iv) an aggregate of $200,000 on or before January 2, 2005. The consideration paid by TACT for the acquisition of IOT was determined through arms-length negotiation by the management of TACT and a majority of the IOT Stockholders The acquisition was accounted for under the purchase method of accounting for business combinations and operations of IOT has been included from the date of acquisition. The purchase price of the acquisition exceeded the fair market value if the net assets acquired, resulting in the recording of goodwill of $1,181,520. At September 30, 2002 the Company was still compiling certain information required to complete the allocation of the purchase price of IOT. Further adjustments may arise as a result of the finalization of the ongoing review.

         IOT was a privately owned, professional services firm that provides data management and business intelligence solutions, technology consulting and project management services. IOT will operate as a wholly owned subsidiary of TACT. The Company's net income for the period to September 30, 2002, includes the results of IOT from July 19, 2002, the date of acquisition.

         The following unaudited pro forma condensed results of operations reflect the acquisition of International Object Technology, Inc., as if it had occurred on January 1, 2002 and January 1, 2001 respectively. The revenues and results of operations included in the following pro forma unaudited condensed statements of operations is not necessarily considered indicative of the results of operations for the periods specified had the transaction actually been completed at the beginning of the period.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                                       Nine Months Ended                    Three Months Ended
                                                          September 30                        September 30
                                                   ---------------------------         ---------------------------
                                                      2002              2001             2002             2001
                                                   (unaudited)      (unaudited)       (unaudited)      (unaudited)
Pro forma Net Sales                                $21,001,995      $35,473,506        $6,082,481      $13,932,024
Pro forma Net (Loss) Earnings                        ($116,024)    ($13,812,226)        ($578,463)        $263,637
Pro forma Net (Loss) Earnings per Share of
Common Stock                                             (0.02)           (1.94)            (0.07)            0.04

11)  LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES

         Long-term debt and other long-term liabilities at September 30, 2002 relate to obligations payable as Deferred Payments incurred in connections with the acquisition of IOT (see note 10) and consist of:

                                                     September 30, 2002
                                                     ------------------
Aggregate payments due on or before:
   April 1, 2003                                         $ 210,000
   April 1, 2004                                           100,000
   January 2, 2005                                         200,000
                                                         ---------
                                                           510,000
   Less Discount                                           (40,935)
                                                         ---------
                                                           469,065
   Less Current Portion                                   (210,000)
                                                         ---------
   Long-Term Liabilities                                 $ 259,065
                                                         =========


Other long-term liabilities also include a portion of a note payable to a former shareholder of IOT in the amount of $92,000, and other long-term liabilities in the amount of $44,000.

12)  ISSUANCE OF PREFERRED STOCK:

         On August 12, 2002, the Company issued 530,304 shares of Series A Preferred Stock to Shmuel BenTov in exchange for $350,000. On November 12, 2002, the Company issued 41,311 shares of Series B Preferred Stock to an accredited investor in exchange for $27,265. Shares of the Series A and Series B Preferred Stock are convertible into common stock on a 1:1 basis subject to adjustment for stock splits, consolidations and stock dividends. In addition, the shares of the Series A and Series B Preferred Stock are entitled to a 7% cumulative dividend payable semi-annually. The Company will use the proceeds from the sale of Series A and Series B Preferred Stock for general working capital purposes.


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

         TACT is an end-to-end IT Services and e-Services provider. The Company delivers e-Services solutions from web strategy and design through web development and integration, to web application hosting. Its clients predominantly include a broad range of Fortune 1000 companies and other large organizations. TACT also provides the same markets with enterprise-wide Information Technology consulting, software and solutions. Over 90% of the Company's consulting services revenues during the nine months ended September 30, 2002 were generated from the hourly billing of its consultants' services to its clients under time and materials engagements, with the remainder generated under fixed-price engagements.

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

         The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company's operating performance is primarily based upon billing margin (billable hourly rate less the consultant's hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). During the first half of 2001, the Company's margins were adversely affected by a decrease in billing rates, an increase in consultant wages and a reduction in consultant utilization rate; however, this trend began to reverse in the second half of 2001 and in 2002. Large portions of the Company's engagements are on a time and materials basis. The Company historically had been able to pass on to its clients most of the increases in cost of services; however, the Company was not able to do so in the first half of 2001. Accordingly, such increases had a significant impact on the Company's financial results. TACT also actively manages its personnel utilization rates by constantly monitoring project requirements and timetables. Utilization rates in the first half of 2001 were significantly lower than historical utilization rates due to a trend in the Company's markets to delay IT projects and slowing of growth rate in demand in e-commerce and web-based initiatives. Through the Company's cost containment and work force rationalization efforts, TACT's utilization rates increased in the second half of 2001, and the trend continued in 2002.

         Historically, the Company has also generated revenues by selling software licenses and providing training services. In addition to initial software license fees, the Company also derives revenues from the annual renewal of software licenses. Revenues from the sale of software licenses are recognized upon delivery of the software to a customer, because future obligations associated with such revenue are insignificant. Training service revenues are recognized as the services are provided. Beginning in 1999 and extending through September 30, 2002, the Company has limited its emphasis on software sales. This has resulted in a significant reduction in software sales in the second half of 1999 through September 30, 2002. This trend is expected to continue for the remainder of 2002 with software sales only being ancillary to providing IT and e-Services solutions to customers. In the second quarter of 2001, the Company wrote off prepaid software licenses of $2.0 million due the economic downturn particularly in the area of software resales. In addition, in the third quarter of 2001, the Company discontinued training services.

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

         In 1999 and 2000, the Company made a minority investment in LightPC.com (renamed Always-On Software, Inc.) in the aggregate amount of $2.3 million. At December 31, 2000, the Company owned approximately 10% of Always-On Software, Inc. Always-On Software, Inc. was a global ASP provider based in New York City. The Company's investment in Always-On was subject to periodic review to ensure that its market value exceeded its carrying value. The market conditions for companies operating in this sector became increasingly adverse in 2001. Due to the deteriorating conditions of the ASP market and deteriorating cash reserves, Always-On Software, Inc. ceased operations in July 2001. As a result, the Company recorded a charge of $2.3 million to reflect the impairment in the value of its investment in the second quarter of 2001. In the fourth quarter of 2001, Always-On Software Inc. merged with Veracicom, Inc. and the Company received warrants in this transaction. The Company considers these warrants to have a nominal value, if any.

         On July 19, 2002, the Company, acquired all of the common stock of International Object Technology, Inc. (IOT) for a combination of deferred cash consideration of $650,000, and 1,270,000 shares of TACT unregistered Common Stock valued at $635,000. The acquisition of IOT was accounted for using the purchase method of accounting. Accordingly, the results of operations of IOT are included in the Company's consolidated results of operation from the date of acquisition. The excess of the purchase price over the estimated fair value of the net identifiable assets acquired totaled $1,494,000 and was allocated as follows $312,000 allocated to intangible assets and amortized over a three year period on a straight line basis and $1,181,500 allocated to goodwill. The acquisition is expected to increase the depth of the Company's services and solution offerings and provide the Company with significant cross-selling opportunities.

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

Results of Operations

The following tables set forth the percentage of revenues of certain items included in the Company's Statements of Operations (*):

                                                      Nine Months Ended       Three Months Ended
                                                       September 30,            September 30,
                                                    -------------------       ------------------
                                                      2002         2001         2002        2001
                                                      ----         ----         ----        ----
Revenues                                             100.0%       100.0%       100.0%      100.0%
Cost of revenues                                      70.7%        77.2%        70.9%       67.7%
                                                    ------        -----       ------       -----
Gross profit                                          29.3%        22.8%        29.1%       32.3%
Operating expenses                                    31.0%        70.1%        37.1%       30.5%
                                                    ------        -----       ------       -----
Income/Loss from operations                           (1.7)%      (47.3)%       (8.0)%       1.8%
Income/Loss before Extraordinary Item                  (.0)%      (48.5)%       (8.5)%       0.7%
Extraordinary Item                                     0.3%         0.6%         0.0%        2.5%
                                                    ------        -----       ------       -----
Net gain(loss)                                         0.2%       (47.9)%       (8.5)%       3.2%
                                                    ======        =====       ======       =====

*Comparison includes the operations of IOT from July 19, 2002, the date of acquisition.

Comparison of Three Months Ended September 30, 2002 to Three Months Ended September 30, 2001

Revenues. Revenues for the Company decreased by $1.5 million from $7.3 million for the three months ended September 30, 2001 to $5.8 million for the three months ended September 30, 2002. The decrease was primarily attributable to a slowdown in the IT industry, which resulted in the cessation of operations of T3 Media, the closing of three of the Company's Solution Branches and bringing the Company back to its core IT Services and e-Services businesses, which was partially offset by an increase in revenues of $872,000 as a result of the acquisition of IOT.

Revenues from software licensing represent less than 4% of total revenues and are expected to remain ancillary to the Company's total revenue for the remainder of this year.

Gross Profit. Gross profit for the three months decreased approximately 28.5% from $2.4 million in 2001 to $1.7 million in 2002. As a percentage of total revenues, gross margin for the three months decreased from 32.3% in 2001 to 29.1% in 2002. The decrease in gross margin percentage was attributed primarily to the acquisition of IOT, which historically has a lower gross margin percentage then TACT and a decrease in utilization rates.

Operating Expenses. Operating expenses consist of selling, general and administrative ("SG&A") expenses, provision for doubtful accounts, depreciation and amortization, and impairment of assets and restructuring charges. Operating expenses decreased by $74,000 or 3.3% from $2,238,000 in 2001 to $2,164,000 in
2002. The SG&A expenses decreased by $97,000 from $1,852,000 in 2001 to $1,755,000 in 2002. The decrease is primarily attributable to a decrease in the Company's payroll costs ($65,000), which was partially offset by the acquisition of IOT ($200,000). In addition, the Company wrote-off approximately $62,000 of T3 Media accounts payable from prior years. The provision for doubtful accounts decreased from $150,000 in 2001 to $25,000 in 2002, due to improved collections and monitoring techniques. Depreciation and amortization expenses were flat. In the third quarter of 2002, the Company recorded an impairment of assets charge of $150,000 related to the write down of investments.

Operating Income (Loss). The Company had a loss from operations of ($467,000) in the three months ending September 30, 2002 compared to income from operations of $134,000 in the three months ending September 30, 2001.

Extraordinary Item. The Company recorded income of $187,000 during the third quarter of 2001 as a result of the early extinguishments of capital leases.

Net Income (Loss). As a result of the above, the Company had a net loss of $498,000 for the three months ended September 30, 2002 compared to net income of $236,000 for the three months ended September 30, 2001.

Comparison of Nine Months Ended September 30, 2002 to Nine Months Ended September 30, 2001

Revenues. Revenues for the Company decreased by $11.0 million from $28.9 million for the nine months ended September 30, 2001 to $17.9 million for the nine months ended September 30, 2002. The decrease was primarily attributable to a slowdown in the IT industry, which resulted in the cessation of operations of T3 Media, the closing of three of the Company's Solution Branches and bringing the Company back to its core IT Services and e-Services businesses, which was partially offset by an increase in revenues of $872,000 as a result of the acquisition of IOT.

Revenues from software licensing represent approximately 5% of total revenues and are expected to remain ancillary to the Company's total revenue for the remainder of this year.

Gross Profit. Gross profit for the nine months decreased approximately 20.1% from $6.6 million in 2001 to $5.3 million in 2002. As a percentage of total revenues, gross margin for the nine months increased from 22.8% in 2001 to 29.3% in 2002. Gross margin improved due to the Company's lower consultant costs, and a higher consultant utilization rate, which was partially offset by a lower gross margin from IOT.

Operating Expenses. Operating expenses consist of selling, general and administrative ("SG&A") expenses, provision for doubtful accounts, depreciation and amortization, and impairment of assets and restructuring charges. Operating expenses decreased by $14.7 million or 72.5% from $20.3 million in 2001 to $5.7 million in 2002.

The SG&A expenses decreased by $5.1 million from $9.8 million in 2001 to $4.7 million in 2002. The decrease is primarily attributable to the closing of T3 Media ($1.1 million) and a decrease in the Company's payroll costs ($2.0 million), which was partially offset by IOT SG&A expenses. In addition, the Company wrote-off approximately $167,000 of T3 Media accounts payable from prior years. The provision for doubtful accounts decreased from $823,000 in 2001 to $25,000 in 2002 due to improved collections and monetary techniques. Depreciation and amortization expenses decreased by $264,000 from $929,000 in 2001 to $664,000 in 2002 as a result of the closing of T3 Media, the closing of several of the Company's solution branches and the reduction in office space in its New York headquarters. In the nine months ending September 2001, the Company recorded an impairment of assets and restructuring charges of $8.7 million related to the closing of T3 Media, and several of its solution branches. In the third quarter of 2002, the Company recorded an impairment of assets charge of $150,000 related to the write down of investments.

Operating Income (Loss). The Company has a loss from operations of ($304,000) in 2002 compared to a loss from operations of ($13.7) million in 2001.

Income Taxes. In the nine months ending September 2002, the Company recorded a tax refund of $439,000 resulting from a 2002 change in tax law allowing the Company to carry-back its net operating losses for five years instead of the two years previously allowed.

Income (Loss) Before Extraordinary Item. The Company had a net loss before extraordinary item of ($9,000) in 2002 compared to a net loss of $(14.0) million for 2001.

Extraordinary Item. The Company recorded income of $49,000 and $187,000 during the nine months ending September 2002 and 2001, respectively, as a result of the early extinguishments of capital leases.

Net Income (Loss). As a result of the above, the Company had a net income of $40,000 for the nine months ended September 30, 2002 compared to a net loss of $(13.8) million for the nine months ended September 30, 2001.

Liquidity and Capital Resources

         The Company has a line of credit of $4.0 million, with $1.8 million outstanding at September 30, 2002. The Company's Chief Executive Officer initially guaranteed $1 million of the line of credit. The line of credit bears interest at a variable rate based on prime plus 2% and the rate was 6.75% at September 30, 2002. In July 2002, the credit line was amended to reduce the guarantee of the Company's Chief Executive Officer to $400,000, and to reflect the Company's acquisition of International Objects Technology, Inc. T3 Media had entered into a series of capital lease obligations, which the Company had guaranteed to finance its expansion plans, covering leasehold improvements, furniture and computer-related equipment. The amount outstanding under such leases was approximately $291,000 at September 30, 2002. The Company is in the process of negotiating buy-outs on all of these leases.

         The Company's cash balances were approximately $1.6 million at September 30, 2002 and $947,000 at December 31, 2001. Net cash provided by (used for) operating activities in 2002 was approximately $744,000 and ($1.2 million) for the nine months ended September 30, 2002 and 2001, respectively.

         The Company's accounts receivable, less allowance for doubtful accounts, at September 30, 2002 and December 31, 2001 were $4.8 million and $5.3 million, respectively, representing 74 and 68 days of sales outstanding, respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.

         For the nine months ended September 30, 2002, the Company had revenues from two customers, which represented 30%, and 22% of revenues. The Company's work for the customer, which represents 30% of the Company's revenues, declined in the third quarter of 2002 and will continue to wind down in the remainder of 2002. However, the Company expects revenues from other customers to offset this decline and expects the fourth quarter revenues to be flat. For the nine months ended September 30, 2001, the Company had revenues from three customers, which represented 22%, 17% and 12% of the revenues. No other customer represented greater than 10% of the Company's revenues for such periods.

         Net cash used in investing activities was approximately $1.6 million and $16,000 for the nine months ended September 30, 2002 and 2001, respectively.

         Net cash provided by (used for) financing activities was approximately $1.5 million and $685,000 for the nine months ended September 30, 2002 and 2001, respectively.

         On July 19, 2002, the Company acquired all of the Common Stock of IOT for a combination of cash consideration of $650,000 and 1,270,000 shares of TACT unregistered Common Stock valued at $635,000. The payment of the cash consideration of $650,000 is as follows: $140,000 on September 2, 2002, $200,000 on April 1, 2003, $100,000 on April 1, 2004 and $200,000 on January 2, 2005. The
excess of the purchase price over the estimated fair value of the net identifiable assets acquired totaled $1,494,000 and was allocated as follows; $312,000 to intangible assets is being amortized on a straight line basis over thirty six months and $1,182,000 to goodwill. The three majority shareholders of IOT received employment agreements for a three-year period at an annual salary of $160,000 per year.

         On August 12, 2002, the Company issued 530,304 shares of Series A Preferred Stock to Shmuel BenTov in exchange for $350,000. On November 12, 2002, the Company issued 41,311 shares of Series B Preferred Stock to an accredited investor in exchange for $27,265. Shares of the Series A and Series B Preferred Stock are convertible into common stock on a 1:1 basis subject to adjustment for stock splits, consolidations and stock dividends. In addition, the shares of the Series A and Series B Preferred Stock are entitled to a 7% cumulative dividend payable semi-annually. The Company will use the proceeds from the sale of Series A and Series B Preferred Stock for general working capital purposes.

         The Company is involved in a pending lawsuit with Sovereign Bank over equipment leases related to its investment in Always-On. The Company does not expect the results of this lawsuit to have a material adverse effect on its financial statements.

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

Operating Losses

         The Company has incurred operating losses in the last three years. The Company incurred net losses of $2.7 million for the year ended December 31, 1999, of which $2.2 million was attributable to the inclusion of T3 Media's results of operations for the six months that it was consolidated. In 2000, the Company had a net loss of $16.8 million of which $5.5 million was attributable to T3 Media (including certain one-time charges referred to below). In addition, in the fourth quarter of 2000, the Company recorded a $3.9 million charge to reflect the impairment of goodwill and other related charges relating to T3 Media. The Company had a net loss of $13.7 million for the year ended December 31, 2001, of which $1.0 million was attributable to T3 Media. The remaining net loss for the year is attributable to the Company and includes a certain one time charge of $7.1 million associated with the impairment of assets and restructuring charges. The Company may incur further increases in operating expenses and continue to make capital expenditures and, as a result, may need to generate significant revenues to achieve profitability. The Company cannot guarantee that the Company will achieve sufficient cost reductions or revenues to achieve profitability. In the nine months ending September 30, 2002, the Company had a loss from operations of $(304,000) and net income of $40,000. There is no guarantee that the Company can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly, the Company will continue to experience losses and the results of operations and financial condition will be materially and adversely affected.

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

Dependence on Limited Number of Clients

         The Company derives a significant portion of its revenues from a relatively limited number of clients primarily located in the New York/New Jersey metropolitan area of the United States. Adverse economic conditions affecting this region could have an adverse effect on the financial condition of its clients located there, which in turn could adversely impact its business and future growth. Revenues from its ten most significant clients accounted for a majority of its revenues for each of the three years ended December 31, 2001 and the nine months ended September 30, 2002. In each of these periods, the Company has had at least one customer with revenues exceeding 10% of the Company's revenues. For the nine months ended September 30, 2002, the Company had revenues from two customers that represented 30%, and 22% of the revenues respectively. For the nine months ended September 30, 2001, the Company had revenues from three customers, which represented 22%, 17% and 12%, respectively, of revenues. No other customer represented greater than 10% of the Company's revenues in such periods. The projects with the customer, which represented 30% of the Company's revenues declined in the third quarter of 2002 and will continue to wind down in the remainder of 2002. However, the Company expects that other customers will offset this decline and revenues for the fourth quarter will be flat compared the to third quarter of 2002. In any given year, the Company's ten most significant customers may vary based upon specific projects for those clients during that year. There can be no assurance that its significant clients will continue to engage us for additional projects or do so at the same revenue levels. Clients engage the Company on an assignment-by-assignment basis, and a client can generally terminate an assignment at any time without penalties. The loss of any significant customer could have a material adverse effect on its business, results of operations and financial condition. A failure of the Company to develop relationships with new customers could have a material adverse effect on its business, results of operations and financial condition.

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

e-Business Initiatives

         The Company faces difficulties typically encountered by development state companies in rapidly evolving markets because of its e-commerce initiative. The Company provides e-commerce, strategic planning and marketing strategy-consulting services and other related e-business services. Revenues from its e-commerce services constituted 38% of revenues for the nine months ended September 30, 2002, and 46% of its revenues for the year ended December 31, 2001. The Company cannot assure you that any products or services developed by it, or its strategic partners will achieve market acceptance. The risks involved in these service offerings include the Company's and its strategic partners' abilities to:

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

Billing Margins

         The Company's ability to maintain billing margins is uncertain. It derives revenues primarily from the hourly billing of its consultants' services and, to a lesser extent, from fixed-price projects. The Company's most significant cost is project personnel cost, which consists of consultant salaries and benefits. Thus, its financial performance is primarily based upon billing margin (billable hourly rate less the consultant's hourly cost) and personnel utilization rates (number of days worked by a consultant during a two-week billing cycle divided by the number of billing days in that cycle). The gross margin increased for the nine months ended September 30, 2002 principally due to higher consultant utilization rates, resulting from the Company's aggressive cost containment and workforce rationalization efforts. There can be no assurance, however, that its revenues will continue to be billed primarily on a time and materials basis or that the Company will be able to pass along future increases in its cost of services to its clients.

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

Possible Removal From Quotation Of Common Stock On NASDAQ And Resulting Market Illiquidity

         On February 14, 2002, the Company was informed by Nasdaq that it had failed to maintain a closing bid price of at least $1.00 per share and a market value of publicly held shares of at least $5,000,000 for 30 consecutive trading days, and therefore the Company did not comply with the requirements as set forth in Nasdaq Marketplace Rules 4450(a)(5) and 4450(b)(2), respectively. Pursuant to Nasdaq rules, the Company was provided with a 90-day grace period, through May 15, 2002, to regain compliance with the minimum bid price and market value of public float requirements. The Company did not regain compliance within the proscribed time period. On May 23, 2002, the Company requested a hearing, which stayed the delisting of the Company's common stock. On July 11, 2002, the Company participated in a hearing before the Nasdaq Listing Qualifications Panel (the "Nasdaq Panel"). On July 31, 2002, the Nasdaq Panel notified the Company that the Nasdaq Panel had determined not to grant any further exception to the minimum bid price and/or market value of publicly held shares requirements. The Nasdaq Panel further determined to transfer listing of the Company's common stock to The Nasdaq Small Cap Market, effective with the open of business on August 5, 2002.

         The Company currently meets the requirements for continued listing on The Nasdaq Small Cap Market, except for the $1.00 per share minimum bid requirement. If the minimum bid price for the Company's Common Stock has not increased to a minimum of $1.00 per share during the 180-day grace period, which expires on February 10, 2003, or if the Company failed to meet each of the other applicable continued listing requirements, the Company's Common Stock could be removed from The Nasdaq Small Cap Market. In such event, any trading in the Company's Common Stock would thereafter be conducted in the over-the-counter market on the OTC Electronic Bulletin Board or in the "pink sheets."

         As a result of the Company's Common Stock being removed from quotation on The Nasdaq Small Cap Market, the liquidity of the Company's Common Stock could be reduced and the coverage of the Company by security analysts and media could be reduced, which could result in lower prices for the Company's Common Stock than might otherwise prevail and could also result in spreads between the bid and asked prices for the Company's Common Stock. Additionally, certain investors will not purchase securities that are not quoted on The Nasdaq National Market, which could materially impair the Company's ability to raise funds through the issuance of its Common Stock or other securities convertible into its Common Stock.

Competition

         The market for information technology services includes a large number of competitors, is subject to rapid change and is highly competitive. Its primary competitors include participants from a variety of market segments, including the current and former consulting divisions of the "Big Four" accounting firms, interactive advertising agencies, web development companies, systems consulting and implementation firms, application software firms and management consulting firms. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than the Company. In addition, the Company competes with its clients' internal resources, particularly when these resources represent a fixed cost to the client. In the future, such competition may impose additional pricing pressures on us. The Company cannot assure you that it will compete successfully with its existing competitors or with any new competitors.

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

Going Concern

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2002 the company reported a net profit of $40,000, but for the years ended December 31, 2001, 2000 and 1999, the Company reported net losses of $13.7 million, $16.8 million and $2.7 million, respectively. Additionally, the Company has an accumulated deficit of $29.0 million as of September 30, 2002. The Company believes that its continuing focus on cost reductions, together with a number of other operational changes, has resulted in the attainment of profitable operations during the second half of 2002. There can be no assurance that the Company will remain profitable in future quarters.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company has not entered into market risk sensitive transactions required to be disclosed under this item.

Item 4.  Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities and Exchange Act of 1934 Rules 13a-14(c) and 15d-14 (c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

         (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect these controls and procedures subsequent to the Evaluation Date.

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

         On August 12, 2002, the Company issued 530,304 shares of Series A Preferred Stock to Shmuel BenTov in exchange for $350,000.64. On November 12, 2002, the Company issued 41,311 shares of Series B Preferred Stock to Mr. Yossi Vardi in exchange for $27,265.26. The Company relied upon the exemption from registration set forth in Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering, in issuing the stock to Shmuel BenTov and Yossi Vardi. Based upon discussions with and representations made by the investors, the Company reasonably believed that such investors were accredited and sophisticated investors. Mr. BenTov and Mr. Vardi had access to information on the Company necessary to make an informed investment decision. The shares of Series A and Series B Preferred Stock are convertible into Common Stock on a 1:1 basis subject to adjustment for stock splits, consolidations and stock dividends. In addition, the shares of Series A and Series B Preferred Stock are entitled to a 7% cumulative dividend payable semi-annually. The Company has also agreed to grant "piggyback" registration rights to Mr. BenTov and Mr. Vardi for the shares of Common Stock issuable upon conversion of the Series A and Series B Preferred Stock.

         The Company is prohibited from paying dividends on its capital stock due to restrictions under the Loan and Security Agreement between the Company and Keltic Financial Partners, L.P., dated June 27, 2001 and amended by the July 2002 Modification Agreement. Keltic has consented to the payment of dividends on the Series A and Series B Preferred Stock, provided an event of default does not exist.

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

         3.2.1 Certificate of Amendment of the Certificate of Incorporation of the Registrant dated August 8, 2002 incorporated by reference to
                Exhibit 3.2 to the Form 10-Q for the period ended June 30, 2003, as previously filed with the SEC on August 14, 2002.

         3.2.2 Certificate of Amendment of the Certificate of Incorporation of the Registrant dated November 12, 2002.

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

         10.1 Employment Agreement dated as of July 19, 2002 between the Registrant and Dr. Piotr Zielczynski, incorporated by reference to Exhibit 10.1 to the Form 8-K, as previously filed with the SEC on July 25, 2002.

         10.2 Employment Agreement dated as of July 19, 2002 between the Registrant and Ilan Nachmani, incorporated by reference to
                Exhibit 10.2 to the Form 8-K, as previously filed with the SEC on July 25, 2002.

         10.3 Employment Agreement dated as of July 19, 2002 between the Registrant and Sanjeev Welling, incorporated by reference to
                Exhibit 10.3 to the Form 8-K, as previously filed with the SEC on July 25, 2002.

         99.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, dated November 13, 2002.

         99.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, dated November 13, 2002.


(b)   Reports on Form 8-K

         The Company filed the following Current Reports on Form 8-K during the three month period ended September 30, 2002.

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

         (v) The Registrant filed a Form 8-K/A with the SEC, dated July 19, 2002, on September 23, 2002, regarding the audited financial statements and the unaudited pro forma financial statements relating to the acquisition of all of the capital stock of International Object Technology, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE A CONSULTING TEAM, INC.

                                               By: /s/ Shmuel BenTov
                                               ---------------------
Date:  November 13, 2002                           Shmuel BenTov, President
                                                   and Chief Executive Officer

                                               By: /s/ Richard D. Falcone
                                               --------------------------
Date:  November 13, 2002                           Richard D. Falcone, Treasurer
                                                   and Chief Financial Officer

                                 CERTIFICATIONS

I, Shmuel BenTov, the principal executive officer of The A Consulting Team, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of The A Consulting Team, Inc., the registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13 , 2002

                                                /s/ Shmuel Bentov
                                                -----------------
                                                Shmuel BenTov
                                                Chief Executive Officer
                                                (Principal Executive Officer)

I, Richard D. Falcone, the principal financial officer of The A Consulting Team, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of The A Consulting Team, Inc., the registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13 , 2002

                                                /s/ Richard D. Falcone
                                                ----------------------
                                                Richard D. Falcone
                                                Chief Financial Officer
                                                (Principal Financial Officer)