Form 10-K
period 2002-12-31
A CONSULTING TEAM INC
filed 2003-03-28
CIK 1040792

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K


(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2002

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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 2003 was approximately $1,367,318 based on the average of the bid and asked prices of the registrant's Common Stock on The Nasdaq SmallCap Stock Market (SM) on such date.

As of March 25, 2003, there were 8,386,871 shares of the registrant's Common Stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders, which will be filed on or before April 30, 2003, are incorporated by reference into Part III of this Report. See Item 16 for a list of exhibits incorporated by reference into this Report.

                               TABLE OF CONTENTS


                                                                                                              Page
                                                                                                              ----
PART I   ........................................................................................................1
ITEM 1.  BUSINESS................................................................................................1
ITEM 2.  PROPERTIES..............................................................................................4
ITEM 3.  LEGAL PROCEEDINGS.......................................................................................5
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................5
PART II  ........................................................................................................5
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...................................5
ITEM 6.  SELECTED FINANCIAL DATA.................................................................................6
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................7
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................................21
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................................21
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...................21
PART III .......................................................................................................22
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................................................22
ITEM 11.  EXECUTIVE COMPENSATION................................................................................23
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................................23
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................................23
Item 14.  Controls and Procedures...............................................................................23
Item 15.  Principal Accountant Fees and Services................................................................23
PART IV   ......................................................................................................25
ITEM 16.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K......................................25

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

         The Company's shares are listed on The Nasdaq SmallCap MarketSM under the symbol "TACX."

Industry Background

         Rapid technological advance, and the wide acceptance and use of the Internet as a driving force in commerce, accelerated the growth of the IT industry through 2001. These advances included more powerful and less expensive computer technology, the transition from predominantly centralized mainframe computer systems to open and distributed computing environments and the advent of capabilities such as relational databases, imaging, software development productivity tools, electronic commerce ("e-commerce") applications and web-enabled software. These advances expanded the benefits that users can derive from computer-based information systems and improved the price-to-performance ratios of such systems. As a result, an increasing number of companies were employing IT in new ways, often to gain competitive advantages in the marketplace, and IT services have become an essential component of their long-term growth strategies. The same advances that have enhanced the benefits of computer systems rendered the development and implementation of such systems increasingly complex. In addition, there was a shortage of IT consultants qualified to support these systems. Accordingly, organizations turned to external IT services organizations such as TACT to develop, support and enhance their internal IT systems. However, during 2002 and continuing into 2003 there has been a slowdown in IT spending coincident with the general economic slowdown. This has resulted in revenue decreases at many IT service companies and is expected to continue for the remainder of 2003.

Strategy

         The Company's objective is to continue to provide its clients with high quality, technology-based consulting services in the areas of migrations and conversions of legacy systems, web enhancements, custom development, strategic sourcing and enterprise-wide IT consulting, software and solutions. The Company's strategies include the following key components:

         Cross-sell Additional Services to Existing Clients. By offering existing clients additional IT consulting services and software, TACT intends to leverage its existing client base. The Company's relationships with current clients provide opportunities to market additional services in current and new geographical markets.

         Expand Client Base. The Company is developing additional client relationships in geographic markets where the Company maintains offices (New York, NY and Clark, NJ) through targeted marketing initiatives, participation in local trade shows, user group meetings and conventions and referrals from existing clients. In addition, the Company has initiatives to develop clients in other geographic areas based on certain specialized services that the Company provides.

         Acquisitions and Strategic Relationships. On July 19, 2002, the Company consummated the acquisition of all of the issued and outstanding capital stock of International Object Technology, Inc. IOT was a privately owned, professional services firm that provides data management and business intelligence solutions, technology consulting and project management services. The Company continuously looks for companies and other organizations that it may acquire or develop other relationships with that are strategic to the Company's business. The Company has established certain acquisition criteria. It is primarily interested in companies and organizations that are (i) established in geographic locations of the Company, or (ii) has a depth of service offerings that the Company finds attractive.

         Operational Efficiencies and Cost Reductions. The Company has restructured its operations and reduced its cost structure by migrating to a flexible workforce and reducing corporate and general administrative expenses.

T3 Media, Inc.

         T3 Media, Inc. a majority-owned subsidiary of the Company, ceased operations during the second quarter of 2001.

Always-On Software, Inc.

         The Company wrote off its minority ownership in Always-On Software, Inc. during the second quarter of 2001. Always-On Software was a global provider of software application services ("ASP") based in New York City. Always-On Software was merged with Veracicom, Inc. in the fourth quarter of 2001.

Methoda Computers Ltd.

         The Company has written down its minority investment in Methoda Computer Ltd. during the third quarter of 2002 from $500,000 to $368,000. Methoda Computer Ltd. is a leading methodology provider and knowledgebase for IT management and software engineering based in Israel.

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

         A Solution Team is typically deployed from one of the Company's offices in order to provide solutions to its clients by utilizing local resources. Management's experience has been that the presence established by a local office improves the Company's ability to attract local clients, as well as its ability to attract, develop, motivate and retain locally-based IT professionals. The Company's corporate headquarters supports its Clark, NJ office and performs many functions, which allow the office to focus on recruiting, sales and marketing.

         Software. TACT markets and distributes a number of software products developed by independent software developers. The Company believes its relationships with over 74 software clients throughout the country provide opportunities for the delivery of additional TACT consulting and training services. The software products offered by TACT are developed in the United States, England and Finland and marketed primarily through trade shows, direct mail, telemarketing, client presentations and referrals. Revenue from the sale of software is ancillary to the Company's total revenues.

Clients

         The Company's clients consist primarily of Fortune 1000 companies and other large organizations. The Company's clients operate in a diverse range of industries with a concentration in the financial services, automotive and insurance industries. Eleven of the Company's top twenty clients measured by revenue for the year ended December 31, 2002 had been clients for over five years. In 2002, the Company's two largest customers were Mellon Investor Services and BMW NA and they represented 25% and 24% of revenues, respectively. Besides these two customers, no other customer represented greater than 10% of the Company's revenues. During 2003, the Company expects revenues derived from Mellon Investor Services to decrease.

New Technologies

         TACT continuously investigates new technologies developed by third parties to determine their viability and potential acceptance in the Fortune 1000 marketplace. The Company's staff works diligently to identify those "bleeding-edge" technologies that will succeed as "leading-edge" business solutions. TACT personnel are highly qualified in delivering these technical solutions.

Sales and Marketing

         TACT's marketing strategy is to develop long-term partnership relationships with existing and new clients that will lead to the Company becoming a preferred provider of IT services. The Company seeks to employ a "cross selling" approach where appropriate to expand the number of services utilized by a single client. Other sales and marketing methods include client referrals, networking and attending trade shows. At December 31, 2002, the Company employed 11 sales and marketing personnel. Another marketing resource, which has also served the Company in its recruiting efforts, is the Company's web site at http://www.tact.com. The web site provides information about TACT consulting services and software products to the IT community.

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

Human Resources

         At December 31, 2002, the Company had 101 personnel, of whom 62 were consultants, 2 were recruiting personnel, 11 were sales and marketing personnel, 6 were technical and customer service personnel and 20 were executive, financial and administrative personnel. None of the Company's employees are represented by a labor union, and the Company has never incurred a work stoppage. In addition to the Company's 101 personnel, the Company was utilizing the services of 46 independent contractors at December 31, 2002. These independent contractors act as consultants and they are not employees of the Company. There can be no assurance that the services of these independent contractors will continue to be available to the Company on terms acceptable to the Company.

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

         All ownership rights to software developed by the Company in connection with a client engagement are typically assigned to the client. In limited situations, the Company may retain ownership or obtain a license from its client, which permits the Company or a third party to market the software for the joint benefit of the client and the Company or for the sole benefit of the Company.
Seasonality

          The Company's business has not been affected by seasonality.

ITEM 2.  PROPERTIES

         The Company's executive office is located at 200 Park Avenue South, New York, NY 10003. The Company's executive office is approximately 8,400 square feet and is located in a leased facility with a term expiring in January 31, 2004. The Company also leases approximately 7,000 square feet in a facility in Clark, NJ. The lease on this facility expires on January 31, 2004.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in a pending lawsuit with Sovereign Bank over equipment leases related to its investment in Always-On Software, Inc. The Company does not expect the results of this lawsuit to have a material adverse effect on its financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2002.

         The Company submitted a proposal for an amendment to its Restated Certificate of Incorporation to effect a reverse split of its common stock at a ratio ranging from one-for-four to one-for-nine, grant the Board of Directors the authority to decide whether to effect the reverse split and if the Board elects to effect the reverse split, to select a split ratio within this range at its discretion. This amendment was approved at a Special Shareholder Meeting on January 21, 2003 as follows: 5,776,209 votes in favor of the amendment; 376,831 votes against the amendment; 400 votes abstained and 2,233,431 shares not voted. The Board has not authorized the reverse stock split as of March 20, 2003.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

         The Company's Common Stock is currently listed on The Nasdaq SmallCap MarketSM ("Nasdaq") under the symbol "TACX." TACT completed an initial public offering of its Common Stock in August 8, 1997 and was listed on the Nasdaq National Market. Prior to that date, there was no market for the Company's Common Stock. In August 2002, the Company's common stock transitioned to the Nasdaq SmallCap Market.

         The following table sets forth the quarterly range of high and low bid prices of the Company's Common Stock since January 1, 2001 as reported by
Nasdaq:

    2001                               High           Low
    ----                               ----           ---
    First Quarter                      $2.375         $1.000
    Second Quarter                      1.031           .330
    Third Quarter                        .580           .330
    Fourth Quarter                       .650           .220

    2002                               High           Low
    ----                               ----           ---
    First Quarter                       $.600          $.190
    Second Quarter                       .690           .250
    Third Quarter                        .770           .310
    Fourth Quarter                       .500           .210

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

Holders

         The Company estimates that there were approximately 18 holders of record of the Company's Common Stock on March 20, 2003. The Company believes that the number of beneficial shareholders exceeds 600. There was one holder of the Company's Series A Preferred Stock and one holder of the Company's Series B Preferred Stock on March 20, 2003.

Recent Sales of Unregistered Securities

         On August 12, 2002, the Company issued 530,304 shares of Series A Preferred Stock to Shmuel BenTov in exchange for $350,000.64. On November 12, 2002, the Company issued 41,311 shares of Series B Preferred Stock to Mr. Yosi Vardi in exchange for $27,265.26. The Company relied upon the exemption from registration set forth in Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering, in issuing the stock to Shmuel BenTov and Yosi Vardi. Based upon discussions with and representations made by the investors, the Company reasonably believed that such investors were accredited and sophisticated investors. Mr. BenTov and Mr. Vardi had access to information on the Company necessary to make an informed investment decision. The shares of Series A and Series B Preferred Stock are convertible into Common Stock on a 1:1 basis subject to adjustment for stock splits, consolidations and stock dividends. In addition, the shares of Series A and Series B Preferred Stock are entitled to a 7% cumulative dividend payable semi-annually. The Company has also agreed to grant "piggyback" registration rights to Mr. BenTov and Mr. Vardi for the shares of Common Stock issuable upon conversion of the Series A and Series B Preferred Stock. The Company will use the proceeds from the sale of Series A and Series B Preferred Stock for general working capital purposes.

            Pursuant to a Stock Purchase Agreement dated as of June 28, 2002 among the Company, International Object Technology, Inc. ("IOT") and the holders of all the issued and outstanding capital stock of IOT (the "IOT Stockholders"), the Company sold an aggregate of 1,270,000 shares of unregistered common stock to the IOT Stockholders and agreed to pay an aggregate of $650,000 in cash in deferred payments over the next 30 months in exchange for all the issued and outstanding capital stock of IOT (the "Acquisition"). The Acquisition closed on July 19, 2002. The Company relied upon the exemption from registration set forth in Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering, in issuing the stock to the IOT Stockholders. Based upon discussions with and representations made by the IOT Stockholders, the Company reasonably believed that such IOT Stockholders were accredited and/or sophisticated investors. The Company granted to each IOT Stockholder access to information on the Company necessary to make an informed investment decision.

           In 2002, the Company issued an aggregate of 393,000 stock options, each with a term of 10 years from the date of grant, pursuant to its Stock Option and Award Plan. The options have initial exercise prices that range from $0.31 to $0.43 per share and they have vesting periods that range from immediately vesting to vesting over 4 years.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table contains certain financial and operating data and is qualified by the more detailed Consolidated Financial Statements and Notes thereto included herein. The selected financial data in the table is derived from the Company's Consolidated Financial Statements and Notes thereto, which includes financial data from IOT from the date of acquisition on July 19, 2002. The selected financial data should be read in conjunction with the Financial Statements and Notes thereto and other financial information included herein.

                            Selected Financial Data
           (in thousands, except number of shares and per share data)

                                                                             Year Ended December 31,
                                                     -----------------------------------------------------------------------
                                                        2002           2001           2000           1999           1998
                                                     -----------    -----------    -----------    -----------    -----------
Statement of Operations Data:
    Revenues                                         $    24,009    $    36,227    $    55,022    $    53,517    $    48,925
    Income (loss) from operations                           (130)       (13,472)       (18,124)        (3,203)         4,287
    Income (loss) before extraordinary item                  155        (13,900)       (16,798)        (2,667)         2,785
    Extraordinary item                                        49            249           --             --             --
    Net income (loss)                                        204        (13,651)       (16,798)        (2,667)         2,785
    Net income (loss) per share-basic and dilutive
        before extraordinary item                    $      0.02    $     (1.95)   $     (2.65)   $     (0.49)   $      0.51
    Extraordinary item                                      0.01           0.03           --             --             --
    Net income (loss) per share-basic
        and dilutive                                 $      0.03    $     (1.92)   $     (2.65)   $     (0.49)   $      0.51
    Weighted average shares used in per
        share calculation-basic                        7,694,460      7,116,871      6,329,927      5,485,000      5,485,000
    Weighted average shares used in per
        share calculation-diluted                      7,986,690      7,116,871      6,329,927      5,485,000      5,488,356

Balance Sheet Data
    Total assets                                     $     8,046    $     8,957    $    27,038    $    28,582    $    28,772
    Long-term liabilities                                    386             53            457            561             15
    Stockholders' equity                                   5,325          4,119         17,770         22,516         25,183
    Number of shares outstanding at
         year end                                      8,386,871      7,116,871      7,116,871      5,485,000      5,485,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of significant factors affecting the Company's operating results and liquidity and capital resources should be read in conjunction with the accompanying consolidated financial statements and related notes.

Overview

         Since 1983, TACT has provided IT services and solutions to Fortune 1000 companies and other large organizations. In 1997, TACT became a public company (Nasdaq SmallCap: TACX), headquartered in New York, NY. In addition, TACT has an office in Clark, NJ.

         Rapid technological advance, and the wide acceptance and use of the Internet as a driving force in commerce, accelerated the growth of the IT industry through 2001. These advances included more powerful and less expensive computer technology, the transition from predominantly centralized mainframe computer systems to open and distributed computing environments and the advent of capabilities such as relational databases, imaging, software development productivity tools, electronic commerce ("e-commerce") applications and web-enabled software. These advances expanded the benefits that users can derive from computer-based information systems and improved the price-to-performance ratios of such systems. As a result, an increasing number of companies were employing IT in new ways, often to gain competitive advantages in the marketplace, and IT services have become an essential component of their long-term growth strategies. The same advances that have enhanced the benefits of computer systems rendered the development and implementation of such systems increasingly complex. In addition, there was a shortage of IT consultants qualified to support these systems. Accordingly, organizations turned to external IT services organizations such as TACT to develop, support and enhance their internal IT systems. However, during 2002 and continuing into 2003 there has been a slowdown in IT spending coincident with the general economic slowdown. This has resulted in revenue decreases at many IT service companies and is expected to continue for the remainder of 2003.

         TACT is an end-to-end IT solutions and services provider focused on leveraging existing systems and data. The Company's goal is to empower customers through the utilization of technology to reduce costs, improve services and increase revenues. The Company delivers migrations and conversions of legacy systems, web enablement of existing systems, customer development, strategic sourcing and enterprise wide IT consulting, software and solutions.

          Approximately 95% of the Company's consulting services revenues were generated from the hourly billing of its consultants' services to its clients under time and materials engagements, with the remainder generated under fixed-price engagements for 2002. During 2003 the Company expects to decrease revenue generated from hourly billing by 10 to 15 percent and increase revenue, which is generated under fixed price contracts by a similar amount.

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

         When TACT is engaged by its clients to implement IT solutions or services it uses its Smart Approach. TACT's Smart Approach is a leading edge set of end-to-end solutions and services that include Strategy, Methodology, Architecture, Resources and Tools. The Strategy is developed together with the client to ensure that the client's goals and objectives are met. The Methodology is a Tried and True TACT Methodology that is followed in order to implement the Strategy. The solutions and services are built on a robust Architecture. Utilize highly qualified TACT Resources and Exploits best-of-breed Tools.

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

         The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company's operating performance is primarily based upon billing margins (billable hourly rate less the consultant's hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). During 2000 and the first half of 2001, the Company's margins were adversely affected by a decrease in billing rates and a reduction in consultant utilization rate; however, gross margins began to improve in the second half of 2001, primarily due to improved utilization rates and decreases in consultant costs. Large portions of the Company's engagements are on a time and materials basis. While most of the Company's engagements allow periodic price adjustments to address, among other things, increases in consultant costs, during 2001, 2002 and into 2003 clients have been adverse to accepting cost increases. TACT also actively manages its personnel utilization rates by constantly monitoring project requirements and timetables. Through the Company's cost containment and work force rationalization efforts TACT's utilization rates began to improve in the second half of 2001 and continued throughout 2002. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in TACT's training programs in order to expand their technical skill sets. TACT carefully monitors consultants that are not utilized and has established guidelines for the amount of non-billing time that it allows before a consultant is terminated.

         Historically, the Company has also generated revenues by selling software licenses. In addition to initial software license fees, the Company also derives revenues from the annual renewal of software licenses. Revenues from the sale of software licenses are recognized upon delivery of the software to a customer, because future obligations associated with such revenue are insignificant. Beginning in 1999 and extending through December 31, 2002, the Company has limited its emphasis on software sales. This has resulted in a significant reduction in software sales starting in the second half of 1999 through December 31, 2002. This trend is expected to continue with software sales only being ancillary to the Company's IT solutions and services.

         On October 2, 1998, the Company made an investment in a Web integrator, T3 Media, Inc., of $3 million of non-voting convertible preferred stock. On June 23, 1999, the Company converted its preferred stock into a 30% common stock ownership interest and increased its ownership interest in T3 Media to approximately 51% by an additional investment in T3 Media's common stock of $370,000. The acquisition of T3 Media was accounted for using the purchase method of accounting. Accordingly, the results of operations of T3 Media are included in the Company's consolidated results of operations from the date of acquisition. The excess of the purchase price over the estimated fair value of the net identifiable assets acquired totaled $4.0 million and was recorded as goodwill and was being amortized using the straight-line method over 7 years. After extensive review of changing market conditions, it was determined that the carrying value of $3.1 million of the intangibles and certain other fixed assets could not be supported, resulting in an aggregate write-off of $3.9 million in the fourth quarter of 2000. Due to the continued deterioration in revenues and market conditions for T3 Media's services, the operations of T3 Media ceased in the second quarter of 2001. Accordingly, the Company recorded additional charges of $1.2 million related to termination costs and the settlement of the various operating lease obligations, in the second quarter of 2001.

         In 1999 and 2000, the Company made a minority investment in LightPC.com (renamed Always-On Software, Inc.) in the aggregate amount of $2.3 million. At December 31, 2000, the Company owned approximately 10% of Always-On Software, Inc. Always-On Software, Inc. was a global provider of ASP based in New York City. The Company's investment in Always-On was subject to periodic review to ensure that its market value exceeded its carrying value. The market conditions for companies operating in this sector became increasingly adverse in 2001. Due to the deteriorating conditions of the ASP market and deteriorating cash reserves, Always-On Software, Inc. ceased operations in July 2001. As a result, the Company recorded a charge of $2.3 million to reflect the impairment in the value of its investment in the second quarter of 2001. In the fourth quarter of 2001, Always-On Software Inc. merged with Veracicom, Inc. and the Company received warrants in this transaction. The Company considers these warrants to have a nominal value, if any. In the third quarter of 2002, the Company wrote off the balance of its minority investment in Always-On Software Inc.

         On July 19, 2002, the Company, acquired all of the common stock of International Object Technology, Inc. (IOT) for a combination of deferred cash consideration of $650,000 and 1,270,000 shares of TACT unregistered Common Stock valued at $635,000. The acquisition of IOT was accounted for using the purchase method of accounting. Accordingly, the results of operations of IOT are included in the Company's consolidated results of operation from the date of acquisition. The purchase price of the acquisition exceeded the fair market value of the net assets acquired, resulting in the recording of goodwill of $1,181,520 and other identifiable intangibles of $312,000 with the identifiable intangible assets being amortized over a three year period on a straight line basis. IOT was a privately owned, professional services firm that provides data management and business intelligence solutions, technology consulting and project management services. The acquisition is expected to increase the depth of the Company's services and solution offerings and provide the Company with significant cross-selling opportunities.

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

Goodwill and Intangible Assets

         The Company's goodwill is evaluated and tested on a periodic basis by an independent third party. If it is determined that goodwill has been impaired it will be written down at that time.

         The Company's useful life of its intangible assets has been evaluated and it was determined that they will be amortized over a three year period.

Revenue Recognition

         Consulting revenues are recognized as services are provided. Revenue from sales of software licenses is recognized upon delivery of the software to a customer because future obligations associated with such revenue are insignificant. Customers for consulting revenues are billed on a weekly, semi-monthly and monthly basis. Fixed fee contracts are accounted for under the percentage-of-completion method. Any anticipated contract losses are estimated and accrued at the time they become known and estimable.

Allowance for Doubtful Accounts

         The Company monitors its accounts receivable balances on a monthly basis to ensure that they are collectible. On a quarterly basis, the Company uses its historical experience to accurately determine its accounts receivable reserve. The Company's allowance for doubtful accounts is an estimate based on specifically identified accounts as well as general reserves. The Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations. In these cases, management uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. The Company also establishes a general reserve for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, the Company's estimate of the recoverability of amounts due the Company could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known.

Results of Operations

         The following table sets forth the percentage of revenues of certain items included in the Company's Statements of Operations:

                                                    Year Ended December 31,
                                                ------------------------------
                                                 2002        2001        2000
                                                ------      ------      ------
Revenues                                         100.0%      100.0%      100.0%
Cost of revenues                                  70.2%       75.5%       71.0%
                                                ------      ------      ------
Gross profit                                      29.8%       24.5%       29.0%
Operating expenses                                30.3%       61.7%       61.9%
                                                ------      ------      ------
Income/Loss from operations                        (.5)%     (37.2)%     (32.9)%
                                                ------      ------      ------
Income/Loss before extraordinary item              0.6%      (38.4)%     (30.5)%
Extraordinary item                                 0.2%        0.7%        0.0%
                                                ------      ------      ------
Net loss                                           0.8%      (37.7)%     (30.5)%
                                                ======      ======      ======

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

         Revenues. Revenues of the Company decreased by $12.2 million, or 33.7%, from $36.2 million for the year ended December 31, 2001 to $24 million for the year ended December 31, 2002. The decrease was primarily attributable to a slowdown in the IT industry, which resulted in the cessation of operations of T3 Media, the closing of three of the Company's Solution Branches and bringing the Company back to its core IT solutions and services businesses, which was partially offset by an increase in revenues of $1,689,000 as a result of the acquisition of IOT.

          Software licensing revenues decreased by $100,000, or 7%, from $1.4 million in 2001 to $1.3 million in 2002. This decrease is attributable to the Company placing less emphasis on software sales. Software sales are expected to be ancillary to the Company's total revenues in future years.

         Revenues from training represented less than 1% of the Company's total revenues in 2001. Training services were terminated in 2001.

         Gross Profit. The resulting gross profit for 2002 decreased by $1.8 million, or 19%, from $8.9 million in 2001 to $7.1 million in 2002. As a percentage of total revenues, gross margin for the year increased from 24.5% in 2001 to 29.8% in 2002. Gross margin improved due to the Company's lower consultant costs, a higher utilization rate, and software revenues, which have a higher gross margin than consulting services, being a larger percentage of total revenues compared to the prior year, which was partially offset by a lower gross margin from IOT revenues.

         Operating Expenses. Operating expenses are comprised of Selling, General and Administrative ("SG&A") expenses, provision for doubtful accounts, depreciation and amortization and impairment of assets and restructuring charges. Operating expenses decreased by $15 million, or 67%, from $22.3 million in 2001 to $7.3 million in 2002. The SG&A expenses decreased by $5.3 million or 46% from $11.3 million in 2001 to $6.2 million in 2002. The decrease is primarily attributable to T3 Media's cessation of operations ($1.1 million) and a decrease in the Company's payroll costs ($3.8 million) due to its restructuring efforts. In addition, the Company wrote off approximately $272,000 of T3 Media's accounts payable from prior years. The provision for doubtful accounts decreased $918,000 or 97% from $943,000 in 2001 to $25,000 in 2002. The decrease was largely attributable to improvement in the Company's collections and daily monitoring of receivables and cash balances. Depreciation and amortization decreased $284,000 or 28% from $1.2 million in 2001 to $873,000 in 2002. This decrease is attributable to the closing of T3 Media, the closing of several of the Company's Solution Branches and the reduction in office space in its New York headquarters. Impairment of assets and restructuring charges decreased by $8.55 million, or 98%, from $8.7 million in 2001 to $150,000 in 2002. The 2002 charge primarily related to the write-down of the Company's investment in Methoda Computer Ltd. The 2001 charge related to the following: the Company closing four of its Solution Branches ($832,000), reducing its office space in its New York headquarters by approximately 50% ($867,000), closing of T3 Media ($1.6 million), the write-down of its investment in Always-On Software, Inc. due to the termination of Always-On's operations ($2.3 million), the write-off of prepaid software licenses resulting from lack of sales due to the economic down-turn and the determination that the software no longer had any value ($2.0 million), severance costs due to staff reductions ($699,000) and other associated costs ($394,000).

         Taxes. During the first quarter of 2002, the Company recorded a tax refund of $439,000 resulting from a 2002 change in tax law allowing the Company to carry-back its net operating losses for five years instead of the two years previously allowed.

         Income/Loss Before Extraordinary Item. As a result of the above-mentioned factors, the Company had income before extraordinary item of approximately $155,000 in 2002, compared to a loss of $13.9 million in 2001.

         Extraordinary Item. During the first quarter of 2002, the Company recorded income of $49,000 resulting from the extinguishments of debt associated with the settlement of T3 Media's capital leases at less than their carrying value.

         Net Income (Loss). As a result of the above, the Company had net income of $204,000 in 2002 compared to a net loss of $13.7 million in 2001.

Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

         Revenues. Revenues of the Company decreased by $18.8 million, or 34.2%, from $55.0 million for the year ended December 31, 2000 to $36.2 million for the year ended December 31, 2001. The decrease was primarily attributable to a slowdown in the IT industry, which resulted in the cessation of operations of T3 Media ($7.0 million) and bringing the Company back to its core IT solutions and services ($11.3 million).

          Software licensing revenues decreased by $500,000, or 26.3%, from $1.9 million in 2000 to $1.4 million in 2001. This decrease is attributable to the Company placing less emphasis on software sales. Software sales are expected to be ancillary to the Company's total revenues in future years.

         Revenues from training services represented less than 1% of the Company's total revenues in both 2001 and 2000. The Company's training services were terminated in 2001.

         Gross Profit. The resulting gross profit for 2001 decreased by $7.1 million, or 44.4%, from $16.0 million in 2000 to $8.9 million in 2001. As a percentage of total revenues, gross profit decreased from 29.0% of revenues in 2000 to 24.5% of revenues in 2001. Gross margin was adversely affected, primarily during the first half of 2001, by a decrease in billing rates and a reduction in consultant utilization rate; however, this trend began to reverse in the second half of 2001. Gross profit margins significantly improved in the second half of 2001, which averaged 31.8%, compared to the first half, which averaged 19.7%.

         Operating Expenses. Operating expenses are comprised of SG&A expenses, provision for doubtful accounts, depreciation and amortization and impairment of assets and restructuring charges. Operating expenses decreased by $11.7 million, or 34.4%, from $34.1 million in 2000 to $22.3 million in 2001. SG&A expenses decreased by $14.5 million or 55.7%, from $26.1 million in 2000 to $11.5 million in 2001. The decrease is primarily attributable to T3 Media's cessation of operations ($5.8 million), a decrease in the Company's payroll costs ($4.6 million) and a decrease of other SG&A expenses due to its restructuring efforts. The provision for doubtful accounts decreased $729,000 or 43.6% from $1.7 million in 2000 to $943,000 in 2001. The decrease was largely attributable to improvement in the Company's collection techniques and daily monitoring of receivables and cash balances. Depreciation and amortization decreased $1.3 million or 53.2% from $2.5 million in 2000 to $1.2 million in 2001. This decrease is attributable to the closing of T3 Media, the closing of several of the Company's Solution Branches and the reduction in office space in its New York headquarters. Impairment of assets and restructuring charges increased by $4.8 million, or 124.7% from $3.9 million in 2000 to $8.7 million in 2001. The 2001 charge related to the following: the Company closing four of its Solution Branches ($832,000), reducing its office space in its New York headquarters by approximately 50% ($867,000), closing of T3 Media ($1.6 million), the write-down of its investment in Always-On Software, Inc. due to the termination of Always-On's operations ($2.3 million), the write-off of prepaid software licenses resulting from lack of sales due to the economic down-turn and the determination that the software no longer had any value ($2.0 million), severance costs due to staff reductions ($699,000) and other associated costs ($394,000). The 2000 charge primarily related to the write-off of T3 Media's goodwill and fixed assets no longer in use.

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

Liquidity and Capital Resources

          The Company has a line of credit of $4.0 million with Keltic Financial Partners, LP, based on the Company's eligible accounts receivable balances. The line of credit has certain financial covenants, which the Company must meet on a quarterly basis. There was no outstanding balance at December 31, 2002, compared to an outstanding balance of $1.9 million at December 31, 2001. The Company's Chief Executive Officer initially guaranteed $1 million of the line of credit. The line of credit bears interest at a variable rate based on prime plus 2% and the rate was 6.25% at December 31, 2002. In July 2002, the credit line was amended to reduce the guarantee of the Company's Chief Executive Officer to $400,000, and to reflect the Company's acquisition of International Objects Technology, Inc. The Company's previous line of credit was for $2.1 million and was fully guaranteed by the Company's Chairman, Chief Executive Officer and President.

         One of the Company's subsidiaries, T3 Media, which ceased operations in 2001, had a demand loan with a bank. The T3 Media demand loan, which was guaranteed by the Company, was paid down and cancelled in January of 2002. The amount outstanding on T3 Media's demand loan at December 31, 2001 was $4,700.

          T3 Media had entered into a series of capital lease obligations, which the Company had guaranteed to finance its expansion plans, covering leasehold improvements, furniture and computer-related equipment. The amount outstanding under such leases was approximately $291,000 at December 31, 2002. The Company continues the process of negotiating buy-outs on these leases.

         The Company's cash balances were approximately $1.8 million at December 31, 2002 and $947,000 at December 31, 2001. Net cash provided by operating activities in 2002 was approximately $2.8 million compared to $575,000 in 2001, and compared to net cash used of $14.4 million in 2000.

         The Company's accounts receivable, less allowance for doubtful accounts, at December 31, 2002 and December 31, 2001 were $3.1 million and $5.3 million, respectively, representing 49 and 69 days of sales outstanding, respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due because improved collection techniques and daily monitoring of receivables and cash balances have been implemented. Collection of receivables is one of the Company's highest priorities and improved collections was one of the primary reasons for the improvement in cash provided by operations.

         For the twelve months ended December 31, 2002, the Company had revenues from two customers, which represented 25%, and 24% of revenues. The Company's services for the customer that represents 25% of the Company's revenues declined in the fourth quarter of 2002 and will continue to decline in the first quarter of 2003. For the year ended December 31, 2001, the Company had revenues from three customers, which represented 19%, 19% and 13% of revenues, respectively. No other customer represented greater than 10% of the Company's revenues for such periods.

         During 2002, the Company continued the restructuring of its operations and took a charge of $150,000. This charge consisted of $18,000 for the write-off of the remaining balance of the Company's investment in Always-On Software, Inc., and $132,000 write-down of the Company's investment in Methoda Computer Ltd. During 2001, the Company restructured its operations and took a charge of approximately $8,711,000. This charge consisted of $2,303,000 for the write-down for substantially all of the Company's investment in Always-On Software, Inc., $2,000,000 for the write off of all prepaid software licenses because it was determined that it no longer had any value, $1,616,000 for lease expenses, write-off of leaseholds and other fixed assets due to the cessation of T3 Media, Inc.'s operations, $832,000 for lease expenses, write-off of leaseholds and other fixed assets related to the closing of several of its Solution Branches, $867,000 for lease expenses, write-off of leaseholds and other fixed assets related to the reduction of office space in its New York headquarters, $699,000 for severance costs and $394,000 for other associated costs. During 2000, the Company wrote-off approximately $3.9 million, which related to the impairment of goodwill, write-down of fixed assets no longer in use and other charges. These charges related to the Company's majority-owned subsidiary, T3 Media, Inc.

         Net cash used in investing activities was approximately $291,000, $59,000, and $3.4 million for the year ended December 31, 2002, 2001 and 2000, respectively. In each of the three years, this represented additions to property and equipment of $47,000, $199,000, and $890,000 respectively.

          On July 19, 2002, the Company acquired all of the Common Stock of IOT for a combination of cash consideration of $650,000 and 1,270,000 shares of TACT unregistered Common Stock valued at $635,000.

           The schedule of payment of the cash consideration of $650,000 is as follows: $140,000 on September 2, 2002; $210,000 on April 1, 2003; $100,000 on
April 1, 2004 and $200,000 on January 2, 2005. The excess of the purchase price over the estimated fair value of the net identifiable assets acquired totaled $1,494,000 and was allocated as follows; $312,000 to intangible assets which is being amortized on a straight line basis over thirty six months, and $1,182,000 to goodwill. The three majority shareholders of IOT received employment agreements for a three-year period at an annual salary of $160,000 per year each. From the date of acquisition through the end of year 2002, the Company recorded revenue in the amount of $1,689,000.

          In 2000, $2.5 million in cash was used for making minority investments in two different companies, Always-On Software, Inc. ($2,000,000) and Methoda Computer Ltd. ($500,000).

         Net cash used in financing activities was approximately $1.7 million in 2002, and $408,000 in 2001, while $13.6 million was provided by financing activities in 2000.

         On August 12, 2002, the Company issued 530,304 shares of Series A Preferred Stock to Shmuel BenTov in exchange for $350,000.64. On November 12, 2002, the Company issued 41,311 shares of Series B Preferred Stock to Mr. Yosi Vardi in exchange for $27,265.26. The Company relied upon the exemption from registration set forth in Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering, in issuing the stock to Shmuel BenTov and Yosi Vardi. Based upon discussions with and representations made by the investors, the Company reasonably believed that such investors were accredited and sophisticated investors. Mr. BenTov and Mr. Vardi had access to information on the Company necessary to make an informed investment decision. The shares of Series A and Series B Preferred Stock are convertible into Common Stock on a 1:1 basis subject to adjustment for stock splits, consolidations and stock dividends. In addition, the shares of Series A and Series B Preferred Stock are entitled to a 7% cumulative dividend payable semi-annually. The Company has also agreed to grant "piggyback" registration rights to Mr. BenTov and Mr. Vardi for the shares of Common Stock issuable upon conversion of the Series A and Series B Preferred Stock. The Company will use the proceeds from the sale of Series A and Series B Preferred Stock for general working capital purposes.

           In the year 2001 the Company did not sell any equity securities. During 2000, the Company sold an aggregate of 1,624,996 shares of Common Stock to investors for aggregate proceeds of approximately $12.0 million, in each case in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering.

         In 2000, 6,875 shares of Common Stock were issued pursuant to the exercise of options issued under the Company's stock option plan. No shares of Common Stock were issued pursuant to the exercise of options issued under the Company's stock option plan in 2001 or 2002.

         The Company is involved in a pending lawsuit with Sovereign Bank over equipment leases related to its investment in Always-On Software, Inc. The Company does not expect the results of this lawsuit to have a material adverse effect on its financial statements.

         The Company has the following commitments as of December 31, 2002:

                                                     Payments Due in
                                                 -----------------------
                         Total         2003         2004         2005         2006
                       ----------   ----------   ----------   ----------   ----------
Automobile Loan        $   52,759   $   12,318   $   13,078   $   13,885   $   13,478
Shareholder Loan          133,832       55,770       57,985       20,077         --
Acquisition Note          510,000      210,000      100,000      200,000         --
Employment Contracts      960,000      720,000      240,000         --           --
                       ----------   ----------   ----------   ----------   ----------
Total                  $1,656,591   $  998,088   $  411,063   $  233,962   $   13,478
                       ==========   ==========   ==========   ==========   ==========

         In management's opinion, cash flows from operations and borrowing capacity combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months. There may be circumstances that would accelerate its use of liquidity sources, including, but not limited to, its ability to implement a profitable business model, which may include further restructuring charges. If this occurs, the Company may, from time to time, incur additional indebtedness or issue, in public or private transactions, equity or debt securities. However, there can be no assurance that suitable debt or equity financing will be available to the Company.

Impact of New Accounting Standards to Be Implemented

         See page F-10 of the consolidated financial statements for a discussion of the impact of new accounting standards to be implemented.

Inflation

         The Company has not suffered material adverse affects from inflation in the past. However, a substantial increase in the inflation rate in the future may adversely affect customers' purchasing decisions, may increase the costs of borrowing, or may have an adverse impact on the Company's margins and overall cost structure.

Factors that Could Affect Operating Results

         Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the SEC. Such forward-looking statements involve risk and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements may include, without limitation, statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "forecasts," "intends," "possible," "expects," "estimates," "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to the following factors, among other risks and factors identified from time to time in the Company's filings with the SEC. Among the important factors on which such statements are based are assumptions concerning the anticipated growth of the information technology industry, the continued needs of current and prospective customers for the Company's services, the availability of qualified professional staff, and price and wage inflation.

         Operating Losses

         The Company has incurred operating losses in the last three years. In the year ended December 31, 2002, the Company had an operating loss of $130,000 and net income of $204,000. In the year ended in December 31, 2001, the Company had an operating loss of $13.5 million and a net loss of $13.7 million, of which $1.0 million was attributable to T3 Media (including certain expenses associated with the close down of T3 Media's operations ($1.6 million)). The remaining net loss for the year was attributable to the Company and includes certain one-time charges of $7.1 million associated with the impairment of assets and restructuring charges. In the year ended December 31, 2000, the Company had an operating loss of $18.1 million and a net loss of $16.8 million of which $5.5 million was attributable to T3 Media (including certain one-time charges referred to below). In addition, in the fourth quarter of 2000, the Company recorded a $3.9 million charge to reflect the impairment of goodwill and other related charges relating to T3 Media. There is no guarantee that the Company can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly the Company will continue to experience losses and the results of operations and financial condition will be materially and adversely affected.

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

         Dependence on Limited Number of Clients

         The Company derives a significant portion of its revenues from a relatively limited number of clients primarily located in the New York/New Jersey metropolitan area of the United States. Adverse economic conditions affecting this region could have an adverse effect on the financial condition of its clients located there, which in turn could adversely impact its business and future growth. Revenues from its ten most significant clients accounted for a majority of its revenues for each of the three years ended December 31, 2002. In each of the last three years, the Company had at least one customer with revenues exceeding 10% of the Company's revenues. For the year ended December 31, 2002, the Company had revenues from two customers which represented 25% and 24% of revenues, respectively. The Company's services for the customer, that represents 25% of the Company's revenues, are expected to decrease in the first quarter of 2003. For the year ended December 31, 2001, the Company had revenues from three customers which represented 19%, 19% and 13% of revenues, respectively. For the year ended December 31, 2000, the Company had revenues from one customer, which represented 17% of revenues. Besides these customers, no other customer represented greater than 10% of the Company's revenues. In any given year, its ten most significant customers may vary based upon specific projects for those clients during that year. There can be no assurance that its significant clients will continue to engage it for additional projects or do so at the same revenue levels. Clients engage the Company on an assignment-by-assignment basis, and a client can generally terminate an assignment at any time without penalties. The loss of any significant customer could have a material adverse effect on its business, results of operations and financial condition. A failure of the Company to develop relationships with new customers could have a material adverse effect on its business, results of operations and financial condition.

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

         Rapid Technological Change

         The Company's business is subject to rapid technological change and is dependent on new solutions. Its success will depend in part on its ability to develop information technology solutions to meet client expectations, and offer software services and solutions that keep pace with continuing changes in information technology, evolving industry standards, changing client preferences and a continuing shift to outsourced solutions by clients. The Company cannot assure you that it will be successful in adequately addressing the outsourcing market or other information technology developments on a timely basis or that, if addressed, the Company will be successful in the marketplace. The Company also cannot assure you that products or technologies developed by others will not render its services uncompetitive or obsolete. Its failure to address these developments could have a material adverse effect on its business, results of operations and financial condition.

         e-Business Initiatives

         The Company faces difficulties typically encountered by development state companies in rapidly evolving markets because of its e-commerce initiative. The Company provides web enablement services and solutions and other related e-business services. Revenues from its e-business services constituted 40% of revenues for the year ended December 31, 2002, 46% of revenues for the year ended December 31, 2001 and 51% for the year ended December 31, 2000. The Company cannot assure you that any products or services developed by it, or its strategic partners will achieve market acceptance. The risks involved in these service offering include the Company's and its strategic partners' abilities to:

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

         Billing Margins

         The Company's ability to maintain billing margins is uncertain. It derives revenues primarily from the hourly billing of consultants' services and, to a lesser extent, from fixed-price projects. Its most significant cost is project personnel cost, which consists of consultant salaries and benefits. Thus, its financial performance is primarily based upon billing margin (billable hourly rate less the consultant's hourly cost) and personnel utilization rates (number of days worked by a consultant during a two-week billing cycle divided by the number of billing days in that cycle). The gross margin increased in 2002 due principally to a higher consultant utilization rate, resulting from the Company's aggressive cost containment and workforce rationalization efforts. There can be no assurance, however, that its revenues will continue to be billed primarily on a time and materials basis or that the Company's cost containment and workforce rationalization effects will continue to provide positive results. In addition, during the past two years the Company's clients have been adverse to increases in any costs of the Company's services.

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

         Dependence on Chief Executive Officer

         The Company's success is highly dependent upon the efforts and abilities of Shmuel BenTov, its Chairman, Chief Executive Officer and President. Mr. BenTov has entered into an employment agreement with the Company, which terminates on December 31, 2004. Although his employment agreement contains non-competition, non-disclosure and non-solicitation covenants, this contract does not guarantee that Mr. BenTov will continue his employment with Company. The loss of services of Mr. BenTov for any reason could have a material adverse effect upon the Company's business, results of operations and financial condition.

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

         Possible Removal From Quotation Of Common Stock On Nasdaq And Resulting Market Illiquidity

         On February 14, 2002, the Company was informed by Nasdaq that it had failed to maintain a closing bid price of at least $1.00 per share and a market value of publicly held shares of at least $5,000,000 for 30 consecutive trading days, and therefore the Company did not comply with the requirements as set forth in Nasdaq Marketplace Rules 4450(a)(5) and 4450(b)(2), respectively. Pursuant to Nasdaq rules, the Company was provided with a 90-day grace period, through May 15, 2002, to regain compliance with the minimum bid price and market value of public float requirements. The Company did not regain compliance within the proscribed time period. On May 23, 2002, the Company requested a hearing, which stayed the de-listing of the Company's common stock. On July 11, 2002, the Company participated in a hearing before the Nasdaq Listing Qualifications Panel (the "Nasdaq Panel"). On July 31, 2002, the Nasdaq Panel notified the Company that the Nasdaq Panel had determined not to grant any further exception to the minimum bid price and/or market value of publicly held shares requirements. The Nasdaq Panel further determined to transfer listing of the Company's common stock to The Nasdaq SmallCap Market, effective with the open of business on August 5, 2002 and gave the Company an extension of 180 days until February 10, 2003 to meet the minimum requirement of $1.00 per share.

         On February 19, 2003, the Company announced that it had been granted a sixty-day extension to April 14, 2003 to comply with Nasdaq's minimum bid price requirement necessary to remain listed on the Nasdaq SmallCap Market. The extension was granted by Nasdaq while it deliberates on the modifications to its listing requirements proposed by its Board of Directors, which could provide issuers with additional time to satisfy the minimum bid price requirements.

         If the Company's Common Stock were removed from quotation on The Nasdaq SmallCap Market any trading in the Company's Common Stock would thereafter be conducted in the over-the-counter market on the OTC Electronic Bulletin Board or in the "pink sheets." Accordingly, the liquidity of the Company's Common Stock could be reduced and the coverage of the Company by security analysts and media could be reduced, which could result in lower prices for the Company's Common Stock than might otherwise prevail and could also result in spreads between the bid and asked prices for the Company's Common Stock. Additionally, certain investors will not purchase securities that are not quoted on The Nasdaq SmallCap Market, which could materially impair the Company's ability to raise funds through the issuance of its Common Stock or other securities convertible into its Common Stock.

         In addition, if the Company's Common Stock is removed from quotation on Nasdaq and the trading price of its Common Stock is less than $5.00 per share, trading in its Common Stock would also be subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended. Under that Rule, broker and dealers who recommend such low priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the SEC, any equity security not traded on an exchange or quoted on Nasdaq or the OTC Bulletin Board that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the market liquidity of the Company's Common Stock. There can be no assurance that the Company's Common Stock will not be removed from quotation on Nasdaq or treated as penny stock.

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

         Going Concern

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2002, the Company reported net income of $204,000, but for the years ended December 31, 2001 and 2000, the Company reported net losses of $13.7 million and $16.8 million, respectively. Additionally, the Company has an accumulated deficit of $28.8 million at December 31, 2002. The Company believes that its continuing focus on cost reductions, together with a number of other operational changes, has resulted in the attainment of net earnings during 2002. There can be no assurance that the Company will remain profitable in future quarters.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has not entered into the market risk sensitive transactions required to be disclosed under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See financial statements on pages F-1 through F-23 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Ernst & Young LLP was previously the principal accountants for The A Consulting Team, Inc. The A Consulting Team, Inc. dismissed Ernst & Young LLP on June 28, 2002.

         The decision to dismiss Ernst & Young LLP was approved by the Audit Committee of the Board of Directors of The A Consulting Team, Inc.

         In connection with the audits of the two fiscal years ended December 31, 2001, and the subsequent interim period through June 28, 2002, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. During the two most recent fiscal years and through June 28, 2002, there have been no reportable events (as defined in Regulation S-K 304(a)(1).

         The audit reports of Ernst & Young LLP on the financial statements of The A Consulting Team, Inc. as of December 31, 2001 and December 31, 2000 and for the years ended December 31, 2001 and December 31, 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

         The A Consulting Team, Inc. engaged Grant Thornton LLP as principal accountants on June 28, 2002. The decision to hire Grant Thornton LLP was approved by the Audit Committee of the Board of Directors of The A Consulting Team, Inc.

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

         Richard D. Falcone, 50, has been the Chief Financial Officer and Treasurer of the Company since July 2001 and was an advisor to the Company from January 2001 to July 2001. Mr. Falcone is a Certified Public Accountant and is a graduate of the University of Vermont. Prior to joining the Company, Mr. Falcone was the CFO for Acuent from January 1999 to July 2000 and Chief Operating Officer of Netgrocer.com from January 1997 to December 1998.

         Steven S. Mukamal, 63, has been a director of the Company since August 1997. Mr. Mukamal is the Chairman of the Compensation Committee as well as a member of the Audit Committee. Mr. Mukamal received a B.A. in 1962 from Michigan State University and a J.D./L.L.B. in 1965 from Brooklyn Law School. Since 1965, he has been a member and senior partner of the law firm Barst & Mukamal LLP. Mr. Mukamal specializes in the areas of immigration and nationality law, consular law and real estate and debt restructuring.

         Reuven Battat, 47, has been a director of the Company since August 1997. Mr. Battat is a member of the Compensation Committee as well as member of the Audit Committee. Mr. Battat has been the President and Chief Executive Officer of ProcureNet Inc. since January 2000. Mr. Battat was the Senior Vice President and General Manager of Global Marketing for Computer Associates International, Inc. and from 1995 through 1999. Mr. Battat was responsible for Computer Associates' worldwide marketing activities and long-term planning of product development in new and emerging markets.

         Robert E. Duncan, 55, has been a director of the Company since May 2002. Mr. Duncan is a member of the Compensation Committee. Mr. Duncan received a BBA in Finance and Accounting from Iona College in 1970. Since 1991, Mr. Duncan has been the Principal of Duncan Consulting, a management, consulting firm. Since 1998, he also has been the chairman of two area groups of The Executive Committee (TEC), an International Organization of Chief Executive Officers. From 1978 to 1991, Mr. Duncan held various management positions including President and Chief Operating Officer of General Bearing Corporation, a manufacturer and distributor of bearings, automotive products and industrial products.

         William Miller, 65, has been a director of the Company since July 2002. Mr. Miller is the Chairman of the Audit Committee. Mr. Miller is a private investor. He is a Certified Public Accountant and an Attorney. He was affiliated for eight years with Cantor Fitzgerald, an Investment Banking Firm, as Executive Vice President responsible for corporate finance, real estate, and retail sales. Subsequent to that he was with Telerate, a computer information services company.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and certain beneficial owners of the Company's equity securities (the "Section 16 Reporting Persons") to file reports of holdings of and transactions in the Company's equity securities with the Securities and Exchange Commission ("SEC"), and to furnish the Company with all copies of Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms that the Company has received, or written representations from the Section 16 Reporting Persons, to the Company's knowledge, all transactions in the Company's equity securities by the Company's
Section 16 Reporting Persons during the Company's last fiscal year were reported on-time, except as follows:

         Robert E. Duncan, a director of the Company, reported his initial statement of beneficial holdings late on a Form 3 filed on June 3, 2002.

         Richard D. Falcone, the Chief Financial Officer of the Company, reported a transaction late on a Form 4 filed on August 5, 2002.

         Shmuel Bentov, the Chairman, Chief Executive Officer and President of the Company, reported a transaction late on a Form 4 filed on August 28, 2002.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders, which will be filed with the SEC on or before April 30, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders, which will be filed with the SEC on or before April 30, 2003.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The Company has a line of credit of $4.0 million with Keltic Financial Partners, LP, based on the Company's eligible accounts receivable balances. The line of credit has certain financial covenants, which the Company must meet on a quarterly basis. There was no outstanding balance at December 31, 2002, compared to an outstanding balance of $1.9 million at December 31, 2001. The Company's Chief Executive Officer initially guaranteed $1 million of the line of credit. The line of credit bears interest at a variable rate based on prime plus 2% and the rate was 6.25% at December 31, 2002. In July 2002, the credit line was amended to reduce the guarantee of the Company's Chief Executive Officer to $400,000, and to reflect the Company's acquisition of International Objects Technology, Inc. The Company's previous line of credit was for $2.1 million and was fully guaranteed by the Company's Chairman, Chief Executive Officer and President.

         The Company's subsidiary, T3 Media, which ceased operations in 2001, had a demand loan with a bank. The T3 Media demand loan, which was guaranteed by the Company, was paid down and cancelled in January of 2002. The amount outstanding on T3 Media's demand loan at December 31, 2001 was $4,700.

         The Company presently employs, Victoria Bentov, the sister of the Chief Executive Officer and President, as a billable consultant and at an annual salary of approximately $80,000.


ITEM 14. CONTROLS AND PROCEDURES.

         Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c ) and 15d-14(c ) of the Securities Exchange Act of 1934) within 90 days of this report and each has concluded that such disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Audit Fees. During the year ended December 31, 2002, the aggregate fees paid to Grant Thornton LLP for the audit of the Company's financial statements for such year and for the reviews of the Company's interim financial statements for the second, third and fourth quarter were $92,409. There were no fees paid to Grant Thornton in the year of 2001, due to the fact that they did not assume responsibility as principal accountants for the Company until the second quarter of 2002.

         During the year ended December 31, 2002, the aggregate fees paid to Ernst & Young LLP for the audit of the Company's financial statements were $141,000. During the year ended December 31, 2001, the aggregate fees paid to Ernst & Young LLP for the audit of the Company's financial statements for such year and for the reviews of the Company's interim financial statements were $167,000.

         Audit Related Fees. During the year ended December 31, 2002 and 2001, there were no fees paid to Grant Thornton for audit related fees.

         During the year ended December 31, 2002 and 2001, there were no fees paid to Ernst & Young LLP for audit related fees.

         Tax Fees. During the year ended December 31, 2002, the aggregate fees paid to Grant Thornton, LLP for tax compliance, tax advice and tax planning were $30,000. There were no fees paid to Grant Thornton in the year of 2001 for tax compliance, due to the fact that they did not assume responsibility as principal accountants for the Company until the second quarter of 2002.

         During the year ended December 31, 2002, the aggregate fees paid to Ernst & Young LLP for tax compliance, tax advice and tax planning were $52,795. During the year ended December 31, 2001, the aggregate fees paid to Ernst & Young LLP for tax compliance were $43,500.

         All Other Fees. During the year ended December 31, 2002, the aggregate fees paid to Grant Thornton, LLP for professional services other than audit were related to the filing of Form 8-K and a special project requested by the Audit Committee, were $26,200. There were no fees paid to Grant Thornton in the year of 2001 for professional services, due to the fact that they did not assume responsibility as principal accountants for the Company until the second quarter of 2002.

         During the year ended December 31, 2002, there were no fees paid to Ernst & Young LLP for professional services other than audit. As well as, no fees were paid to Ernst & Young LLP in the year of 2001 for professional services other than audit.

         Audit Committee-Policies & Procedures. The Audit Committee reviews the independence of the Company's auditors on an annual basis and has determined that Grant Thornton, LLP is independent. In addition, the Audit Committee pre-approves all work and fees, which are performed by the Company's independent auditors.

PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (2) The response to this portion of Item 16 is submitted as a separate section of this report at F-1.

(a)(3) Listing of Exhibits

Exhibit
Number         Description of Exhibits
------         -----------------------
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

 3.2.1 Certificate of Amendment of the Certificate of Incorporation of the Registrant dated August 8, 2002 incorporated by reference to
               Exhibit 3.2 to the Form 10-Q for the period ended June 30, 2001, as previously filed with the SEC on August 14, 2002.

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

 4.2 Registration Rights Agreement dated as of July 19, 2002 among the Registrant and those persons listed on Schedule I attached thereto, incorporated by reference to Exhibit 4.1 to the Form 8-K dated July 19, 2002, as previously filed by the SEC on July 25, 2002.

10.1.1 Stock Option and Award Plan of the Registrant and Form of Nonqualified Stock Option Agreement, incorporated by reference to
               Exhibit 10.1 to the Registration Statement on Form SB-2 as previously filed with the SEC on August 6, 1997.

Exhibit
Number         Description of Exhibits
------         -----------------------
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

10.4 Employment Agreement, dated January 1, 2002, between the Registrant and Shmuel BenTov, incorporated by reference to
               Exhibit 10.5 to the Form 10-K for the fiscal year ended December 31, 2001, as previously filed with the SEC on April 1,2002.

10.5 Employment Agreement, dated September 11, 2001, between the Registrant and Richard Falcone, incorporated by reference to
               Exhibit 10.8 to the Form 10-K/A for the fiscal year ended December 31, 2001, as filed with the SEC on April 4, 2002.

10.6 Form of S Corporation Termination, Tax Allocation and Indemnification Agreement, incorporated by reference to Exhibit
               10.4 to the Registration Statement on Form SB-2, as previously filed with the SEC on August 6, 1997.

10.7 Letter of Undertaking from the Registrant and Shmuel BenTov, incorporated by reference to Exhibit 10.9 to the Registration Statement on Form SB-2, as previously filed with the SEC on July 23, 1997.

10.8 Shmuel BenTov Letter Commitment, dated March 29, 2001, incorporated by reference to Exhibit 10.10 to the Form 10-K for the fiscal year ended December 31, 2000, as previously filed with the SEC on April 2, 2001.

10.9 Employment Agreement dated as of July 19, 2002 between the Registrant and Dr. Piotr Zielczynski, incorporated by reference to Exhibit 10.1 to the Form 8-K dated July 19, 2002, as previously filed with the SEC on July 25, 2002.

10.10 Employment Agreement dated as of July 19, 2002 between the Registrant and Ilan Nachmany, incorporated by reference to
               Exhibit 10.2 to the Form 8-K dated July 19, 2002, as previously filed with the SEC on July 25, 2002.

10.11 Employment Agreement dated as of July 19, 2002 between the Registrant and Sanjeev Welling, incorporated by reference to
               Exhibit 10.3 to the Form 8-K dated July 19, 2002, as previously filed with the SEC on July 25, 2002.

16.1 Letter dated July 2, 2002, of Ernst & Young, LLP, incorporated by reference to Exhibit 16.1 to the Form 8-K dated June 28, 2002, as previously filed with the SEC on July 3, 2002.

23.1           Consent of Ernst & Young, LLP.

23.2           Consent of Grant Thornton, LLP

(b) Reports on Form 8-K filed in the fourth quarter of 2002:

         The Company did not file any reports on Form 8-K during the quarter ended December 31, 2002.


(c) Exhibits - The response to this portion of Item 16 is submitted as a separate section of this report.

(d) Financial Statement Schedules - The response to this portion of Item 16 is submitted as a separate section of this report at S-1.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE A CONSULTING TEAM, INC.


                                             By: /s/ Shmuel BenTov
                                                 -------------------------------
                                                     Shmuel BenTov,
                                                     Chief Executive Officer
                                                     Date: March 25, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                                          Title                                    Date
---------------------------------------    --------------------------------------------------    -----------------------
       /s/ Shmuel BenTov                   Chief Executive Officer and Director                      March 25, 2003
---------------------------------          (Principal Executive Officer)
         Shmuel BenTov

    /s/ Richard D. Falcone                 Chief Financial Officer                                   March 25, 2003
---------------------------------          (Principal Financial and Accounting Officer)
      Richard D. Falcone

       /s/ Reuven Battat                   Director                                                  March 25, 2003
---------------------------------
         Reuven Battat

       /s/ Robert Duncan                   Director                                                  March 25, 2003
---------------------------------
         Robert Duncan

      /s/ Steven Mukamal                   Director                                                  March 25, 2003
---------------------------------
        Steven Mukamal

      /s/ William Miller                   Director                                                  March 25, 2003
---------------------------------

        William Miller

                                 CERTIFICATIONS

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Shmuel BenTov, the principal executive officer of The A Consulting Team, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of The A Consulting Team, Inc., the registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March  25, 2003
     -------------------

                                                  /s/ Shmuel Bentov
                                                  ------------------------------
                                                  Shmuel BenTov
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Richard D. Falcone, the principal financial officer of The A Consulting Team, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of The A Consulting Team, Inc., the registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 25, 2003

                                                  /s/ Richard D. Falcone
                                                  ------------------------------
                                                  Richard D. Falcone
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

ITEM 16 (a) (1) AND (2)

                          THE A CONSULTING TEAM, INC.


The following consolidated financial statements and financial statement schedule of The A Consulting Team, Inc. are included in Item 8:

Consolidated Balance Sheets...............................................................................F-4
Consolidated Statements of Operations.....................................................................F-5
Consolidated Statements of Shareholders' Equity...........................................................F-6
Consolidated Statements of Cash Flows.....................................................................F-7
Notes to Consolidated Financial Statements................................................................F-8
The following consolidated financial statement schedule of The A Consulting Team, Inc. is included in Item 16(d): Schedule II - Valuation and Qualifying Accounts............................................S-1

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
The A Consulting Team, Inc.

We have audited the accompanying consolidated balance sheet of The A Consulting Team, Inc., as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The A Consulting Team, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the year ended December 31, 2002. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.


GRANT THORNTON LLP


New York, New York
February 14, 2003

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
The A Consulting Team, Inc.

         We have audited the accompanying consolidated balance sheet of The A Consulting Team, Inc. (the "Company") as of December 31, 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 16(d). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The A Consulting Team, Inc. at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


ERNST & YOUNG LLP


New York, New York
February 15, 2002

                          THE A CONSULTING TEAM, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,    December 31,
                                                                                        2002            2001
                                                                                    ------------    ------------
ASSETS
Current Assets:
         Cash and cash equivalents                                                  $  1,774,828    $    946,586
         Accounts receivable, less allowance for doubtful accounts of
               $380,471 at December 31, 2002 and $652,048 at December 31, 2001         3,076,888       5,293,390
         Prepaid expenses and other current assets                                        89,672         114,818
                                                                                    ------------    ------------
               Total current assets                                                    4,941,388       6,354,794
         Investments, net                                                                368,059         518,059
         Property and equipment, net                                                   1,223,417       1,997,244
         Goodwill                                                                      1,181,520            --
         Intangibles, net                                                                260,000            --
         Deposits                                                                         71,133          86,498
                                                                                    ------------    ------------
               Total assets                                                         $  8,045,517    $  8,956,595
                                                                                    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Loan payable - banks                                                       $       --      $  1,873,293
         Accounts payable and accrued expenses                                         1,698,556       2,554,129
         Capital lease obligation                                                        290,517         345,729
         Deferred income taxes                                                            67,500            --
         Current portion of long-term debt                                               278,089          11,603
                                                                                    ------------    ------------
               Total current liabilities                                               2,334,662       4,784,753
         Other long-term liabilities                                                     385,756          52,760

Shareholders' equity:
               Preferred stock, $.01 par value; 2,000,000 shares authorized;
                    571,615 shares issued and outstanding as of December 31, 2002          5,716            --
               Common stock, $.01 par value; 30,000,000 shares authorized;
                    8,386,871 issued and outstanding as of December 31, 2002;
                    7,116,871 issued and outstanding as of December 31, 2001              83,869          71,169
               Paid-in capital                                                        34,080,538      33,086,689
               Accumulated deficit                                                   (28,845,025)    (29,038,776)
                                                                                    ------------    ------------
               Total shareholders' equity                                              5,325,099       4,119,082
                                                                                    ------------    ------------
Total liabilities and shareholders' equity                                          $  8,045,517    $  8,956,595
                                                                                    ============    ============

                          THE A CONSULTING TEAM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Year Ended December 31,
                                              --------------------------------------------
                                                  2002            2001            2000
                                              ------------    ------------    ------------
Revenues                                      $ 24,008,964    $ 36,226,716    $ 55,021,679
Cost of revenues                                16,860,418      27,357,278      39,069,237
                                              ------------    ------------    ------------
Gross profit                                     7,148,546       8,869,438      15,952,442
Operating expenses:
    Selling, general and administrative          6,230,757      11,531,291      26,057,606
    Provision for doubtful accounts                 25,000         942,507       1,671,457
    Depreciation and amortization                  873,149       1,157,219       2,470,723
    Impairment of assets and
         restructuring charges                     150,000       8,710,690       3,876,547
                                              ------------    ------------    ------------
                                                 7,278,906      22,341,707      34,076,333
                                              ------------    ------------    ------------
Loss from operations                              (130,361)    (13,472,269)    (18,123,891)
Interest income                                      9,056          16,077          94,248
Interest expense                                  (154,962)       (415,095)       (300,581)
                                              ------------    ------------    ------------
Interest (expense), net                           (145,906)       (399,018)       (206,333)
                                              ------------    ------------    ------------
Loss before income taxes                          (276,267)    (13,871,287)    (18,330,224)
Provision (benefit) for income taxes              (431,165)         28,628      (1,532,283)
                                              ------------    ------------    ------------
Income (loss) before extraordinary item            154,898     (13,899,915)    (16,797,941)
Extraordinary item - gain on
    extinguishment of debt                          48,715         249,230            --
                                              ------------    ------------    ------------
Net income (loss)                             $    203,613    $(13,650,685)   $(16,797,941)
                                              ============    ============    ============

Net earnings per share basic and diluted:
    Income (loss) before extraordinary item   $       0.02    $      (1.95)   $      (2.65)
    Extraordinary item                                0.01            0.03            --
                                              ------------    ------------    ------------
    Net income(loss)                          $       0.03    $      (1.92)   $      (2.65)
                                              ============    ============    ============

                 See accompanying notes to financial statements

                          THE A CONSULTING TEAM, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                                    Retained
                                             Preferred Stock                 Common Stock           Additional      Earnings
                                       ---------------------------   ---------------------------     Paid-In      (Accumulated
                                          Shares         Amount         Shares         Amount        Capital        Deficit)
                                       ------------   ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1999                     --     $       --        5,485,000   $     54,850   $ 21,051,758   $  1,409,850
Investment by new shareholders'                                         1,624,996         16,250     11,983,750
Exercise of employee stock options                                          6,875             69         51,181
     Net loss                                  --             --             --             --             --      (16,797,941)
                                       ------------   ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2000                     --             --        7,116,871         71,169     33,086,689    (15,388,091)
     Net loss                                  --             --             --             --             --      (13,650,685)
                                       ------------   ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2001                     --             --        7,116,871   $     71,169   $ 33,086,689   $(29,038,776)
     Net income (loss)                         --             --                                           --          203,613
     Preferred dividend                        --             --             --             --             --           (9,862)
     Acquistion of IOT-shares issued                                    1,270,000         12,700        622,300
     Investment by new shareholders'        571,615          5,716                                      371,549
                                       ------------   ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2002                  571,615   $      5,716      8,386,871   $     83,869   $ 34,080,538   $(28,845,025)
                                       ============   ============   ============   ============   ============   ============


                                          Total
                                       ------------
Balance, December 31, 1999             $ 22,516,458
Investment by new shareholders'          12,000,000
Exercise of employee stock options           51,250
     Net loss                           (16,797,941)
                                       ------------
Balance, December 31, 2000               17,769,767
     Net loss                           (13,650,685)
                                       ------------
Balance, December 31, 2001             $  4,119,082
     Net income (loss)                      203,613
     Preferred dividend                      (9,862)
     Acquistion of IOT-shares issued        635,000
     Investment by new shareholders'        377,265
                                       ------------
Balance, December 31, 2002             $  5,325,098
                                       ============

                 See accompanying notes to financial statements

                          THE A CONSULTING TEAM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year Ended December 31,
                                                                      --------------------------------------------
                                                                          2002            2001            2000
                                                                      ------------    ------------    ------------
Cash flows from operating activities:
Net income(loss)                                                      $    203,613    ($13,650,685)   ($16,797,941)
Adjustments to reconcile net income (loss) to  net cash provided by
     (used) in operating activities, net of acquired assets:
          Depreciation and amortization                                    873,149       1,157,219       2,470,723
          Impairment of assets and restructuring charges                   150,000       8,710,690       3,876,547
          Deferred income taxes                                            (22,500)           --           (57,000)
          Provision for doubtful accounts                                   25,000         942,507       1,671,457
          Extraordinary item                                               (48,715)       (249,230)           --
          Changes in operating assets and liabilities:
               Accounts receivable                                       2,828,145       7,360,978      (4,034,192)
               Unbilled receivables                                           --              --           121,545
               Prepaid software licenses                                      --              --        (2,000,000)
               Prepaid or refundable income taxes                             --         1,575,510      (1,011,019)
               Prepaid expenses and other current assets                    63,145          17,605          32,180
               Accounts payable and accrued expenses                    (1,274,410)     (5,060,966)      1,263,409
               Deferred revenue                                               --          (166,015)         68,479
               Other long-term liabilities                                    --           (62,139)        (27,190)
                                                                      ------------    ------------    ------------
Net cash provided by (used in) operating activities                      2,797,427         575,474     (14,423,002)

Cash flows from investing activities:
Purchase of property and equipment                                         (47,322)       (199,337)       (890,341)
Acquisition of IOT assets, net of cash received                           (259,382)           --              --
Investments at cost                                                           --              --        (2,520,638)
Deposits                                                                    15,366         140,557          (1,871)
                                                                      ------------    ------------    ------------
Net cash used in investing activities                                     (291,388)        (58,780)     (3,412,850)

Cash flows from financing activities:
Proceeds from sale of common stock                                            --              --        12,051,250
Proceeds from sale of preferred stock                                      377,265            --              --
Proceeds from long-term debt                                                  --            65,298            --
Proceeds from loan payable                                                    --              --         2,000,000
Repayment of loan payable                                                     --              --          (155,000)
Loan Payable - bank                                                     (1,873,293)       (296,707)           --
Repayment of long-term debt                                                (26,019)           (937)        (14,966)
Repayment on note issued for assets acquired                              (140,000)           --              --
Repayment of capital lease obligation                                      (15,800)       (175,708)       (290,005)
                                                                      ------------    ------------    ------------
Net cash (used in) provided by financing activities                     (1,677,847)       (408,054)     13,591,279
                                                                      ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                       828,242         108,640      (4,244,573)
Cash and cash equivalents at beginning of period                           946,586         837,946       5,082,519
                                                                      ------------    ------------    ------------
Cash and cash equivalents at end of period                            $  1,774,828    $    946,586    $    837,946
                                                                      ============    ============    ============

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                              $    154,962    $    328,094    $    178,596
                                                                      ============    ============    ============

Supplemental disclosure of  non-cash investing
and financing activity:
Capital  lease obligation                                             $       --      $       --      $    191,967
                                                                      ============    ============    ============
Supplemental disclosure of  non-cash investing
and financing activity:
Acquisition of International Object Technology, Inc. ("IOT")
          Tangible assets acquired (including cash of $10,618)        $    729,731
          Liabilities assumed                                             (709,186)
          Goodwill                                                       1,181,520
          Employee Agreements                                              312,000
          Equity Issued                                                   (635,000)
          Notes issued, net discount of $40,935                           (609,065)
                                                                      ------------
          Cash Paid                                                   $    270,000
          less: Cash received in acquisition                               (10,618)
                                                                      ------------
          Net Cash Paid                                               $    259,382
                                                                      ============

                 See accompanying notes to financial statements

                          THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES

     Description of Business and Basis of Presentation

         The A Consulting Team, Inc. (the "Company") was incorporated on February 16, 1983, in the State of New York and provides information technology consulting, custom application development services and solutions to Fortune 1000 companies. The Company's customers are primarily located in the New York/New Jersey metropolitan area.

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the years ended December 31, 2002, 2001 and 2000, the Company reported net income of $203,613, and net losses of $13,650,685, and $16,797,941, respectively.
Additionally, the Company has an accumulated deficit of $28,845,025 as of December 31, 2002. The Company has implemented a plan whereby it is actively managing its personnel utilization rates and it is constantly monitoring project requirements and timetables.

         In management's opinion, cash flows from operations and borrowing capacity combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months. There may be circumstances that would accelerate its use of liquidity sources, including but not limited to, its ability to implement a profitable business model, which may include further restructuring charges. If this occurs, the Company, may from time to time, incur additional indebtedness or issue, in public or private transactions, equity or debt securities. However, there can be no assurance that suitable debt or equity financing will be available to the Company. (See Note 17)

     Principles of Consolidation

         The consolidated financial statements include the accounts of The A Consulting Team, Inc., its 100% owned subsidiary International Object Technology, Inc. from its date of acquisition on July 19, 2002 and its 51% owned subsidiary, T3 Media, Inc. which ceased operations in 2001, from its date of acquisition in 1999. All material inter-company accounts and transactions have been eliminated.

     Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Earnings Per Share

         The Company calculates earnings per share in accordance with Financial Accounting Standards Board (FASB) Statement No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net earnings available to common shares by average common shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities, including the effect of shares issuable under the Company's incentive plans.

     Cash Equivalents

         The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents.

                          THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         During 2002 and 2001, the Company recorded restructuring charges of approximately $150,000 and $8,711,000 (see Note 14).

         In the third quarter of 2002, after extensive review of changing market conditions, the Company wrote-off $150,000, which related to the permanent impairment of the Company's investment. These charges relate to the Company's investment in Methoda Computer, Ltd ($132,000) and Always-On Software, Inc. ($18,000).

         In the fourth quarter of 2000, after extensive review of changing market conditions, the Company wrote-off approximately $3,877,000, which related to the permanent impairment of goodwill, write-down of fixed assets no longer in use and other related charges. These charges relate to the Company's majority-owned subsidiary, T-3 Media, Inc.

     Goodwill and Intangible Assets

         The Company's goodwill is evaluated and tested on a periodic basis by an independent third party. If it is determined that goodwill has been impaired it will be written down at that time. (See Impact of Recently Adopted Accounting Standards)

         The Company's useful life of its intangible assets has been evaluated and it was determined that they will be amortized over a three year period. (See Impact of Recently Adopted Accounting Standards)

     Revenue Recognition

Consulting revenues are recognized as services are provided. Revenue from sales of software licenses is recognized upon delivery of the software to a customer because future obligations associated with such revenue are insignificant. Customers for consulting revenues are billed on a weekly, semi-monthly and monthly basis. Fixed fee contracts are accounted for under the percentage-of-completion method. Any anticipated contract losses are estimated and accrued at the time they become known and estimable.

     Allowance for Doubtful Accounts

         The Company monitors its accounts receivable balances on a monthly basis to ensure that they are collectible. On a quarterly basis, the Company uses its historical experience to accurately determine its accounts receivable reserve. The Company's allowance for doubtful accounts is an estimate based on specifically identified accounts as well as general reserves. The Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations. In these cases, management uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. The Company also establishes a general reserve for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, the Company's estimate of the recoverability of amounts due the company could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known.

                          THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Stock-Based Compensation

         At December 31, 2002, the Company has stock based compensation plans, which are described more fully in Note 12. As permitted by SFAS No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's stock and the exercise price of the option. No stock based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123. The Company expects to continue applying provision of APB 25 for equity issuances to employees.

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

                                                  Year ended December 31,
                                         -----------------------------------------
                                           2002           2001            2000
                                         ---------   -------------    ------------
Net income (loss), as reported           $ 204,000   $ (13,651,000)   $(16,798,000)
Deduct:
Total stock based compensation
     expense determined under fair
     value based method for all awards    (117,000)       (146,000)       (884,000)
                                         ---------   -------------    ------------
     Pro forma net inome (loss)          $  87,000   $ (13,797,000)   $(17,682,000)
                                         =========   =============    ============

Earnings per share:
  Basic - as reported                    $    0.03   $       (1.92)   $      (2.65)
                                         =========   =============    ============

  Basic - pro forma                      $    0.01   $       (1.94)   $      (2.79)
                                         =========   =============    ============


  Diluted - as reported                  $    0.03   $       (1.92)   $      (2.65)
                                         =========   =============    ============

  Diluted - pro forma                    $    0.01   $       (1.94)   $      (2.79)
                                         =========   =============    ============

         The fair value of options at the date of grant was estimated using the Black-Scholes model with the following assumptions:

                                           2002       2001       2000
                                         --------   --------   --------
Expected life (years)                        4.00       4.00       4.00
Risk free interest rate                      3.00 %     4.37 %     5.96 %
Expected volatility                          0.83       1.25       1.00
Expected dividend yield                      0.00       0.00       0.00
Weighted average fair value per option   $   0.20   $   0.26   $   4.16

                          THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The weighted average fair value of options granted by the Company was $0.20 in 2002, $0.26 in 2001, and $4.16 in 2000.

     Segment Information

         The disclosure of segment information in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" is not required as the Company operates in only one business segment.

     New Accounting Standards to be Implemented

         In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No 4, 44, and 64, Amendment of FASB 13, and Technical Corrections" (SFAS 145). Among other provisions, SFAS 145 rescinds FASB Statement 4, Reporting Gains and Losses from Extinguishment of Debt. Accordingly, gains or losses from extinguishments of debt should not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions (APB
30). Gains and losses from extinguishments of debt, which do not meet the criteria of APB 30, should be reclassified to income from continuing operations in all prior periods presented. The provisions of SFAS 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, the Company anticipates it will reclassify gains on early extinguishment of debt previously recorded as extraordinary items to other income. The Company is evaluating the impact of the statement and intends to adopt FASB 145 in the first quarter of 2003.

         In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires entities to recognize costs associated with exit or disposal activities when liabilities are incurred rather than when the entity commits to an exit or disposal plan, as currently required. Examples of costs covered by this guidance include one-time employee termination benefits, costs to terminate contracts other than capital leases, costs to consolidate facilities or relocate employees, and certain other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, and will impact any exit or disposal activities the Company initiates after that date. The Company is evaluating the impact of the statement and intends to adopt FASB 146 in the first quarter of 2003.

         In November 2002, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45) was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has historically issued guarantees only on a limited basis and does not anticipate FIN 45 will have a material effect on its 2003 financial statements. Disclosures required by FIN 45 are included in the accompanying financial statements.

         On November 4, 2002, the Securities Exchange Commission voted to adopt new Regulation G, which will apply whenever a company publicly discloses or releases material information that includes a non-GAAP financial measure. This regulation will prohibit material misstatements or omissions that would make the presentation of the material non-GAAP financial measure, under the circumstances in which it is made, misleading, and will require a quantitative reconciliation (by schedule or other clearly understandable method) of the differences between the non-GAAP financial measure presented and the comparable financial measure or measures calculated and presented in accordance with GAAP. The Company intends to adopt Regulation G in the first quarter of 2003.

                          THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Impact of Recently Adopted Accounting Standards

         The Company adopted the provisions of FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142) effective January 1, 2002. SFAS No. 142 required that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment using the guidance for measuring impairment set forth in this statement. As prescribed under SFAS 142, the Company had an evaluation done of its goodwill and intangible assets, which was performed by an independent third party.

         In accordance with SFAS No. 142, the following are changes in the carrying amount of goodwill for the year ended December 31, 2002:

                                                    Total
                                                  ----------
Balance as of January 1, 2002                     $     --
Goodwill acquired during the year                  1,181,520
Impairment losses                                       --
                                                  ----------
Balance as of December 31, 2002                   $1,181,520
                                                  ==========

         During the year, the Company recorded goodwill in the amount of $1,181,520 as part of the purchase price of IOT. The Company tested for impairment using the guidance for measuring impairment set forth in SFAS No. 142.

         The following summarizes the carrying amounts of acquired intangible assets and related amortization:

                                                     As of Dec. 31,
                                                          2002
                                                        --------
Amortized intangible assets
      Employee Contracts- gross carrying amount         $312,000
Less accumulated amortization                             52,000

                                                        --------
Unamortized intangible assets                           $260,000
                                                        ========

Amortization expense
    For the year ended 12/31/02                         $ 52,000
Estimated amortization expense:
    For the year ended 12/31/03                         $104,000
    For the year ended 12/31/04                         $104,000
    For the year ended 12/31/05                         $ 52,000

         During the year, the Company recorded intangible assets of $312,000 as part of the purchase price of IOT (See Note 2). The intangible amount pertains to certain employment agreements. The Company is amortizing the cost of these employee contracts over a three-year period.

                          THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   ACQUISITIONS

         On July 19, 2002, the Company consummated the acquisition of all of the issued and outstanding capital stock of IOT, a New Jersey corporation, pursuant to a Stock Purchase Agreement dated as of June 28, 2002 among TACT, IOT and the holders of all of the issued and outstanding capital stock of IOT (the "IOT Stockholders"). TACT acquired all of the issued and outstanding capital stock of IOT from the IOT Stockholders in exchange for an aggregate of one million two hundred seventy thousand (1,270,000) shares of unregistered TACT Common Stock, valued at $635,000 (the "Acquisition Shares") and the obligation to make certain deferred cash payments of six hundred fifty thousand ($650,000) in the aggregate (the "Deferred Payments"). The Acquisition Shares were issued by TACT to the IOT Stockholders at the closing of the acquisition. Subject to the terms and conditions of the Stock Purchase Agreement, the Deferred Payments are payable as follows: (i) an aggregate of $140,000 on or before September 2, 2002, (ii) an aggregate of $210,000 on or before April 1, 2003, (iii) an aggregate of $100,000 on or before April 1, 2004, and (iv) an aggregate of $200,000 on or before January 2, 2005. The consideration paid by TACT for the acquisition of IOT was determined through arms-length negotiation by the management of TACT and a majority of the IOT Stockholders. The acquisition was accounted for under the purchase method of accounting for business combinations and operations of IOT has been included from the date of acquisition. The purchase price of the acquisition exceeded the fair market value of the net assets acquired, resulting in the recording of goodwill of $1,181,520 and other intangibles of $312,000. For the year ended December 31, 2002, the amortization expense for the intangible asset was $52,000.

         The three majority shareholders of IOT received employment agreements for a three-year period at an annual salary of $160,000 per year each. From the date of acquisition through the end of year 2002, the Company recorded revenue in the amount of $1,689,000.

         IOT was a privately owned, professional services firm that provides data management and business intelligence solutions, technology consulting and project management services. IOT will operate as a wholly owned subsidiary of TACT. The acquisition is expected to increase the depth of the Company's services and solutions offerings and provide the Company with significant cross-selling opportunities.

         The Company's net income for the year ended December 31, 2002, includes the results of IOT from July 19, 2002, the date of acquisition.

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

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

                                                  Twelve Months Ended
                                                      December 31,
                                              ---------------------------
                                                  2002           2001
                                              ------------   ------------
                                              (unaudited)     (unaudited)

Pro forma Net Sales                           $ 27,076,510   $ 44,383,342
Pro forma Net Income (Loss) Earnings          $     47,791   $(13,713,681)
Pro forma Net Income (Loss) Earnings per
Share of Common Stock                         $       0.01   $       1.93

         On October 2, 1998, the Company made an investment in web integrator T3 Media of $3 million, in return for non-voting convertible preferred stock. On June 23, 1999, the Company converted its preferred stock into 30% common stock ownership and increased its ownership interest to approximately 51% by an additional investment in T3 Media's common stock of $370,000. The acquisition of T3 Media was accounted for using the purchase method of accounting. Accordingly, the results of operations of T3 Media are included in the Company's consolidated results of operations from the date of acquisition. The excess of the purchase price over the estimated fair value of the net identifiable assets acquired totaled $4.0 million and was recorded as goodwill and was being amortized using the straight-line method over 7 years. During 2000, the Company wrote-off the net carrying value of the goodwill which amounted to $3.1 million. T3 Media ceased operations in the second quarter of 2001. During 2002, the Company reversed approximately $272,000 in accounts payable relating to T-3 Media, resulting in a reduction in SG&A expenses.

                          THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  INVESTMENTS

         The Company invested approximately $2,000,000 and $300,000 in Always-On Software, Inc. during 2000 and 1999, respectively, and the Company invested $500,000 in Methoda Computers Ltd. during 2000. Due to the deteriorating conditions of the software application services ("ASP") market and deteriorating cash reserves, Always-On Software, Inc. ceased operations in July 2001. As a result, the Company wrote-down virtually all of its investment of $2.3 million to reflect the impairment in the value of its investment in the second quarter of 2001. In the fourth quarter of 2001, Always-On Software Inc. merged with Veracicom, Inc. and the Company received warrants in this transaction. In the third quarter of 2002, the Company wrote off the remainder of its investment in Always-On Software, Inc. in the amount of $18,000. The Company also wrote down its investment in Methoda Computer Ltd. in that same period in the amount of $132,000.

                          THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   NET INCOME(LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted net income(loss) per share for the years ended December 31, 2002, 2001 and 2000.

                                                              Year Ended December 31,
                                                    -------------------------------------------
                                                        2002           2001            2000
                                                    ------------   ------------    ------------
Numerator for basic net income(loss) per share
      Income (loss) before extraordinary item       $    154,898   $(13,899,915)   $(16,797,941)
      Extraordinary item                                  48,715        249,230            --
                                                    ------------   ------------    ------------
      Net income (loss)                                  203,613    (13,650,685)    (16,797,941)
      Preferred Dividend                                   9,861           --              --
                                                    ------------   ------------    ------------
      Net income (loss) available to
      common stockholders                           $    193,752   $(13,650,685)   $(16,797,941)
                                                    ============   ============    ============

Numerator for diluted net income(loss) per share
      Income (loss) before extraordinary item       $    154,898   $(13,899,915)   $(16,797,941)
      Extraordinary item                            $     48,715   $    249,230            --
                                                    ------------   ------------    ------------
      Net income (loss) available to common
      stockholders & assumed conversion             $    203,613   $(13,650,685)   $(16,797,941)
                                                    ============   ============    ============

Denominator:
      Denominator for basic income (loss) before
      extraordinary item and net loss per share
         - weighted-average shares                     7,694,460      7,116,871       6,329,927

      Effect of dilutive securities:
      Preferred shares                                   210,353           --              --
      Employee stock options                              81,877           --              --
                                                    ------------   ------------    ------------
      Denominator for diluted earnings (loss) per
         share - adjusted weighted-average shares      7,986,690      7,116,871       6,329,927
                                                    ============   ============    ============

Basic earnings income(loss) per share:
      Income (loss) before extraordinary item       $       0.02   $      (1.95)   $      (2.65)
      Extraordinary item                                    0.01           0.03            --
                                                    ------------   ------------    ------------
      Net income (loss)                             $       0.03   $      (1.92)   $      (2.65)
                                                    ============   ============    ============

Diluted earnings income(loss) per share:
      Income (loss) before extraordinary item       $       0.02   $      (1.95)   $      (2.65)
      Extraordinary item                                    0.01           0.03            --
                                                    ------------   ------------    ------------
      Net income (loss)                             $       0.03   $      (1.92)   $      (2.65)
                                                    ============   ============    ============

         All options and warrants outstanding during 2001 and 2000 (see Notes 12 and 13) were not included in the computation of net loss per share because the effect would be antidilutive. During the year ended December 31, 2002, there were 629,978 options that were excluded from the computation of diluted earnings per share.

                          THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  PROPERTY AND EQUIPMENT

         Property and equipment, at cost, consists of the following:

                                                       December 31,
                                                 -----------------------
                                                    2002         2001
                                                 ----------   ----------
Equipment and leaseholds                         $3,536,728   $3,489,407
Software                                            703,775      703,775
Furniture and fixtures                              904,177      904,177
Automobiles                                         158,769      158,768
                                                 ----------   ----------
                                                  5,303,448    5,256,127
Less accumulated depreciation and amortization    4,080,031    3,258,883
                                                 ----------   ----------
                                                 $1,223,417   $1,997,244
                                                 ==========   ==========

6.   CREDIT ARRANGEMENT

         The Company has a line of credit of $4.0 million with Keltic Financial Partners, LP, based on the Company's eligible accounts receivable balances. The line of credit has certain financial covenants, which the Company must meet on a quarterly basis. There was no outstanding balance at December 31, 2002, compared to an outstanding balance of $1.9 million at December 31, 2001. The Company's Chief Executive Officer initially guaranteed $1 million of the line of credit. The line of credit bears interest at a variable rate based on prime plus 2% and the rate was 6.25% at December 31, 2002. In July 2002, the credit line was amended to reduce the guarantee of the Company's Chief Executive Officer to $400,000, and to reflect the Company's acquisition of IOT. The Company's previous line of credit was for $2.1 million and was fully guaranteed by the Company's Chairman, Chief Executive Officer and President.

         The Company's subsidiary, T3 Media, which ceased operations in 2001, had a demand loan with a bank. The T3 Media demand loan, which was guaranteed by the Company, was paid down and cancelled in January of 2002. The amount outstanding on T3 Media's demand loan at December 31, 2001 was $4,700.

7.  COMMITMENTS

         The Company has the following commitments as of December 31, 2002, and is comprised of an automobile loan, shareholder loan and note payable for acquisition. The automobile is payable in monthly installments of $1,262 including interest at 6%. As of December 31, 2002, the loan matures as follows:
2003 - $12,318; 2004 - $13,078; 2005 - $13,885 and 2006 - $13,478. The long term note is payable in monthly installments of $5,000 including interest at 3.9%. As of December 31, 2002, the loan matures as follows: 2003 - $55,770; 2004 - $57,985; and 2005 - $20,077. The note payable for acquisition is payable as follows: 2003 - $210,000; 2004 - $100,000 and 2005 - $200,000.

         The Company's commitments at December 31, 2002, are comprised of the following:

                                                      Payments Due in
                                     -------------------------------------------------
                          Total         2003         2004         2005         2006
                        ----------   ----------   ----------   ----------   ----------
Automobile Loan         $   52,759   $   12,318   $   13,078   $   13,885   $   13,478
Shareholder Loan           133,832       55,770       57,985       20,077         --
Acquisition Note           510,000      210,000      100,000      200,000         --
Employment Contracts       960,000      720,000      240,000         --           --
                        ----------   ----------   ----------   ----------   ----------
Total                   $1,656,591   $  998,088   $  411,063   $  233,962   $   13,478
                        ==========   ==========   ==========   ==========   ==========

                          THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Company presently employs, Victoria Bentov, the sister of the Chief Executive Officer and President, as a billable consultant and at an annual salary of approximately $80,000.

7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consists of the following:

                                                          December 31,
                                                 ----------------------------
                                                     2002            2001
                                                 ------------    ------------
Accounts payable                                 $    393,724    $    973,396
Payroll                                               600,850         704,091
Bonuses                                               108,932         243,750
Restructuring                                          10,662         160,679
Other accrued expenses                                584,388         472,213
                                                 ------------    ------------
                                                 $  1,698,556    $  2,554,129
                                                 ============    ============

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

         Deferred tax assets and (liabilities) consist of the following:

                                                          December 31,
                                                 ----------------------------
                                                     2002            2001
                                                 ------------    ------------
Licensing revenues                               $    299,000    $    322,000
Accounts receivable reserve                           257,000         378,000
Depreciation and amortization                          80,000          57,000
Investments                                           756,000       1,023,000
Other                                                  18,000          (3,000)
Accounting method change                              (67,500)           --
Net operating losses                                5,914,000      11,352,000
                                                 ------------    ------------
                                                    7,256,500      13,129,000
Valuation allowance                                (7,324,000)    (13,129,000)
                                                 ------------    ------------
                                                 $    (67,500)   $       --
                                                 ============    ============

         Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss and other credit carry-forwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percentage point change in ownership occurs. Accordingly, the actual utilization of the net operating loss carry-forwards and other deferred tax assets for tax purposes may be limited annually under Code Section 382 to a percentage (about 4.5%) of the fair market value of the Company at the time of any such ownership change.

                          THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         At December 31, 2002, the Company has net operating loss carry-forwards of approximately $18.5 million for state and local tax purposes and $11.2 million for Federal tax purposes, expiring in 2020 through 2022. The full utilization of the deferred tax assets in the future is dependent upon the Company's ability to generate taxable income; accordingly, a valuation allowance of an equal amount has been established. During the years ended December 31, 2002, 2001 and 2000, the valuation allowance decreased by $5,805,000 and increased by $6,509,000 and $4,746,000, respectively.

         In March 2002, new legislation was enacted that allowed for losses incurred in 2001 to be carried back five years. The tax effect relating to this legislation, amounting to $438,665 was recorded as a refund in the first quarter of 2002.

         Significant components of the provision for income taxes are as follows:

                                                               Year Ended December 31,
                                                     -----------------------------------------
                                                        2002           2001           2000
                                                     -----------     ---------     -----------
Current:
     Federal                                           ($438,665)    $    --       ($1,475,000)
     State and local                                      30,000        29,000            --
                                                     -----------     ---------     -----------
         Total Current                                 ($408,665)       29,000      (1,475,000)
                                                     -----------     ---------     -----------
Deferred:
     Federal                                              (5,063)         --           (44,000)
     State and local                                     (17,437)         --           (13,000)
                                                     -----------     ---------     -----------
         Total Deferred                                  (22,500)         --           (57,000)
                                                     -----------     ---------     -----------
Total                                                ($  431,165)    $  29,000     ($1,532,000)
                                                     ===========     =========     ===========

         A reconciliation between the federal statutory rate and the effective income tax rate for the years ended December 31, 2002, 2001 and 2000.

                                                        2002           2001           2000
                                                     -----------     ---------     -----------
Federal statutory rate                                     (34.0)%       (34.0)%         (34.0)%
State and local taxes net of federal tax benefit             7.0           0.1            --
Non-deductible expenses                                      2.2           0.5             7.6
Carryback of losses for which no benefit was
       previously recorded                               (158.78)         --              --
Losses for which no benefit was received
      (including T3 Media)                                 27.51          33.6            18.0
                                                     -----------     ---------     -----------
Total                                                    (156.07)%         0.2%           (8.4)%
                                                     ===========     =========     ===========

9.   RETIREMENT PLAN

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code for its employees. Participants can make elective contributions subject to certain limitations. Under the plan, the Company can make matching contributions on behalf of all participants. There were no such contributions made by the Company in 2002, 2001 and 2000.

                          THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and accounts receivable. The Company maintains its cash balances on deposit with a limited number of financial institutions. In 2002, the Company's two largest customers represented 25% and 24% of revenues, respectively, in 2001, the three largest customers represented 19%, 19% and 13% of revenues, respectively and in 2000, the largest customer represented 17% of revenues. The Company's services for the customer that accounted for 25% of the Company's revenues will be decreasing in the first quarter of 2003. Besides these customers, no other customer represented greater than 10% of the Company's revenues. Two customers represented approximately 17% and 15% of accounts receivable as of December 31, 2002, and three customers represented approximately 33%, 12% and 13% of accounts receivable as of December 31, 2001.

11.  LEASES

         The Company leases office space under non-cancelable operating leases. The future minimum payments for all non-cancelable operating leases as of December 31, 2002 are as follows:

2003                                                 $432,000
2004                                                 $ 51,500
2005                                                     --
                                                     --------
Total minimum future lease payments                  $483,500
                                                     ========

         Rent expense for the years ended December 31, 2002, 2001 and 2000 was approximately $307,000, $710,000 and $1,524,000, respectively.

         In 2001, T3 Media stopped paying its capital lease obligations. The Company was a guarantor of the majority of these obligations and is continuing the process of negotiating buy-outs of the remaining leases. $291,000 of T3 Media's capital lease obligations remained outstanding at December 31, 2002.

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

         Stock options, subject to certain restrictions, may be exercisable any time after full vesting for a period not to exceed ten years from the date of grant and terminate upon the date of termination of employment. Such period is to be established by the Company in its discretion on the date of grant.

                          THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Information with respect to options under the Company's Plan is as follows:

                                                        Weighted
                                        Number of       Average
                                         Shares      Exercise Price
                                       ----------    --------------
Balance - January 1, 2000                 747,537        $6.38
       Granted during 2000                 86,330         5.48
       Exercised during 2000               (6,875)        7.45
       Forfeitures during 2000           (152,625)        6.59
                                       ----------
Balance - December 31, 2000               674,367         6.20
       Granted during 2001                740,000         0.36
       Forfeitures during 2001           (392,699)        6.19
                                       ----------
Balance - December 31, 2001             1,021,668         1.98
       Granted during 2002                393,000         0.39
       Forfeitures during 2002           (423,578)        1.26
                                       ----------
Balance - December 31, 2002               991,090        $1.66
                                       ==========

         At December 31, 2002, 2001 and 2000, 465,005, 385,481, and 333,570
options, respectively, were exercisable with weighted average exercise prices of $2.93, $3.93 and $6.94, respectively.

         The following table summarizes the status of the stock options outstanding and exercisable at December 31, 2002:

                          Stock Options Outstanding
----------------------------------------------------------------------------
                                                                  Number of
                     Weighted                    Weighted-          Stock
Exercise Price       Average       Number of     Remaining         Options
    Range         Exercise Price    Options   Contractual Life   Exercisable
--------------    --------------   ---------  ----------------   -----------
$0.00 - $1.20         $0.363        770,779      7.8 years        265,654
$3.60 - $4.80         $3.875         66,175      6.5 years         49,737
$4.81 - $6.00         $5.257         17,486      1.4 years         13,902
$6.01 - $7.20         $7.000         27,775      5.4 years         27,775
$7.21 - $8.40         $7.506        108,750      5.7 years        107,875
$8.41 - $9.60         $8.563            125      7.3 years             62
                                  ---------                       -------
                                    991,090                       465,005
                                  =========                       =======

         At December 31, 2002, the Company had 1,200,000 shares of Common Stock reserved in connection with the Stock Option Plan.

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

                          THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Information with respect to options under T3 Media's 1997 Plan is as follows:

                                                        Weighted
                                        Number of       Average
                                         Shares      Exercise Price
                                       ----------    --------------
Balance - December 31, 1999               387,906         1.34
       Granted during 2000                523,802         3.00
       Exercised during 2000              (21,170)        1.14
       Forfeitures during 2000           (203,038)        1.24
                                       ----------
Balance - December 31, 2000               687,500         2.44
       Forfeitures during 2001           (687,500)        2.44
                                       ----------
Balance - December 31, 2001                  --           --
                                       ==========

         There are no T3 Media stock options outstanding and exercisable at December 31, 2002 and 2001. At December 31, 2000, 133,500 options were exercisable with a weighted average exercise price of $1.67.

13.  SALES OF UNREGISTERED SECURITES

         During 2000, the Company sold an aggregate of 1,624,996 shares of Common Stock to a variety of investors through private placements of the Company's Common Stock, as described below.

         On March 19, 2000, Yosi Vardi, Rita Folger, DS Polaris Group, SFK Group and Arison Investments Ltd. invested an aggregate of approximately $2.75 million by purchasing an aggregate of 392,855 shares of Common Stock at $7.00 per share with 60-day warrants (subsequently extended by an additional 14 days) to purchase an aggregate of 607,142 additional shares of Common Stock at $7.00 per share (one of which warrants was exercised in part by Arison Investments Ltd. on June 5, 2001 to purchase 142,857 shares of Common Stock for an aggregate exercise price of approximately $1,000,000) and two-year warrants to purchase an aggregate of 1,000,000 additional shares of Common Stock at $13.00 per share.

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

         On September 29, 2000 Level 8 Systems, Inc. invested $4.0 million by purchasing 500,000 shares of Common Stock at $8.00 per share with two year warrants to purchase an aggregate of 500,000 additional shares of Common Stock with an exercise price of $13.00 per share.

         The warrants issued with these shares of Common stock expired at various times during 2002.

          On August 12, 2002, the Company issued 530,304 shares of Series A Preferred Stock to Shmuel BenTov in exchange for $350,000.64. On November 12, 2002, the Company issued 41,311 shares of Series B Preferred Stock to Mr. Yosi Vardi in exchange for $27,265.26. The Company relied upon the exemption from registration set forth in Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering, in issuing the stock to Shmuel BenTov and Yosi Vardi. Based upon discussions with and representations made by the investors, the Company reasonably believed that such investors were accredited and sophisticated investors. Mr. BenTov and Mr. Vardi had access to information on the Company necessary to make an informed investment decision. The shares of Series A and Series B Preferred Stock are convertible into Common Stock on a 1:1 basis subject to adjustment for stock splits, consolidations and stock dividends. In addition, the shares of Series A and Series B Preferred Stock are entitled to a 7% cumulative dividend payable semi-annually. The Company has also agreed to grant "piggyback" registration rights to Mr. BenTov and Mr. Vardi for the shares of Common Stock issuable upon conversion of the Series A and Series B Preferred Stock. The Company will use the proceeds from the sale of Series A and Series B Preferred Stock for general working capital purposes.

                          THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Pursuant to a Stock Purchase Agreement dated as of June 28, 2002 among the Company, IOT and the holders of all the issued and outstanding capital stock of IOT (the "IOT Stockholders"), the Company sold an aggregate of 1,270,000 shares of unregistered common stock to the IOT Stockholders and agreed to pay an aggregate of $650,000 in cash in deferred payments over the next 30 months in exchange for all the issued and outstanding capital stock of IOT (the "Acquisition"). The Acquisition closed on July 19, 2002. The Company relied upon the exemption from registration set forth in Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering, in issuing the stock to the IOT Stockholders. Based upon discussions with and representations made by the IOT Stockholders, the Company reasonably believed that such investors were accredited and/or sophisticated investors. The Company granted to each investor access to information on the Company necessary to make an informed investment decision.

         In 2002, the Company issued an aggregate of 393,000 stock options, each with a term of 10 years from the date of grant, pursuant to its Stock Option and Award Plan. The options had initial exercise prices that range from $0.31 to $0.43 per share and they had vesting periods that range from immediately vesting to vesting over 4 years.

14.  IMPAIRMENT OF ASSETS AND RESTRUCTURING CHARGES

         The Company began to restructure its operations in 2000 and has continued to restructure its operations through 2002.

         The restructuring charges for the year ended December 31, 2002 was approximately $150,000 consisting of following:

Write-off of the investment in Always-On Software, Inc.             $   18,000
Write-down of the investment in Methoda Computers Ltd.                 132,000
                                                                    ----------
                                                                    $  150,000
                                                                    ==========

         The restructuring charges for the year ended December 31, 2001 was approximately $8,711,000, consisting of the following:

Write-off of the investment in Always-On Software, Inc.             $2,303,000
Write-off of prepaid software licenses                               2,000,000
Lease expense and write-off of leaseholds and other fixed
assets:
        * due to the closing of the operations and liquidation
            of T3 Media, Inc.                                        1,616,000
        * related to the closing of locations                          832,000
        * related to the reduction of office space in the
            New York headquarters                                      867,000
Severance costs                                                        699,000
Other associated costs                                                 394,000
                                                                    ----------
                                                                    $8,711,000
                                                                    ==========

                          THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Company had restructuring charge liabilities of approximately $11,000 $161,000 and $240,000 at December 31, 2002, December 31, 2001 and
December 31, 2000, respectively. During the year ended December 31, 2002, the Company recorded additions to its restructuring liability of $125,000 related to the acquisition of IOT and recorded payments of approximately $275,000 consisting of $141,000 related to the reduction of the leased space, which IOT formerly occupied, and $134,000 in severance costs. During the year ended December 31, 2001, the Company recorded additions to the restructuring liability of $1.1 million, consisting of $537,000 related to leases, lease buy-outs of office space no longer utilized by the Company and other associated costs and the reduction of its staff resulting in termination costs of $616,000. The Company paid approximately $1.2 million during 2001, consisting of $616,000 for space no longer utilized, and $616,000 for termination costs. During 2000, the Company recorded a charge of $3.9 million related to the permanent impairment of goodwill of T3 Media, the write down of fixed assets no longer in use and other related charges.

15.  EXTRAORDINARY ITEM

         The 2002 and 2001 extraordinary items resulted from the early extinguishments of T3 Media's capital lease obligations. The Company was a guarantor of the majority of these obligations and was able to settle $65,000 of the leases for $16,000 resulting in an extraordinary item of $49,000 in 2002 and $523,000 of the leases for $176,000, resulting in an extraordinary item of $249,000 in 2001.

16.  EMPLOYMENT AGREEMENT OF CHIEF EXECUTIVE OFFICER

         The Company has entered into an employment agreement with Shmuel BenTov, its Chairman, Chief Executive Officer and President, which terminates on December 31, 2004. The contract calls for a salary of $300,000 per year, which was subsequently reduced to $240,000 in May 2002. His employment agreement contains non-competition, non-disclosure and non-solicitation covenants. It also contains a Board of Director's approved annual bonus that is not to exceed one percent of the Company's total revenues for the year. In the event that he is terminated by the Company, he is to receive severance pay that is two times his then annual salary and is payable within 30 days of the termination.

17. POSSIBLE REMOVAL FROM QUOTATION OF COMMON STOCK ON NASDAQ AND RESULTING MARKET ILLIQUIDITY (UNAUDITED)

         On February 14, 2002, the Company was informed by Nasdaq that it had failed to maintain a closing bid price of at least $1.00 per share and a market value of publicly held shares of at least $5,000,000 for 30 consecutive trading days, and therefore the Company did not comply with the requirements as set forth in Nasdaq Marketplace Rules 4450(a)(5) and 4450(b)(2), respectively. Pursuant to Nasdaq rules, the Company was provided with a 90-day grace period, through May 15, 2002, to regain compliance with the minimum bid price and market value of public float requirements. The Company did not regain compliance within the proscribed time period. On May 23, 2002, the Company requested a hearing, which stayed the de-listing of the Company's common stock. On July 11, 2002, the Company participated in a hearing before the Nasdaq Listing Qualifications Panel (the "Nasdaq Panel"). On July 31, 2002, the Nasdaq Panel notified the Company that the Nasdaq Panel had determined not to grant any further exception to the minimum bid price and/or market value of publicly held shares requirements. The Nasdaq Panel further determined to transfer listing of the Company's common stock to The Nasdaq SmallCap Market, effective with the open of business on August 5, 2002 and gave the Company an extension of 180 days until February 10, 2003 to meet the minimum requirement of $1.00 per share.

         On February 19, 2003, the Company announced that it had been granted a sixty-day extension to April 14, 2003 to comply with Nasdaq's minimum bid price requirement necessary to remain listed on the Nasdaq SmallCap Market. The extension was granted by Nasdaq while it deliberates on the modifications to its listing requirements proposed by its Board of Directors, which could provide issuers with additional time to satisfy the minimum bid price requirements.

         If the Company's Common Stock were removed from quotation on The Nasdaq SmallCap Market any trading in the Company's Common Stock would thereafter be conducted in the over-the-counter market on the OTC Electronic Bulletin Board or in the "pink sheets." The Company believes that these factors could materially impair its ability to raise funds through the issuance of its Common Stock or other securities convertible into its Common Stock.

                          THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18.  SUBSEQUENT EVENT

         The Company submitted a proposal for an amendment to its Restated Certificate of Incorporation to effect a reverse split of its common stock at a ratio ranging from one-for-four to one-for-nine, grant the Board of Directors the authority to decide whether to effect the reverse split and if the Board elects to effect the reverse split, to select a split ratio within this range at its discretion.

                          THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


19.  QUARTERLY RESULTS (Unaudited)


         The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001.

                                                                       Quarter Ended
                                               ----------------------------------------------------------------
(in thousands, except per share amounts)       March 31,         June 30,        September 30,     December 31,
                                                 2002              2002              2002              2002
                                               --------          --------        -------------     ------------
Revenues                                       $  6,461          $  5,643          $  5,830          $  6,075
Gross profit                                      1,827             1,736             1,697             1,888
Income (loss) from operations                        69                94              (467)(1)           173
Income (loss) before extraordinary item             450                39              (498)              164
Extraordinary item                                   49              --                --                --
Net income (loss)                                   499                39              (498)              164
Net income (loss) per share-basic
     and dilutive                              $   0.07          $   0.01          ($  0.06)         $   0.02


                                                                       Quarter Ended
                                               ----------------------------------------------------------------
                                               March 31,         June 30,        September 30,     December 31,
                                                 2001              2001              2001              2001
                                               --------          --------        -------------     ------------
Revenues                                       $ 12,148          $  9,393          $  7,350          $  7,336
Gross profit                                      2,295             1,912             2,373             2,289
Income (loss) from operations                    (4,741)(2)        (9,067)(3)           134               202
Income (loss) before extraordinary item          (4,889)           (9,187)               49               127
Extraordinary item                                 --                --                 187                62
Net income (loss)                                (4,889)           (9,187)              236               189
Net income (loss) per share-basic
     and dilutive                              ($  0.69)         ($  1.29)         $   0.03          $   0.03

----------
(1) During the third quarter of 2002, the Company wrote-off $150,000 consisting of $18,000 write-off of its investment in Always-On Software, Inc., and $132,000 write-down of its investment in Methoda Computers, Ltd.

(2) During the first quarter of 2001, the Company wrote-off approximately $1.5 million consisting of $371,000 write-off of leaseholds and fixed assets related to the wind down of operations of the Company's majority-owned subsidiary, T3 Media, Inc.and $1.1 million related to the closing of several of its Solution Branches and converting them into virtual offices and severance costs related to the reduction of its staff.

(3) During the second quarter of 2001, the Company wrote-off approximately $7.2 million related to the write-off its investment in Always-On Software, Inc., prepaid software licenses, fixed assets related to the reduction of office space in its New York headquarters, severance costs and other associated costs.

                          THE A CONSULTING TEAM, INC.



                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                      Col. A                                Col. B                 Col. C                Col. D           Col. E
-----------------------------------------------------    ------------   ---------------------------   ------------     -------------
                                                                                 Additions
                                                                        ---------------------------
                                                                           (1)            (2)
                                                                        ----------   --------------
                                                          Balance at    Charged to     Charged to
                                                         Beginning of   Costs and    Other Accounts   Deductions -      Balances at
                   Description                              Period       Expenses       Describe        Describe       End of Period
-----------------------------------------------------    ------------   ----------   --------------   ------------     -------------
Reserves and allowances deducted from asset accounts:
For the year ended December 31, 2002
   Allowance for doubtful accounts                        $  652,048    $   25,000     $   --        $   (296,576)(a)    $  380,472
For the year ended December 31, 2001
   Allowance for doubtful accounts                        $  948,397    $  942,507     $   --        $ (1,238,856)(b)    $  652,048
For the year ended December 31, 2000
   Allowance for doubtful accounts                        $  682,424    $1,671,457     $   --        $ (1,405,484)(c)    $  948,397

(a)      Uncollectible accounts written off during 2002.

(b)      Uncollectible accounts written off during 2001.

(c)      Uncollectible accounts written off during 2000.

                                 EXHIBIT INDEX


Exhibit
Number         Description of Exhibits
------         -----------------------
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

 3.2.1 Certificate of Amendment of the Certificate of Incorporation of the Registrant dated August 8, 2002 incorporated by reference to
               Exhibit 3.2 to the Form 10-Q for the period ended June 30, 2001, as previously filed with the SEC on August 14, 2002.

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

 4.2 Registration Rights Agreement dated as of July 19, 2002 among the Registrant and those persons listed on Schedule I attached thereto, incorporated by reference to Exhibit 4.1 to the Form 8-K dated July 19, 2002, as previously filed by the SEC on July 25, 2002.

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

Exhibit
Number         Description of Exhibits
------         -----------------------
10.4           Employment Agreement, dated January 1, 2002, between the
               Registrant and Shmuel BenTov, incorporated by reference to
               Exhibit 10.5 to the Form 10-K for the fiscal year ended December
               31, 2001, as previously filed with the SEC on April 1, 2002.

10.5 Employment Agreement, dated September 11, 2001, between the Registrant and Richard Falcone, incorporated by reference to
               Exhibit 10.6 to the Form 10-K/A for the fiscal year ended December 31, 2001, as previously filed with the SEC on April 4, 2002.

10.6 Form of S Corporation Termination, Tax Allocation and Indemnification Agreement, incorporated by reference to Exhibit
               10.4 to the Registration Statement on Form SB-2, as previously filed with the SEC on August 6, 1997.

10.7 Letter of Undertaking from the Registrant and Shmuel BenTov, incorporated by reference to Exhibit 10.9 to the Registration Statement on Form SB-2, as previously filed with the SEC on July 23, 1997.

10.8 Shmuel BenTov Letter Commitment, dated March 29, 2001, incorporated by reference to Exhibit 10.10 to the Form 10-K for the fiscal year ended December 31, 2000, as previously filed with the SEC on April 2, 2001.

10.9 Employment Agreement dated as of July 19, 2002 between the Registrant and Dr. Piotr Zielczynski, incorporated by reference to Exhibit 10.1 to the Form 8-K dated July 19, 2002, as previously filed with the SEC on July 25, 2002.

10.10 Employment Agreement dated as of July 19, 2002 between the Registrant and Ilan Nachmany, incorporated by reference to
               Exhibit 10.2 to the Form 8-K dated July 19, 2002, as previously filed with the SEC on July 25, 2002.

10.11 Employment Agreement dated as of July 19, 2002 between the Registrant and Sanjeev Welling, incorporated by reference to
               Exhibit 10.3 to the Form 8-K dated July 19, 2002, as previously filed with the SEC on July 25, 2002.

16.1 Letter dated July 2, 2002, of Ernst & Young, LLP, incorporated by reference to Exhibit 16.1 to the Form 8-K dated June 28, 2002, as previously filed with the SEC on July 3, 2002.

23.1           Consent of Ernst & Young, LLP.

23.2           Consent of Grant Thornton, LLP