Form 10-Q
period 2003-03-31
A CONSULTING TEAM INC
filed 2003-05-14
CIK 1040792

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             ---------------------


                                    FORM 10-Q


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the three month period ended: March 31, 2003

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
        Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
                         for the past 90 days. Yes X    No
                                                  ---     ---

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 126-2 of the Exchange Act)    Yes         No  X
                                                      ---        ---

                As of May 14, 2003, there were 8,386,871 shares of Common Stock, with $.01 par value per share, outstanding.

                           THE A CONSULTING TEAM, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION.............................................................................................3

   ITEM 1. FINANCIAL STATEMENTS...........................................................................................3
         CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2003 AND DECEMBER 31, 2002.........................3
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002........4
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002........5
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.....................................................6
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................11
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................................21
   ITEM 4.  CONTROLS AND PROCEDURES......................................................................................21

PART II. OTHER INFORMATION...............................................................................................21
   ITEM 1.  LEGAL PROCEEDINGS............................................................................................21
   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS....................................................................22
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..............................................................................22
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................................22
   ITEM 5.  OTHER INFORMATION............................................................................................22
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................................................................22

SIGNATURES...............................................................................................................25

Part I. Financial Information

Item 1. Financial Statements


                         THE A CONSULTING TEAM, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      March 31,     December 31,
                                                                                        2003           2002
                                                                                     ----------     -----------
ASSETS                                                                               (unaudited)
Current Assets:
     Cash and cash equivalents                                                       $2,054,587     $1,774,828
     Accounts receivable-less allowance for doubtful accounts
     of $296,886 at March 31, 2003, and $380,471 at December 31, 2002                 3,399,575      3,076,888
     Prepaid expenses and other current assets                                          138,835         89,672
                                                                                     ----------     ----------
          Total current assets                                                        5,592,997      4,941,388
     Investments, net                                                                   368,059        368,059
     Property and equipment,net                                                       1,063,280      1,223,417
     Goodwill                                                                         1,181,520      1,181,520
     Intangibles (net)                                                                  234,000        260,000
     Deposits                                                                            75,151         71,133
                                                                                     ----------     ----------
          Total assets                                                               $8,515,007     $8,045,517
                                                                                     ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Loan payable - banks                                                               956,320            -
     Accounts payable and accrued expenses                                            1,374,651      1,698,556
     Capital lease obligation                                                           290,517        290,517
     Deferred income taxes                                                               67,500         67,500
     Current portion of long-term debt                                                  278,820        278,089
                                                                                     ----------     ----------
          Total current liabilities                                                   2,967,807      2,334,662
     Other long-term liabilities                                                        372,368        385,756


Shareholders' equity:
     Preferred stock, $.01 par value; 2,000,000 shares authorized; 571,615 shares issued and outstanding as of March 31, 2003 and December 31,
     2002.                                                                                5,716          5,716
     Common stock, $.01 par value; 30,000,000 shares authorized; 8,386,871
     issued and outstanding as of March 31, 2003 and December 31, 2002.                  83,869         83,869
     Paid-in capital                                                                 34,080,538     34,080,538
     Accumulated deficit                                                            (28,995,291)   (28,845,025)
                                                                                     ----------     ----------
     Total shareholders' equity                                                       5,174,832      5,325,099
                                                                                     ----------     ----------
Total liabilities and shareholders' equity                                           $8,515,007     $8,045,517
                                                                                     ==========     ==========

      See accompanying notes to condensed consolidated financial statements

                           THE A CONSULTING TEAM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Three Months Ended
                                                                  March 31,
                                                   -------------------------------------
                                                       2003                      2002
                                                   -----------                ----------
                                                   (unaudited)                (unaudited)
Revenues                                           $ 5,109,774                $ 6,460,959
Cost of revenues                                     3,772,737                  4,634,312
                                                   -----------                -----------
Gross profit                                         1,337,037                  1,826,647
Operating expenses:
Selling, general & administrative                    1,261,904                  1,540,583
Depreciation & amortization                            194,727                    217,096
                                                   -----------                -----------
                                                     1,456,631                  1,757,679
                                                   -----------                -----------
Income (loss) from operations                         (119,594)                    68,968
Other income (expense):
Gain from extinguishment of debt                           -                       48,715
Interest (expense) net                                 (10,613)                   (46,013)
                                                   -----------                -----------
                                                       (10,613)                     2,702
                                                   -----------                -----------
Income (loss) before income taxes                     (130,207)                    71,669
Provision (benefit) for income taxes                    13,457                   (427,229)
                                                   -----------                -----------
Net income (loss)                                  $  (143,664)               $   498,899
                                                   ===========                ===========

Net earnings per share of common
     stock - Basic and Diluted                     $     (0.02)               $      0.07
                                                   ===========                ===========

      See accompanying notes to condensed consolidated financial statements

                           THE A CONSULTING TEAM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Three Months Ended
                                                                                                  March 31
                                                                                  --------------------------------------
                                                                                      2003                       2002
                                                                                  ------------               -----------
                                                                                   (unaudited)              (unaudited)
Cash flows from operating activities:

Net income (loss)                                                                 ($  143,664)               $   498,899
Adjustments to reconcile net income (loss) to  net cash provided by
  (used in) operating activities, net of acquired assets:
    Depreciation and amortization                                                     194,727                    217,096
    Gain from extinguishment of debt                                                     -                      (48,715)
    Changes in operating assets and liabilities:                                         -
      Accounts receivable                                                            (322,688)                   178,471
      Prepaid or refundable income taxes                                                 -                     (439,411)
      Prepaid expenses and other current assets                                       (49,163)                     7,735
      Accounts payable and accrued expenses                                          (320,646)                  (698,494)
                                                                                  -----------                -----------
Net cash used in operating activities                                                (641,434)                  (284,419)

Cash flows from investing activities:
Purchase of property and equipment                                                     (8,590)                   (19,645)
Deposits                                                                               (4,018)                     1,570
                                                                                  -----------                -----------
Net cash used in investing activities                                                 (12,608)                   (18,075)

Cash flows from financing activities:
Loan payable - bank                                                                   956,320                     63,464
Dividend paid to Preferred Shareholders                                                (9,861)                       -
Repayment of long-term debt                                                           (12,657)                    (2,835)
Repayment of capital lease obligation                                                     -                      (15,800)
                                                                                  -----------                -----------
Net cash provided by financing activities                                             933,802                     44,829
                                                                                  -----------                -----------

Net increase (decrease) in cash and cash equivalents                                  279,760                   (257,665)
Cash and cash equivalents at beginning of period                                    1,774,828                    946,586
                                                                                  -----------                -----------
Cash and cash equivalents at end of period                                        $ 2,054,587                $   688,921
                                                                                  ===========                ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                          $    12,977                $    47,137
                                                                                  ===========                ===========


      See accompanying notes to condensed consolidated financial statements

                           THE A CONSULTING TEAM, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1) GENERAL:

         These financial statements should be read in conjunction with The A Consulting Team, Inc. (the "Company") Form 10-K for the year ended December 31, 2002 filed with the SEC, and the accompanying financial statements and related notes thereto. The accounting policies used in preparing these financial statements are the same as those described in the Company's Form 10-K for the year ended December 31, 2002.

2) INTERIM FINANCIAL STATEMENTS:

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 2003 and the consolidated results of operations for the three months ended March 31, 2003 and 2002, and cash flows for the three months ended March 31, 2003 and 2002.

         The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America, for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Form 10-K filed by the Company for the year ended December 31, 2002.

         The consolidated results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

3) STOCK BASED COMPENSATION:

         At March 31, 2003, the Company has a stock based compensation plan, which is described as follows:

         The Company adopted a Stock Option Plan (the "Plan") that provides for the grant of stock options that are either "incentive" or "non-qualified" for federal income tax purposes. The Plan provided for the issuance of up to a maximum of 600,000 shares of common stock. On May 27, 1998, the shareholders approved and ratified an increase to the Plan from 600,000 to 900,000 shares of common stock and on May 24,2001, the shareholders approved and ratified an increase to the Plan from 900,000 to 1,200,000 shares of common stock (subject to adjustment pursuant to customary anti-dilution provisions).

         The exercise price per share of a stock option is established by the Compensation Committee of the Board of Directors in its discretion, but may not be less than the fair market value of a share of common stock as of the date of grant. The aggregate fair market value of the shares of common stock with respect to which "incentive" stock options are exercisable for the first time by an individual to whom an "incentive" stock option is granted during any calendar year may not exceed $100,000.

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

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

                                                            Three Months           Three Months
                                                          Ended March 31,        Ended March 31,
                                                                2003                   2002
                                                         -------------------    -------------------

Net income (loss), as reported                                $(144,000)             $  499,000
Deduct:
Total stock based compensation
     expense determined under fair
     value based method for all awards                          (24,000)                (36,000)

                                                              ---------              ----------
     Pro forma net income (loss)                              $(168,000)             $  463,000
                                                              =========              ==========

Earnings per share:
  Basic and Diluted - as reported                             $   (0.02)             $     0.07
                                                              =========              ==========

  Basic and Diluted - pro forma                               $   (0.02)             $     0.07
                                                              =========              ==========

4) NET INCOME (LOSS) PER SHARE:

         The following table set forth the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2003 and 2002.

                                                                             Three Months Ended
                                                                                  March 31,
                                                                    ----------------------------------
                                                                         2003                2002
                                                                    --------------         -----------
Numerator for basic and diluted net income (loss) per share:
     Net income (loss)                                                  (143,664)              498,899
     Preferred dividend                                                    6,602                   -
                                                                     -----------           -----------
     Net income (loss) available to
       common stockholders & assumed conversion                      $  (150,266)          $   498,899
                                                                     ===========           ===========

Denominator:
     Denominator for basic income (loss)
     and net income (loss)
     per share - weighted-average shares                               8,386,871             7,116,871
                                                                     ===========           ===========

     Effect of dilutive securities:
     Employee stock options                                                  -                  31,877
                                                                     -----------           -----------
     Denominator for diluted earnings (loss) per
        share - adjusted weighted-average shares                       8,386,871             7,148,748
                                                                     ===========           ===========

Basic and diluted earnings income (loss) per share:
                                                                     -----------           -----------
     Net income (loss)                                               $     (0.02)          $      0.07
                                                                     ===========           ===========


         All Preferred Shares, options and warrants outstanding during March 31, 2003 were not included in the computation of net loss per share because the effect would be antidilutive. During March 31, 2002 there were 762,555 options that were excluded from the computation of diluted earnings per share.

5) ACCOUNTING PRONOUNCEMENTS:

         In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No 4, 44, and 64, Amendment of FASB 13, and Technical Corrections" (SFAS 145). Among other provisions, SFAS 145 rescinds FASB Statement 4, Reporting Gains and Losses from Extinguishment of Debt. Accordingly, gains or losses from extinguishments of debt should not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions (APB
30). Gains and losses from extinguishments of debt, which do not meet the criteria of APB 30, should be reclassified to income from continuing operations in all prior periods presented. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002. Upon adoption, in the first quarter of 2003, the Company reclassified gains on early extinguishment of debt previously recorded as an extraordinary items to other income.

         In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires entities to recognize costs associated with exit or disposal activities when liabilities are incurred rather than when the entity commits to an exit or disposal plan, as currently required. Examples of costs covered by this guidance include one-time employee termination benefits, costs to terminate contracts other than capital leases, costs to consolidate facilities or relocate employees, and certain other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, and will impact any exit or disposal activities the Company initiates after that date. The Company has adopted FASB 146 in the first quarter of 2003. Adoption of FASB 146 did not have an effect on the accompanying financial statements.

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

         On November 4, 2002, the Securities Exchange Commission voted to adopt new Regulation G, which applies whenever a company publicly discloses or releases material information that includes a non-GAAP financial measure. This regulation prohibits material misstatements or omissions that would make the presentation of the material non-GAAP financial measure, under the circumstances in which it is made, misleading, and will require a quantitative reconciliation (by schedule or other clearly understandable method) of the differences between the non-GAAP financial measure presented and the comparable financial measure or measures calculated and presented in accordance with GAAP. The Company has complied with Regulation G in the first quarter of 2003.

6) INCOME TAXES:

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

7) CONCENTRATION OF CREDIT RISK:

         The revenues of one customer represented approximately 31% of the revenues for the three months ended March 31, 2003. The revenues of two customers represented 37% and 19% of revenues for the same period in 2002.

8) IMPAIRMENT OF ASSETS AND RESTRUCTURING CHARGES:

         The Company began to restructure its operations in 2000 and has continued to restructure its operations into 2003. The Company had restructuring charge liabilities of approximately $11,000 at December 31, 2002. During the three months ended March 31, 2003, the Company recorded no additions to its restructuring liability and recorded payments of approximately $11,000 consisting of $9,000 related to the reduction of leased office space and $2,000 in leased equipment. The Company has no restructuring charge liability as of March 31, 2003.

9) CREDIT FACILITY:

         The Company has a line of credit of $4.0 million with Keltic Financial Partners, LP, ("Keltic") based on the Company's eligible accounts receivable balances. The line of credit has certain financial covenants, which the Company must meet on a quarterly basis. At March 31, 2003, the Company was not in compliance with one of the financial covenants, which was waived by Keltic for the quarter ended March 31, 2003. There was an outstanding balance of $956,000 at March 31, 2003, compared to no outstanding balance at December 31, 2002. The Company's Chief Executive Officer initially guaranteed $1 million of the line of credit. The line of credit bears interest at a variable rate based on prime plus 2% and the rate was 6.25% at March 31, 2003. In July 2002, the credit line was amended to reduce the guarantee of the Company's Chief Executive Officer to $400,000, and to reflect the Company's acquisition of International Objects Technology, Inc. The Company's previous line of credit was for $2.1 million and was fully guaranteed by the Company's Chairman, Chief Executive Officer and President.

10) ACQUISITION:

         On July 19, 2002, the Company consummated the acquisition of all of the issued and outstanding capital stock of International Object Technology, Inc. ("IOT").

         IOT was a privately owned, professional services firm that provides data management and business intelligence solutions, technology consulting and project management services. IOT will operate as a wholly owned subsidiary of TACT.

         The acquisition was accounted for under the purchase method of accounting for business combinations and operations of IOT has been included from the date of acquisition. The following unaudited pro forma condensed results of operations reflect the acquisition of International Object Technology, Inc., as if it had occurred on January 1, 2003 and January 1, 2002 respectively. The revenues and results of operations included in the following pro forma unaudited condensed statements of operations is not necessarily considered indicative of the results of operations for the periods specified had the transaction actually been completed at the beginning of the period.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                                             Three Months Ended
                                                                    March 31,
                                                        -----------------------------
                                                           2003                2002
                                                        -----------        -----------
                                                        (unaudited)        (unaudited)

Pro forma Net Sales                                     $ 5,109,774        $ 7,884,873
Pro forma Net Income Loss                               $  (143,664)       $   438,452
Pro forma Net Income (Loss)
     Per Share of Common Stock                          $     (0.02)       $      0.07

11) COMMITMENTS

         The Company has the following commitments as of March 31, 2003, which are comprised of an automobile loan, shareholder loan and note payable for acquisition. The automobile is payable in monthly installments of $1,262 including interest at 6%. As of March 31, 2003, the loan matures as follows:
2003 - $9,308; 2004 - $13,078; 2005 - $13,885 and 2006 - $13,478. The
shareholder note is payable in monthly installments of $5,000 including interest at 3.9%. As of March 31, 2003, the loan matures as follows: 2003 - $42,031; 2004
- $57,985; and 2005 - $20,077. The note payable for acquisition is payable as follows: 2003 - $210,000; 2004 - $100,000 and 2005 - $200,000.

         The Company's commitments at March 31, 2003, are comprised of the following:

                                                            Payments Due in
                             Total           2003            2004            2005            2006
                          ----------      ----------      ----------      ----------      ----------
Automobile Loan           $   49,749      $    9,308      $   13,078      $   13,885      $   13,478
Shareholder Loan             120,093          42,031          57,985          20,077             -
Acquisition Note             510,000         210,000         100,000         200,000             -
Employment Contracts         693,000         453,000         240,000             -               -
                          ----------      ----------      ----------      ----------      ----------
Total                     $1,372,842      $  714,339      $  411,063      $  233,962      $   13,478
                          ==========      ==========      ==========      ==========      ==========


12) POSSIBLE REMOVAL FROM QUOTATION OF COMMON STOCK ON NASDAQ AND RESULTING MARKET ILLIQUIDITY

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

         On February 19, 2003, the Company announced that it had been granted a sixty-day extension to April 14, 2003 to comply with Nasdaq's minimum bid price requirement necessary to remain listed on the Nasdaq SmallCap Market. The extension was granted by Nasdaq while it deliberated on the modifications to its listing requirements proposed by its Board of Directors, which could provide issuers with additional time to satisfy the minimum bid price requirements.

         On April 8, 2003 the Company announced that it had been granted an additional extension until May 12, 2003 from Nasdaq's Listing Qualifications Panel to comply with the minimum bid price requirements necessary to remain listed on the Nasdaq SmallCap Market. The Company has requested an additional extension to comply with the minimum bid price requirement from Nasdaq. There can be no assurance that Nasdaq will grant the Company an additional extension. Moreover, even if Nasdaq grants an additional extension there can be no assurance that the bid price of the Company's common stock will exceed the $1.00 minimum requirement during the term of such extension.

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

         In addition, if the Company's Common Stock is removed from quotation on Nasdaq and the trading price of its Common Stock is less than $5.00 per share, trading in its Common Stock could also be subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended. Under that Rule, broker and dealers who recommend such low priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to regulations adopted by the SEC, any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the market liquidity of the Company's Common Stock. There can be no assurance that the Company's Common Stock will not be removed from quotation on Nasdaq or treated as penny stock.

13) CONTINGENCY

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

         Rapid technological advance, and the wide acceptance and use of the Internet as a driving force in commerce, accelerated the growth of the IT industry through 2001. These advances included more powerful and less expensive computer technology, the transition from predominantly centralized mainframe computer systems to open and distributed computing environments and the advent of capabilities such as relational databases, imaging, software development productivity tools, electronic commerce ("e-commerce") applications and web-enabled software. These advances expanded the benefits that users can derive from computer-based information systems and improved the price-to-performance ratios of such systems. As a result, an increasing number of companies were employing IT in new ways, often to gain competitive advantages in the marketplace, and IT services have become an essential component of their long-term growth strategies. The same advances that have enhanced the benefits of computer systems rendered the development and implementation of such systems increasingly complex. In addition, there was a shortage of IT consultants qualified to support these systems. Accordingly, organizations turned to external IT services organizations such as TACT to develop, support and enhance their internal IT systems. However, during 2002 and continuing into 2003 there has been a slowdown in IT spending coinciding with the general economic slowdown. This has resulted in revenue decreases at many IT service companies and is expected to continue during 2003.

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

         Approximately 95% of the Company's consulting services revenues were generated from the hourly billing of its consultants' services to its clients under time and materials engagements, with the remainder generated under fixed-price engagements for 2002. During 2003 the Company expects to decrease revenue generated from hourly billing by approximately 10 percent and increase revenue, which is generated under fixed price contracts by a similar amount.

         TACT provides clients with enterprise-wide information technology consulting services and software products. TACT solutions cover the entire spectrum of IT needs, including applications, data, and infrastructure. TACT provides complete project life-cycle services from application and system design, through development and implementation, to documentation and training. Strategic alliances with leading software vendors ensure that TACT solutions are dependable and within the mainstream of industry trends. These partnerships allow TACT to provide a wide variety of business technology solutions such as enterprise reporting solutions, data warehousing, systems strategies, application and database conversions, and application development services.

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

         The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company's operating performance is primarily based upon billing margins (billable hourly rate less the consultant's hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). Large portions of the Company's engagements are on a time and materials basis. While most of the Company's engagements allow periodic price adjustments to address, among other things, increases in consultant costs, during 2001, 2002 and into 2003 clients have been adverse to accepting cost increases. TACT also actively manages its personnel utilization rates by constantly monitoring project requirements and timetables. Through the Company's cost containment and work force rationalization efforts TACT's utilization rates have improved throughout 2002 and into 2003. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in TACT's training programs in order to expand their technical skill sets. TACT carefully monitors consultants that are not utilized and has established guidelines for the amount of non-billing time that it allows before a consultant is terminated.

         Historically, the Company has also generated revenues by selling software licenses. In addition to initial software license fees, the Company also derives revenues from the annual renewal of software licenses. Revenues from the sale of software licenses are recognized upon delivery of the software to a customer, because future obligations associated with such revenue are insignificant. Beginning in 1999 and extending through the current period, the Company has limited its emphasis on software sales. This has resulted in a significant reduction in software sales starting in the second half of 1999 through the current period. This trend is expected to continue with software sales only being ancillary to the Company's IT solutions and services.

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

         On July 19, 2002, the Company, acquired all of the common stock of International Object Technology, Inc. (IOT) for a combination of deferred cash consideration of $650,000 and 1,270,000 shares of TACT unregistered Common Stock valued at $635,000. The acquisition of IOT was accounted for using the purchase method of accounting. Accordingly, the results of operations of IOT are included in the Company's consolidated results of operation from the date of acquisition. The purchase price of the acquisition exceeded the fair market value of the net assets acquired, resulting in the recording of goodwill of $1,181,520 and other identifiable intangibles of $312,000 with the identifiable intangible assets being amortized over a three year period on a straight line basis. IOT was a privately owned, professional services firm that provides data management and business intelligence solutions, technology consulting and project management services. The acquisition has increased the depth of the Company's services and solution offerings and provides the Company with significant cross-selling opportunities.

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

Revenue Recognition

         Consulting revenues are recognized as services are provided. Revenue from sales of software licenses is recognized upon delivery of the software to a customer because future obligations associated with such revenue are insignificant. Customers for consulting revenues are billed on a weekly, semi-monthly and monthly basis. Revenues for fixed fee contracts are recognized as services are provided. Any anticipated contract losses are estimated and accrued at the time they become known and estimable.

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

Results of Operations

         The following table sets forth the percentage of revenues of certain items included in the Company's Statements of Operations:

                                                                      Three Months Ended
                                                                           March 31,
                                                         -----------------------------------------------
                                                                2003                    2002
                                                         ----------------------   ----------------------

Revenues                                                              100.0 %                 100.0  %
Cost of revenues                                                        3.8 %                  71.7  %
                                                         ----------------------   ----------------------
Gross profit                                                           26.2 %                  28.3  %
Operating expenses                                                     28.5 %                  27.2  %
Income/Loss from operations                                            (2.3)%                   1.1  %
     Gain from extinguishment of debt                                   0.0 %                   0.8  %
                                                         ----------------------   ----------------------
Net gain(loss)                                                         (2.8)%                   7.7  %
                                                         ======================   ======================


Comparison of The Three Months Ended March 31, 2003 to The Three Months Ended March 31, 2002

         Revenues. Revenues of the Company decreased by $1.4 million, or 20.9%, from $6.5 million for the three months ended March 31, 2002 to $5.1 million for the three months ended March 31, 2003. The decrease was primarily attributable to a slowdown in the IT industry and adverse winter weather in the northeast which caused the Company to miss approximately three billing days ($225,000), which was partially offset by an increase in revenues of $943,000 as a result of the acquisition of IOT.

         Software licensing revenues increased by $37,000, or 11%, from $342,000 in the first quarter of 2002 to $379,000 in the first quarter of 2003. Software sales are expected to be ancillary to the Company's total revenues in future periods.

         Gross Profit. The gross profit for the three months ended March 31, 2003 decreased by $490,000, or 26.8%, from $1.8 million in the first quarter of 2002 to $1.3 million in the first quarter of 2003. As a percentage of total revenues, gross margin for the quarter decreased from 28.3% in 2002 to 26.2% in 2003. The decrease in gross margin percentage was primarily due to the acquisition of IOT, which has lower gross margins, 18.2%, compared to TACT's gross margin of 28%.

         Operating Expenses. Operating expenses are comprised of Selling, General and Administrative ("SG&A") expenses, provision for doubtful accounts, depreciation and amortization and impairment of assets and restructuring charges. Operating expenses decreased by $301,000, or 17.1%, from $1.8 million in the first quarter of 2002 to $1.5 million in the first quarter of 2003. The SG&A expenses decreased by $279,000 or 18.1% from $1.5 million in 2002 to $1.3 million in 2003. The decrease is primarily attributable to a decrease in the Company's payroll costs of $261,000 due to its restructuring efforts which was partially offset by an increase in costs due to the acquisition of IOT. In addition, the Company wrote off approximately $60,000 of T3 Media's accounts payable from prior years. Depreciation and amortization expenses decreased $22,000 or 10% from $217,000 to $195,000 in 2002 and 2003.

         Taxes. During the first quarter of 2002, the Company recorded a tax refund of $439,000 resulting from a 2002 change in tax law allowing the Company to carry-back its net operating losses for five years instead of the two years previously allowed.

         Net Income (Loss). As a result of the above, the Company had a net loss of ($144,000) or ($0.02) per share in the first quarter of 2003 compared to net income of $499,000 or $0.07 per basic and diluted share in the first quarter 2002.

Liquidity and Capital Resources

         The Company has a line of credit of $4.0 million with Keltic Financial Partners, LP, based on the Company's eligible accounts receivable balances. The line of credit has certain financial covenants, which the Company must meet on a quarterly basis. There was an outstanding balance of $956,000 at March 31, 2003, compared to no outstanding balances at December 31, 2002. The Company's Chief Executive Officer initially guaranteed $1 million of the line of credit. The line of credit bears interest at a variable rate based on prime plus 2% and the rate was 6.25% at March 31, 2003. In July 2002, the credit line was amended to reduce the guarantee of the Company's Chief Executive Officer to $400,000, and to reflect the Company's acquisition of International Objects Technology, Inc. Pursuant to the Company's line of credit agreement, as amended, the Company did not make its EBITDA covenant at March 31, 2003; however, the Company's lender waived this EBITDA covenant requirement. The Company's previous line of credit was for $2.1 million and was fully guaranteed by the Company's Chairman, Chief Executive Officer and President.

         One of the Company's subsidiaries, T3 Media, which ceased operations in 2001, had a demand loan with a bank. The T3 Media demand loan, which was guaranteed by the Company, was paid down and cancelled in January of 2002.

         T3 Media had entered into a series of capital lease obligations, which the Company had guaranteed to finance its expansion plans, covering leasehold improvements, furniture and computer-related equipment. The amount outstanding under such leases was approximately $291,000 at March 31, 2003. The Company continues the process of negotiating buy-outs on these leases.

         The Company's cash balances were approximately $2.1 million at March 31, 2003 and $1.8 million at December 31, 2002. Net cash used in operating activities for the three months ended March 31, 2003 was approximately ($641,000) compared to ($284,000) for the three months ended March 31, 2002.

         The Company's accounts receivable, less allowance for doubtful accounts, at March 31, 2003 and December 31, 2002 were $3.4 million and $3.1 million, respectively, representing 61 and 49 days of sales outstanding, respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due because improved collection techniques and daily monitoring of receivables and cash balances have been implemented. Collection of receivables is one of the Company's highest priorities and improved collections was one of the primary reasons for the improvement in cash provided by operations.

         For the three months ended March 31, 2003, the Company had revenues from one customer, which represented 31% of revenues. For the three months ended March 31, 2002, the Company had revenues from two customers, which represented 37% and 19% of revenues. No other customer represented greater than 10% of the Company's revenues for such periods.

         The Company has no restructuring charge liability as of March 31, 2003. During 2002, the Company continued the restructuring of its operations and took a charge of $150,000. This charge consisted of $18,000 for the write-off of the remaining balance of the Company's investment in Always-On Software, Inc., and $132,000 write-down of the Company's investment in Methoda Computer Ltd.

         Net cash used in investing activities was approximately ($13,000) and ($18,000) for the three months ended March 31, 2003 and 2002. In each of these periods additions to property and equipment was ($9,000) and ($20,000).

         On July 19, 2002, the Company acquired all of the Common Stock of IOT for a combination of cash consideration of $650,000 and 1,270,000 shares of TACT unregistered Common Stock valued at $635,000.

         The schedule of payment of the cash consideration of $650,000 is as follows: $140,000 on September 2, 2002; $210,000 on April 1, 2003; $100,000 on
April 1, 2004 and $200,000 on January 2, 2005. The excess of the purchase price over the estimated fair value of the net identifiable assets acquired totaled $1,494,000 and was allocated as follows; $312,000 to intangible assets which is being amortized on a straight line basis over thirty six months, and $1,182,000 to goodwill. The three majority shareholders of IOT received employment agreements for a three-year period at an annual salary of $160,000 per year each. For the three months ended March 31, 2003, the Company recorded revenue attributable to IOT in the amount of $943,000.

         Net cash provided by financing activities was approximately $934,000 and $45,000 at March 31, 2003 and 2002.

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

         The Company has the following commitments as of March 31, 2003:

                                                      Payments Due in
                             Total           2003            2004            2005            2006
                          ----------      ----------      ----------      ----------      ----------
Automobile Loan           $   49,749      $    9,308      $   13,078      $   13,885      $   13,478
Shareholder Loan             120,093          42,031          57,985          20,077               -
Acquisition Note             510,000         210,000         100,000         200,000               -
Employment Contracts         693,000         453,000         240,000               -               -
                          ----------      ----------      ----------      ----------      ----------
Total                     $1,372,842      $  714,339      $  411,063      $  233,962      $   13,478
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

Operating Losses

         The Company has incurred operating losses in the three months ended March 31, 2003 as well as the last two years. In the three months ended March 31, 2003, the Company had an operating loss of $120,000 and a net loss of $144,000. In the year ended December 31, 2002, the Company had an operating loss of $130,000 and net income of $204,000. In the year ended in December 31, 2001, the Company had an operating loss of $13.5 million and a net loss of $13.7 million, of which $1.0 million was attributable to T3 Media (including certain expenses associated with the close down of T3 Media's operations ($1.6 million)). The remaining net loss for the year was attributable to the Company and includes certain one-time charges of $7.1 million associated with the impairment of assets and restructuring charges. There is no guarantee that the Company can achieve profitability on a quarterly or annual basis in the future. If revenues grow slower than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly the Company will continue to experience losses and the results of operations and financial condition will be materially and adversely affected.

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

Dependence on Limited Number of Clients

         The Company derives a significant portion of its revenues from a relatively limited number of clients primarily located in the New York/New Jersey metropolitan area of the United States. Adverse economic conditions affecting this region could have an adverse effect on the financial condition of its clients located there, which in turn could adversely impact its business and future growth. Revenues from its ten most significant clients accounted for a majority of its revenues for the three months ended March 31, 2003 as well as for each of the two years ended December 31, 2002. In each of these periods, the Company had at least one customer with revenues exceeding 10% of the Company's revenues. For the three months ended March 31, 2003, the Company had revenues from one customer, which represented 31% of revenues. For the year ended December 31, 2002, the Company had revenues from two customers, which represented 25% and 24% of revenues, respectively. Besides these customers, no other customer represented greater than 10% of the Company's revenues. In any given year, its ten most significant customers may vary based upon specific projects for those clients during that year. There can be no assurance that its significant clients will continue to engage it for additional projects or do so at the same revenue levels. Clients engage the Company on an assignment-by-assignment basis, and a client can generally terminate an assignment at any time without penalties. The loss of any significant customer could have a material adverse effect on its business, results of operations and financial condition. A failure of the Company to develop relationships with new customers could have a material adverse effect on its business, results of operations and financial condition.

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

e-Business Initiatives

         The Company faces difficulties typically encountered by development stage companies in rapidly evolving markets because of its e-commerce initiative. The Company provides web enablement services and solutions and other related e-business services. Revenues from its e-business services constituted 33% of revenues for the three months ended March 31, 2003. Revenues from its e-business services constituted 40% of revenues for the year ended December 31, 2002. The Company cannot assure you that any products or services developed by it, or its strategic partners will achieve market acceptance. The risks involved in these service offering include the Company's and its strategic partners' abilities to:

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

Fluctuations in Quarterly Operating Results

         The Company's quarterly results of operations are variable. Variations in revenues and results of operations occur from time to time as a result of a number of factors, such as the size and significance of client engagements commenced and completed during a quarter, the number of business days in a quarter, consultant hiring and utilization rates and the timing of corporate expenditures. The timing of revenues is difficult to forecast because the sales cycle can be relatively long and may depend on such factors as the size and scope of assignments and general economic conditions. A variation in the number of client assignments or the timing of the initiation or the completion of client assignments, particularly at or near the end of any quarter, can cause significant variations in results of operations from quarter to quarter and can result in losses to it. In addition, its engagements generally are terminable by the client at any time without penalties. Although the number of consultants can be adjusted to correspond to the number of active projects, the Company must maintain a sufficient number of senior consultants to oversee existing client projects and to assist with its sales force in securing new client assignments. An unexpected reduction in the number of assignments could result in excess capacity of consultants and increased selling, general and administrative expenses as a percentage of revenues. The Company has also experienced, and may in the future experience, significant fluctuations in the quarterly results of its software sales as a result of the variable size and timing of individual license transactions, competitive conditions in the industry, changes in customer budgets, and the timing of the introduction of new products or product enhancements. In the event that its results of operations for any period are below the expectation of market analysts and investors, the market price of its shares of Common Stock could be adversely affected.

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

         On April 8, 2003 the Company announced that it had been granted an additional extension until May 12, 2003 from Nasdaq's Listing Qualifications Panel to comply with the minimum bid price requirements necessary to remain listed on the Nasdaq SmallCap Market. The Company has requested an additional extension to comply with the minimum bid price requirement from Nasdaq. There can be no assurance that Nasdaq will grant the Company an additional extension. Moreover, even if Nasdaq grants an additional extension there can be no assurance that the bid price of the Company's common stock will exceed the $1.00 minimum requirement during the term of such extension.

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

         In addition, if the Company's Common Stock is removed from quotation on Nasdaq and the trading price of its Common Stock is less than $5.00 per share, trading in its Common Stock could also be subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended. Under that Rule, broker and dealers who recommend such low priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to regulations adopted by the SEC, any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the market liquidity of the Company's Common Stock. There can be no assurance that the Company's Common Stock will not be removed from quotation on Nasdaq or treated as penny stock.

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

Going Concern

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2003, the Company reported a net loss of $144,000. For the year ended December 31, 2002, the Company reported net income of $204,000. Additionally, the Company has an accumulated deficit of $28.8 million at December 31, 2002. The Company believes that its continuing focus on cost reductions, together with a number of other operational changes, has resulted in the attainment of net earnings during 2002. There can be no assurance that the Company will be profitable in future quarters.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company has not entered into market risk sensitive transactions required to be disclosed under this item.

Item 4.  Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities and Exchange Act of 1934 Rules 13a-14(c) and 15d-14 (c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures , which are designed to ensure that information required to be disclosed by us in the periodic reports we file under the Exchange Act is recorded, processed, summarized and reported in a timely manner, are effective based on such evaluation.

         (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls and procedures subsequent to the Evaluation Date.

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

    3.2.1 Certificate of Amendment of the Certificate of Incorporation of the Registrant dated August 8, 2002 incorporated by reference to
              Exhibit 3.2 to the Form 10-Q for the period ended June 30, 2002, as previously filed with the SEC on August 14, 2002.

    3.2.2 Certificate of Amendment of the Certificate of Incorporation of the Registrant dated November 12, 2002, incorporated by reference to Exhibit 3.2.2 to the Form 10-Q for the period ended September 30, 2002 as previously filed with the SEC on November 11, 2004.

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

    99.1      Certification of Principal Executive Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2      Certification of Principal Financial Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K

         The Company filed the following Current Report on Form 8-K during the three month period ended March 31, 2003:

         (i) The Company filed a Current Report on Form 8-K with the SEC dated February 19, 2003 on March 3, 2003 regarding the Nasdaq Listing Qualification Panel's grant of an additional extension to comply with the minimum bid price requirements necessary to remain listed on Nasdaq SmallCap Market.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE A CONSULTING TEAM, INC.

                                    By: /s/ Shmuel BenTov
                                        -----------------
Date:  May 14, 2003                     Shmuel BenTov, Chairman,
                                        Chief Executive Officer and President

                                    By: /s/ Richard D. Falcone
                                        ----------------------
Date:  May 14, 2003                     Richard D. Falcone, Treasurer
                                        and Chief Financial Officer

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

Date:    May 14, 2003

                                            /s/ Shmuel Bentov
                                            -----------------------------------
                                            Shmuel BenTov
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                                 CERTIFICATIONS

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


Date:    May 14, 2003

                                        /s/ Richard D. Falcone
                                        ---------------------------------------
                                        Richard D. Falcone
                                        Chief Financial Officer
                                        (Principal Financial Officer)