Form 10-Q
period 2003-06-30
A CONSULTING TEAM INC
filed 2003-08-14
CIK 1040792

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the six-month period ended: June 30, 2003

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__
                                                       --

      Indicate by check mark whether the registrant is an accelerated filer
                 (as defined in Rule 126-2 of the Exchange Act)
                                   Yes___ No X
                                            --

                As of August 8, 2003, there were 8,386,871 shares of Common Stock, with $.01 par value per share, outstanding.

                           THE A CONSULTING TEAM, INC.

                                      INDEX

Part I. Financial Information.............................................................................................3

   ITEM 1. FINANCIAL STATEMENTS...........................................................................................3
         Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002..........................3
         Condensed Consolidated Statement of Operations for the three months ended June 30, 2003 and 2002.........4
         Condensed Consolidated Statement of Cash Flows for the three months ended June 30, 2003 and 2002.........5
         Notes to Condensed Consolidated Financial Statements.....................................................6
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................12
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................................23
   ITEM 4.  CONTROLS AND PROCEDURES......................................................................................23

Part II. Other Information...............................................................................................23

   ITEM 1.  LEGAL PROCEEDINGS............................................................................................23
   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS....................................................................23
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..............................................................................24
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................................24
   ITEM 5.  OTHER INFORMATION............................................................................................24
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................................................................24

SIGNATURES...............................................................................................................27

Part I. Financial Information

Item 1. Financial Statements

                            THE A CONSULTING TEAM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                  June 30,           December 31,
                                                                                                    2003                 2002
                                                                                                -----------        -----------------
ASSETS                                                                                          (unaudited)
Current Assets:
         Cash and cash equivalents                                                              $ 1,258,198          $ 1,774,828
         Accounts receivable- less allowance for doubtful accounts of $301,443 at
         June 30, 2003, and $380,471 at December 31, 2002                                         3,406,320            3,076,888
         Prepaid expenses and other current assets                                                  164,254               89,672
                                                                                                ------------        ----------------
              Total current assets                                                                4,828,771            4,941,388
         Investments, net                                                                           368,059              368,059
         Property and equipment,net                                                                 899,052            1,223,417
         Goodwill                                                                                 1,140,964            1,181,520
         Intangibles (net)                                                                          184,889              260,000
         Deposits                                                                                    68,399               71,133
                                                                                                ------------        ----------------
              Total assets                                                                      $ 7,490,134          $ 8,045,517
                                                                                                ============        ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Loan payable - banks                                                                       355,196                    -
         Accounts payable and accrued expenses                                                    1,412,475            1,698,556
         Capital lease obligation                                                                   290,517              290,517
         Deferred income taxes                                                                       56,250               67,500
         Current portion of long-term debt                                                          169,559              278,089
                                                                                                ------------        ----------------
              Total current liabilities                                                           2,283,997            2,334,662
         Other long-term liabilities                                                                258,792              385,756


Shareholders' equity:
         Preferred stock, $.01 par value; 2,000,000 shares authorized; 571,615
         shares issued and outstanding as of June 30, 2003 and December 31, 2002                      5,716                5,716
         Common stock, $.01 par value; 30,000,000 shares authorized; 8,386,871
         issued and outstanding as of June 30, 2003 and December 31, 2002.                           83,869               83,869
         Paid-in capital                                                                         34,080,538           34,080,538
         Accumulated deficit                                                                    (29,222,779)         (28,845,025)
                                                                                                ------------        ----------------
         Total shareholders' equity                                                               4,947,345            5,325,099
                                                                                                ------------        ----------------
Total liabilities and shareholders' equity                                                      $ 7,490,134          $ 8,045,517
                                                                                                ============        ================

                           THE A CONSULTING TEAM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Six Months Ended                Three Months Ended
                                                                                June 30,                        June 30,
                                                                    ------------------------------    ----------------------------
                                                                         2003             2002            2003           2002
                                                                    --------------   -------------    ------------   -------------
                                                                       (unaudited)     (unaudited)     (unaudited)    (unaudited)

Revenues
       Consulting services                                              9,484,105      11,408,021        4,753,052      5,288,931
       Software licensing                                                 903,244         696,045          524,523        354,176
                                                                    --------------   -------------    -------------   ------------
Revenues                                                             $ 10,387,349    $ 12,104,066      $ 5,277,575    $ 5,643,107
Cost of revenues                                                        7,724,216       8,541,337        3,951,479      3,907,025
                                                                    --------------   -------------    -------------   ------------
Gross profit                                                            2,663,133       3,562,728        1,326,096      1,736,082
Operating expenses:
Selling, general & administrative                                       2,553,891       2,969,498        1,291,987      1,428,915
Provision for doubtful accounts                                            20,000               -           20,000              -
Depreciation & amortization                                               419,473         429,922          224,745        212,826
                                                                    --------------   -------------    -------------   ------------
                                                                        2,993,363       3,399,420        1,536,732      1,641,741
                                                                    --------------   -------------    -------------   ------------
Income (loss) from operations                                            (330,231)        163,309         (210,636)        94,341
Other income(expense):
Gain from extinguishment of debt                                                -          48,715                -              -
Interest (expense) net                                                    (22,788)        (78,862)         (12,175)       (32,849)
                                                                    --------------   -------------    -------------   ------------
                                                                          (22,788)        (30,147)         (12,175)       (32,849)
                                                                    --------------   -------------    -------------   ------------
Income (loss) before income taxes                                        (353,019)        133,161         (222,812)        61,492
Provision (benefit) for income taxes                                       11,457        (404,772)          (2,000)        22,457
                                                                    --------------   -------------    -------------   ------------
Net income (loss)                                                      $ (364,476)      $ 537,933       $ (220,812)      $ 39,035
                                                                    ==============   =============    =============   ============

Net earnings (loss) per share of common stock:
      Basic                                                               $ (0.05)         $ 0.08          $ (0.03)        $ 0.01
                                                                    ==============   =============    =============   ============

      Diluted                                                             $ (0.05)         $ 0.07          $ (0.03)        $ 0.01
                                                                    ==============   =============    =============   ============

     See accompanying notes to condensed consolidated financial statements.

                           THE A CONSULTING TEAM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Six Months Ended June 30,
                                                                              2003               2002
                                                                        ------------------  ----------------
                                                                            (unaudited)        (unaudited)
Cash flows from operating activities:
Net income (loss)                                                               ($364,476)         $537,933
Adjustments to reconcile net income(loss) to  net cash provided by
(used in) operating activities, net of acquired assets:
Depreciation and amortization                                                     419,473           429,922
      Gain from extinguishment of debt                                                  -           (48,715)
Provision for doubtful accounts                                                    20,000                 -
Changes in operating assets and liabilities:
Accounts receivable                                                              (349,432)        1,094,977
Prepaid expenses and other current assets                                         (84,582)          (19,558)
Accounts payable and accrued expenses                                            (260,193)       (1,247,225)
                                                                        ------------------  ----------------
Net cash provided by (used in) provided by operating activities                  (619,210)          747,334

Cash flows from investing activities:
Purchase of property and equipment                                                 (9,996)          (23,099)
Deposits                                                                            2,734            11,173
                                                                        ------------------  ----------------
Net cash used in investing activities                                              (7,262)          (11,926)

Cash flows from financing activities:
Loan payable - bank                                                               355,196          (245,109)
Dividend paid to Preferred Shareholders                                            (9,861)                -
Repayment of long-term debt                                                      (235,493)           (5,715)
Repayment of capital lease obligation                                                   -           (15,800)
                                                                        ------------------  ----------------
Net cash (used in) provided by financing activities                               109,842          (266,624)
                                                                        ------------------  ----------------

Net increase (decrease) in cash and cash equivalents                             (516,630)          468,784
Cash and cash equivalents at beginning of period                                1,774,828           946,586
                                                                        ------------------  ----------------
Cash and cash equivalents at end of period                                     $1,258,198        $1,415,370
                                                                        ==================  ================

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                          $26,775           $82,223
                                                                        ==================  ================

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

2)   INTERIM FINANCIAL STATEMENTS:

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 2003 and the consolidated results of operations for the three and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002.

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2003 and the two years ended December 31, 2002 and 2001, the Company recorded a net loss of $364,476, net income of $203,613 and a net loss of $13,650,685 respectively. Additionally the Company has an accumulated deficit of $29,222,779 and $28,845,025 as of June 30, 2003 and December 31, 2002,
respectively. The Company has implemented a plan whereby it is actively managing its personnel utilization rates and it is constantly monitoring project requirements and timetables.

         In management's opinion, cash flows from operations and borrowing capacity combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months. There may be circumstances that would accelerate its use of liquidity sources, including but not limited to, its ability to implement a profitable business model, which may include further restructuring charges. If this occurs, the Company, may from time to time, incur additional indebtedness or issue, in public or private transactions, equity or debt securities. However, there can be no assurance that suitable debt or equity financing will be available to the Company. The financial statements do not include any adjustments as a result of this uncertainty.

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

         The consolidated results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

3)   STOCK BASED COMPENSATION:

         At June 30, 2003, the Company has a stock based compensation plan, which is described as follows:

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

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

                                                             Six Months                      Three Months
                                                           Ended June 30,                   Ended June 30,
                                                  -------------------------------   ------------------------------
                                                       2003             2002              2003            2002
                                                  ---------------   -------------   --------------  --------------
Net income (loss), as reported                      $ (364,476)       $ 537,933       $ (220,812)       $ 39,035
Deduct:
Total stock based compensation
     expense determined under fair
     value based method for all awards                 (48,000)         (72,000)         (24,000)        (36,000)

                                                  ---------------   -------------   --------------  --------------
     Pro forma net income (loss)                    $ (412,476)       $ 465,933       $ (244,812)       $  3,035
                                                  ===============   =============   ==============  ==============

Earnings per share:
  Basic - as reported                               $    (0.05)       $    0.08       $    (0.03)       $   0.01
                                                  ===============   =============   ==============  ==============

  Diluted - as reported                             $    (0.05)       $    0.07       $    (0.03)       $   0.01
                                                  ===============   =============   ==============  ==============

  Basic - pro forma                                 $    (0.05)       $    0.08       $    (0.03)       $   0.01
                                                  ===============   =============   ==============  ==============

  Diluted - pro forma                               $    (0.05)       $    0.07       $    (0.03)       $   0.01
                                                  ===============   =============   ==============  ==============

4)   NET INCOME (LOSS) PER SHARE:

         The following table set forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2003 and 2002.

                                                                       Six Months Ended           Three Months Ended
                                                                           June 30,                    June 30,
                                                                 -------------------------------------------------------
                                                                      2003           2002          2003         2002
                                                                 -------------   ------------  ------------  -----------
Numerator for basic and diluted net income(loss) per share
     Net income (loss)                                               (364,476)       537,933      (220,812)      39,035
     Preferred dividend                                                13,278              -         6,676            -
                                                                 -------------   ------------  ------------  -----------
     Net income (loss) available to
       common stockholders & assumed conversion                    $ (377,754)    $  537,933    $ (227,488)  $   39,035
                                                                 =============   ============  ============  ===========

Denominator:
     Denominator for basic income (loss)
       and net income (loss)
     per share - weighted-average shares                            8,386,871      7,116,871     8,386,871    7,116,871
                                                                 =============   ============  ============  ===========

     Effect of dilutive securities:
     Employee stock options                                                 -         76,486             -      121,075
                                                                 -------------   ------------  ------------  -----------
     Denominator for diluted earnings (loss) per
        share - adjusted weighted-average shares                    8,386,871      7,193,357     8,386,871    7,237,946
                                                                 =============   ============  ============  ===========

Basic earnings income (loss) per share:
                                                                 -------------   ------------  ------------  -----------
     Net income (loss)                                             $    (0.05)    $     0.08    $    (0.03)  $     0.01
                                                                 =============   ============  ============  ===========

Diluted earnings income (loss) per share:
                                                                 -------------   ------------  ------------  -----------
     Net income (loss)                                             $    (0.05)    $     0.07    $    (0.03)  $     0.01
                                                                 =============   ============  ============  ===========

         All Preferred Shares, options and warrants outstanding during three and six months June 30, 2003 were not included in the computation of net loss per share because the effect would be antidilutive. During three and six months ended June 30, 2002 there were 292,767 and 1,055,322 options that were excluded from the computation of diluted earnings per share.

5)    ACCOUNTING PRONOUNCEMENTS:

         In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No 4, 44, and 64, Amendment of FASB 13, and Technical Corrections" (SFAS 145). Among other provisions, SFAS 145 rescinds FASB Statement 4, Reporting Gains and Losses from Extinguishment of Debt. Accordingly, gains or losses from extinguishments of debt should not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions (APB
30). Gains and losses from extinguishments of debt, which do not meet the criteria of APB 30, should be reclassified to income from continuing operations in all prior periods presented. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002. Upon adoption, in the first quarter of 2003, the Company reclassified gains on early extinguishment of debt previously recorded as extraordinary items to other income.

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

         Effective May 31, 2003, Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This standard will be effective (a) for financial instruments entered or modified after May 31, 2003, and (b) for financial instruments issued on or before May 31, 2003 at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS150 is not expected to have a material impact on the results of operations or financial position of the Company.

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

         In January 2003, the FASB issued interpretation No. 46, Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51 (FIN 46), which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest equity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPE's) to be consolidated by their primary beneficiaries if the entities do not effectively disburse risk among the parties involved. This interpretation applies immediately to variable entities created after January 31, 2003 and variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on the results of operations or financial position of the Company.

         On November 4, 2002, the Securities Exchange Commission voted to adopt new Regulation G, which applies whenever a company publicly discloses or releases material information that includes a non-GAAP financial measure. This regulation prohibits material misstatements or omissions that would make the presentation of the material non-GAAP financial measure, under the circumstances in which it is made, misleading, and will require a quantitative reconciliation (by schedule or other clearly understandable method) of the differences between the non-GAAP financial measure presented and the comparable financial measure or measures calculated and presented in accordance with GAAP. The Company has complied with Regulation G effective the first quarter of 2003.

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

7)   CONCENTRATION OF CREDIT RISK:

         The revenues of one customer represented approximately 30% of the revenues for the six months ended June 30, 2003. The revenues of two customers represented 32% and 22% of revenues for the same period in 2002.

8) IMPAIRMENT OF ASSETS AND RESTRUCTURING CHARGES:

         The Company began to restructure its operations in 2000 and has continued to restructure its operations into 2003. The Company had restructuring charge liabilities of approximately $11,000 at December 31, 2002. During the six months ended June 30, 2003, the Company recorded no additions to its restructuring liability and recorded payments of approximately $11,000 consisting of $9,000 related to the reduction of leased office space and $2,000 in leased equipment. The Company has no restructuring charge liability as of June 30, 2003.

9)   CREDIT FACILITY:

         The Company has a line of credit of $4.0 million with Keltic Financial Partners, LP, ("Keltic") based on the Company's eligible accounts receivable balances. The line of credit has certain financial covenants, which the Company must meet on a quarterly basis. At June 30, 2003, the Company was not in compliance with one of the financial covenants, which was waived by Keltic for the quarter ended June 30, 2003. There was an outstanding balance of $355,196 at June 30, 2003, compared to no outstanding balance at December 31, 2002. The Company's Chief Executive Officer initially guaranteed $1 million of the line of credit. The line of credit bears interest at a variable rate based on prime plus 2% and the rate was 6% at June 30, 2003. In July 2002, the credit line was amended to reduce the guarantee of the Company's Chief Executive Officer to $400,000, and to reflect the Company's acquisition of International Objects Technology, Inc.

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

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                                 Six Months Ended                     Three Months Ended
                                                    June 30,                               June 30,
                                               2003              2002                 2003             2002
                                            (unaudited)       (unaudited)          (unaudited)      (unaudited)
Pro forma Net Sales                        $ 10,387,349       $ 14,919,474         $ 5,277,575      $ 7,034,601
Pro forma Net Income Loss                  $   (364,476)      $    462,440         $  (220,812)     $   (21,011)
Pro forma Net Income (Loss)
     Per Share of Common Stock             $      (0.05)      $       0.06         $     (0.03)     $     (0.00)


11)  COMMITMENTS

         The Company has the following commitments as of June 30, 2003, which are comprised of an automobile loan, shareholder loan and note payable for acquisition. The automobile is payable in monthly installments of $1,262 including interest at 6%. As of June 30, 2003, the loan matures as follows: 2003
- $6,251; 2004 - $13,078; 2005 - $13,885 and 2006 - $13,478. The shareholder note is payable in monthly installments of $5,000 including interest at 3.9%. As of June 30, 2003, the loan matures as follows: 2003 - $28,157; 2004 - $57,985;
and 2005 - $20,077. The note payable for acquisition is payable as follows: 2004
- $100,000 and 2005 - $200,000.

         The Company's commitments at June 30, 2003, are comprised of the following:

                                                                     Payments Due in
                                       Total           2003          2004         2005          2006
                                ---------------- ------------- ------------- -------------  ------------
Automobile Loan                       $  46,693      $  6,251      $ 13,078      $ 13,885      $ 13,478
Shareholder Loan                        106,219        28,157        57,985        20,077             -
Acquisition Note                        300,000             -       100,000       200,000             -
Employment Contracts                    535,000       295,000       240,000             -             -
                                ---------------- ------------- ------------- -------------  ------------
Total                                 $ 987,912      $329,408      $411,063      $233,962      $ 13,478
                                ================ ============= ============= =============  ============

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

         On April 8, 2003, the Company announced that it had been granted an additional extension until May 12, 2003 from Nasdaq's Listing Qualifications Panel to comply with the minimum bid price requirements necessary to remain listed on the Nasdaq SmallCap Market. On May 14, 2003, the Company announced that it had been granted an additional extension until August 11, 2003 from Nasdaq's Listing Qualifications Panel to comply with the minimum bid price requirements necessary to remain listed on the Nasdaq SmallCap Market. On August 12, 2003, the Company was granted an additional extension until October 11, 2003 from Nasdaq's Listing Qualifications Panel to comply with the minimum bid price requirements necessary to remain listed on the Nasdaq SmallCap Market. There can be no assurance that Nasdaq will grant the Company additional extensions. Moreover, even if Nasdaq does grant additional extensions there can be no assurance that the bid price of the Company's common stock will exceed the $1.00 minimum requirement during the term of such extension.

         If the Company's Common Stock were removed from quotation on The Nasdaq SmallCap Market any trading in the Company's Common Stock would thereafter be conducted in the over-the-counter market on the OTC Electronic Bulletin Board or in the "pink sheets." Accordingly, the liquidity of the Company's Common Stock could be reduced and the coverage of the Company by security analysts and media could be reduced, which could result in lower prices for the Company's Common Stock than might otherwise prevail and could also result in spreads between the bid and ask prices for the Company's Common Stock. Additionally, certain investors will not purchase securities that are not quoted on The Nasdaq SmallCap Market, which could materially impair the Company's ability to raise funds through the issuance of its Common Stock or other securities convertible into its Common Stock.

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

Overview

         Since 1983, TACT has provided Information Technology ("IT") services and solutions to Fortune 1000 companies and other large organizations. In 1997, TACT became a public company (Nasdaq: TACX), headquartered in New York, NY with an office in Clark, NJ.

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

         The Company establishes standard-billing guidelines for consulting services based on the type of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a semi-monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided, whereas consulting services revenues generated under fixed-price engagements are recognized based on work completed.

         The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company's operating performance is primarily based upon billing margins (billable hourly rate less the consultant's hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). Large portions of the Company's engagements are on a time and materials basis. While most of the Company's engagements allow periodic price adjustments to address, among other things, increases in consultant costs, during 2002 and into 2003 actual client billing rates have been declining. TACT also actively manages its personnel utilization rates by constantly monitoring project requirements and timetables. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in TACT's training programs in order to expand their technical skill sets. TACT carefully monitors consultants that are not utilized and has established guidelines for the amount of non-billing time that it allows before a consultant is terminated. However, due to continued decreases in the Company's revenues, utilization rates in the first half of 2003 were lower than in 2002. The Company is attempting to reverse this trend in the second half of 2003, through expected revenue growth and improved deployment of consultants.

         Historically, the Company has also generated revenues by selling software licenses. In addition to initial software license fees, the Company also derives revenues from the annual renewal of software licenses. Revenues from the sale of software licenses are recognized upon delivery of the software to a customer, because future obligations associated with such revenue are insignificant. Beginning in 1999 and extending through the current period, the Company has limited its emphasis on software sales. This has resulted in a significant reduction in software sales starting in the second half of 1999 through the current period. The current trend is expected to continue with software sales only being ancillary to the Company's IT solutions and services.

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

Results of Operations

         The following table sets forth the percentage of revenues of certain items included in the Company's Statements of Operations:

                                                  Six Months Ended                Three Months Ended
                                                      June 30,                         June 30,
                                         -------------------------------------------------------------------
                                              2003              2002             2003             2002
                                         ----------------  ---------------  ---------------  ---------------
Revenues                                          100.0%           100.0%           100.0%           100.0%
Cost of revenues                                   74.4%            70.6%            74.9%            69.2%
                                         ----------------  ---------------  ---------------  ---------------
Gross profit                                       25.6%            29.4%            25.1%            30.8%
Operating expenses                                 28.8%            28.1%            29.1%            29.1%
                                         ----------------  ---------------  ---------------  ---------------
Income/Loss from operations                       (3.2)%             1.3%           (4.0)%             1.7%
     Gain from extinguishment of debt               0.0%             0.3%             0.0%             0.0%
Net income (loss)                                 (3.5)%             4.4%           (4.2)%             0.7%
                                         ================  ===============  ===============  ===============


Comparison of The Three Months Ended June 30, 2003 to The Three Months Ended June 30, 2002

         Revenues. Revenues of the Company decreased by $360,000, or 6.5%, from $5.64 million for the three months ended June 30, 2002 to $5.28 million for the three months ended June 30, 2003. The decrease was primarily attributable to a slowdown in the IT industry, which was partially offset by an increase in revenues of $927,000 as a result of the acquisition of IOT in July 2002.

         Software licensing revenues increased by $171,000, or 48%, from $354,000 in the second quarter of 2002 to $525,000 in the second quarter of 2003. Software sales are expected to be ancillary to the Company's total revenues in future periods.

         Gross Profit. The gross profit for the three months ended June 30, 2003 decreased by $410,000, or 23.6%, from $1.74 million in the second quarter of 2002 to $1.33 million in the second quarter of 2003. As a percentage of total revenues, gross margin for the quarter decreased from 30.8% in 2002 to 25.1% in 2003. Gross margin decreased due to the Company's lower average hourly billing rates, which is partially due to increased pressure from our client base and a lower consultant utilization rate.

         Operating Expenses. Operating expenses are comprised of Selling, General and Administrative ("SG&A") expenses, provision for doubtful accounts, depreciation and amortization and impairment of assets and restructuring charges. Operating expenses decreased by $100,000, or 6.4%, from $1.64 million in the second quarter of 2002 to $1.54 million in the second quarter of 2003. The SG&A expenses decreased by $140,000 or 9.6% from $1.43 million in the second quarter of 2002 to $1.29 million in the second quarter of 2003. The decrease is primarily attributable to a decrease in the Company's payroll costs of $80,000 due to its restructuring efforts, which was partially offset by an increase in costs due to the acquisition of IOT. In addition, the Company wrote off approximately $46,000 of T3 Media's accounts payable from prior years. Depreciation and amortization expenses increased $12,000 or 5.6% from $212,000 to $225,000 in the second quarter of 2002 and 2003 as a result of the write-down of a portion of the intangibles ($23,000) related to the departure of one of the former IOT principals.

         Net Income (Loss). As a result of the above, the Company had a net loss of ($220,000) or ($0.03) per share in the second quarter of 2003 compared to net income of $39,000 or $0.01 per basic and diluted share in the second quarter of 2002.



Comparison of The Six Months Ended June 30, 2003 to The Six Months Ended June 30, 2002

         Revenues. Revenues of the Company decreased by $1.7 million or 14.2%, from $12.1 million for the six months ended June 30, 2002 to $10.4 million for the six months ended June 30, 2003. The decrease was primarily attributable to a slowdown in the IT industry and adverse winter weather in the northeast which caused the Company to miss approximately three billing days ($225,000), which was partially offset by an increase in revenues of $943,000 as a result of the acquisition of IOT in July 2002.

         Software licensing revenues increased by $207,000, or 30%, from $696,000 for the six months ended June 30, 2002 to $903,000 for the six months ended June 30, 2003. Software sales are expected to be ancillary to the Company's total revenues in future periods.

         Gross Profit. Gross profit decreased by $900,000 or 25.3%, from $3.6 million for the six months ended June 30, 2002 to $2.7 million for the six months ended June 30, 2003. As a percentage of total revenues, gross margin decreased from 29.4% in 2002 to 25.6% in 2003. The decrease in gross margin percentage was primarily attributable to the acquisition of IOT, which has lower gross margins, 18.2%, compared to TACT's gross margin of 28%, a decrease in the average hourly billing rate and a lower consultant utilization rate, which was only partially offset by reduction in consultant costs.

         Operating Expenses. Operating expenses are comprised of SG&A expenses, provision for doubtful accounts, depreciation and amortization and impairment of assets and restructuring charges. Operating expenses decreased by $400,000, or 11.9%, from $3.4 million in the six months ended June 30, 2002 to $3.0 million in the six months ended June 30, 2003. The SG&A expenses decreased by $400,000 or 14% from $2.9 million in 2002 to $2.5 million in 2003. The decrease is primarily attributable to a decrease in the Company's payroll costs of $340,000 due to its restructuring efforts, which was partially offset by an increase in costs due to the acquisition of IOT. In addition, the Company wrote off approximately $105,000 of T3 Media's accounts payable in 2002 compared to $110,000 in 2003. Depreciation and amortization expenses decreased by $10,000 or 2.4% from $429,000 in 2002 compared to $419,000 in 2003.

         Taxes. During the first quarter of 2002, the Company recorded a tax refund of $439,000 resulting from a 2002 change in tax law allowing the Company to carry-back its net operating losses for five years instead of the two years previously allowed.

         Net Income (Loss). As a result of the above, the Company had a net loss of ($364,000) or ($0.05) per share for the six months ended June 30, 2003 compared to net income of $538,000 or $0.08 per basic and $0.07 per diluted share for the six months ended June 30, 2002.



Liquidity and Capital Resources

         The Company has a line of credit of $4.0 million with Keltic Financial Partners, LP, based on the Company's eligible accounts receivable balances. The line of credit has certain financial covenants, which the Company must meet on a quarterly basis. There was an outstanding balance of $355,196 at June 30, 2003, compared to no outstanding balances at December 31, 2002. The Company's Chief Executive Officer initially guaranteed $1 million of the line of credit. The line of credit bears interest at a variable rate based on prime plus 2% and the rate was 6% at June 30, 2003. In July 2002, the credit line was amended to reduce the guarantee of the Company's Chief Executive Officer to $400,000, and to reflect the Company's acquisition of IOT. Pursuant to the Company's line of credit agreement, as amended, the Company did not make its EBITDA covenant at June 30, 2003; however, the Company's lender waived this EBITDA covenant requirement.

         One of the Company's subsidiaries, T3 Media, which ceased operations in 2001, had a demand loan with a bank. The T3 Media demand loan, which was guaranteed by the Company, was paid down and cancelled in January of 2002.

         T3 Media had entered into a series of capital lease obligations, which the Company had guaranteed to finance its expansion plans, covering leasehold improvements, furniture and computer-related equipment. The amount outstanding under such leases was approximately $291,000 at June 30, 2003. The Company continues the process of negotiating buy-outs on these leases.

         The Company's cash balances were approximately $1.3 million at June 30, 2003 and $1.8 million at December 31, 2002. Net cash used in operating activities for the six months ended June 30, 2003 was approximately ($619,000) compared to $747,000 for the six months ended June 30, 2002.

         The Company's accounts receivable, less allowance for doubtful accounts, at June 30, 2003 and December 31, 2002 were $3.4 million and $3.1 million, respectively, representing 56 and 49 days of sales outstanding, respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due because improved collection techniques and daily monitoring of receivables and cash balances have been implemented. Collection of receivables is one of the Company's highest priorities and improved collections was one of the primary reasons for the improvement in cash provided by operations.

         For the six months ended June 30, 2003, the Company had revenues from one customer, which represented 30% of revenues. For the six months ended June 30, 2002, the Company had revenues from two customers, which represented 32% and 22% of revenues. No other customer represented greater than 10% of the Company's revenues for such periods.

         The Company has no restructuring charge liability as of June 30, 2003. During 2002, the Company continued the restructuring of its operations and took a charge of $150,000. This charge consisted of $18,000 for the write-off of the remaining balance of the Company's investment in Always-On Software, Inc., and $132,000 write-down of the Company's investment in Methoda Computer Ltd.

         Net cash used in investing activities was approximately ($7,000) and ($12,000) for the six months ended June 30, 2003 and 2002. In each of these periods additions to property and equipment was ($10,000) and ($23,000).

         On July 19, 2002, the Company acquired all of the Common Stock of IOT for a combination of cash consideration of $650,000 and 1,270,000 shares of TACT unregistered Common Stock valued at $635,000.

         The schedule of payment of the cash consideration of $650,000 is as follows: $140,000 on September 2, 2002; $210,000 on April 1, 2003; $100,000 on
April 1, 2004 and $200,000 on January 2, 2005. The excess of the purchase price over the estimated fair value of the net identifiable assets acquired totaled $1,494,000 and was allocated as follows; $312,000 to intangible assets which is being amortized on a straight line basis over thirty six months, and $1,182,000 to goodwill. The three majority shareholders of IOT received employment agreements for a three-year period at an annual salary of $160,000 per year each. During the second quarter of 2003 one of the former IOT principals left the Company, a buyout of his contract was negotiated and a portion of the intangible asset was written down ($23,000). For the six months ended June 30, 2003, the Company recorded revenue attributable to IOT in the amount of $1.9 million.

         Net cash provided by (used in) financing activities was approximately $110,000 and ($267,000) at June 30, 2003 and 2002.

         On August 12, 2002, the Company issued 530,304 shares of Series A Preferred Stock to Shmuel BenTov in exchange for $350,000.64. On November 12, 2002, the Company issued 41,311 shares of Series B Preferred Stock to Mr. Yosi Vardi in exchange for $27,265.26. The Company relied upon the exemption from registration set forth in Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering, in issuing the stock to Shmuel BenTov and Yosi Vardi. Based upon discussions with and representations made by the investors, the Company reasonably believed that such investors were accredited and sophisticated investors. Mr. BenTov and Mr. Vardi had access to information on the Company necessary to make an informed investment decision. The shares of Series A and Series B Preferred Stock are convertible into Common Stock on a 1:1 basis subject to adjustment for stock splits, consolidations and stock dividends. In addition, the shares of Series A and Series B Preferred Stock are entitled to a 7% cumulative dividend payable semi-annually. The Company has also agreed to grant "piggyback" registration rights to Mr. BenTov and Mr. Vardi for the shares of Common Stock issuable upon conversion of the Series A and Series B Preferred Stock. The Company used the proceeds from the sale of Series A and Series B Preferred Stock for general working capital purposes.

         The Company is involved in a pending lawsuit with Sovereign Bank over equipment leases related to its investment in Always-On Software, Inc. The Company does not expect the results of this lawsuit to have a material adverse effect on its financial statements.

         The Company has the following commitments as of June 30, 2003:

                                                                     Payments Due in
                                     Total           2003          2004          2005          2006
                                ---------------- ------------- ------------- -------------  ------------
Automobile Loan                       $  46,693      $  6,251      $ 13,078      $ 13,885      $ 13,478
Shareholder Loan                        106,219        28,157        57,985        20,077             -
Acquisition Note                        300,000             -       100,000       200,000             -
Employment Contracts                    535,000       295,000       240,000             -             -
                                ---------------- ------------- ------------- -------------  ------------
Total                                 $ 987,912      $329,408      $411,063      $233,962      $ 13,478
                                ================ ============= ============= =============  ============

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

Operating Losses

         The Company has incurred operating losses in the six months ended June 30, 2003 as well as the last two years. In the six months ended June 30, 2003, the Company had an operating loss of $330,000 and a net loss of $364,000. In the year ended December 31, 2002, the Company had an operating loss of $130,000 and net income of $204,000. In the year ended December 31, 2001, the Company had an operating loss of $13.5 million and a net loss of $13.7 million, of which $1.0 million was attributable to T3 Media (including certain expenses associated with the close down of T3 Media's operations ($1.6 million)). The remaining net loss for the year was attributable to the Company and includes certain one-time charges of $7.1 million associated with the impairment of assets and restructuring charges. There is no guarantee that the Company can achieve profitability on a quarterly or annual basis in the future. If revenues grow slower than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly the Company will continue to experience losses and the results of operations and financial condition will be materially and adversely affected.

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

Dependence on Limited Number of Clients

         The Company derives a significant portion of its revenues from a relatively limited number of clients primarily located in the New York/New Jersey metropolitan area of the United States. Adverse economic conditions affecting this region could have an adverse effect on the financial condition of its clients located there, which in turn could adversely impact its business and future growth. Revenues from its ten most significant clients accounted for a majority of its revenues for the six months ended June 30, 2003 as well as for each of the two years ended December 31, 2002. In each of these periods, the Company had at least one customer with revenues exceeding 10% of the Company's revenues. For the six months ended June 30, 2003, the Company had revenues from one customer, which represented 30% of revenues. For the year ended December 31, 2002, the Company had revenues from two customers, which represented 25% and 24% of revenues, respectively. Besides these customers, no other customer represented greater than 10% of the Company's revenues. In any given year, its ten most significant customers may vary based upon specific projects for those clients during that year. There can be no assurance that its significant clients will continue to engage it for additional projects or do so at the same revenue levels. Clients engage the Company on an assignment-by-assignment basis, and a client can generally terminate an assignment at any time without penalties. The loss of any significant customer could have a material adverse effect on its business, results of operations and financial condition. A failure of the Company to develop relationships with new customers could have a material adverse effect on its business, results of operations and financial condition.

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

e-Business Initiatives

         The Company faces difficulties typically encountered by development stage companies in rapidly evolving markets because of its e-commerce initiative. The Company provides web enablement services and solutions and other related e-business services. Revenues from its e-business services constituted 31% of revenues for the six months ended June 30, 2003. Revenues from its e-business services constituted 40% of revenues for the year ended December 31, 2002. The Company cannot assure you that any products or services developed by it, or its strategic partners will achieve market acceptance. The risks involved in these service offering include the Company's and its strategic partners' abilities to:

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

Billing Margins

         The Company's ability to maintain billing margins is uncertain. It derives revenues primarily from the hourly billing of consultants' services and, to a lesser extent, from fixed-price projects. Its most significant cost is project personnel cost, which consists of consultant salaries and benefits. Thus, its financial performance is primarily based upon billing margin (billable hourly rate less the consultant's hourly cost) and personnel utilization rates (number of days worked by a consultant during a two-week billing cycle divided by the number of billing days in that cycle). The Company's gross margin decreased in the six months ended June 30, 2003, due to the Company's lower average hourly billing rates, which is partially due to increased pressure from our client base and a lower consultant utilization rate. There can be no assurance that the Company will be able to maintain adequate gross margins in the future.

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

         On April 8, 2003 the Company announced that it had been granted an additional extension until May 12, 2003 from Nasdaq's Listing Qualifications Panel to comply with the minimum bid price requirements necessary to remain listed on the Nasdaq SmallCap Market. On May 14, 2003, the Company announced that it had been granted an additional extension until August 11, 2003 from Nasdaq's Listing Qualifications Panel to comply with the minimum bid price requirements necessary to remain listed on the Nasdaq SmallCap Market. On August 12, 2003, the Company was granted an additional extension until October 11, 2003 from Nasdaq's Listing Qualifications Panel to comply with the minimum bid price requirements necessary to remain listed on the Nasdaq SmallCap Market. There can be no assurance that Nasdaq will grant the Company additional extensions. Moreover, even if Nasdaq does grant additional extensions there can be no assurance that the bid price of the Company's common stock will exceed the $1.00 minimum requirement during the term of such extension.

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

Going Concern

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2003, the Company reported a net loss of $364,000. For the year ended December 31, 2002, the Company reported net income of $204,000. Additionally, the Company had an accumulated deficit of $29.2 million for the six months ended June 30, 2003 and $28.8 million at December 31, 2002. The Company believes that its continuing focus on cost reductions, together with a number of other operational changes, resulted in the attainment of net income during 2002. There can be no assurance that the Company will be profitable in future quarters.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company has not entered into market risk sensitive transactions required to be disclosed under this item.

Item 4.  Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15 (e)) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidate subsidiaries would be made known to them by others within those entities.

         (b) Changes in internal controls. There were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


Part II. Other Information


Item 1.  Legal Proceedings

None material.

Item 2.  Changes in Securities and Use of Proceeds

         Pursuant to a Stock Purchase Agreement dated as of June 28, 2002 among the Company, IOT and the holders of all the issued and outstanding capital stock of IOT (the "IOT Stockholders"), the Company sold an aggregate of 1,270,000 shares of unregistered common stock to the IOT Stockholders and agreed to pay an aggregate of $650,000 in cash in deferred payments over 40 months in exchange for all the issued and outstanding capital stock of IOT (the "Acquisition"). The Acquisition closed on July 19, 2002. The Company relied upon the exemption from registration set forth in Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering, in issuing the stock to the IOT Stockholders. Based upon discussions with and representations made by the IOT Stockholders, the Company reasonably believed that such investors were accredited and/or sophisticated investors. The Company granted to each investor access to information on the Company necessary to make an informed investment decision.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 29, 2003, the Company held its annual meeting of shareholders (the "Annual Meeting"). The shareholders approved by a majority of votes the election of Messrs. Shmuel BenTov, Steven S. Mukamal, Reuven Battat, Robert E. Duncan and William Miller as directors of the Company as follows:

Name                            In Favor             Against           Withheld
----                            --------             -------           --------
Shmuel BenTov                    7,410,053            28,481              0
Steven S. Mukamal                7,410,053            28,481              0
Reuven Battat                    7,407,053            31,481              0
Robert E. Duncan                 7,410,053            28,481              0
William Miller                   7,435,053             3,481              0

         In addition, the Company's shareholders voted on the ratification by a majority of votes present of the appointment of Grant Thornton LLP as independent public accountants for the year ending December 31, 2003 as follows:

                                In Favor             Against           Abstained
                                --------             -------           ---------
                                6,898,930             3,100               200

Item 5.  Other Information

         On August 7, 2003, the Board of Directors of the Company approved an Amendment No. 1 to the Company's Amended and Restated By-Laws, which Amendment No. 1 provided that the Company shall indemnify its directors and officers against certain actions.


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

    3.4        Amendment No. 1 to the Amended and Restated Bylaws of the
               Registrant.

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

   31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification of Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1        Certification of the Chief Executive Officer, pursuant to 18 U.S.
               C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)   Reports on Form 8-K

         The Company filed the following Current Reports on Form 8-K during the three month period ended June 30, 2003:

         (i) The Registrant filed a Form 8-K with the SEC dated April 7, 2003 on April 8, 2003 regarding the Nasdaq Listing Qualification Panel's grant of an additional extension to comply with the minimum bid price requirements necessary to remain listed on Nasdaq SmallCap Market.

         (ii) The Registrant filed a Form 8-K with the SEC dated May 14, 2003 on May 14, 2003 regarding the first quarter of 2003 financial results.


         (iii) The Registrant filed a Form 8-K/A with the SEC dated May 14, 2003 on May 15, 2003 to amend its Form 8-K that it had previously filed on May 14, 2003.

         (iv) The Registrant filed a Form 8-K with the SEC dated May 16, 2003 on May 16, 2003 regarding the Nasdaq Listing Qualification Panel's grant of an additional extension to comply with the minimum bid price requirements necessary to remain listed on Nasdaq SmallCap Market

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           THE A CONSULTING TEAM, INC.

                                      By: /s/ Shmuel BenTov
                                      ---------------------
Date:  August 14, 2003                    Shmuel BenTov, Chairman,
                                          Chief Executive Officer and President

                                      By: /s/ Richard D. Falcone
                                      --------------------------
Date:  August 14, 2003                    Richard D. Falcone, Treasurer
                                          and Chief Financial Officer