Form 10-Q
period 2003-09-30
A CONSULTING TEAM INC
filed 2003-11-14
CIK 1040792

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the nine-month period ended: September 30, 2003

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

                                   Yes___ No X

As of November 14, 2003, there were 8,396,871 shares of Common Stock, with $.01 par value per share, outstanding.

                           THE A CONSULTING TEAM, INC.

                                      INDEX


Part I. Financial Information.............................................................................................3

   Item 1.  Financial Statements..........................................................................................3
         Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002.............................3
         Condensed Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2003 and 2002...4
         Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2003 and 2002.............5
         Notes to Condensed Consolidated Financial Statements.............................................................6
   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........................12
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................................................23
   Item 4.  Controls and Procedures......................................................................................23

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

Signatures...............................................................................................................27

Part I. Financial Information

Item 1. Financial Statements


                           THE A CONSULTING TEAM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                 September 30,         December 31,
                                                                                                     2003                 2002
                                                                                                 -------------         ------------
                                                                                                   (unaudited)
ASSETS
Current Assets:
       Cash and cash equivalents                                                                  $    600,014         $  1,774,828
       Accounts receivable - less allowance for doubtful accounts of $312,703
       at September 30, 2003, and $380,471 at December 31, 2002                                      4,184,976            3,076,888
       Prepaid expenses and other current assets                                                       120,857               89,672
                                                                                                  ------------         ------------
            Total current assets                                                                     4,905,848            4,941,388
       Investments, net                                                                                368,059              368,059
       Property and equipment,net                                                                      783,436            1,223,417
       Goodwill                                                                                      1,140,964            1,181,520
       Intangibles (net)                                                                               144,444              260,000
       Deposits                                                                                         56,399               71,133
                                                                                                  ------------         ------------
            Total assets                                                                          $  7,399,150         $  8,045,517
                                                                                                  ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
       Accounts payable and accrued expenses                                                         1,534,362            1,698,556
       Capital lease obligation                                                                        290,517              290,517
       Deferred income taxes                                                                            50,625               67,500
       Current portion of long-term debt                                                               170,307              278,089
                                                                                                  ------------         ------------
            Total current liabilities                                                                2,045,810            2,334,662
       Other long-term liabilities                                                                     245,026              385,756


Shareholders' equity:
       Preferred stock, $.01 par value; 2,000,000 shares authorized; 571,615
       shares issued and outstanding as of September 30, 2003                                            5,716                5,716
       Common stock, $.01 par value; 30,000,000 shares authorized; 8,386,871
       issued and outstanding as of September 30, 2003, and December 31, 2002                           83,869               83,869
       Paid-in capital                                                                              34,080,538           34,080,538
       Accumulated deficit                                                                         (29,061,809)         (28,845,025)
                                                                                                  ------------         ------------
       Total shareholders' equity                                                                    5,108,314            5,325,099
                                                                                                  ------------         ------------
Total liabilities and shareholders' equity                                                        $  7,399,150         $  8,045,517
                                                                                                  ============         ============

See accompanying notes to condensed consolidated financial statements.

                           THE A CONSULTING TEAM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     Nine Months Ended                     Three Months Ended
                                                                       September 30,                         September 30,
                                                              -------------------------------       -------------------------------
                                                                   2003              2002                2003               2002
                                                              ------------       ------------       ------------       ------------
                                                               (unaudited)       (unaudited)         (unaudited)        (unaudited)
Revenues                                                      $ 15,941,442       $ 17,934,409       $  5,554,093       $  5,830,343
Cost of revenues                                                11,716,945         12,674,343          3,992,729          4,133,005
                                                              ------------       ------------       ------------       ------------
Gross profit                                                     4,224,497          5,260,066          1,561,364          1,697,337
Operating expenses:
Selling, general & administrative                                3,746,877          4,724,311          1,192,986          1,754,813
Provision for doubtful accounts                                     40,000             25,000             20,000             25,000
Depreciation & amortization                                        585,533            664,420            166,060            234,498
Impairment of assets & restructuring charges                            --            150,000                 --            150,000
                                                              ------------       ------------       ------------       ------------
                                                                 4,372,410          5,563,731          1,379,046          2,164,311
                                                              ------------       ------------       ------------       ------------
Income (loss) from operations                                     (147,913)          (303,665)           182,318           (466,973)
Other income (expense):
Gain from extinguishment of debt                                        --             48,715                 --                 --
Interest (expense) net                                             (38,387)          (110,657)           (15,599)           (31,794)
                                                              ------------       ------------       ------------       ------------
                                                                   (38,387)           (61,942)           (15,599)           (31,794)
                                                              ------------       ------------       ------------       ------------
Income (loss) before income taxes                                 (186,300)          (365,607)           166,719           (498,767)
Provision (benefit) for income taxes                                10,457           (405,404)            (1,000)              (632)
                                                              ------------       ------------       ------------       ------------
Net income (loss)                                             $   (196,757)      $     39,797       $    167,719       $   (498,135)
                                                              ============       ============       ============       ============

Net earnings per share of common stock:
      Basic                                                   $      (0.03)      $       0.00       $       0.02       $      (0.06)
                                                              ============       ============       ============       ============

      Diluted                                                 $      (0.03)      $       0.00       $       0.02       $      (0.06)
                                                              ============       ============       ============       ============

See accompanying notes to condensed consolidated financial statements.

                           THE A CONSULTING TEAM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                          Nine Months Ended
                                                                                                            September 30,
                                                                                                      2003                  2002
                                                                                                  ------------         ------------
                                                                                                   (unaudited)          (unaudited)
Cash flows from operating activities:
Net income (loss)                                                                                 $   (196,757)        $     39,797
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities, net of acquired assets:
    Depreciation and amortization                                                                      585,533              664,420
    Gain from extinguishment of debt                                                                        --              (48,715)
    Deferred income taxes                                                                                   --              (11,250)
    Impairment of assets and restructuring charges                                                          --              150,000
    Provision for doubtful accounts                                                                     40,000               25,000
    Changes in operating assets and liabilities:
      Accounts receivable                                                                           (1,148,089)           1,089,302
      Prepaid expenses and other current assets                                                        (51,185)              26,535
      Accounts payable and accrued expenses                                                           (137,401)          (1,135,523)
                                                                                                  ------------         ------------
Net cash provided by (used in)  operating activities                                                  (907,899)             799,566

Cash flows from investing activities:
Purchase of property and equipment                                                                      (9,996)             (44,879)
Acquisition of IOT assets, net of cash received                                                             --             (259,382)
Deposits                                                                                                14,734               11,173
                                                                                                  ------------         ------------
Net cash provided by (used in) investing activities                                                      4,738             (293,088)

Cash flows from financing activities:
Proceeds from sale of preferred stock                                                                       --              350,000
Loan payable - bank                                                                                         --              (29,071)
Dividend paid to Preferred Shareholders                                                                (23,140)                  --
Repayment of long-term debt                                                                           (248,512)             (17,634)
Repayment on note issued for assets acquired                                                                --             (140,000)
Repayment of capital lease obligation                                                                       --              (15,800)
                                                                                                  ------------         ------------
Net cash (used in) provided by financing activities                                                   (271,652)             147,495
                                                                                                  ------------         ------------

Net increase (decrease) in cash and cash equivalents                                                (1,174,813)             653,973
Cash and cash equivalents at beginning of period                                                     1,774,828              946,586
                                                                                                  ------------         ------------
Cash and cash equivalents at end of period                                                        $    600,014         $  1,600,559
                                                                                                  ============         ============

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                                          $     26,775         $    117,140
                                                                                                  ============         ============

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

2) INTERIM FINANCIAL STATEMENTS:

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 2003 and the consolidated results of operations for the three and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002.

      In management's opinion, cash flows from operations and borrowing capacity combined with cash on hand will provide adequate funding for the Company's working capital obligations for the next twelve months. There may be circumstances that would accelerate its use of liquidity sources, including but not limited to, its ability to implement a profitable business model, which may include further restructuring charges. If this occurs, the Company, may from time to time, incur additional indebtedness or issue, in public or private transactions, equity or debt securities. However, there can be no assurance that suitable debt or equity financing will be available to the Company. The financial statements do not include any adjustments as a result of this uncertainty.

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

      The consolidated results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

3) STOCK BASED COMPENSATION:

      At September 30, 2003, the Company has a stock based compensation plan, which is described as follows:

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

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

                                                                        Nine Months                         Three Months
                                                                    Ended September 30,                  Ended September 30,
                                                              -------------------------------       -------------------------------
                                                                   2003               2002               2003               2002
                                                              ------------       ------------       ------------       ------------
Net income (loss), as reported                                $   (196,757)      $     39,797       $    167,719       $   (498,135)
Deduct:
Total stock based compensation
  expense determined under fair
  value based method for all awards                                (69,000)          (111,000)           (21,000)           (39,000)

                                                              ------------       ------------       ------------       ------------
  Pro forma net income (loss)                                 $   (265,757)      $    (71,203)      $    146,719       $   (537,135)
                                                              ============       ============       ============       ============

Earnings per share:
 Basic - as reported                                          $      (0.02)      $       0.01       $       0.02       $      (0.06)
                                                              ============       ============       ============       ============

 Diluted - as reported                                        $      (0.02)      $       0.01       $       0.02       $      (0.06)
                                                              ============       ============       ============       ============

 Basic - pro forma                                            $      (0.03)      $      (0.01)      $       0.02       $      (0.06)
                                                              ============       ============       ============       ============

 Diluted - pro forma                                          $      (0.03)      $      (0.01)      $       0.02       $      (0.06)
                                                              ============       ============       ============       ============

4) NET INCOME (LOSS) PER SHARE:

      The following table set forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2003 and 2002.

                                                                      Nine Months Ended                    Three Months Ended
                                                                        September 30,                         September 30,
                                                              -------------------------------       -------------------------------
                                                                   2003               2002               2003               2002
                                                              ------------       ------------       ------------       ------------
Numerator for basic net income (loss) per share
  Net income (loss)                                           $   (196,757)      $     39,797       $    167,719       $   (498,135)
  Preferred dividend                                                20,027              3,335              6,749              3,335
                                                              ------------       ------------       ------------       ------------
  Net income (loss) available to
    common stockholders                                       $   (216,784)      $     36,462       $    160,970       $   (501,470)
                                                              ============       ============       ============       ============

Numerator for diluted net income (loss) per share
  Income (loss) before extraordinary item
  Net income (loss) available to common
    stockholders & assumed conversion                         $   (216,784)      $     39,797       $    167,719       $   (501,470)
                                                              ============       ============       ============       ============

  Denominator for basic income (loss) before
    extraordinary item and net income (loss)
    per share - weighted-average shares                          8,386,871          7,461,120          8,386,871          8,138,393
                                                              ============       ============       ============       ============


  Effect of dilutive securities:
  Preferred shares                                                      --             96,070            571,675                 --
  Employee stock options                                                --             96,435            234,587                 --
                                                              ------------       ------------       ------------       ------------
  Denominator for diluted earnings (loss) per
    share - adjusted weighted-average shares                     8,386,871          7,653,625          9,193,133          8,138,393
                                                              ============       ============       ============       ============

Basic earnings income (loss) per share:
                                                              ------------       ------------       ------------       ------------
  Net income (loss)                                           $      (0.03)      $       0.00       $       0.02       $      (0.06)
                                                              ============       ============       ============       ============


Diluted earnings income (loss) per share:
                                                              ------------       ------------       ------------       ------------
  Net income (loss)                                           $      (0.03)      $       0.00       $       0.02       $      (0.06)
                                                              ============       ============       ============       ============

      During the three months ended September 30, 2003 there were 176,530 options that were excluded from the computation of diluted earnings per share. During the nine months ended September 30, 2003 all preferred shares, options and warrants outstanding were excluded in the computation of net loss per share because the effect would be antidilutive. During three months ended of September 30, 2002 all preferred shares, options and warrants outstanding were excluded in the computation of net loss per share because the effect would be antidilutive. During the nine months ended September 30, 2002 there were 473,277 options that were excluded from the computation of diluted earnings per share.

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

      Effective May 31, 2003, Statement of Financial Accounting Standards
No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This standard will be effective (a) for financial instruments entered or modified after May 31, 2003, and (b) for financial instruments issued on or before May 31, 2003 at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS150 is not expected to have a material impact on the results of operations or financial position of the Company. Adoption of FASB 150 did not have an effect on the accompanying financial statements.

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

      In January 2003, the FASB issued interpretation No. 46, Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51 (FIN 46), which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest equity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPE's) to be consolidated by their primary beneficiaries if the entities do not effectively disburse risk among the parties involved. This interpretation applies immediately to variable entities created after January 31, 2003 and variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on the results of operations or financial position of the Company.

      In November 2002, the EITF reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This Issue provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services and rights to use assets into separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into fiscal periods beginning after June 15, 2003. The transition provision allows either prospective application or a cumulative effect adjustment upon adoption. The effect of the adoption of this statement is immaterial to the Company.

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

7) CONCENTRATION OF CREDIT RISK:

      The revenues of one customer represented approximately 27% of the revenues for the nine months ended September 30, 2003. The revenues of two customers represented 30% and 22% of revenues for the same period in 2002.

8) IMPAIRMENT OF ASSETS AND RESTRUCTURING CHARGES:

      The Company began to restructure its operations in 2000 and has continued to restructure its operations into 2003. The Company had restructuring charge liabilities of approximately $11,000 at December 31, 2002. The Company has no restructuring charge liability as of September 30, 2003.

9) CREDIT FACILITY:

      The Company has a line of credit of $4.0 million with Keltic Financial Partners, LP, ("Keltic") based on the Company's eligible accounts receivable balances. The line of credit has certain financial covenants, which the Company must meet on a quarterly basis. There was no outstanding balance at September 30, 2003 and December 31, 2002 respectively. The Company's Chief Executive Officer initially guaranteed $1 million of the line of credit. The line of credit bears interest at a variable rate based on prime plus 2% and the rate was 6% at September 30, 2003. In July 2002, the credit line was amended to reduce the guarantee of the Company's Chief Executive Officer to $400,000, and to reflect the Company's acquisition of International Objects Technology, Inc.

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

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                                                     Nine Months Ended                     Three Months Ended
                                                                       September 30,                         September 30,
                                                                  2003               2002               2003               2002
                                                               (unaudited)        (unaudited)        (unaudited)        (unaudited)
                                                              ------------       ------------       ------------       ------------
Pro forma Net Sales                                           $ 15,941,442       $ 21,001,955       $  5,554,093       $  6,082,482
Pro forma Net Income Loss                                     $   (196,757)      $   (116,024)      $    167,719       $   (578,463)
Pro forma Net Income (Loss)
  Per Share of Common Stock                                   $      (0.02)      $      (0.02)      $       0.02       $      (0.07)

11) COMMITMENTS

      The Company has the following commitments as of September 30, 2003, which are comprised of an automobile loan, shareholder loan, note payable for acquisition and employment contracts. The automobile is payable in monthly installments of $1,262 including interest at 6%. As of September 30, 2003, the loan matures as follows: 2003 - $3,149; 2004 - $13,078; 2005 - $13,885 and 2006
- $13,478. The shareholder note is payable in monthly installments of $5,000 including interest at 3.9%. As of September 30, 2003, the loan matures as follows: 2003 - $14,147; 2004 - $57,985; and 2005 - $20,077. The note payable for acquisition is payable as follows: 2004 - $100,000 and 2005 - $200,000. The employment contracts are payable as follows: 2003 - $167,000 and 2004 - $240,000.

      The Company's commitments at September 30, 2003, are comprised of the following:

                                                                  Payments Due in
                                 ------------------------------------------------------------------------------------
                                    Total              2003               2004               2005              2006
                                ---------           --------           --------           --------           --------
Automobile Loan                 $  43,590           $  3,149           $ 13,078           $ 13,885           $ 13,478
Shareholder Loan                   92,209             14,147             57,985             20,077                  -
Acquisition Note                  300,000                  -            100,000            200,000                  -
Employment Contracts              407,000            167,000            240,000                  -                  -
                                ---------           --------           --------           --------           --------
Total                           $ 842,799           $184,296           $411,063           $233,962           $ 13,478
                                =========           ========           ========           ========           ========


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

      On April 8, 2003, the Company announced that it had been granted an additional extension until May 12, 2003 from NASDAQ's Listing Qualifications Panel to comply with the minimum bid price requirements necessary to remain listed on the Nasdaq SmallCap Market. On May 14, 2003, the Company announced that it had been granted an additional extension until August 11, 2003 from NASDAQ's Listing Qualifications Panel to comply with the minimum bid price requirements necessary to remain listed on the Nasdaq SmallCap Market. On
August 12, 2003, the Company announced that it had been granted an additional extension until October 11, 2003 from NASDAQ's Listing Qualifications Panel to comply with the minimum bid price requirements necessary to remain listed on the Nasdaq SmallCap Market. On October 9, 2003, the Company announced that it had been granted a final extension until January 9, 2004 from NASDAQ's Listing Qualifications Panel to comply with the minimum bid price requirement necessary to remain listed on the Nasdaq SmallCap Market. There can be no assurance that the bid price of the Company's common stock will comply with the minimum bid price requirement by January 9, 2004.

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

Overview

      Since 1983, TACT has provided Information Technology ("IT") services and solutions to Fortune 1000 companies and other large organizations. In 1997, TACT became a public company (Nasdaq Small Cap: TACX), headquartered in New York, NY with an office in Clark, NJ.

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

      Approximately 95% of the Company's consulting services revenues were generated from the hourly billing of its consultants' services to its clients under time and materials engagements, with the remainder generated under fixed-price engagements for 2002. During 2003 the Company expects over 90% of its consulting services revenue to be generated from hourly billing with the remainder generated under fixed price contracts.

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

      The Company establishes standard-billing guidelines for consulting services based on the type of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a semi-monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided, whereas consulting services revenues generated under fixed-price engagements are recognized as services are provided.

      The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company's operating performance is primarily based upon billing margins (billable hourly rate less the consultant's hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). Large portions of the Company's engagements are on a time and materials basis. While most of the Company's engagements allow periodic price adjustments to address, among other things, increases in consultant costs, during 2002 and into 2003 actual client billing rates have been declining. TACT also actively manages its personnel utilization rates by constantly monitoring project requirements and timetables. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in TACT's training programs in order to expand their technical skill sets. TACT carefully monitors consultants that are not utilized and has established guidelines for the amount of non-billing time that it allows before a consultant is terminated. However, due to continued decreases in the Company's revenues, utilization rates in the first half of 2003 were lower than in 2002. However, the Company reversed this trend in the third quarter of 2003, through revenue growth and improved deployment of consultants and expects this new trend to continue in the fourth quarter of 2003.

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

      On July 19, 2002, the Company, acquired all of the common stock of International Object Technology, Inc. (IOT) for a combination of deferred cash consideration of $650,000 and 1,270,000 shares of TACT unregistered Common Stock valued at $635,000. The acquisition of IOT was accounted for using the purchase method of accounting. Accordingly, the results of operations of IOT are included in the Company's consolidated results of operation from the date of acquisition. The purchase price of the acquisition exceeded the fair market value of the net assets acquired, resulting in the recording of goodwill of $1,181,520 and other identifiable intangibles of $312,000 with the identifiable intangible assets being amortized over a three year period on a straight line basis. IOT was a privately owned, professional services firm that provides data management and business intelligence solutions, technology consulting and project management services. The acquisition has increased the depth of the Company's services and solution offerings and provides the Company with cross-selling opportunities.

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

Results of Operations

      The following table sets forth the percentage of revenues of certain items included in the Company's Statements of Operations:

                                                                   Nine Months Ended                     Three Months Ended
                                                                     September 30,                          September 30,
                                                            -------------------------------       -------------------------------
                                                                 2003               2002               2003               2002
                                                            ------------       ------------       ------------       ------------
Revenues                                                           100.0%             100.0%             100.0%             100.0%
Cost of revenues                                                    73.5%              70.7%              71.9%              70.9%
                                                            ------------       ------------       ------------       ------------
Gross profit                                                        26.5%              29.3%              28.1%              29.1%
Operating expenses                                                  27.4%              31.0%              24.8%              37.1%
                                                            ------------       ------------       ------------       ------------
Income/Loss from operations                                          (.9)%             (1.7)%              3.3%              (8.0)%
  Gain from extinguishment of debt                                   0.0%               0.2%               0.0%               0.0%
Net gain (loss)                                                     (1.2)%              0.2%               3.0%              (8.5)%
                                                            ============       ============       ============       ============

Comparison of The Three Months Ended September 30, 2003 to The Three Months Ended September 30, 2002

      Revenues. Revenues of the Company decreased by $276,000, or 4.7%, from $5.83 million for the three months ended September 30, 2002 to $5.55 million for the three months ended September 30, 2003. The decrease was primarily attributable to a slowdown in the IT industry.

      Software licensing revenues increased by $167,000, or 74%, from $226,000 in the third quarter of 2002 to $393,000 in the third quarter of 2003. Software sales are expected to be ancillary to the Company's total revenues in future periods.

      Gross Profit. The gross profit for the three months ended September 30, 2003 decreased by $136,000, or 8%, from $1.69 million in the third quarter of 2002 to $1.56 million in the third quarter of 2003. As a percentage of total revenues, gross margin for the quarter decreased from 29.1% in 2002 to 28.1% in 2003. Gross margin decreased due to the Company's lower average hourly billing rates, which was partially offset by lower consultant costs and higher utilization rates.

      Operating Expenses. Operating expenses are comprised of Selling, General and Administrative ("SG&A") expenses, provision for doubtful accounts, depreciation and amortization and impairment of assets and restructuring charges. Operating expenses decreased by $785,000, or 36%, from $2.16 million in the third quarter of 2002 to $1.38 million in the third quarter of 2003. The SG&A expenses decreased by $562,000 or 32% from $1.75 million in the third quarter of 2002 to $1.19 million in the third quarter of 2003. The decrease is primarily attributable to a decrease in the Company's payroll costs of $490,000. Depreciation and amortization expenses decreased $68,000or 29.1% from $234,000 to $166,000 in the third quarter of 2002 and 2003.

      Net Income (Loss). The Company had net income of $167,719 or ($0.02) per share in the third quarter of 2003 compared to a net loss of $498,000 or $0.06 per basic and diluted share in the third quarter of 2002.


Comparison of The Nine Months Ended September 30, 2003 to The Nine Months Ended September 30, 2002

      Revenues. Revenues of the Company decreased by $2 million or 11.1%, from $17.9 million for the nine months ended September 30, 2002 to $15.9 million for the nine months ended September 30, 2003. The decrease was primarily attributable to a slowdown in the IT industry and adverse winter weather in the northeast which caused the Company to miss approximately three billing days ($225,000), which was partially offset by a net increase in revenues of $1,870,000 as a result of the acquisition of IOT in July 2002.

      Software licensing revenues increased by $375,000, or 41%, from $921,000 for the nine months ended September 30, 2002 to $1.296 million for the nine months ended September 30, 2003. Software sales are expected to be ancillary to the Company's total revenues in future periods.

      Gross Profit. Gross profit decreased by $1 million or 19.6%, from $5.2 million for the nine months ended September 30, 2002 to $4.2 million for the nine months ended September 30, 2003. As a percentage of total revenues, gross margin decreased from 29.3% in 2002 to 26.5% in 2003. Gross margin decreased due to the Company's lower average hourly billing rates, which was partially offset by lower consultant costs and higher utilization rates.

      Operating Expenses. Operating expenses are comprised of SG&A expenses, provision for doubtful accounts, depreciation and amortization and impairment of assets and restructuring charges. Operating expenses decreased by $1.2 million, or 21.4%, from $5.6 million in the nine months ended September 30, 2002 to $4.4 million in the nine months ended September 30, 2003. The SG&A expenses decreased by $970,000 or 21% from $4.72 million in 2002 to $3.75 million in 2003. The decrease is primarily attributable to a decrease in the Company's payroll costs of $815,000, which was partially offset by an increase in costs due to the acquisition of IOT. In addition, the Company wrote off approximately $105,000 of T3 Media's accounts payable in 2002 compared to $110,000 in 2003. Depreciation and amortization expenses decreased by $78,000 or 11.8% from $664,000 in 2002 compared to $586,000 in 2003.

      Taxes. During the first quarter of 2002, the Company recorded a tax refund of $439,000 resulting from a 2002 change in tax law allowing the Company to carry-back its net operating losses for five years instead of the two years previously allowed.

      Net Income (Loss). The Company had a net loss of $196,757 or ($0.03) per share for the nine months ended September 30, 2003 compared to net income of $39,797 or $0.00 per basic and $0.00 per diluted share for the nine months ended September 30, 2002.


Liquidity and Capital Resources

      The Company has a line of credit of $4.0 million with Keltic Financial Partners, LP, based on the Company's eligible accounts receivable balances. The line of credit has certain financial covenants, which the Company must meet on a quarterly basis. There were no outstanding balances at September 30, 2003 and December 31, 2002, respectively. The Company's Chief Executive Officer initially guaranteed $1 million of the line of credit. The line of credit bears interest at a variable rate based on prime plus 2% and the rate was 6% at September 30, 2003. In July 2002, the credit line was amended to reduce the guarantee of the Company's Chief Executive Officer to $400,000, and to reflect the Company's acquisition of IOT.

      One of the Company's subsidiaries, T3 Media, which ceased operations in 2001, had a demand loan with a bank. The T3 Media demand loan, which was guaranteed by the Company, was paid down and cancelled in January of 2002.

      T3 Media had entered into a series of capital lease obligations, which the Company had guaranteed to finance its expansion plans, covering leasehold improvements, furniture and computer-related equipment. The amount outstanding under such leases was approximately $291,000 at September 30, 2003. The Company continues the process of negotiating buy-outs on these leases.

      The Company's cash balances were approximately $600,000 at September 30, 2003 and $1.8 million at December 31, 2002. Net cash used in operating activities for the nine months ended September 30, 2003 was approximately ($908,000) compared to $800,000 for nine months ended September 30, 2002.

      The Company's accounts receivable, less allowance for doubtful accounts, at September 30, 2003 and December 31, 2002 were $4.1 million and $3.1 million, respectively, representing 64 and 49 days of sales outstanding, respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due because improved collection techniques and daily monitoring of receivables and cash balances have been implemented.

      For the nine months ended September 30, 2003, the Company had revenues from one customer, which represented 27% of revenues. For the nine months ended September 30, 2002, the Company had revenues from two customers, which represented 30% and 22% of revenues. No other customer represented greater than 10% of the Company's revenues for such periods.

      The Company has no restructuring charge liability as of September 30, 2003. During 2002, the Company continued the restructuring of its operations and took a charge of $150,000. This charge consisted of $18,000 for the write off of the remaining balance of the Company's investment in Always On Software, Inc., and $132,000 write down of the Company's investment in Methoda Computer Ltd.

      Net cash (used in) investing activities was approximately $4,738 and ($293,088) for the nine months ended September 30, 2003 and 2002. In each of these periods additions to property and equipment was ($10,000) and ($45,000).

      On July 19, 2002, the Company acquired all of the Common Stock of IOT for a combination of cash consideration of $650,000 and 1,270,000 shares of TACT unregistered Common Stock valued at $635,000.

      The schedule of payment of the cash consideration of $650,000 is as follows: $140,000 on September 2, 2002; $210,000 on April 1, 2003; $100,000 on
April 1, 2004 and $200,000 on January 2, 2005. The excess of the purchase price over the estimated fair value of the net identifiable assets acquired totaled $1,494,000 and was allocated as follows; $312,000 to intangible assets which is being amortized on a straight line basis over thirty six months, and $1,182,000 to goodwill. The three majority shareholders of IOT received employment agreements for a three-year period at an annual salary of $160,000 per year each. During the second quarter of 2003 one of the former IOT principals left the Company, a buyout of his contract was negotiated and a portion of the intangible asset was written down ($23,000). For the nine months ended September 30, 2003, the Company recorded revenue attributable to IOT in the amount of $3 million.

      Net cash provided by (used in) financing activities was approximately ($272,000) and $148,000 at September 30, 2003 and 2002.

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

      The Company has the following commitments as of September 30, 2003:

                                                                                      Payments Due in
                                                     Total              2003              2004              2005              2006
                                                    --------          --------          --------          --------          --------
Automobile Loan                                     $ 43,590          $  3,149          $ 13,078          $ 13,885          $ 13,478
Shareholder Loan                                      92,209            14,147            57,985            20,077                --
Acquisition Note                                     300,000                --           100,000           200,000                --
Employment Contracts                                 407,000           167,000           240,000                --                --
                                                    --------          --------          --------          --------          --------
Total                                               $842,799          $184,296          $411,063          $233,962          $ 13,478
                                                    ========          ========          ========          ========          ========

      In management's opinion, cash flows from operations and borrowing capacity combined with cash on hand will provide funding for the Company's working capital obligations for the next twelve months. There may be circumstances that would accelerate its use of liquidity sources, including, but not limited to, its ability to implement a profitable business model, which may include further restructuring charges. If this occurs, the Company may, from time to time, incur additional indebtedness or issue, in public or private transactions, equity or debt securities. However, there can be no assurance that suitable debt or equity financing will be available to the Company.

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

Operating Losses

      The Company has incurred operating losses in the nine months ended September 30, 2003 as well as the last two years. In the nine months ended September 30, 2003, the Company had an operating loss of $148,000 and a net loss of $197,000. In the year ended December 31, 2002, the Company had an operating loss of $130,000 and net income of $204,000. In the year ended December 31, 2001, the Company had an operating loss of $13.5 million and a net loss of $13.7 million, of which $1.0 million was attributable to T3 Media (including certain expenses associated with the close down of T3 Media's operations ($1.6 million)). The remaining net loss for the year was attributable to the Company and includes certain one-time charges of $7.1 million associated with the impairment of assets and restructuring charges. There is no guarantee that the Company can achieve profitability on a quarterly or annual basis in the future. If revenues grow slower than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly the Company will continue to experience losses and the results of operations and financial condition will be materially and adversely affected.

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

Dependence on Limited Number of Clients

      The Company derives a significant portion of its revenues from a relatively limited number of clients primarily located in the New York/New Jersey metropolitan area of the United States. Adverse economic conditions affecting this region could have an adverse effect on the financial condition of its clients located there, which in turn could adversely impact its business and future growth. Revenues from its ten most significant clients accounted for a majority of its revenues for the nine months ended September 30, 2003 as well as for each of the two years ended December 31, 2002. In each of these periods, the Company had at least one customer with revenues exceeding 10% of the Company's revenues. For the nine months ended September 30, 2003, the Company had revenues from one customer, which represented 27% of revenues. For the year ended December 31, 2002, the Company had revenues from two customers, which represented 25% and 24% of revenues, respectively. Besides these customers, no other customer represented greater than 10% of the Company's revenues. In any given year, its ten most significant customers may vary based upon specific projects for those clients during that year. There can be no assurance that its significant clients will continue to engage it for additional projects or do so at the same revenue levels. Clients engage the Company on an assignment-by-assignment basis, and a client can generally terminate an assignment at any time without penalties. The loss of any significant customer could have a material adverse effect on its business, results of operations and financial condition. A failure of the Company to develop relationships with new customers could have a material adverse effect on its business, results of operations and financial condition.

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

e-Business Initiatives

      The Company faces difficulties typically encountered by development stage companies in rapidly evolving markets because of its e-commerce initiative. The Company provides web enablement services and solutions and other related e-business services. Revenues from its e-business services constituted 29% of revenues for the nine months ended September 30, 2003. Revenues from its e-business services constituted 40% of revenues for the year ended December 31, 2002. The Company cannot assure you that any products or services developed by it, or its strategic partners will achieve market acceptance. The risks involved in these service offering include the Company's and its strategic partners' abilities to:

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

Billing Margins

      The Company's ability to maintain billing margins is uncertain. It derives revenues primarily from the hourly billing of consultants' services and, to a lesser extent, from fixed-price projects. Its most significant cost is project personnel cost, which consists of consultant salaries and benefits. Thus, its financial performance is primarily based upon billing margin (billable hourly rate less the consultant's hourly cost) and personnel utilization rates (number of days worked by a consultant during a two-week billing cycle divided by the number of billing days in that cycle). The Company's gross margin decreased in the nine months ended September 30, 2003 compared to the same period last year. Gross margin decreased due to the Company's lower average hourly billing rates, which was partially offset by lower consultant costs and higher utilization rates. There can be no assurance that the Company will be able to maintain adequate gross margins in the future.

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

      On April 8, 2003 the Company announced that it had been granted an additional extension until May 12, 2003 from NASDAQ's Listing Qualifications Panel to comply with the minimum bid price requirements necessary to remain listed on the Nasdaq SmallCap Market. On May 14, 2003, the Company announced that it had been granted an additional extension until August 11, 2003 from NASDAQ's Listing Qualifications Panel to comply with the minimum bid price requirements necessary to remain listed on the Nasdaq SmallCap Market. On August 12, 2003, the Company announced that it had been granted an additional extension until October 11, 2003 from NASDAQ's Listing Qualifications Panel to comply with the minimum bid price requirements necessary to remain listed on the Nasdaq SmallCap Market. On October 9, 2003, the Company announced that it had been granted a final extension until January 9, 2004 from NASDAQ's Listing Qualifications Panel to comply with the minimum bid price requirement necessary to remain listed on the Nasdaq SmallCap Market. There can be no assurance that the bid price of the Company's common stock will comply with the minimum bid price requirement by January 9, 2004.

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

Going Concern

      The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2003, the Company reported a net loss of $196,757. For the year ended December 31, 2002, the Company reported net income of $204,000. Additionally, the Company had an accumulated deficit of $29 million for the nine months ended June 30, 2003 and $28.8 million at December 31, 2002. The Company believes that its continuing focus on cost reductions, together with a number of other operational changes, resulted in the attainment of net income during 2002. There can be no assurance that the Company will be profitable in future quarters.


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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.


Item 5.  Other Information

      On August 7, 2003, the Board of Directors of the Company approved an Amendment No. 1 to the Company's Amended and Restated By-Laws, which Amendment No. 1 provided that the Company shall indemnify its directors and officers against certain actions. The Company has entered into Indemnification Agreements with each of its Directors and its Chief Financial Officer.


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

    3.4 Amendment No. 1 to the Amended and Restated Bylaws of the Registrant incorporated by reference to Exhibit 3.4 to the Form 10-Q for the period ended June 30, 2003, as previously filed with the SEC on August 14, 2003.

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

   10.1.2 Amendment to the Stock Option and Award Plan of the Registrant, incorporated by reference to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 as previously filed with the SEC on June 25, 1998.

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

   10.12 Form of Indemnification Agreement between the Registrant and each of its Directors and its Chief Financial Officer.

   31.1        Certification of Chief Executive Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification of Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification of the Chief Executive Officer, pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Certification of the Chief Financial Officer, pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K

      The Company filed the following Current Reports on Form 8-K during the three month period ended September 30, 2003:

      (i) The Registrant filed a Form 8-K with the SEC dated August 13, 2003 on August 14, 2003 regarding the second quarter of 2003 financial results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           THE A CONSULTING TEAM, INC.

                                     By: /s/ Shmuel BenTov
                                         --------------------------------------
Date:  November 14, 2003                 Shmuel BenTov, Chairman,
                                         Chief Executive Officer and President

                                     By: /s/ Richard D. Falcone
                                         --------------------------------------
Date:  November 14, 2003                 Richard D. Falcone, Treasurer
                                         and Chief Financial Officer