Form 10-K
period 2003-12-31
A CONSULTING TEAM INC
filed 2004-03-29
CIK 1040792

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


(Mark One):

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes    No X
                                         ---   ---
The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 2004 was approximately $4,306,431 based on the average of the bid and asked prices of the registrant's Common Stock on The Nasdaq SmallCap Stock Market (SM) on such date.

As of March 23, 2004, there were 2,107,967 shares of the registrant's Common Stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, which will be filed on or before April 30, 2004, are incorporated by reference into Part III of this Report. See Item 16 for a list of exhibits incorporated by reference into this Report.

                                TABLE OF CONTENTS


                                                                                                               Page
                                                                                                               ----

PART I...........................................................................................................1
Item 1.  Business................................................................................................1
Item 2.  Properties..............................................................................................4
Item 3.  Legal Proceedings.......................................................................................4
Item 4.  Submission of Matters to a Vote of Security Holders.....................................................4
PART II..........................................................................................................4
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters...................................4
Item 6.  Selected Financial Data.................................................................................7
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...................7
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk............................................18
Item 8.  Financial Statements and Supplementary Data............................................................19
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure...................19
Item 9A.  Controls and Procedures...............................................................................19
PART III........................................................................................................19
Item 10.  Directors and Executive Officers of the Registrant....................................................19
Item 11.  Executive Compensation................................................................................21
Item 12.  Security Ownership of Certain Beneficial Owners and Management........................................21
Item 13.  Certain Relationships and Related Transactions........................................................21
Item 14.  Principal Accountant Fees And Services................................................................22
PART IV.........................................................................................................22
Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................................22


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

         The Company's shares are listed on The Nasdaq SmallCap Market(SM) under the symbol "TACX."

Industry Background

         Rapid technological advance, and the wide acceptance and use of the Internet as a driving force in commerce, accelerated the growth of the IT industry through 2001. These advances included more powerful and less expensive computer technology, the transition from predominantly centralized mainframe computer systems to open and distributed computing environments and the advent of capabilities such as relational databases, imaging, software development productivity tools, electronic commerce ("e-commerce") applications and web-enabled software. These advances expanded the benefits that users can derive from computer-based information systems and improved the price-to-performance ratios of such systems. As a result, an increasing number of companies were employing IT in new ways, often to gain competitive advantages in the marketplace, and IT services have become an essential component of their long-term growth strategies. The same advances that have enhanced the benefits of computer systems rendered the development and implementation of such systems increasingly complex. In addition, there was a shortage of IT consultants qualified to support these systems. Accordingly, organizations turned to external IT services organizations such as TACT to develop, support and enhance their internal IT systems. However, during 2002 and continuing into 2003 there has been a slowdown in IT spending coincident with the general economic slowdown. This has resulted in revenue decreases at many IT service companies, however, industry analysts believe that IT spending will increase during 2004.

Strategy

         The Company's objective is to continue to provide its clients with high quality, technology-based consulting services in the areas of migrations and conversions of legacy systems, performance optimization, web enhancements, custom development, strategic sourcing and enterprise-wide IT consulting, outsourcing and software solutions. The Company's strategies include the following key components:

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

         Acquisitions and Strategic Relationships. On July 19, 2002, the Company consummated the acquisition of all of the issued and outstanding capital stock of International Object Technology, Inc. (IOT). IOT was a privately owned, professional services firm that provides data management and business intelligence solutions, technology consulting and project management services. The Company continuously looks for companies and other organizations that it may acquire or develop other relationships with that are strategic to the Company's business. The Company has established certain acquisition criteria. It is primarily interested in companies and organizations that are (i) established in geographic locations of the Company, or (ii) has a depth of service offerings that the Company finds attractive or (iii) a customer base that the company can cross sell its services into.

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

Methoda Computers Ltd.

          The Company has written down its minority investment in Methoda Computer Ltd. during the third quarter of 2002 from $500,000 to $368,000. In January of 2004, the Company sold approximately 75 percent of its investment in Methoda for $200,000 in cash and $81,000 payable over the next twenty months. The remaining investment has a carrying value of $87,000. Methoda Computer Ltd. is a leading methodology provider and knowledgebase for IT management and software engineering based in Israel.

TACT Operations

         Consulting. TACT provides a wide range of IT consulting services, including technology infrastructure advisory services and systems architecture design for Fortune 1000 companies and other large organizations. The Company's solutions are based on an understanding of each client's enterprise model. The Company's accumulated knowledge may be applied to new projects such as planning, designing and implementing enterprise-wide information systems, database management services, performance optimization, migrations and conversions, strategic sourcing, outsourcing and systems integration.

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

         Software. TACT markets and distributes a number of software products developed by independent software developers. The Company believes its relationships with over 70 software clients throughout the country provide opportunities for the delivery of additional TACT consulting and training services. The software products offered by TACT are developed in the United States, England and Finland and marketed primarily through trade shows, direct mail, telemarketing, client presentations and referrals. Revenue from the sale of software is ancillary to the Company's total revenues.

Clients

         The Company's clients consist primarily of Fortune 1000 companies and other large organizations. The Company's clients operate in a diverse range of industries with a concentration in the financial services, automotive and insurance industries. Ten of the Company's top twenty clients measured by revenue for the year ended December 31, 2003 had been clients for over five years. In 2003, the Company's largest customer was BMW NA, who represented 28% of revenues. Besides this customer, no other customer represented greater than 10% of the Company's revenues. During 2004, the Company expects that a significant portion of its revenues will continue to come from BMW NA.

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

Sales and Marketing

         TACT's marketing strategy is to develop long-term partnership relationships with existing and new clients that will lead to the Company becoming a preferred provider of IT services. The Company seeks to employ a "cross selling" approach where appropriate to expand the number of services utilized by a single client. Other sales and marketing methods include client referrals, networking and attending trade shows. At December 31, 2003, the Company employed 11 sales and marketing personnel. Another marketing resource, which has also served the Company in its recruiting efforts, is the Company's web site at http://www.tact.com. The web site provides information about TACT consulting services and software products to the IT community.

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

Human Resources

         At December 31, 2003, the Company had 86 personnel, of whom 58 were consultants, 2 were recruiting personnel, 11 were sales and marketing personnel, 4 were technical and customer service personnel and 11 were executive, financial and administrative personnel. None of the Company's employees are represented by a labor union, and the Company has never incurred a work stoppage. In addition to the Company's 86 personnel, the Company was utilizing the services of 56 independent contractors at December 31, 2003. These independent contractors act as consultants and they are not employees of the Company. There can be no assurance that the services of these independent contractors will continue to be available to the Company on terms acceptable to the Company.

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

ITEM 2.  PROPERTIES

         The Company's executive office is located at 200 Park Avenue South, New York, NY 10003. The Company's executive office is approximately 6,000 square feet and is located in a leased facility with a term expiring in July 31, 2007. The Company also leases approximately 7,000 square feet in a facility in Clark, NJ. The lease on this facility expires on July 31, 2007.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not involved in any significant legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2003.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

         The Company's Common Stock is currently listed on The Nasdaq SmallCap Market(SM) ("Nasdaq") under the symbol "TACX." TACT completed an initial public offering of its Common Stock on August 8, 1997 and was listed on the Nasdaq National Market. Prior to that date, there was no market for the Company's Common Stock. In August 2002, the Company's common stock transitioned to the Nasdaq SmallCap Market.

         On January 7, 2004, the Company effected a one-for-four reverse stock split of its common stock. Accordingly, the share and per share data throughout this document have been retroactively adjusted to reflect the reverse stock split.

         The following table sets forth the quarterly range of high and low bid prices of the Company's Common Stock since January 1, 2002 as reported by
Nasdaq:



2002                                     High          Low
First Quarter                            $2.40        $1.12
Second Quarter                            2.76         1.00
Third Quarter                             3.08         1.24
Fourth Quarter                            2.00         0.84

2003                                     High          Low
First Quarter                            $1.96        $0.80
Second Quarter                            2.24         1.00
Third Quarter                             3.20         1.80
Fourth Quarter                            4.64         1.80


Dividends

         The Company has not paid any cash dividends on its Common Stock and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

         The Company is prohibited from paying dividends on its capital stock due to restrictions under the Loan and Security Agreement between the Company and Keltic Financial Partners, L.P., dated June 27, 2001, amended by the July 2002 Modification Agreement and amended by the restated and amended Loan and Security Agreement dated March 23, 2004. Keltic has consented to the payment of dividends on the Series A and Series B Preferred Stock, provided an event of default does not exist.

Holders

         The Company estimates that there were approximately 10 holders of record of the Company's Common Stock on March 20, 2004. The Company believes that the number of beneficial shareholders exceeds 600. There was one holder of the Company's Series A Preferred Stock and one holder of the Company's Series B Preferred Stock on March 20, 2004.

Recent Sales of Unregistered Securities

         On August 12, 2002, the Company issued 530,304 shares of Series A Preferred Stock to Shmuel BenTov in exchange for $350,000.64. On November 12, 2002, the Company issued 41,311 shares of Series B Preferred Stock to Mr. Yosi Vardi in exchange for $27,265.26. The Company relied upon the exemption from registration set forth in Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering, in issuing the stock to Shmuel BenTov and Yosi Vardi. Based upon discussions with and representations made by the investors, the Company reasonably believed that such investors were accredited and sophisticated investors. Mr. BenTov and Mr. Vardi had access to information on the Company necessary to make an informed investment decision. The shares of Series A and Series B Preferred Stock are convertible into Common Stock on a 4:1 basis, which reflects the company's one-for-four reverse stock split that occurred on January 7, 2004 and are subject to further adjustment for stock splits, consolidations and stock dividends. In addition, the shares of Series A and Series B Preferred Stock are entitled to a 7% cumulative dividend payable semi-annually. The Company has also agreed to grant "piggyback" registration rights to Mr. BenTov and Mr. Vardi for the shares of Common Stock issuable upon conversion of the Series A and Series B Preferred Stock. The Company will use the proceeds from the sale of Series A and Series B Preferred Stock for general working capital purposes.

         Pursuant to a Stock Purchase Agreement dated as of June 28, 2002 among the Company, International Object Technology, Inc. ("IOT") and the holders of all the issued and outstanding capital stock of IOT (the "IOT Stockholders"), the Company sold an aggregate of 317,500 shares of unregistered common stock, which has been retroactively adjusted to reflect the one-for-four reverse stock split that occurred on January 7, 2004, to the IOT Stockholders and agreed to pay an aggregate of $650,000 in cash in deferred payments over the next 30 months in exchange for all the issued and outstanding capital stock of IOT (the "Acquisition"). The Acquisition closed on July 19, 2002. The Company relied upon the exemption from registration set forth in Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering, in issuing the stock to the IOT Stockholders. Based upon discussions with and representations made by the IOT Stockholders, the Company reasonably believed that such IOT Stockholders were accredited and/or sophisticated investors. The Company granted to each IOT Stockholder access to information on the Company necessary to make an informed investment decision.

         In 2003, the Company issued an aggregate of 1,000 stock options to non-employee members of its Board of Directors, which has been retroactively adjusted to reflect the one-for-four reverse stock split that occurred on January 7, 2004, each with a term of 5 years from the date of grant, pursuant to its Stock Option and Award Plan. The options have an initial exercise price of $1.80 per share, which has been retroactively adjusted to reflect the one-for-four reverse stock split that occurred on January 7, 2004. The options become fully vested and exercisable one year after the grant date. The Company did not issue any other options for the year ended December 31, 2003.

         In 2002, the Company issued an aggregate of 99,500 stock options, which has been retroactively adjusted to reflect the one-for-four reverse stock split that occurred on January 7, 2004, with terms ranging between 5 to 10 years from the date of grant, pursuant to its Stock Option and Award Plan. The options have initial exercise prices that range from $1.24 to $1.72 per share, which has been retroactively adjusted to reflect the one-for-four reverse stock split that occurred on January 7, 2004 and they have vesting periods that range from immediately vesting to vesting over 4 years. In addition, 1,250 of the options issued were to non-employee members of its Board of Directors, each with a term of 5 years from the date of grant, pursuant to its Stock Option and Award Plan. The options have an initial exercise price of $1.32 to $1.64 per share. The options become fully vested and exercisable one year after the grant date.

         In 2001, the Company issued an aggregate of 185,750 stock options, which has been retroactively adjusted to reflect the one-for-four reverse stock split that occurred on January 7, 2004, with terms ranging between 5 to 10 years from the date of grant, pursuant to its Stock Option and Award Plan. The options have initial exercise prices that range from $1.20 to $1.80 per share, which has been retroactively adjusted to reflect the one-for-four reverse stock split that occurred on January 7, 2004 and they have vesting periods that range from immediately vesting to vesting over 4 years. In addition, 750 of the options issued were to non-employee members of its Board of Directors, each with a term of 5 years from the date of grant, pursuant to its Stock Option and Award Plan. The options have an initial exercise price of $1.32. The options become fully vested and exercisable one year after the grant date.

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


                             Selected Financial Data
           (in thousands, except number of shares and per share data)

                                                                                  Year Ended December 31,
                                              --------------------------------------------------------------------------------------
                                                   2003              2002              2001               2000             1999
                                                   ----              ----              ----               ----             ----
Statement of Operations Data:
    Revenues                                    $ 21,646          $ 24,009           $ 36,227          $ 55,022         $ 53,517
    Income (loss) from operations                    (42)             (130)           (13,472)          (18,124)          (3,203)
    Other income(expense):
    Gain from extinguishment of debt                   -                49                249                 -                -
    Net income (loss)                               (123)              204            (13,651)          (16,798)          (2,667)
    Net income (loss) per share
        Basic                                    $ (0.07)(1)        $ 0.10 (1)        $ (7.67)(1)      $ (10.61)(1)      $ (1.94)(1)
        Diluted                                  $ (0.07)(1)        $ 0.10 (1)        $ (7.67)(1)      $ (10.61)(1)      $ (1.94)(1)
    Weighted average shares used in per
      share calculation   -basic               2,098,810 (1)     1,923,615 (1)      1,779,217 (1)     1,582,481 (1)    1,371,250 (1)
    Weighted average shares used in per
      share calculation   -diluted             2,098,810 (1)     1,996,672 (1)      1,779,217 (1)     1,582,481 (1)    1,371,250 (1)

Balance Sheet Data
    Total assets                                 $ 7,374           $ 8,046            $ 8,957          $ 27,038         $ 28,582
    Long-term liabilities                            231               386                 53               457              561
    Stockholders' equity                           5,193             5,325              4,119            17,770           22,516
    Number of shares outstanding at
      year end                                 2,107,967 (1)     2,096,717 (1)      1,779,217 (1)     1,779,217 (1)    1,371,250 (1)

(1) All share and per share amounts have been restated to reflect the one for four reverse stock split of the Company's common stock, which occurred on January 7, 2004



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

         Rapid technological advance, and the wide acceptance and use of the Internet as a driving force in commerce, accelerated the growth of the IT industry through 2001. These advances included more powerful and less expensive computer technology, the transition from predominantly centralized mainframe computer systems to open and distributed computing environments and the advent of capabilities such as relational databases, imaging, software development productivity tools, electronic commerce ("e-commerce") applications and web-enabled software. These advances expanded the benefits that users can derive from computer-based information systems and improved the price-to-performance ratios of such systems. As a result, an increasing number of companies were employing IT in new ways, often to gain competitive advantages in the marketplace, and IT services have become an essential component of their long-term growth strategies. The same advances that have enhanced the benefits of computer systems rendered the development and implementation of such systems increasingly complex. In addition, there was a shortage of IT consultants qualified to support these systems. Accordingly, organizations turned to external IT services organizations such as TACT to develop, support and enhance their internal IT systems. However, during 2002 and continuing into 2003 there has been a slowdown in IT spending coincident with the general economic slowdown. This has resulted in revenue decreases at many IT service companies, however, industry analysts believe that IT spending will increase during 2004.

         TACT is an end-to-end IT solutions and services provider focused on leveraging existing systems and data. The Company's goal is to empower customers through the utilization of technology to reduce costs, improve services and increase revenues. The Company delivers migrations and conversions of legacy systems, web enablement of existing systems, customer development, performance optimization, migrations and conversions, outsourcing, strategic sourcing and enterprise wide IT consulting, and software solutions.

         Over 90% of the Company's consulting services revenues were generated from the hourly billing of its consultants' services to its clients under time and materials engagements, with the remainder generated under fixed-price engagements for 2003. During 2004, the Company expects that revenue from fixed fee contracts will be similar to the previous year.

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

         The Company establishes standard-billing guidelines for consulting services based on the type of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a semi-monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements and under fixed-price engagements are recognized as those services are provided.

         The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company's operating performance is primarily based upon billing margins (billable hourly rate less the consultant's hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). During 2000 and the first half of 2001, the Company's margins were adversely affected by a decrease in billing rates and a reduction in consultant utilization rate; however, gross margins began to improve in the second half of 2001, primarily due to improved utilization rates and decreases in consultant costs. Large portions of the Company's engagements are on a time and materials basis. While most of the Company's engagements allow for periodic price adjustments to address, among other things, increases in consultant costs, during 2001, 2002 and 2003 clients have been adverse to accepting cost increases. TACT also actively manages its personnel utilization rates by constantly monitoring project requirements and timetables. Through the Company's cost containment and work force rationalization efforts TACT's utilization rates began to improve in the second half of 2001, continued in 2002 and remained stable in 2003. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in TACT's training programs in order to expand their technical skill sets. TACT carefully monitors consultants that are not utilized and has established guidelines for the amount of non-billing time that it allows before a consultant is terminated.

         Historically, the Company has also generated revenues by selling software licenses. In addition to initial software license fees, the Company also derives revenues from the annual renewal of software licenses. Revenues from the sale of software licenses are recognized upon delivery of the software to a customer, because future obligations associated with such revenue are insignificant. The revenues from the sale of software is ancillary to the Company's total revenues.

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

         In 1999 and 2000, the Company made a minority investment in LightPC.com (renamed Always-On Software, Inc.) in the aggregate amount of $2.3 million. At December 31, 2000, the Company owned approximately 10% of Always-On Software, Inc. Always-On Software, Inc. was a global provider of ASP based in New York City. The Company's investment in Always-On was subject to periodic review to ensure that its market value exceeded its carrying value. The market conditions for companies operating in this sector became increasingly adverse in 2001. Due to the deteriorating conditions of the ASP market and deteriorating cash reserves, Always-On Software, Inc. ceased operations in July 2001. As a result, the Company recorded a charge of $2.3 million to reflect the impairment in the value of its investment in the second quarter of 2001. In the fourth quarter of 2001, Always-On Software Inc. merged with Veracicom, Inc. and the Company received warrants in this transaction. The Company considers these warrants to have no value. In the third quarter of 2002, the Company wrote off the balance of its minority investment in Always-On Software Inc.

         On July 19, 2002, the Company, acquired all of the common stock of International Object Technology, Inc. (IOT) for a combination of deferred cash consideration of $650,000 and 317,500 shares of TACT unregistered Common Stock, which has been retroactively adjusted to reflect the one-for-four reverse stock split that occurred on January 7, 2004 and is valued at $635,000. The acquisition of IOT was accounted for using the purchase method of accounting. Accordingly, the results of operations of IOT are included in the Company's consolidated results of operation from the date of acquisition. The purchase price of the acquisition exceeded the fair market value of the net assets acquired, resulting in the recording of goodwill of $1,181,520 and other identifiable intangibles of $312,000 with the identifiable intangible assets being amortized over a three year period on a straight line basis. IOT was a privately owned, professional services firm that provides data management and business intelligence solutions, technology consulting and project management services. The acquisition increased the depth of the Company's services and solution offerings and provided the Company with cross-selling opportunities.


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

Revenue Recognition

         Consulting revenues are recognized as services are provided. The Company primarily provides consulting services under time and material contracts, whereby revenue is recognized as hours and costs are incurred. Customers for consulting revenues are billed on a weekly, semi-monthly and monthly basis. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs. Any anticipated contract losses are estimated and accrued at the time they become known and estimable. Unbilled accounts receivables represent amounts recognized as revenue based on services performed in advance of customer billings. Revenue from sales of software licenses is recognized upon delivery of the software to a customer because future obligations associated with such revenue are insignificant.

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

Results of Operations

         The following table sets forth the percentage of revenues of certain items included in the Company's Statements of Operations:


                                                  Year Ended December 31,
                                             -------------------------------
                                                2003       2002       2001
                                             ---------  ---------  ---------
Revenues                                       100.0%     100.0%     100.0%
Cost of revenues                                73.1%      70.2%      75.5%
                                             ---------  ---------  ---------
Gross profit                                    26.9%      29.8%      24.5%
Operating expenses                              27.1%      30.3%      61.7%
                                             ---------  ---------  ---------
Income/Loss from operations                      ( .2)%     ( .5)%   ( 37.2)%
                                             ---------  ---------  ---------
Gain from extinguishment of debt                 0.0%       0.2%       0.7%
                                             ---------  ---------  ---------
Net loss                                         ( .6)%     0.8%     ( 37.7)%
                                             =========  =========  =========



Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

         Revenues. Revenues of the Company decreased by $2.4 million or 9.8%, from $24 million for the year ended December 31, 2002 to $21.6 million for the year ended December 31, 2003. The decrease was primarily attributable to a slowdown in spending in the IT industry, which resulted in bringing the Company back to its core IT services, which was partially offset by an increase in revenue of $4,129,000 as a result of the acquisition of IOT.

          Software licensing revenues increased by $353,000, or 26.3%, from $1.3 million in 2002 to $1.7 million in 2003. Software sales are expected to remain ancillary to the Company's total revenues in future years.

         Gross Profit. The resulting gross profit for 2003 decreased by $1.3 million, or 18.6%, from $7.1 million in 2002 to $5.8 million in 2003. As a percentage of total revenues, gross margin for the year decreased from 29.8% in 2002 to 26.9% in 2003. Gross margin decreased due to a lower consultant utilization rate (79% in 2003 compared to 81% in 2002), lower gross margin on IOT revenues and a lower gross margin on a fixed price contract due to higher front loaded costs (the Company expects that over the next year this contract will have a normal gross margin).

         Operating Expenses. Operating expenses are comprised of Selling, General and Administrative ("SG&A") expenses, provision for doubtful accounts, depreciation and amortization and impairment of assets and restructuring charges. Operating expenses decreased by $1.4 million, or 19.5%, from $7.3 million in 2002 to $5.9 million in 2003. The decrease is primarily attributable to a decrease in the Company's payroll costs ($800,000) and a reduction in the Company's telecommunication cost and professional fees ($234,000). Depreciation and amortization decreased $121,000 or 13.9% from $873,000 in 2002 to $752,000 in 2003. This decrease is attributable to certain leaseholds and office equipment becoming fully depreciated. Impairment of assets and restructuring charges decreased by $150,000 due to the fact that the Company wrote down a portion of its investment in Methoda Computer Ltd. in 2002.

         Taxes. Taxes in 2003 were $24,000 in comparison to a ($431,000) income tax benefit recorded in 2002, which resulted from a tax refund of $439,000 due to a 2002 change in tax law allowing the Company to carry-back its net operating losses for five years instead of the two years previously allowed.

         Gain from Extinguishment of Debt. In 2002, the Company recorded one time income of $49,000 resulting from the extinguishments of debt associated with the settlement of capital leases at less than these carrying values.

         Net (Loss) Income. As a result of the above, the Company had a net loss of ($123,000) in 2003 compared to net income of $204,000 in 2002.



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

         Software licensing revenues decreased by $100,000, or 7%, from $1.4 million in 2001 to $1.3 million in 2002. This decrease is attributable to the Company placing less emphasis on software sales. Software sales are expected to remain ancillary to the Company's total revenues in future years.

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

         Operating Expenses. Operating expenses are comprised of Selling, General and Administrative ("SG&A") expenses, provision for doubtful accounts, depreciation and amortization and impairment of assets and restructuring charges. Operating expenses decreased by $15 million, or 67%, from $22.3 million in 2001 to $7.3 million in 2002. The SG&A expenses decreased by $5.3 million or 46% from $11.5 million in 2001 to $6.2 million in 2002. The decrease is primarily attributable to T3 Media's cessation of operations ($1.1 million) and a decrease in the Company's payroll costs ($3.8 million) due to its restructuring efforts. In addition, the Company wrote off approximately $272,000 of T3 Media's accounts payable from prior years. The provision for doubtful accounts decreased $918,000 or 97% from $943,000 in 2001 to $25,000 in 2002. The decrease was largely attributable to improvement in the Company's collections and daily monitoring of receivables and cash balances. Depreciation and amortization decreased $284,000 or 28% from $1.2 million in 2001 to $873,000 in 2002. This decrease is attributable to the closing of T3 Media, the closing of several of the Company's Solution Branches and the reduction in office space in its New York headquarters. Impairment of assets and restructuring charges decreased by $8.55 million, or 98%, from $8.7 million in 2001 to $150,000 in 2002. The 2002 charge primarily related to the write-down of the Company's investment in Methoda Computer Ltd. The 2001 charge related to the following: the Company closing four of its Solution Branches ($832,000), reducing its office space in its New York headquarters by approximately 50% ($867,000), closing of T3 Media ($1.6 million), the write-down of its investment in Always-On Software, Inc. due to the termination of Always-On's operations ($2.3 million), the write-off of prepaid software licenses resulting from lack of sales due to the economic down-turn and the determination that the software no longer had any value ($2.0 million), severance costs due to staff reductions ($699,000) and other associated costs ($394,000).

         Taxes. During the first quarter of 2002, the Company recorded a tax refund of $439,000 resulting from a 2002 change in tax law allowing the Company to carry-back its net operating losses for five years instead of the two years previously allowed.

         Gain from Extinguishment of Debt. During the first quarter of 2002, the Company recorded income of $49,000 resulting from the extinguishments of debt associated with the settlement of T3 Media's capital leases at less than their carrying value.

         Net Income (Loss). As a result of the above, the Company had net income of $204,000 in 2002 compared to a net loss of $13.7 million in 2001.



Liquidity and Capital Resources

         The Company has a line of credit of $4.0 million with Keltic Financial Partners, LP, based on the Company's eligible accounts receivable balances. The line of credit has certain financial covenants, which the Company must meet on a quarterly basis. There was no outstanding balance at December 31, 2003 or 2002. The Company's Chief Executive Officer initially guaranteed $1 million of the line of credit. The line of credit bears interest at a variable rate based on prime plus 2% and the rate was 6% at December 31, 2003. In July 2002, the credit line was amended to reduce the guarantee of the Company's Chief Executive Officer to $400,000, and to reflect the Company's acquisition of International Objects Technology, Inc.

         In March 2004, the line of credit was amended and restated to include the following: an extension to June 2007, the removal of the guarantee of the Chief Executive Officer and less restrictive financial covenants.

         One of the Company's subsidiaries, T3 Media, which ceased operations in 2001, had a demand loan with a bank. The T3 Media demand loan, which was guaranteed by the Company, was paid down and cancelled in January of 2002.

         T3 Media had entered into a series of capital lease obligations, which the Company had guaranteed to finance its expansion plans, covering leasehold improvements, furniture and computer-related equipment. The amount outstanding under such leases was approximately $291,000 at December 31, 2003 and 2002. The Company continues the process of negotiating buy-outs on these leases.

         The Company's cash balances were approximately $1.4 million at December 31, 2003 and $1.8 million at December 31, 2002. Net cash used in operating activities in 2003 was approximately ($88,000) compared to net cash provided by operating activities of $2.8 million in 2002 and 575,000 in 2001.

         The Company's accounts receivable, less allowance for doubtful accounts, at December 31, 2003 and December 31, 2002 were $3.6 million and $3.1 million, respectively, representing 54 and 49 days of sales outstanding, respectively. The accounts receivable at December 31, 2003 included $134,000 of unbilled revenue. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due because improved collection techniques and daily monitoring of receivables and cash balances have been implemented. Collection of receivables is one of the Company's highest priorities and improved collections was one of the primary reasons for the improvement in cash provided by operations.

         For the twelve months ended December 31, 2003, the Company had revenues from one customer, which represented 28% of revenues. For the year ended December 31, 2002, the Company had revenues from two customers, which represented 25% and 24% of revenues, respectively. No other customer represented greater than 10% of the Company's revenues for such periods.

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

         Net cash used in investing activities was approximately ($10,000), ($291,000), and ($59,000) for the year ended December 31, 2003, 2002 and 2001, respectively. In each of the three years, this represented additions to property and equipment of ($23,000), ($47,000), and ($199,000) respectively.

          On July 19, 2002, the Company acquired all of the Common Stock of IOT for a combination of cash consideration of $650,000 and 317,500 shares of TACT unregistered Common Stock, which has been retroactively adjusted to reflect the one-for-four reverse stock split that occurred on January 7, 2004 and is valued at $635,000.

         The schedule of payment of the cash consideration of $650,000 is as follows: $140,000 on September 2, 2002; $210,000 on April 1, 2003; $100,000 on
April 1, 2004 and $200,000 on January 2, 2005. The excess of the purchase price over the estimated fair value of the net identifiable assets acquired totaled $1,494,000 and was allocated as follows; $312,000 to intangible assets which is being amortized on a straight line basis over thirty six months, and $1,182,000 to goodwill. The three majority shareholders of IOT received employment agreements for a three-year period at an annual salary of $160,000 per year each. During the second quarter of 2003, one of the former IOT principals left the Company, a buyout of his contract was negotiated and a portion of the intangible asset was written down ($23,000). From the date of acquisition through the end of year 2002, the Company recorded revenue in the amount of $1,689,000. In 2003, the Company recorded revenue attributable to IOT in the amount of $4.1 million.

         Net cash used in financing activities was approximately ($267,000) in 2003, and ($1.7 million) in 2002 and ($408,000) in 2001.

         On August 12, 2002, the Company issued 530,304 shares of Series A Preferred Stock to Shmuel BenTov in exchange for $350,000.64. On November 12, 2002, the Company issued 41,311 shares of Series B Preferred Stock to Mr. Yosi Vardi in exchange for $27,265.26. The Company relied upon the exemption from registration set forth in Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering, in issuing the stock to Shmuel BenTov and Yosi Vardi. Based upon discussions with and representations made by the investors, the Company reasonably believed that such investors were accredited and sophisticated investors. Mr. BenTov and Mr. Vardi had access to information on the Company necessary to make an informed investment decision. The shares of Series A and Series B Preferred Stock are convertible into Common Stock on a 4:1 basis, which reflects the Company's one-for-four reverse stock split that occurred on January 7, 2004 and are subject to further adjustment for stock splits, consolidations and stock dividends. In addition, the shares of Series A and Series B Preferred Stock are entitled to a 7% cumulative dividend payable semi-annually. The Company has also agreed to grant "piggyback" registration rights to Mr. BenTov and Mr. Vardi for the shares of Common Stock issuable upon conversion of the Series A and Series B Preferred Stock. The Company used the proceeds from the sale of Series A and Series B Preferred Stock for general working capital purposes.

         In the year 2003 and 2002, the Company did not sell any other equity securities.

         In 2003, 11,250 shares of Common Stock, which has been retroactively adjusted to reflect the one-for-four reverse stock split that occurred on January 7, 2004, were issued pursuant to the exercise of options issued under the Company's stock option plan. No shares of Common Stock were issued pursuant to the exercise of options issued under the Company's stock option plan in 2002 or 2001.

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the years ended December 31, 2003, 2002, and 2001, the Company reported a net loss of $123,305, net income of $203,613, and a net loss of $13,650,685, respectively. Additionally, the Company has an accumulated deficit of $28,995,106 as of December 31, 2003. The Company has implemented a plan whereby it is actively managing its personnel utilization rates and is constantly monitoring project requirements and timetables.

         In management's opinion, cash flows from operations and borrowing capacity combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months. There may be circumstances that would accelerate its use of liquidity resources, including but not limited to, its ability to implement a profitable business model, which may include further restructuring charges. If this occurs, the Company, may from time to time, incur additional indebtedness or issue, in public or private transactions, equity or debt securities. However, there can be no assurance that suitable debt or equity financing will be available to the Company.

Off-Balance Sheet Arrangements

         The Company did not have any "Off Balance Sheet Arrangements" in 2003, 2002 and 2001.

Contractual Obligations


         The Company has the following contractual obligations as of December 31, 2003:





-----------------------------------------------------------------------------------------------------------------------
      Contractual Obligations                                      Payments Due by Period
                                     ----------------------------------------------------------------------------------
                                          Total      Less Than 1 Year   1 - 3 Years   3 - 5 Years  More Than 5 Years
-----------------------------------------------------------------------------------------------------------------------
Long Term Obligations
Automobile Loan                             $ 40,441      $ 13,078        $ 27,363       $ -              $ -
Shareholder Loan                              78,062        57,985          20,077         -                -
Acquisition Note                             300,000       100,000         200,000         -                -
Employment Contracts                         771,000       639,000         132,000         -                -
--------------------------------------------------------------------------------------------------------------------
Capital Lease Obligations
Capital Lease - Short Term                   290,517       290,517               -         -                -
--------------------------------------------------------------------------------------------------------------------
Operating Leases
Rent                                       1,116,324       307,898         808,426         -                -
--------------------------------------------------------------------------------------------------------------------
Total                                     $2,596,343    $1,408,477      $1,187,866       $ -              $ -
--------------------------------------------------------------------------------------------------------------------

         In management's opinion, cash flows from operations and borrowing capacity combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months. There may be circumstances that would accelerate its use of liquidity resources, including, but not limited to, its ability to implement a profitable business model, which may include further restructuring charges. If this occurs, the Company may, from time to time, incur additional indebtedness or issue, in public or private transactions, equity or debt securities. However, there can be no assurance that suitable debt or equity financing will be available to the Company.

Recent Accounting Pronouncements

         See page F-12 of the consolidated financial statements for a discussion of the impact of recent accounting standards.

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

         Operating Losses

         The Company has incurred operating losses in the last three years. In the year ended December 31, 2003, the Company had an operating loss of $42,000 and net loss of $123,000. In the year ended December 31, 2002, the Company had an operating loss of $130,000 and net income of $204,000. In the year ended in December 31, 2001, the Company had an operating loss of $13.5 million and a net loss of $13.7 million, of which $1.0 million was attributable to T3 Media (including certain expenses associated with the close down of T3 Media's operations ($1.6 million)). The remaining net loss for the year was attributable to the Company and includes certain one-time charges of $7.1 million associated with the impairment of assets and restructuring charges. There is no guarantee that the Company can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow slower than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly the Company will continue to experience losses and the results of operations and financial condition will be materially and adversely affected.

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

         Dependence on Limited Number of Clients

         The Company derives a significant portion of its revenues from a relatively limited number of clients primarily located in the New York/New Jersey metropolitan area of the United States. Adverse economic conditions affecting this region could have an adverse effect on the financial condition of its clients located there, which in turn could adversely impact its business and future growth. Revenues from its ten most significant clients accounted for a majority of its revenues for each of the three years ended December 31, 2003. In each of the last three years, the Company had at least one customer with revenues exceeding 10% of the Company's revenues. For the year ended December 31, 2003, the Company had one customer which represented 28% of revenues. For the year ended December 31, 2002, the Company had revenues from two customers which represented 25% and 24% of revenues, respectively. For the year ended December 31, 2001, the Company had revenues from three customers which represented 19%, 19% and 13% of revenues, respectively. Besides these customers, no other customer represented greater than 10% of the Company's revenues. In any given year, its ten most significant customers may vary based upon specific projects for those clients during that year. There can be no assurance that its significant clients will continue to engage it for additional projects or do so at the same revenue levels. Clients engage the Company on an assignment-by-assignment basis, and a client can generally terminate an assignment at any time without penalties. The loss of any significant customer could have a material adverse effect on its business, results of operations and financial condition. A failure of the Company to develop relationships with new customers could have a material adverse effect on its business, results of operations and financial condition.

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

         e-Business Initiatives

         The Company faces difficulties typically encountered by development stage companies in rapidly evolving markets because of its e-commerce initiative. The Company provides web enablement services and solutions and other related e-business services. Revenues from its e-business services constituted 38% of revenues for the year ended December 31, 2003 and 40% of revenues for the year ended December 31, 2002. The Company cannot assure you that any products or services developed by it, or its strategic partners will achieve market acceptance. The risks involved in these service offering include the Company's and its strategic partners' abilities to:

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

         Billing Margins

         The Company's ability to maintain billing margins is uncertain. It derives revenues primarily from the hourly billing of consultants' services and, to a lesser extent, from fixed-price projects. Its most significant cost is project personnel cost, which consists of consultant salaries and benefits. Thus, its financial performance is primarily based upon billing margin (billable hourly rate less the consultant's hourly cost) and personnel utilization rates (number of days worked by a consultant during a two-week billing cycle divided by the number of billing days in that cycle). The gross margin decreased in 2003 due to a lower consultant utilization rate (79% in 2003 compared to 81% in 2002), lower gross margin on IOT revenues and a lower gross margin on a fixed price contract due to higher front loaded costs (the Company expects that over the next year this contract will have a normal gross margin). The gross margin increased in 2002 due principally to a higher consultant utilization rate, resulting from the Company's aggressive cost containment and workforce rationalization efforts. There can be no assurance, however, that its revenues will continue to be billed primarily on a time and materials basis or that the Company's cost containment and workforce rationalization effects will continue to provide positive results. In addition, during the past two years the Company's clients have been adverse to increases in any costs of the Company's services.

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

         Possible Removal From Quotation Of Common Stock On Nasdaq And Resulting Market Illiquidity

         On February 14, 2002, the Company was informed by Nasdaq that it had failed to maintain a closing bid price of at least $1.00 per share as set forth in Nasdaq Market Place Rule 4450 (a) (5). The Company was granted several extensions by the Nasdaq Listing Qualification Panel in order to regain compliance with the minimum bid price requirement to remain listed with the last extension expiring on January 9, 2004.

         On January 7, 2004, the Company effected a one-for-four reverse stock split in order to regain compliance with the minimum bid price requirement.

         On January 23, 2004, the Company was informed by Nasdaq that the Company evidenced compliance with the minimum bid price requirement. Accordingly, Nasdaq determined to continue the listing of the Company's securities on The Nasdaq SmallCap Market.

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

         Going Concern

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2003, the Company reported a net loss of $123,000. For the year ended December 31, 2002, the Company reported net income of $204,000. For the year ended December 31, 2001, the Company reported net losses of $13.7 million. Additionally, the Company has an accumulated deficit of $29 million at December 31, 2003. The Company believes that its continuing focus on cost reductions, together with a number of other operational changes, has resulted in an improved financial condition. There can be no assurance that the Company will become profitable in future quarters.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has not entered into the market risk sensitive transactions required to be disclosed under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See financial statements on pages F-1 through F-24 of this Annual Report on Form 10-K.

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

         The audit report of Ernst & Young LLP on the financial statements of The A Consulting Team, Inc. for the year ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

         The A Consulting Team, Inc. engaged Grant Thornton LLP as principal accountants on June 28, 2002. The decision to hire Grant Thornton LLP was approved by the Audit Committee of the Board of Directors of The A Consulting Team, Inc.

ITEM 9A.  CONTROLS AND PROCEDURES

         Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to us by others within these entities.

         Changes in internal controls. There were no significant changes in the Company's internal control over financial reporting that occurred during our fourth fiscal quarter of 2003 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.


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

         Richard D. Falcone, 51, has been the Chief Financial Officer and Treasurer of the Company since July 2001 and was an advisor to the Company from January 2001 to July 2001. Mr. Falcone is a Certified Public Accountant and is a graduate of the University of Vermont. Prior to joining the Company, Mr. Falcone was the CFO for Acuent from January 1999 to July 2000 and Chief Operating Officer of Netgrocer.com from January 1997 to December 1998.

         Steven S. Mukamal, 64, has been a director of the Company since August 1997. Mr. Mukamal is the Chairman of the Compensation Committee as well as a member of the Audit Committee and the Nominating Committee. Mr. Mukamal received a B.A. in 1962 from Michigan State University and a J.D./L.L.B. in 1965 from Brooklyn Law School. Since 1965, he has been a member and senior partner of the law firm Barst & Mukamal LLP. Mr. Mukamal specializes in the areas of immigration and nationality law, consular law and real estate and debt restructuring.

         Reuven Battat, 48, has been a director of the Company since August 1997. Mr. Battat is a member of the Compensation Committee, the Audit Committee and the Nominating Committee. In 2003, Mr. Battat became the Chief Executive Officer of Actimize, LTD. Mr. Battat was the President and Chief Executive Officer of ProcureNet Inc. from 2000 through 2003. Mr. Battat was the Senior Vice President and General Manager of Global Marketing for Computer Associates International, Inc. and from 1995 through 1999. Mr. Battat was responsible for Computer Associates' worldwide marketing activities and long-term planning of product development in new and emerging markets.

         Robert E. Duncan, 56, has been a director of the Company since May 2002. Mr. Duncan is a member of the Compensation Committee and the Nominating Committee. Mr. Duncan received a BBA in Finance and Accounting from Iona College in 1970. Since 1991, Mr. Duncan has been the Principal of Duncan Consulting, a management, consulting firm. Since 1998, he also has been the chairman of two area groups of The Executive Committee (TEC), an International Organization of Chief Executive Officers. From 1978 to 1991, Mr. Duncan held various management positions including President and Chief Operating Officer of General Bearing Corporation, a manufacturer and distributor of bearings, automotive products and industrial products.

         William Miller, 66, has been a director of the Company since July 2002. Mr. Miller is the Chairman of the Audit Committee, as well as a member of the Nominating Committee. Mr. Miller is a private investor. He is a Certified Public Accountant and an Attorney. He was affiliated for eight years with Cantor Fitzgerald, an Investment Banking Firm, as Executive Vice President responsible for corporate finance, real estate, and retail sales. Subsequent to that he was with Telerate, a computer information services company.

Audit Committee

         The Company's Audit Committee is comprised of three independent directors as follows: Mr. William Miller, Chairman, Mr. Steven S. Mukamal and Mr. Reuven Battat. Mr. William Miller, Chairman of the Audit Committee is considered an "audit committee financial expert" as defined in SEC Release Nos. 33-8177 and 33-8177A.

Audit Committee Financial Expert

         The Board of Directors has affirmatively determined that the Company has at least one Audit Committee Financial Expert as defined by Section 407 of the Sarbanes-Oxley Act of 2002 serving on our audit committee. The directors have determined that Mr. William Miller is independent, as that term is used in
Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934 and has all of the following five attributes due to his experience overseeing and assessing the performance of companies with respect to the preparation and evaluation of financial statements:

         o        An understanding of GAAP and financial statements;

         o The ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

         o Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company's financial statements, or experience actively supervising one or more persons engaged in such activities;

         o An understanding of internal controls and procedures for financial reporting; and

         o        An understanding of audit committee functions.

Nominating Committee

         The Company's Nominating Committee is comprised of four independent directors as follows: Mr. Reuven Battat, Chairman, Mr. William Miller, Mr. Steven S. Mukamal and Mr. Robert Duncan.

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

         William Miller, a director of the Company, reported a transaction late on a Form 4 filed on March 5, 2004.

         Steven Mukamal, a director of the Company reported a transaction late on a Form 4 filed on March 5, 2004.

         Robert Duncan, a director of the Company reported a transaction late on a Form 4 filed on March 5, 2004.

         Reuven Battat, a director of the Company reported a transaction late on a Form 4 filed on March 5, 2004.

Code of Ethics

         The Board of Directors has adopted a code of ethics designed, in part, to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with or submit to the Securities and Exchange Commission and in the Company's other public communications, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations of the code to an appropriate person or persons, as identified in the code and accountability for adherence to the code. The code of ethics applies to all directors, executive officers and employees of the Company. The Company will provide a copy of the code to any person without charge, upon request to Mr. Richard D. Falcone, Chief Financial Officer by calling 732-499-8228 or writing to Mr. Falcone's attention at The A Consulting Team, Inc., 77 Brant Avenue, Suite 320, Clark, NJ, 07066.

         The Company intends to disclose any amendments to or waivers of its code of ethics as it applies to directors or executive officers by filing them on Form 8-K.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders, which will be filed with the SEC on or before April 30, 2004.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders, which will be filed with the SEC on or before April 30, 2004.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The Company has a line of credit of $4.0 million with Keltic Financial Partners, LP, based on the Company's eligible accounts receivable balances. The line of credit has certain financial covenants, which the Company must meet on a quarterly basis. There was no outstanding balance at December 31, 2003 and 2002. The Company's Chief Executive Officer initially guaranteed $1 million of the line of credit. The line of credit bears interest at a variable rate based on prime plus 2% and the rate was 6% at December 31, 2003. In July 2002, the credit line was amended to reduce the guarantee of the Company's Chief Executive Officer to $400,000, and to reflect the Company's acquisition of International Objects Technology, Inc.

         The Company's subsidiary, T3 Media, which ceased operations in 2001, had a demand loan with a bank. The T3 Media demand loan, which was guaranteed by the Company, was paid down and cancelled in January of 2002. The amount outstanding on T3 Media's demand loan at December 31, 2001 was $4,700.

         The Company presently employs, Victoria Bentov, the sister of the Chief Executive Officer and President, as a billable consultant. On February 1, 2004 her salary was increased from $80,000 to $88,000 and she was paid a $7,000 bonus.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Audit Fees. During the year ended December 31, 2003, the aggregate fees paid to Grant Thornton, LLP for the audit of the Company's financial statements for such year and the review of the Company's interim financial statements for each quarter of 2003 were $249,472. During the year ended December 31, 2002, the aggregate fees paid to Grant Thornton LLP for the audit of the Company's financial statements for such year and for the reviews of the Company's interim financial statements for the second, third and fourth quarter were $92,409.

         During the year ended December 31, 2003, the aggregate fees paid to Ernst & Young LLP for the work related to the consent to the use of previously audited financial statements was $3,600. During the year ended December 31, 2002, the aggregate fees paid to Ernst & Young LLP for the audit of the Company's financial statements were $141,000.

         Audit Related Fees. During the year ended December 31, 2003 and 2002, there were no fees paid to Grant Thornton for audit related fees.

         During the year ended December 31, 2003 and 2002, there were no fees paid to Ernst & Young LLP for audit related fees.

         Tax Fees. During the years ended December 31, 2003 and 2002, the aggregate fees paid to Grant Thornton, LLP for tax compliance, tax advice and tax planning were $41,020 and $30,000.

         During the year ended December 31, 2003, the Company did not pay any fees to Ernst & Young LLP for tax services. During the year ended December 31, 2002, the aggregate fees paid to Ernst & Young LLP for tax compliance, tax advice and tax planning were $52,795.

         All Other Fees. There were no fees paid to Grant Thornton, LLP for professional services other than audit and tax for the year ended December 31, 2003. During the year ended December 31, 2002, the aggregate fees paid to Grant Thornton, LLP for professional services other than audit were related to the filing of Form 8-K and a special project requested by the Audit Committee, were $26,200.

         During the year ended December 31, 2003 and 2002, there were no fees paid to Ernst & Young LLP for professional services other than audit.

         Audit Committee-Policies & Procedures. The Audit Committee reviews the independence of the Company's auditors on an annual basis and has determined that Grant Thornton, LLP is independent. In addition, the Audit Committee pre-approves all work and fees, which are performed by the Company's independent auditors.


PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (2) The response to this portion of Item 15 is submitted as a separate section of this report at F-1.

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

3.2.2 Certificate of Amendment of the Certificate of Incorporation of the Registrant dated November 12, 2002, incorporated by reference to
         Exhibit 3.2.2 to the Form 10-Q for the period ended September 30, 2002, as previously filed with the SEC on November 14, 2002.

3.2.3 Certificate of Amendment of the Certificate of Incorporation of the Registrant dated January 5, 2004, incorporated by reference to Exhibit
         3.2.3 to the Form 8-K dated January 8, 2004, as previously filed with the SEC on January 8, 2004.

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

10.1.2 Amendment to the Stock Option and Award Plan of the Registrant, incorporated by reference to Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 as previously filed with the SEC on June 25, 1998.

10.1.3 Amendment No. 2 to the Stock Option and Award Plan of the Registrant, incorporated by reference to Exhibit C to the Registrant's 2001 Proxy Statement on Schedule 14A, as previously filed with the SEC on April 30, 2001.

10.2 Amended and restated Loan and Security Agreement between the Registrant and Keltic Financial Partners, LP, dated March 23, 2004.

10.3 Employment Agreement, dated January 1, 2002, between the Registrant and Shmuel BenTov, incorporated by reference to Exhibit 10.5 to the Form 10-K for the fiscal year ended December 31, 2001, as previously filed with the SEC on April 1, 2002.

10.4 Employment Agreement, dated September 11, 2001, between the Registrant and Richard Falcone, incorporated by reference to Exhibit 10.8 to the Form 10-K/A for the fiscal year ended December 31, 2001, as filed with the SEC on April 4, 2002.

10.5 Form of S Corporation Termination, Tax Allocation and Indemnification Agreement, incorporated by reference to Exhibit 10.4 to the Registration Statement on Form SB-2, as previously filed with the SEC on August 6, 1997.

10.6 Letter of Undertaking from the Registrant and Shmuel BenTov, incorporated by reference to Exhibit 10.9 to the Registration Statement on Form SB-2, as previously filed with the SEC on July 23, 1997.

10.7 Shmuel BenTov Letter Commitment, dated March 29, 2001, incorporated by reference to Exhibit 10.10 to the Form 10-K for the fiscal year ended December 31, 2000, as previously filed with the SEC on April 2, 2001.

10.8 Employment Agreement dated as of July 19, 2002 between the Registrant and Dr. Piotr Zielczynski, incorporated by reference to Exhibit 10.1 to the Form 8-K dated July 19, 2002, as previously filed with the SEC on July 25, 2002.

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

10.11 Form of Indemnification Agreement between the Registrant and each of its Directors and its Chief Executive Officer, incorporated by reference to Exhibit 10.12 to the Form 10-Q for the period ended September 30, 2003 as filed with the SEC on November 11, 2003.

23.1     Consent of Ernst & Young, LLP.

23.2     Consent of Grant Thornton, LLP

31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1     Certification of the Chief Executive Officer, pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Certification of the Chief Financial Officer, pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K filed in the fourth quarter of 2003:

         The Company filed the following Current Reports on Form 8-K during the quarter ended December 31, 2003.

         (i) The Registrant filed a Form 8-K with the SEC dated November 6, 2003 on November 6, 2003 regarding the third quarter of 2003 financial results.


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

                                          THE A CONSULTING TEAM, INC.


                                          By:   /s/ Shmuel BenTov
                                                -----------------
                                                Shmuel BenTov,
                                                Chief Executive Officer
                                                Date: March 26, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                                          Title                                    Date
---------------------------------------    --------------------------------------------------    ------------------------


       /s/ Shmuel BenTov                   Chief Executive Officer and Director                      March 26, 2004
---------------------------------          (Principal Executive Officer)
         Shmuel BenTov

    /s/ Richard D. Falcone                 Chief Financial Officer                                   March 26, 2004
---------------------------------          (Principal Financial and Accounting Officer)
      Richard D. Falcone

       /s/ Reuven Battat                   Director                                                  March 26, 2004
---------------------------------
         Reuven Battat

       /s/ Robert Duncan                   Director                                                  March 26, 2004
---------------------------------
         Robert Duncan

      /s/ Steven Mukamal                   Director                                                  March 26, 2004
---------------------------------
        Steven Mukamal

      /s/ William Miller                   Director                                                  March 26, 2004
---------------------------------
        William Miller

ITEM 15 (a) (1) and (2)

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

The following consolidated financial statement schedule of The A Consulting Team, Inc. is included in Item 15(d): Schedule II - Valuation and Qualifying Accounts............................................S-1

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
The A Consulting Team, Inc.

We have audited the accompanying consolidated balance sheets of The A Consulting Team, Inc. and subsidiaries, (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The A Consulting Team, Inc. as of December 31, 2003 and 2002, and the consolidated results of their operations, stockholders equity and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II as of December 31, 2003 and 2002 and for the years then ended. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.



GRANT THORNTON LLP


New York, New York
February 20, 2004

                         REPORT OF INDEPENDENT AUDITORS




Board of Directors
The A Consulting Team, Inc.

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of The A Consulting Team, Inc. (the "Company") for the year ended December 31, 2001. Our audit also included the financial statement schedule listed in the Index at Item 15(d) for the year ended December 31, 2001. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of The A Consulting Team, Inc. for the ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the year ended December 31, 2001.

ERNST & YOUNG LLP


New York, New York
February 15, 2002

                           THE A CONSULTING TEAM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,             December 31,
                                                                                      2003                     2002
                                                                             ---------------------    ---------------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                         $ 1,409,623              $ 1,774,828
     Accounts receivable, less allowance for doubtful accounts
     of $305,290 at December 31, 2003 and $380,471 at December 31, 2002                  3,423,271                3,076,888
     Unbilled receivables                                                                  133,605                        -
     Prepaid expenses and other current assets                                              56,004                   89,672
                                                                              ---------------------    ---------------------
         Total current assets                                                            5,022,503                4,941,388
     Investments, net                                                                      368,059                  368,059
     Property and equipment, net                                                           680,295                1,223,417
     Goodwill                                                                            1,140,964                1,181,520
     Intangibles, net                                                                      104,000                  260,000
     Deposits                                                                               57,874                   71,133
                                                                               ---------------------    ---------------------
         Total assets                                                                  $ 7,373,694              $ 8,045,517
                                                                              =====================    =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable and accrued expenses                                               1,442,730                1,698,556
     Capital lease obligation                                                              290,517                  290,517
     Deferred income taxes                                                                  45,000                   67,500
     Current portion of long-term debt                                                     171,063                  278,089
                                                                              ---------------------    ---------------------
         Total current liabilities                                                       1,949,309                2,334,662
     Other long-term liabilities                                                           231,067                  385,756

Shareholders' equity:
         Preferred stock, $.01 par value; 2,000,000 shares authorized;
         571,615 shares issued and outstanding as of December 31, 2003,
         and December 31, 2002.                                                              5,716                    5,716
         Common stock, $.01 par value; 30,000,000 shares authorized;
         2,107,967 issued and outstanding as of December 31, 2003, and
         2,096,717 issued and outstanding as of December 31, 2002.                          21,080                   20,967
         Paid-in capital                                                                34,161,628               34,143,440
         Accumulated deficit                                                           (28,995,106)             (28,845,025)
                                                                              ---------------------    ---------------------
         Total shareholders' equity                                                      5,193,318                5,325,099
                                                                              ---------------------    ---------------------
Total liabilities and shareholders' equity                                             $ 7,373,694              $ 8,045,517
                                                                              =====================    =====================

      See accompanying notes to consolidated financial statements.

                           THE A CONSULTING TEAM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          Year Ended December 31,
                                                  -----------------------------------------------------------------------
                                                          2003                     2002                     2001
                                                  ---------------------    ---------------------    ---------------------

Revenues                                                  $ 21,645,763             $ 24,008,964             $ 36,226,716
Cost of revenues                                            15,829,442               16,860,418               27,357,278
                                                  ---------------------    ---------------------    ---------------------
Gross profit                                                 5,816,321                7,148,546                8,869,438
Operating expenses:
  Selling, general and administrative                        5,065,462                6,230,757               11,531,291
  Provision for doubtful accounts                               40,000                   25,000                  942,507
  Depreciation and amortization                                752,609                  873,149                1,157,219
  Impairment of assets and
    restructuring charges                                            -                  150,000                8,710,690
                                                  ---------------------    ---------------------    ---------------------
                                                             5,858,071                7,278,906               22,341,707
                                                  ---------------------    ---------------------    ---------------------
Loss from operations                                           (41,750)                (130,361)             (13,472,269)
Gain from extinguishment of debt                                     -                   48,715                  249,230
Interest income                                                  8,379                    9,056                   16,077
Interest expense                                               (66,433)                (154,962)                (415,095)
                                                  ---------------------    ---------------------    ---------------------
Interest (expense), net                                        (58,055)                (145,906)                (399,018)
                                                  ---------------------    ---------------------    ---------------------
Loss before income taxes                                       (99,805)                (276,267)             (13,871,287)
Provision (benefit) for income taxes                            23,500                 (431,165)                  28,628
                                                  ---------------------    ---------------------    ---------------------
Net income (loss)                                           $ (123,305)               $ 203,613            $ (13,650,685)
                                                  =====================    =====================    =====================

Net income(loss) per share
  Basic and Diluted                                         $    (0.07)               $    0.10            $       (7.67)
                                                  =====================    =====================    =====================

      See accompanying notes to consolidated financial statements.

                           THE A CONSULTING TEAM, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                       Additional
                                           Preferred Stock        Common Stock (*)       Paid-In      Accumulated
                                         Shares      Amount      Shares       Amount     Capital         Deficit          Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                    --   $      --   1,779,217   $  17,792   $ 33,140,066   $(15,388,091)   $ 17,769,767
  Net loss                                    --          --          --          --             --   $(13,650,685)   $(13,650,685)
                                       ---------   ---------   ---------   ---------   ------------   ------------    ------------
Balance, December 31, 2001                    --   $      --   1,779,217   $  17,792   $ 33,140,066   $(29,038,776)   $  4,119,082
  Net income                                  --          --          --          --             --        203,613         203,613
  Preferred dividend                          --          --          --          --             --         (9,862)         (9,862)
  Acquisition of IOT-shares issued            --          --     317,500       3,175        631,825             --         635,000
  Investment by new shareholders'        571,615       5,716          --          --        371,549             --         377,265
                                       ---------   ---------   ---------   ---------   ------------   ------------    ------------
Balance, December 31, 2002               571,615   $   5,716   2,096,717   $  20,967   $ 34,143,440   $(28,845,025)   $  5,325,098
  Net loss                                    --          --          --          --             --   $   (123,305)       (123,305)
  Preferred dividend                          --          --          --          --             --        (26,776)        (26,776)
  Exercise of employee stock options          --          --      11,250         113         18,188             --          18,301
                                       ---------   ---------   ---------   ---------   ------------   ------------    ------------
Balance, December 31, 2003               571,615   $   5,716   2,107,967   $  21,080   $ 34,161,628   $(28,995,106)   $  5,193,318
                                       =========   =========   =========   =========   ============   ============    ============

* Adjusted for the January 7, 2004 reverse stock split (See Note 1)

     See accompanying notes to condensed consolidated financial statements.

                  THE A CONSULTING TEAM, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Year Ended December 31,
                                                                          2003                2002                2001
                                                                       -----------         ----------       -------------
Cash flows from operating activities:
Net income(loss)                                                       $ (123,305)         $  203,613       $ (13,650,685)
Adjustments to reconcile net income(loss) to net cash provided by
  (used in) operating activities, net of acquired assets:
  Depreciation and amortization                                           752,609             873,149           1,157,219
      Gain from extinguishment of debt                                          -             (48,715)           (249,230)
  Deferred income taxes                                                   (22,500)            (22,500)                  -
  Impairment of assets and restructuring charges                                -             150,000           8,710,690
  Provision for doubtful accounts                                          40,000              25,000             942,507
  Changes in operating assets and liabilities:
    Accounts receivable                                                  (386,383)          2,828,145           7,360,978
    Unbilled receivables                                                 (133,605)                  -                   -
    Prepaid or refundable income taxes                                          -                   -           1,575,510
    Prepaid expenses and other current assets                               3,668              63,145              17,605
    Accounts payable and accrued expenses                                (218,907)         (1,274,410)         (5,060,966)
    Deferred revenue                                                            -                   -            (166,015)
    Other long-term liabilities                                                 -                   -             (62,139)
                                                                       -----------         ----------       -------------
Net cash provided by (used in) operating activities                       (88,422)          2,797,427             575,474

Cash flows from investing activities:
Purchase of property and equipment                                        (23,487)            (47,322)           (199,337)
Acquisition of IOT assets, net of cash received                                 -            (259,382)                  -
Deposits                                                                   13,259              15,366             140,557
                                                                       -----------         ----------       -------------
Net cash (used in) investing activities                                   (10,228)           (291,338)            (58,780)

Cash flows from financing activities:
Proceeds from sale of preferred stock                                           -             377,265                   -
Proceeds from conversion of stock options                                  18,300                   -                   -
Proceeds from long-term debt                                                    -                   -              65,298
Loan payable - bank                                                             -          (1,873,293)           (296,707)
Dividend paid to Preferred Shareholders                                   (23,140)                  -                   -
Repayment of long-term debt                                              (261,715)            (26,019)               (937)
Repayment on note issued for assets acquired                                    -            (140,000)                  -
Repayment of capital lease obligation                                           -             (15,800)           (175,708)
                                                                       -----------         ----------       -------------
Net cash (used in) financing activities                                  (266,554)         (1,677,847)           (408,054)
                                                                       -----------         ----------       -------------

Net increase (decrease) in cash and cash equivalents                     (365,205)            828,242             108,640
Cash and cash equivalents at beginning of period                        1,774,828             946,586             837,946
                                                                       -----------         ----------       -------------
Cash and cash equivalents at end of period                             $1,409,623          $1,774,828       $     946,586
                                                                       ===========         ==========       =============

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                               $   66,433          $  154,962       $     328,094
                                                                       ===========         ==========       =============

Supplemental disclosure of  non-cash investing
and financing activity:
Acquisition of International Object Technology, Inc. ("IOT")
      Tangible assets acquired (including cash of $10,618)                                 $  729,731
      Liabilities assumed                                                                    (709,186)
      Goodwill                                                                              1,181,520
      Employee Agreements                                                                     312,000
      Equity Issued                                                                          (635,000)
      Notes issued, net discount of $40,935                                                  (609,065)
                                                                                           ----------
      Cash paid                                                                            $  270,000
      less: Cash received in acquisition                                                      (10,618)
                                                                                           ----------
      Net Cash Paid                                                                        $  259,382
                                                                                           ==========

          See accompanying notes to consolidated financial statements.

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

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the years ended December 31, 2003, 2002, and 2001, the Company reported a net loss of $123,305, net income of $203,613, and a net loss of $13,650,685, respectively. Additionally, the Company has an accumulated deficit of $28,995,106 as of December 31, 2003. The Company has implemented a plan whereby it is actively managing its personnel utilization rates and is constantly monitoring project requirements and timetables.

         In management's opinion, cash flows from operations and borrowing capacity combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months. There may be circumstances that would accelerate its use of liquidity resources, including but not limited to, its ability to implement a profitable business model, which may include further restructuring charges. If this occurs, the Company, may from time to time, incur additional indebtedness or issue, in public or private transactions, equity or debt securities. However, there can be no assurance that suitable debt or equity financing will be available to the Company. (See Note 17)

     Reverse Stock Split

         On January 7, 2004, the Company effected a one-for-four reverse stock split of its common stock in order to regain compliance with Nasdaq's minimum bid price requirement to remain listed on the Nasdaq SmallCap Market. All share and per share amounts used in the Company's financial statements and notes thereto have been retroactively restated to reflect the one-for-four reverse stock split. (See Note 17)

     Principles of Consolidation

         The consolidated financial statements include the accounts of The A Consulting Team, Inc., its 100% owned subsidiary International Object Technology, Inc. (IOT) from its date of acquisition on July 19, 2002 and its 51% owned subsidiary, T3 Media, Inc., which ceased operations in 2001, from its date of acquisition in 1999. All material inter-company accounts and transactions have been eliminated.

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

     Earnings Per Share

         The Company calculates earnings per share in accordance with Financial Accounting Standards Board (FASB) Statement No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net earnings available to common shares by average common shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities except when it is anti-dilutive, including the effect of shares issuable under the Company's incentive plans. All share and per share amounts used in the Company's financial statements and notes thereto have been retroactively restated to reflect the one-for-four reverse stock split, which occurred on January 7, 2004.

     Cash Equivalents

         The Company considers all highly liquid financial instruments with original maturity of three months or less when purchased to be cash equivalents.

                           THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Fair Value of Financial Instruments

         The carrying value of financial instruments (principally consisting of cash, cash equivalents, accounts receivable, long term debt and capital leases) approximates fair value because of their short maturities.

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

     Long-Lived Assets

         When impairment indicators are present, the Company reviews the carrying value of its assets in determining the ultimate recoverability of their unamortized values using analyses of future undiscounted cash flows expected to be generated by the assets. If such assets are considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds the future discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell.

         During 2002 and 2001, the Company recorded restructuring charges of approximately $150,000 and $8,711,000 (see Note 14).

         In the third quarter of 2002, after extensive review of changing market conditions, the Company wrote-off $150,000, which related to the permanent impairment of the investments. These charges relate to the Company's investments in Methoda Computer, Ltd ($132,000) and Always-On Software, Inc. ($18,000).

     Goodwill and Intangible Assets

         The Company adopted the provisions of FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142) effective January 1, 2002. SFAS No. 142 required that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment using the guidance for measuring impairment set forth in this statement. As prescribed under SFAS 142, the Company had an evaluation done of its goodwill and intangible assets, which was performed by an independent third party. The Company tested for impairment using the guidance for measuring impairment set forth in SFAS No. 142 and it was determined that there was no impairment at December 31, 2003 and 2002.

         In accordance with SFAS No. 142, the following are changes in the carrying amount of goodwill for the year ended December 31, 2003:

                                                          2003          2002
                                                       ------------  -----------
Balance as of January 1,                                $1,181,520   $        -
Goodwill acquired during the year                                -    1,181,520
Reclass of reduction in reserve for acquisition costs      (40,556)           -
                                                       ------------  -----------
Balance as of December 31,                              $1,140,964   $1,181,520
                                                       ===========   ===========

                           THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following summarizes the carrying amounts of acquired intangible assets and related amortization:


                                                       Year ended December 31
                                                      ------------------------
                                                         2003          2002
                                                      ----------    ----------
Amortized intangible assets
    Employee Contracts- gross carrying amount         $ 312,000     $ 312,000
Less accumulated amortization                          (208,000)      (52,000)

                                                      ----------    ----------
Unamortized intangible assets                         $ 104,000     $ 260,000
                                                      ==========    ==========

Amortization expense
    For the year ended 12/31/03                       $ 156,000      $ 52,000
Estimated amortization expense:
    For the year ended 12/31/04                       $  69,333      $      -
    For the year ended 12/31/05                       $  34,667      $      -


         During the year, the Company recorded amortization of intangible assets of ($156,000) as part of the purchase price of IOT (See Note 2). The intangible amount pertains to certain employment agreements. The Company is amortizing the cost of these employee contracts over a three-year period of the asset's estimated useful life.


     Revenue Recognition

         Consulting revenues are recognized as services are provided. The Company primarily provides consulting services under time and material contracts, whereby revenue is recognized as hours and costs are incurred. Customers for consulting revenues are billed on a weekly, semi-monthly and monthly basis. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs. Any anticipated contract losses are estimated and accrued at the time they become known and estimable. Unbilled accounts receivables represent amounts recognized as revenue based on services performed in advance of customer billings. Revenue from sales of software licenses is recognized upon delivery of the software to a customer because future obligations associated with such revenue are insignificant.

     Accounts Receivable and Allowance for Doubtful Accounts

         Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. The Company monitors its accounts receivable balances on a monthly basis to ensure that they are collectible. On a quarterly basis, the Company uses its historical experience to accurately determine its accounts receivable reserve. The Company's allowance for doubtful accounts is an estimate based on specifically identified accounts as well as general reserves. The Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations. In these cases, management uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. The Company also establishes a general reserve for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, the Company's estimate of the recoverability of amounts due the company could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known.

                           THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Stock-Based Compensation

         At December 31, 2003, the Company has stock based compensation plans, which are described more fully in Note 12. As permitted by SFAS No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's stock and the exercise price of the option. No stock based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123. The Company expects to continue applying provision of APB 25 for equity issuances to employees.

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

                                                           Year ended December 31,
                                                  ----------------------------------------
                                                     2003        2002           2001
                                                  -----------  -----------  --------------
Net income (loss), as reported                    $ (123,000)  $(204,0000)  $ (13,651,000)
Deduct:
Total stock based compensation
     expense determined under fair
     value based method for all awards               (85,000)    (117,000)       (146,000)

                                                  -----------  -----------  --------------
     Pro forma net inome (loss)                   $ (208,000)  $  87,0000)  $ (13,797,000)
                                                  ===========  ===========  ==============

Earnings per share:
  Basic - as reported                             $    (0.07)  $     0.10   $       (7.67)
                                                  ===========  ===========  ==============

  Basic - pro forma                               $    (0.06)  $     0.02   $       (7.72)
                                                  ===========  ===========  ===============


  Diluted - as reported                           $    (0.07)  $    (0.10)  $       (7.67)
                                                  ===========  ===========  ==============

  Diluted - pro forma                             $    (0.06)  $     0.02   $       (7.72)
                                                  ===========  ===========  ==============


         The fair value of options at the date of grant was estimated using the Black-Scholes model with the following assumptions:

                                                  2003      2002     2001
                                                 ------    ------   ------
Expected life (years)                             4.00      4.00     4.00
Risk free interest rate                           3.00 %    3.00 %   4.37 %
Expected volatility                               0.83      0.83     1.25
Expected dividend yield                           0.00      0.00     0.00
Weighted average fair value per option           $0.80     $0.80    $1.04


         The weighted average fair value of options granted by the Company was $.80 in 2003, $0.80 in 2002 and $1.04 in 2001.

     Segment Information

         The disclosure of segment information in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" is not required as the Company operates in only one business segment.

                           THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Recent Accounting Pronouncements

         In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No 4, 44, and 64, Amendment of FASB 13, and Technical Corrections" (SFAS 145). Among other provisions, SFAS 145 rescinds FASB Statement 4, Reporting Gains and Losses from Extinguishment of Debt. Accordingly, gains or losses from extinguishments of debt should not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions (APB
30). Gains and losses from extinguishments of debt, which do not meet the criteria of APB 30, should be reclassified to income from continuing operations in all prior periods presented. The provisions of SFAS 145 were effective for fiscal years beginning after May 15, 2002. Upon adoption, in the first quarter of 2003, the Company reclassified gains on early extinguishment of debt previously recorded as extraordinary items to other income.

         In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires entities to recognize costs associated with exit or disposal activities when liabilities are incurred rather than when the entity commits to an exit or disposal plan, as currently required. Examples of costs covered by this guidance include one-time employee termination benefits, costs to terminate contracts other than capital leases, costs to consolidate facilities or relocate employees, and certain other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, and impacts any exit or disposal activities the Company initiates after that date. The Company has adopted FASB 146 in the first quarter of 2003. Adoption of FASB 146 did not have an effect on the accompanying financial statements.

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

         In November 2002, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45) was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has historically issued guarantees only on a limited basis. Adoption of FIN 45 did not have a material effect on the Company's financial statements. Disclosures required by FIN 45 are included in the accompanying financial statements.

         In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which addresses consolidation by business enterprises of variable interest entities ("VIEs"). The accounting provisions and disclosure requirements of FIN 46 are effective immediately for VIEs created after January 31, 2003, and are effective for reporting periods ending after December 15, 2003, for VIEs created prior to February 1, 2003. In December 2003, FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, public companies that have interests in VIE's that are commonly referred to as special purpose entities are required to apply the provisions of FIN 46R for periods ending after December 15, 2003. A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period after March 14, 2004. Although the Company is still evaluating the impact of FIN 46R, it is not expected to have a material effect on the Company's financial statements.

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

                           THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   ACQUISITIONS

         On July 19, 2002, the Company consummated the acquisition of all of the issued and outstanding capital stock of IOT, a New Jersey corporation, pursuant to a Stock Purchase Agreement dated as of June 28, 2002 among TACT, IOT and the holders of all of the issued and outstanding capital stock of IOT (the "IOT Stockholders"). TACT acquired all of the issued and outstanding capital stock of IOT from the IOT Stockholders in exchange for an aggregate of three hundred seventeen thousand five hundred (317,500) shares of unregistered TACT Common Stock, which has been retroactively adjusted to reflect the one-for-four reverse stock split that occurred on January 7, 2004, and is valued at $635,000 (the "Acquisition Shares") and the obligation to make certain deferred cash payments of six hundred fifty thousand ($650,000) in the aggregate (the "Deferred Payments"). The Acquisition Shares were issued by TACT to the IOT Stockholders at the closing of the acquisition. Subject to the terms and conditions of the Stock Purchase Agreement, the Deferred Payments are payable as follows: (i) an aggregate of $140,000 on or before September 2, 2002, (ii) an aggregate of $210,000 on or before April 1, 2003, (iii) an aggregate of $100,000 on or before April 1, 2004, and (iv) an aggregate of $200,000 on or before January 2, 2005. The consideration paid by TACT for the acquisition of IOT was determined through arms-length negotiation by the management of TACT and a majority of the IOT Stockholders. The acquisition was accounted for under the purchase method of accounting for business combinations and operations of IOT has been included from the date of acquisition. The purchase price of the acquisition exceeded the fair market value of the net assets acquired, resulting in the recording of goodwill of $1,181,520 and other intangibles of $312,000. The three majority shareholders of IOT received employment agreements for a three-year period at an annual salary of $160,000 per year each. For the year ended December 31, 2003, the amortization expense for the intangible asset was ($156,000).

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

         On October 2, 1998, the Company made an investment in web integrator T3 Media of $3 million, in return for non-voting convertible preferred stock. On June 23, 1999, the Company converted its preferred stock into 30% common stock ownership and increased its ownership interest to approximately 51% by an additional investment in T3 Media's common stock of $370,000. The acquisition of T3 Media was accounted for using the purchase method of accounting. Accordingly, the results of operations of T3 Media are included in the Company's consolidated results of operations from the date of acquisition. The excess of the purchase price over the estimated fair value of the net identifiable assets acquired totaled $4.0 million and was recorded as goodwill and was being amortized using the straight-line method over 7 years. During 2000, the Company wrote-off the net carrying value of the goodwill which amounted to $3.1 million. T3 Media ceased operations in the second quarter of 2001. During 2003 and 2002, the Company reversed approximately $113,000 and $272,000, respectively, in accounts payable relating to T-3 Media, resulting in a reduction in SG&A expenses.

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

                           THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In January of 2004, the Company sold approximately 75 percent of its investment in Methoda for $200,000 in cash and $81,000 payable over the next twenty months. The remaining investment has a carrying value of $87,000.

4.   NET INCOME (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended December 31, 2003, 2002 and 2001.


                                                                  Year Ended December 31,
                                                         ---------------------------------------
                                                            2003         2002          2001
                                                         -----------  ----------  --------------
Numerator for basic net income(loss) per share
     Net income (loss)                                     (123,305)    203,613     (13,650,685)
     Preferred Dividend                                      26,776       9,861               -
                                                         -----------  ----------  --------------
     Net income (loss) available to
     common stockholders                                 $ (150,081)  $ 193,752   $ (13,650,685)
                                                         ===========  ==========  ==============

Numerator for diluted net income(loss) per share
     Net income (loss) available to common
     stockholders & assumed conversion                   $ (150,081)  $ 203,613   $ (13,650,685)
                                                         ===========  ==========  ==============

Denominator:
     Denominator for basic income (loss) before
        extraordinary item and net loss per share
        - weighted-average shares                         2,098,810   1,923,615       1,779,218

     Effect of dilutive securities:
     Preferred shares                                             -      52,588               -
     Employee stock options                                       -      20,469               -
                                                         -----------  ----------  --------------
     Denominator for diluted earnings (loss) per
        share - adjusted weighted-average shares          2,098,810   1,996,672       1,779,218
                                                         ===========  ==========  ==============

Basic and Diluted earnings income (loss) per share:
     Net income (loss)                                      $ (0.07)     $ 0.10         $ (7.67)
                                                         ===========  ==========  ==============


         All options and warrants outstanding during 2003 and 2001 (see Notes 12 and 13) were not included in the computation of net loss per share because the effect would be antidilutive. During the year ended December 31, 2002, there were 157,494 options that were excluded from the computation of diluted earnings per share.

                           THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  PROPERTY AND EQUIPMENT

         Property and equipment, at cost, consists of the following:

                                                         December 31,
                                                   ---------------------------
                                                      2003             2002
                                                   ------------   ------------
 Equipment and leaseholds                          $ 5,378,358    $ 3,536,728
 Software                                          $   943,379    $   703,775
 Furniture and fixtures                            $ 1,107,272    $   904,177
 Automobiles                                       $   158,769    $   158,769
                                                   ------------   ------------
                                                   $ 7,587,778    $ 5,303,448
 Less accumulated depreciation and amortization    $ 6,907,483    $ 4,080,031
                                                   ------------   ------------
                                                   $   680,295    $ 1,223,417
                                                   ============   ============


6.  CREDIT ARRANGEMENT

         The Company has a line of credit of $4.0 million with Keltic Financial Partners, LP, based on the Company's eligible accounts receivable balances. The line of credit has certain financial covenants, which the Company must meet on a quarterly basis. There was no outstanding balance at December 31, 2003 and 2002. The Company's Chief Executive Officer initially guaranteed $1 million of the line of credit. The line of credit bears interest at a variable rate based on prime plus 2% and the rate was 6.25% at December 31, 2002. In July 2002, the credit line was amended to reduce the guarantee of the Company's Chief Executive Officer to $400,000, and to reflect the Company's acquisition of IOT. ( See Note
18)

         The Company is prohibited from paying dividends on its capital stock due to restrictions under the Loan and Security Agreement between the Company and Keltic Financial Partners, L.P., dated June 27, 2001, amended by the July 2002 Modification Agreement. Keltic has consented to the payment of dividends on the Series A and Series B Preferred Stock, provided an event of default does not exist.

         The Company's subsidiary, T3 Media, which ceased operations in 2001, had a demand loan with a bank. The T3 Media demand loan, which was guaranteed by the Company, was paid down and cancelled in January of 2002. The amount outstanding on T3 Media's demand loan at December 31, 2001 was $4,700.

7.  CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         The Company has the following commitments as of December 31, 2003, and is comprised of long term obligations of an automobile loan, shareholder loan, note payable for acquisition and employment contracts. In addition, there is a capital lease obligation and operating lease obligation as well. The automobile loan is payable in monthly installments of $1,262 including interest at 6%. As of December 31, 2003, the loan matures as follows: 2004 - $13,078, 2005 - $13,885 and 2006 - $13,478. The shareholder loan is payable in monthly installments of $5,000 including interest at 3.9%. As of December 31, 2003, the loan matures as follows: 2004 - $57,985; and 2005 - $20,077. The note payable for acquisition is payable as follows: 2004 - $100,000 and 2005 - $200,000. The employment contracts are payable as follows: 2004 - $639,000 and 2005 - $132,000. One of the Company's subsidiaries, T3 Media, which ceased operations in 2001, had entered into a series of capital lease obligations, which the Company had guaranteed. The Company continues the process of negotiating buy-outs on these leases. The Company has two operating leases for its corporate headquarters located in NY and its branch office in NJ. The annual amounts due for both locations are as follows: 2004 - $307,898, 2005 - $308,663, 2006 -
$308,663 and 2007 - $191,100.

         As of December 31, 2003, the Company does not have any "Off Balance Sheet Arrangements".

                           THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Company's commitments at December 31, 2003, are comprised of the following:

------------------------------------------------------------------------------------------------------------
                                                                Payments Due by Period
                                     -----------------------------------------------------------------------
     Contractual Obligations                             Less Than          1 - 3          3 - 5   More Than
                                          Total           1 Year            Years          Years    5 Years
------------------------------------------------------------------------------------------------------------
Long Term Obligations
Automobile Loan                           $   40,441    $   13,078      $   27,363          $ -         $ -
Shareholder Loan                              78,062        57,985          20,077            -           -
Acquisition Note                             300,000       100,000         200,000            -           -
Employment Contracts                         771,000       639,000         132,000            -           -
------------------------------------------------------------------------------------------------------------
Capital Lease Obligations
Capital Lease - Short Term                   290,517       290,517               -            -           -
------------------------------------------------------------------------------------------------------------
Operating Leases
Rent                                       1,116,324       307,898         808,426            -           -
------------------------------------------------------------------------------------------------------------
Total                                     $2,596,343    $1,408,477      $1,187,866          $ -         $ -
------------------------------------------------------------------------------------------------------------


         The Company presently employs, Victoria Bentov, the sister of the Chief Executive Officer and President, as a billable consultant. On February 1, 2004 her salary was increased from $80,000 to $88,000 and she was paid a $7,000 bonus.

7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consists of the following:

                                              December 31,
                                      -------------------------
                                          2003          2002
                                      -----------   -----------
Accounts payable                      $  218,297    $  393,724
Payroll                                  552,488       600,850
Bonuses                                   99,956       108,932
Restructuring                                  -        10,662
Other accrued expenses                   571,989       584,388
                                      -----------   -----------
                                      $1,442,730    $1,698,556
                                      ===========   ===========


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

                           THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Deferred tax assets and (liabilities) consist of the following:

                                                     December 31,
                                              --------------------------
                                                  2003           2002
                                              -----------    -----------
Licensing revenues                            $  (67,000)    $  299,000
Accounts receivable reserve                      157,000        257,000
Depreciation and amortization                    243,000         80,000
Investments                                      981,000        756,000
Other                                             21,000         18,000
Accounting method change                         (45,000)       (67,500)
Net operating losses                           5,920,000      5,914,000
                                              -----------    -----------
                                               7,210,000      7,256,500
Valuation allowance                           (7,255,000)    (7,324,000)
                                              -----------    -----------
                                              $  (45,000)    $  (67,500)
                                              ===========    ===========


         The deferred tax liability at December 31, 2003 and 2002 relates to the change in accounting methods for tax purposes arising from the IOT acquisition.

         Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss and other credit carry-forwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percentage point change in ownership occurs. Accordingly, the actual utilization of the net operating loss carry-forwards and other deferred tax assets for tax purposes may be limited annually under Code Section 382 to a percentage (currently about four and a half percent) of the fair market value of the Company at the time of any such ownership change.

         At December 31, 2003, the Company has net operating loss carry-forwards of approximately $18.6 million for state and local tax purposes and $11.3 million for Federal tax purposes, expiring in 2020 through 2023. The full utilization of the deferred tax assets in the future is dependent upon the Company's ability to generate taxable income; accordingly, a valuation allowance of an equal amount has been established. During the years ended December 31, 2003, 2002, and 2001, the valuation allowance decreased by $69,000 decreased by $5,805,000 and increased by $6,509,000.

         In March 2002, new legislation was enacted that allowed for losses incurred in 2001 to be carried back five years. The tax effect relating to this legislation, amounting to $438,665 was recorded as a refund in the first quarter of 2002.

         Significant components of the provision for income taxes are as follows:

                                       Year Ended December 31,
                                     2003       2002       2001
                                   --------  ----------  --------
Current:
    Federal                        $     0   ($438,665)  $     -
    State and local                 46,000      30,000    29,000
                                   --------  ----------  --------
       Total Current               $46,000   ($408,665)   29,000
                                   --------  ----------  --------
Deferred:
    Federal                        (19,125)     (5,063)        -
    State and local                 (3,375)    (17,437)        -
                                   --------  ----------  --------
       Total Deferred              (22,500)    (22,500)        -
                                   --------  ----------  --------
Total                              $23,500   ($431,165)  $29,000
                                   ========  ==========  ========

                           THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         A reconciliation between the federal statutory rate and the effective income tax rate for the years ended December 31, 2003, 2002 and 2001.

                                                  2003       2002     2001
                                                 ------   --------   ------
Federal statutory rate                           (34.0)%    (34.0)%  (34.0)%
State and local taxes net of federal tax benefit  45.6        7.0      0.1
Non-deductible expenses                            4.8        2.2      0.5
Carryback of losses for which no benefit was
       previously recorded                           -    (158.78)       -
Losses for which no benefit was received
      (including T3 Media)                        7.15      27.51     33.6
                                                 ------   --------   ------
Total                                            23.55 %  (156.07)%    0.2 %
                                                 ======   ========   ======


9.   RETIREMENT PLAN

         The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code for its employees. Participants can make elective contributions subject to certain limitations. Under the plan, the Company can make matching contributions on behalf of all participants. There were no such contributions made by the Company in 2003, 2002 and 2001.

10.  CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and accounts receivable. The Company maintains its cash balances on deposit with a limited number of financial institutions. In 2003, the Company's largest customer represented 28% of revenues, in 2002, the two largest customers represented 25% and 24% of revenues, respectively and in 2001, the three largest customers represented 19%, 19% and 13% of revenues, respectively. Besides these customers, no other customer represented greater than 10% of the Company's revenues. Three customers represented approximately 10%, 13% and 15% of accounts receivable as of December 31, 2003, and two customers represented approximately 17% and 15%, of accounts receivable as of December 31, 2002.

11.  LEASES

         The Company leases office space under non-cancelable operating leases. The future minimum payments for all non-cancelable operating leases as of December 31, 2003 are as follows:

      2004                                    $  307,898
      2005                                       308,663
      2006                                       308,663
      2007                                       191,100
                                              ----------
      Total minimum future lease payments     $1,116,324
                                              ==========

         Office leases are subject to escalations based on increases in real estate taxes and operating expenses. Rent expense for the years ended December 31, 2003, 2002 and 2001 was approximately $340,000, $307,000 and $710,000, respectively.

         In 2001, T3 Media stopped paying its capital lease obligations. The Company was a guarantor of the majority of these obligations and is continuing the process of negotiating buy-outs of the remaining leases. For the year ended December 31, 2003, $291,000 of T3 Media's capital lease obligations remained outstanding.

                           THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. STOCK OPTION PLAN

         The Company adopted a Stock Option Plan (the "Plan") that provides for the grant of stock options that are either "incentive" or "non-qualified" for federal income tax purposes. The Plan provided for the issuance of up to a maximum of 150,000 shares of common stock. On May 27, 1998, the shareholders approved and ratified an increase to the Plan from 150,000 to 225,000 shares of common stock and on May 24, 2001, the shareholders approved and ratified an increase to the Plan from 225,000 to 300,000 shares of common stock (subject to adjustment pursuant to customary anti-dilution provisions).

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

     Information with respect to options under the Company's Plan (adjusted for reverse stock split that occurred on January 7, 2004) is as follows:

                                                                  Weighted
                                               Number of          Average
                                                 Shares        Exercise Price
                                              ----------       --------------
Balance - January 1, 2001                       174,078           $24.93
     Granted during 2001                        185,750             1.45
     Forfeitures during 2001                   (103,149)           24.92
                                              ----------
Balance - December 31, 2001                     256,679             7.94
     Granted during 2002                         99,500             1.57
     Forfeitures during 2002                   (107,025)            5.17
                                              ----------
Balance - December 31, 2002                     249,154             6.58
     Granted during 2003                          1,000             1.81
     Exercised during 2003                      (11,250)            1.63
     Forfeitures during 2003                    (80,383)           13.75
                                              ----------
Balance - December 31, 2003                     158,521            $3.27
                                              ==========


         At December 31, 2003, 2002 and 2001, 83,959, 119,154, and 97,100
options, respectively, were exercisable with weighted average exercise prices of $4.78, $11.48 and $15.83, respectively.

                           THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following table summarizes the status of the stock options outstanding and exercisable at December 31, 2003:

                             Stock Options Outstanding
-----------------------------------------------------------------------------
                                                                  Number of
                     Weighted                  Weighted-           Stock
   Exercise Price     Average      Number of    Remaining          Options
       Range       Exercise Price  Options    Contractual Life   Exercisable
-----------------  --------------  ---------  -----------------  ------------
   $0.00 - $4.80      $1.425         140,000    8.2 years              65,658
  $14.40 - $19.20     $15.504         15,750    3.5 years              15,750
  $19.20 - $24.00     $23.165            865    1.9 years                 653
  $24.00 - $28.80     $27.000          1,000    3.2 years               1,000
  $28.80 - $33.60     $30.857            875    4.3 years                 875
  $33.60 - $38.40     $34.256             31    6.3 years                  23
                                   ---------                     ------------
                                     158,521                           83,959
                                   =========                     ============


         At December 31, 2003, the Company had 300,000 shares of Common Stock reserved in connection with the Stock Option Plan.

         In 1997, T3 Media adopted the T3 Media, Inc. 1997 Stock Option Plan (the "1997 Plan"), which provides for the granting of options to purchase up to 1,000,000 shares of T3 Media common stock.

         Information with respect to options under T3 Media's 1997 Plan is as follows:

                                                                  Weighted
                                               Number of          Average
                                                 Shares        Exercise Price
                                              -------------   -----------------
Balance - December 31, 1999                        387,906          1.34
     Granted during 2000                           523,802          3.00
     Exercised during 2000                         (21,170)         1.14
     Forfeitures during 2000                      (203,038)         1.24
                                              -------------
Balance - December 31, 2000                        687,500          2.44
     Forfeitures during 2001                      (687,500)         2.44
                                              -------------
Balance - December 31, 2001                              -             -
                                              =============


         There are no T3 Media stock options outstanding and exercisable at December 31, 2003, 2002, 2001. At December 31, 2000, 133,500 options were exercisable with a weighted average exercise price of $1.67.

13.  SALES OF UNREGISTERED SECURITES

         On August 12, 2002, the Company issued 530,304 shares of Series A Preferred Stock to Shmuel BenTov in exchange for $350,000.64. On November 12, 2002, the Company issued 41,311 shares of Series B Preferred Stock to Mr. Yosi Vardi in exchange for $27,265.26. The Company relied upon the exemption from registration set forth in Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering, in issuing the stock to Shmuel BenTov and Yosi Vardi. Based upon discussions with and representations made by the investors, the Company reasonably believed that such investors were accredited and sophisticated investors. Mr. BenTov and Mr. Vardi had access to information on the Company necessary to make an informed investment decision. The shares of Series A and Series B Preferred Stock are convertible into Common Stock on a 4:1 basis, which reflects the company's one-for-four reverse stock split that occurred on January 7, 2004 and are subject to further adjustment for stock splits, consolidations and stock dividends. In addition, the shares of Series A and Series B Preferred Stock are entitled to a 7% cumulative dividend payable semi-annually. The Company has also agreed to grant "piggyback" registration rights to Mr. BenTov and Mr. Vardi for the shares of Common Stock issuable upon conversion of the Series A and Series B Preferred Stock. The Series A and Series B Preferred stock carries a liquidation preference in that the Series A and Series B shareholders are paid before any other class of stock.

                           THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Pursuant to a Stock Purchase Agreement dated as of June 28, 2002 among the Company, IOT and the holders of all the issued and outstanding capital stock of IOT (the "IOT Stockholders"), the Company sold an aggregate of 317,500 shares of unregistered common stock, which has been retroactively adjusted to reflect the one-for-four reverse stock split that occurred on January 7, 2004, to the IOT Stockholders and agreed to pay an aggregate of $650,000 in cash in deferred payments over the next 30 months in exchange for all the issued and outstanding capital stock of IOT (the "Acquisition"). The Acquisition closed on July 19, 2002. The Company relied upon the exemption from registration set forth in
Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering, in issuing the stock to the IOT Stockholders. Based upon discussions with and representations made by the IOT Stockholders, the Company reasonably believed that such investors were accredited and/or sophisticated investors. The Company granted to each investor access to information on the Company necessary to make an informed investment decision.

         In 2003, the Company issued an aggregate of 1,000 stock options to non-employee members of its Board of Directors, which has been retroactively adjusted to reflect the one-for-four reverse stock split that occurred on January 7, 2004, each with a term of 5 years from the date of grant, pursuant to its Stock Option and Award Plan. The options have an initial exercise price of $1.80 per share, which has been retroactively adjusted to reflect the one-for-four reverse stock split that occurred on January 7, 2004. The options become fully vested and exercisable one year after the grant date. The Company did not issue any other options for the year ended December 31, 2003.

         In 2002, the Company issued an aggregate of 99,500 stock options, which has been retroactively adjusted to reflect the one-for-four reverse stock split that occurred on January 7, 2004, with terms ranging between 5 to 10 years from the date of grant, pursuant to its Stock Option and Award Plan. The options have initial exercise prices that range from $1.24 to $1.72 per share, which has been retroactively adjusted to reflect the one-for-four reverse stock split that occurred on January 7, 2004 and they have vesting periods that range from immediately vesting to vesting over 4 years. In addition, 1,250 of the options issued were to non-employee members of its Board of Directors, each with a term of 5 years from the date of grant, pursuant to its Stock Option and Award Plan. The options have an initial exercise price of $1.32 to $1.64 per share. The options become fully vested and exercisable one year after the grant date.

         In 2001, the Company issued an aggregate of 185,750 stock options, which has been retroactively adjusted to reflect the one-for-four reverse stock split that occurred on January 7, 2004, with terms ranging between 5 to 10 years from the date of grant, pursuant to its Stock Option and Award Plan. The options have initial exercise prices that range from $1.20 to $1.80 per share, which has been retroactively adjusted to reflect the one-for-four reverse stock split that occurred on January 7, 2004 and they have vesting periods that range from immediately vesting to vesting over 4 years. In addition, 750 of the options issued were to non-employee members of its Board of Directors, each with a term of 5 years from the date of grant, pursuant to its Stock Option and Award Plan. The options have an initial exercise price of $1.32. The options become fully vested and exercisable one year after the grant date.

14. IMPAIRMENT OF ASSETS AND RESTRUCTURING CHARGES

         The Company began to restructure its operations in 2000 and has continued to restructure its operations through 2002. The restructuring was completed in the first quarter of 2003.

                           THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The restructuring charges for the year ended December 31, 2002 and 2001 was approximately $150,000 and $8,711,000, respectively, consisting of following:

                                                                              2002              2001
                                                                          --------------   ---------------
Write-off of the investment in Always-On Software, Inc.                        $ 18,000       $ 2,303,000
Write-down of the investment in Methoda Computers Ltd.                          132,000                 -
Write-off of prepaid software licenses                                                -         2,000,000
Lease expense and write-off of leaseholds and other fixed assets:
        * due to the closing of the operations and liquidation
               of T3 Media, Inc.                                                      -         1,616,000
        * related to the closing of locations                                         -           832,000
        * related to the reduction of office space in the
                New York headquarters                                                 -           867,000
Severance costs                                                                       -           699,000
Other associated costs                                                                -           394,000
                                                                          --------------   ---------------
                                                                              $ 150,000       $ 8,711,000
                                                                          ==============   ===============


         At December 31, 2003, the Company had no restructuring charge liability. The Company had restructuring charge liabilities of approximately $11,000 and $161,000 at December 31, 2002 and December 31, 2001. During the year ended December 31, 2002, the Company recorded additions to its restructuring liability of $125,000 related to the acquisition of IOT and recorded payments of approximately $275,000 consisting of $141,000 related to the reduction of the leased space, which IOT formerly occupied, and $134,000 in severance costs. During the year ended December 31, 2001, the Company recorded additions to the restructuring liability of $1.1 million, consisting of $537,000 related to leases, lease buy-outs of office space no longer utilized by the Company and other associated costs and the reduction of its staff resulting in termination costs of $616,000. The Company paid approximately $1.2 million during 2001, consisting of $616,000 for space no longer utilized, and $616,000 for termination costs.

15. GAIN FROM EXTINGUISHMENT OF DEBT

         The 2002 and 2001 gain from extinguishment of debt of T3 Media's capital lease obligations. The Company was a guarantor of the majority of these obligations and was able to settle $65,000 of the leases for $16,000 resulting in the gain from extinguishment of debt of $49,000 in 2002 and $425,000 of the leases for $176,000, resulting in an extraordinary item of $249,000 in 2001.

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

17. POSSIBLE REMOVAL FROM QUOTATION OF COMMON STOCK ON NASDAQ AND RESULTING MARKET ILLIQUIDITY

         On February 14, 2002, the Company was informed by Nasdaq that it had failed to maintain a closing bid price of at least $1.00 per share as set forth in Nasdaq Market Place Rule 4450 (a) (5). The Company was granted several extensions by the Nasdaq Listing Qualification Panel in order to regain compliance with the minimum bid price requirement to remain listed with the last extension expiring on January 9, 2004.

                           THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         On January 7, 2004, the Company effected a one-for-four reverse stock split in order to regain compliance with the minimum bid price requirement.

         On January 23, 2004, the Company was informed by Nasdaq that the Company evidenced compliance with the minimum bid price requirement. Accordingly, Nasdaq determined to continue the listing of the Company's securities on The Nasdaq SmallCap Market.

18. SUBSEQUENT EVENT (UNAUDITED)

         In March 2004, the Company entered into an amended and restated agreement to include the following: an extension to June 2007, the removal of the guarantee of the Chief Executive Officer and less restrictive financial covenants with Keltic Financial Partners, LP.

                           THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


19.  QUARTERLY RESULTS (Unaudited)


         The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002.

                                                                                  Quarter Ended
                                                 -----------------------------------------------------------------------------------
(in thousands, except per share amounts)           March 31, 2003       June 30, 2003      September 30, 2003    December 31, 2003
                                                 -----------------------------------------------------------------------------------
Revenues                                                 $ 5,110             $ 5,278               $ 5,554              $ 5,704
Gross profit                                               1,337               1,326                 1,561                1,592
Income (loss) from operations                               (120)               (211)                  182                  106
Other income(expense):                                         -                   -                     -                    -
Gain from extinguishment of debt                               -                   -                     -                    -
Net income (loss)                                           (144)               (221)                  168                   73
Net income (loss) per share-basic
     and dilutive                                        $ (0.07)(2)         $ (0.11)(2)            $ 0.08 (2)           $ 0.03 (2)


                                                                                  Quarter Ended
                                                 -----------------------------------------------------------------------------------
                                                   March 31, 2002       June 30, 2002      September 30, 2002    December 31, 2002
                                                 -----------------------------------------------------------------------------------
Revenues                                                 $ 6,461             $ 5,643               $ 5,830              $ 6,075
Gross profit                                               1,827               1,736                 1,697                1,888
Income (loss) from operations                                 69                  94                  (467) (1)             173
Other income(expense):
Gain from extinguishment of debt                              49                   -                     -                    -

Net income (loss)                                            499                  39                  (498)                 164
Net income (loss) per share-basic
     and dilutive                                         $ 0.28 (2)          $ 0.02 (2)           $ (0.24)(2)           $ 0.08 (2)
------------------------------------------------------------------------------------------------------------------------------------

(1) During the third quarter of 2002, the Company wrote-off $150,000 consisting of $18,000 write-off of its investment in Always-On Software, Inc., and $132,000 write-down of its investment in Methoda Computers, Ltd.

(2) All share and per share amounts have been retroactively restated to reflect the one-for-four reverse stock split, which occurred on January 7, 2004.

                           THE A CONSULTING TEAM, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                       Col. A                   Col. B                    Col. C                  Col. D            Col. E
------------------------------------------- --------------- --------------------------------- ---------------   ----------------
                                                                         Additions
                                                            ---------------------------------
                                                                 (1)              (2)
                                                            -------------- ------------------

                                              Balance at     Charged to       Charged to
                                             Beginning of     Costs and     Other Accounts     Deductions -       Balances at
                     Description                Period        Expenses         Describe          Describe        End of Period
------------------------------------------- --------------- -------------- ------------------ ---------------   ----------------
Reserves and allowances deducted from
  asset accounts:
For the year ended December 31, 2003
   Allowance for doubtful accounts               $ 380,472      $  40,000        $ -          $  (115,182)(a)     $ 305,290
For the year ended December 31, 2002
   Allowance for doubtful accounts               $ 652,048      $  25,000        $ -          $  (296,576)(b)     $ 380,472
For the year ended December 31, 2001
   Allowance for doubtful accounts               $ 948,397      $ 942,507        $ -          $(1,238,856)(c)     $ 652,048

(a)      Uncollectible accounts written off during 2003.
(b)      Uncollectible accounts written off during 2002.
(c)      Uncollectible accounts written off during 2001.