Form 10-K/A
period 2003-12-31
A CONSULTING TEAM INC
filed 2004-04-26
CIK 1040792

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                (Amendment No. 1)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 21, 2004 was approximately $4,448,792 based on the average of the bid and asked prices of the registrant's Common Stock on The Nasdaq SmallCap Stock Market SM on such date.

As of April 21, 2004, there were 2,107,967 shares of the registrant's Common Stock, $.01 par value per share, outstanding.

..

                                EXPLANATORY NOTE

         This Amendment No. 1 to Annual Report on Form 10-K is filed with the Securities and Exchange Commission solely for the purpose of revising and restating the following items in their entirety (other than as expressly set forth to the contrary herein). Such revisions include the information required to be provided under Items 11 and 12 of Part III, which the Company planned to incorporate by reference to its definitive proxy statement for the 2004 Annual Meeting of Stockholders.

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

                                    PART III

Item 11.  Executive Compensation.

         The following table sets forth the compensation awarded or paid to, or earned by, the Company's Chairman, Chief Executive Officer and President during the years ended December 31, 2003, 2002 and 2001, and the Company's Chief Financial Officer and Secretary for the year ended December 31, 2003, 2002 and 2001. No other executive officer of the Company received a total salary and bonus of $100,000 or more for the year ended December 31, 2003. Accordingly, no information is reported for such persons. No options were granted in 2003, 2002 and 2001 to the Company's Chief Executive Officer. No options were granted to the Company's Chief Financial Officer in 2003. Options were granted to the Company's Chief Financial Officer in 2002 and 2001.

                          Summary of Compensation Table

                                                                                                                Long-Term
                                                                                                               Compensation
                                                                        Annual Compensation                       Awards
                                                       ----------------------------------------------------   ----------------
                                                                                                                Securities
                                              Fiscal                                      Other Annual          Underlying
Name and Principal Position                    Year        Salary          Bonus        Compensation (1)          Options
------------------------------------------------------------------------------------------------------------------------------
Shmuel BenTov
    Chairman, Chief Executive Officer          2003          $240,000        $     -               $ 7,601                   -
                                               2002          $240,000        $     -               $26,343                   -
                                               2001          $300,000        $     -               $ 4,601                   -
------------------------------------------------------------------------------------------------------------------------------
Richard D. Falcone                             2003          $180,000        $21,000               $     -                   -
    Chief Financial Officer                    2002          $186,000        $     -               $     -               7,500
                                             2001(2)         $182,000        $     -               $     -              17,500
------------------------------------------------------------------------------------------------------------------------------

(1) Includes payments with respect to life insurance, car allowance and health insurance.

(2) Mr. Richard D. Falcone, Chief Financial Officer of the Company as of December 31, 2001, was an advisor to the Company from January 1, 2001 to March 31, 2001. On April 1, 2001, Mr. Falcone became an employee of the Company. On July 1, 2001, Mr. Falcone became the Chief Financial Officer of the Company. This information includes his total compensation from January 1, 2001 through December 31, 2001.


   Aggregated Option Exercises In the Year Ended December 31, 2003 and
                         Fiscal Year-End Option Values


                                                                  Number of Securities
                                                                 Underlying Unexercised     Value of Unexercised In-
                                     Shares                         Options Held at          the-Money Options at
                                   Acquired on      Value          December 31, 2003           December 31, 2003
          Name                       Exercise     Realized      Exercisable/Unexercisable   Exercisable/Unexercisable
---------------------------------------------------------------------------------------------------------------------
Shmuel BenTov                            -               -           7,500/0                         $0/$0
---------------------------------------------------------------------------------------------------------------------
Richard D. Falcone                       -               -         22,500/2,500                  $81,900/$9,100
---------------------------------------------------------------------------------------------------------------------


Neither Mr. BenTov nor Mr. Falcone exercised any options in the year ended December 31, 2003.

                              Director Compensation

         All of the outside directors of the Company are compensated for their services provided as a director. Beginning January 1, 2002 until November 6, 2002, each outside director was paid $1,000 per quarter. Starting November 6, 2002, each outside director is paid $2,000 per quarter and in addition all reasonable expenses relating to the business of the Company are paid by the Company. Pursuant to the Company's stock option plan, each non-director is automatically granted stock options to purchase 250 shares of Common Stock on the date of initial appointment or election as a non-employee director and stock options to purchase an additional 250 shares of Common Stock on each date of re-election, in each case at fair market value on the date of grant. If the Plan Restatement is approved, the Board of Directors in its discretion may grant stock options to purchase up to 5,000 shares of Common Stock per calendar year to each non-employee director at fair market value on the date of grant.

                              Employment Agreements

         On August 7, 1997, the Company and Shmuel BenTov entered into a two-year employment agreement providing for his employment as the Company's Chairman of the Board, President and Chief Executive Officer with an annual base salary of $250,000. Mr. BenTov and the Company agreed during the two-year term of his employment agreement not to (i) increase Mr. BenTov's compensation (including base salary and bonus) or (ii) otherwise amend the terms of Mr. BenTov's employment agreement. The employment agreement provides that in the event of termination: (i) without cause, Mr. BenTov will receive a lump sum severance allowance in an amount equal to 2.00 times his then annual base salary; (ii) as a result of the disability or incapacity of Mr. BenTov, Mr. BenTov will be entitled to receive his then annual base salary during the two years following the termination notice; and (iii) as a result of the death of Mr. BenTov, Mr. BenTov's estate will be entitled to receive a lump sum payment equal to his then annual base salary. The agreement includes a two-year non-compete covenant commencing on the termination of employment. In August 1999, a new employment agreement was entered into by the Company and Mr. BenTov. This agreement expired on December 31, 2001. The agreement has essentially identical items to the prior employment agreement, with the exception of an increase in Mr. BenTov's annual salary to $300,000. In January, 2002, a new employment agreement was entered into by the Company and Mr. BenTov. This agreement expires on December 31, 2004. The agreement has essentially identical items to the prior employment agreements.

         Effective September 11, 2001, the Company and Richard D. Falcone entered into an employment agreement providing for his employment as the Company's Chief Financial Officer at an initial base salary of $200,000. The employment agreement provides that in the event of termination without cause, Mr. Falcone will receive a severance allowance in an amount equal to three months of his then annual base salary. The agreement also provides that in the event of termination due to a change of control, Mr. Falcone will receive a severance allowance in an amount equal to six months of his then annual base salary. The agreement includes a one-year non-compete covenant commencing on the termination of employment. Pursuant to the employment agreement, Mr. Falcone received the option to purchase an aggregate of 36,000 shares of Common Stock at $.33 per share. The options expire in ten years from the date of grant. Mr. Falcone's employment agreement provides for annual automatic renewal unless cancelled within 60 days prior to the end of the renewal term.

           Compensation Committee Interlocks and Insider Participating

         Shmuel BenTov, Chairman of the Board and Chief Executive Officer of TACT, served as a member of the Compensation Committee during 2002. No other interlocks or insider participation required to be disclosed under this caption occurred during 2002. Mr. BenTov resigned from the Compensation Committee in November 2002.

         Report of the Compensation Committee of the Board of Directors

         The Compensation Committee of the Board of Directors has responsibility for establishing and monitoring compensation programs of the Company's executive officers, which include the Company's Chief Executive Officer and Chief Financial Officer. The Compensation Committee is composed of Reuven Battat and Steven S. Mukamal. Robert E. Duncan served on the committee from May 2002 until April 22, 2003, when he resigned from the Board of Directors. Shmuel BenTov served on the Committee through August 2002 and William Miller served on the Compensation Committee from August 2002 through February 2003 when he resigned from the Compensation Committee. Compensation arrangements for the Company's executive officers are usually negotiated on an individual basis between the Chief Executive Officer and each executive. Compensation arrangements for the Company's Chief Executive Officer are negotiated between the other members of the Board of Directors and Mr. BenTov. Although these arrangements are, by and large, subjective, objective measurements such as industry comparisons, compensation history and other significant factors were also taken into account. From the Company's point of view, these compensation arrangements are invariably designed to attract talented executives to a challenging and demanding environment and to retain such executives for the long-term benefit of the Company. In furtherance of such goals and to provide incentives to enhance stockholder value, the Company's compensation arrangements with its executive officers often provide for equity participation in the Company. The Company believes the interests of its shareholders are well served if part of the compensation of the Company's executives is tied to the performance of the Company.

         The compensation packages of the Chief Executive Officer and Chief Financial Officer are set forth in employment agreements with the Company. See "Employment Agreements." The Company's executive officers are entitled to participate in a bonus program that is administered by the non-employee directors of the Compensation Committee.

         In determining bonus compensation, the Compensation Committee seeks to create a direct link between the bonus payable to each executive officer and the financial performance of the Company as a whole. The factors which may be considered in determining the amount of individual bonus awards include earnings per share targets and individual performance compared to predetermined strategic, financial and operational objectives. For the year ended December 31, 2003, there was a $21,000 cash bonus paid to the Chief Financial Officer and there was no cash bonus paid to the Chief Executive Officer. For the year ending December 31, 2004, the Chief Executive Officer may be entitled to receive a cash bonus not to exceed one percent of the Company's total revenues for the year subject to approval by the non-employee directors of the Compensation Committee and further subject to the Company meeting certain financial performance criteria.

                                               The Compensation Committee:
                                               Steven S. Mukamal, Chairman
                                               Reuven Battat

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                      Equity Compensation Plan Information

The information presented in the table below is as of December 31, 2003.

------------------------------------------------------------------------------------------------------------
                                                                                   Number of securities
                               Number of securities                              remaining available for
                                   to be issued           Weighted-average        future issuance under
                                 upon exercise of        exercise price of      equity compensation plans
Plan                           outstanding options,     outstanding options,      (excluding securities
Category                        warrants and rights     warrants and rights     reflected in column (a) )
--------                        -------------------     -------------------     -------------------------
                                       ( a )                   ( b )                      ( c )
------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security
holders                               158,521                  $3.27                     141,479
------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders                                  0                     $0.00                        0
------------------------------------------------------------------------------------------------------------
Total                                 158,521                  $3.27                     141,479
------------------------------------------------------------------------------------------------------------

         Security Ownership of Certain Beneficial Owners and Management


         The following table sets forth, as of March 31, 2004, certain information regarding the beneficial ownership of our Common Stock, Series A Preferred Stock and Series B Preferred Stock by (i) each of the Company's directors, (ii) each of the executive officers named in the Summary Compensation Table, (iii) all directors and officers of the Company as a group and (iv) each person known by the Company to own beneficially more than 5% of the Common Stock. As of March 31, 2004, 2,107,967 shares of Common Stock, 530,304 shares of Series A Preferred Stock and 41,311 shares of Series B Preferred Stock were outstanding. Unless otherwise indicated in the table below, each person or entity named below has an address in care of the Company's principal office. All share amounts are rounded to the nearest whole share.

---------------------------------------------------------------------------------------------------------------
                                                                             Amount and Nature
                                                                              of Beneficially     Percentage
    Title of Class                      Name of Shareholder                     Ownership (1)      of Class
---------------------------------------------------------------------------------------------------------------
Common                  Mr. Shmuel BenTov, Chairman, Chief Executive          1,032,198(2)          45.9%
                        Officer and President
---------------------------------------------------------------------------------------------------------------
Common                  Mr. Sanjeev Welling                                     137,104(3)           6.5%
---------------------------------------------------------------------------------------------------------------
Common                  Mr. Piotr Zielczynski                                   136,770(4)           6.5%
---------------------------------------------------------------------------------------------------------------
Common                  Mr. William P. Miller, Director                          24,476(5)           1.2%
---------------------------------------------------------------------------------------------------------------
Common                  Mr. Richard D. Falcone, Chief Financial Officer          23,000(6)           1.1%
---------------------------------------------------------------------------------------------------------------
Common                  Mr. Steven S. Mukamal, Director                           7,750(7)             *
---------------------------------------------------------------------------------------------------------------
Common                  Mr. Robert Duncan, Director                               4,525(8)             *
---------------------------------------------------------------------------------------------------------------
Common                  Mr. Reuven Battat, Director                               1,500(9)             *
---------------------------------------------------------------------------------------------------------------
Common                  All current directors and executive officers as a     1,093,449(10)         48.1%
                        group (6 persons)
---------------------------------------------------------------------------------------------------------------
Series A Preferred      Mr. Shmuel BenTov, Chairman, Chief Executive            530,304              100%
Stock                   Officer and President
---------------------------------------------------------------------------------------------------------------
Series A Preferred      All directors and executive officers as a group (1      530,304              100%
Stock                   person
---------------------------------------------------------------------------------------------------------------
Series B Preferred      Mr. Yosi Vardi (11)                                      41,311              100%
Stock
---------------------------------------------------------------------------------------------------------------

(1) As used in the tables above, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is deemed to have "beneficial ownership" of any security that such person has a right to acquire within 60 days of March 31, 2004. Any security that any person named above has the right to acquire within 60 days is deemed to be outstanding for purposes of calculating the ownership of such person but is not deemed to be outstanding for purposes of calculating the ownership percentage of any other person. Unless otherwise noted, each person listed has the sole power to vote, or direct the voting of, and power to dispose, or direct the disposition of, all such shares.

(2) Includes: (i) an aggregate of 27,454 shares of common stock owned by Mr. BenTov's two minor children, for whom he acts as custodian; (ii) 3,750 shares of common stock owned by Mr. BenTov's spouse; (iii) 7,500 shares of common stock issuable upon exercise of currently exercisable options and
      (iv) 132,576 shares of common stock currently issuable upon conversion of 530,304 shares of Series A Preferred Stock.

(3) Includes 2,917 shares of common stock issuable upon exercise of currently exercisable options. Based upon a Schedule 13G filed with the SEC on August 21, 2002. Mr. Welling's address is 31 Winding Brook Way, Edison, New Jersey 08820.

(4) Includes 2,583 shares of common stock issuable upon exercise of currently exercisable options. Based upon a Schedule 13G filed with the SEC on August 21, 2002. Mr. Zielczynski's address is 33 Glen Rock Road, Cedar Grove, New Jersey 07009.

(5) Includes (i) 20,201 shares owned by a corporation of which Mr. Miller serves as an officer and a director, over which Mr. Miller may be deemed to have voting and/or investment power and of which Mr. Miller disclaims beneficial ownership and (ii) 250 shares of common stock issuable upon exercise of currently exercisable options.

(6) Includes 22,500 shares of common stock issuable upon exercise of currently exercisable options.

(7) Consists of 1,500 shares of common stock issuable upon exercise of currently exercisable options and 6,250 shares of common stock over which Mr. Mukamal exercises investment power.

(8) Includes 500 shares of common stock issuable upon exercise of currently exercisable options. Mr. Duncan resigned from the Board of Directors effective April 22, 2004.

(9) Consists of 1,500 shares of common stock issuable upon exercise of currently exercisable options.

(10) Includes 33,762 shares of common stock issuable upon exercise of currently exercisable options and 132,576 shares of common stock issuable upon conversion of 530,304 shares of Series A Preferred Stock.

(11)  Mr. Vardi's address is 12 Shamir Street, Tel Aviv 69693, Israel.

      *Indicates less than 1%.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Exhibit
Number         Description of Exhibits
------         -----------------------

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

                                                THE A CONSULTING TEAM, INC.


                                                By: /s/ Shmuel BenTov
                                                    ---------------------
                                                    Shmuel BenTov,
                                                    Chief Executive Officer
                                                    Date: April 21, 2004

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


              Signature                                          Title                                    Date
---------------------------------------    --------------------------------------------------    ------------------------


       /s/ Shmuel BenTov                   Chief Executive Officer and Director                      April 21, 2004
---------------------------------          (Principal Executive Officer)
         Shmuel BenTov

    /s/ Richard D. Falcone                 Chief Financial Officer                                   April 21, 2004
---------------------------------          (Principal Financial and Accounting Officer)
      Richard D. Falcone

       /s/ Reuven Battat                   Director                                                  April 21, 2004
---------------------------------
         Reuven Battat

      /s/ Steven Mukamal                   Director                                                  April 21, 2004
---------------------------------
        Steven Mukamal

      /s/ William Miller                   Director                                                  April 21, 2004
---------------------------------
        William Miller