Form 10-Q
period 2004-03-31
A CONSULTING TEAM INC
filed 2004-05-13
CIK 1040792

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the three month period ended: March 31, 2004

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

As of May 12, 2004, there were 2,107,967 shares of Common Stock, with $.01 par value per share, outstanding.

                           THE A CONSULTING TEAM, INC.

                                      INDEX


Part I. Financial Information.....................................................................................3

   ITEM 1. FINANCIAL STATEMENTS...................................................................................3
         Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003.........................3
         Condensed Consolidated Statement of Operations for the three months ended March 31, 2004 and 2003........4
         Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2004 and 2003........5
         Notes to Condensed Consolidated Financial Statements.....................................................6
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................10
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................18
   ITEM 4.  CONTROLS AND PROCEDURES..............................................................................18

Part II. Other Information.......................................................................................19

   ITEM 1.  LEGAL PROCEEDINGS....................................................................................19
   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................................................19
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................................................19
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................19
   ITEM 5.  OTHER INFORMATION....................................................................................19
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................................................19

SIGNATURES.......................................................................................................22

Part I. Financial Information

Item 1. Financial Statements


                           THE A CONSULTING TEAM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                           March 31,           December 31,
                                                                                              2004                 2003
                                                                                        -----------------   -----------------
                                                                                          (unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                                           $  1,500,836         $  1,409,623
     Accounts receivable- less allowance for doubtful accounts of
     $279,058 at March 31, 2004, and $305,290 at December 31, 2003                          3,792,682            3,423,271
     Unbilled receivables                                                                     159,252              133,605
     Notes receivable                                                                         102,210                   --
     Prepaid expenses and other current assets                                                130,175               56,004
                                                                                         ------------         ------------
          Total current assets                                                              5,685,155            5,022,503
     Investments, net                                                                          87,059              368,059
     Property and equipment, net                                                              586,424              680,295
     Goodwill                                                                               1,140,964            1,140,964
     Intangibles, net                                                                          86,667              104,000
     Deposits                                                                                 104,425               57,874
                                                                                         ------------         ------------
          Total assets                                                                   $  7,690,693         $  7,373,694
                                                                                         ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable and accrued expenses                                               $  1,565,488         $  1,442,730
     Capital lease obligation                                                                 290,517              290,517
     Deferred income taxes                                                                     39,375               45,000
     Current portion of long-term debt                                                        359,553              171,063
                                                                                         ------------         ------------
          Total current liabilities                                                         2,254,933            1,949,309
     Other long-term liabilities                                                               29,194              231,067


Shareholders' equity:
     Preferred stock, $.01 par value; 2,000,000 shares authorized; 571,615 shares issued and outstanding as of March 31, 2004,
     and December 31, 2003                                                                      5,716                5,716
     Common stock, $.01 par value; 30,000,000 shares authorized;
     2,107,967 issued and outstanding as of March 31, 2004, and
     December 31, 2003                                                                         21,080               21,080
     Paid-in capital                                                                       34,161,627           34,161,627
     Accumulated deficit                                                                  (28,781,858)         (28,995,106)
                                                                                         ------------         ------------
     Total shareholders' equity                                                             5,406,566            5,193,318
                                                                                         ------------         ------------
Total liabilities and shareholders' equity                                               $  7,690,693         $  7,373,694
                                                                                         ============         ============


          See accompanying notes to consolidated financial statements.

                           THE A CONSULTING TEAM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three Months Ended
                                                           March 31,
                                             --------------------------------------
                                                   2004                 2003
                                             ------------------  ------------------
                                                (unaudited)         (unaudited)

Revenues                                        $ 5,801,072          $ 5,109,774
Cost of revenues                                  4,119,429            3,772,737
                                                -----------          -----------
Gross profit                                      1,681,643            1,337,037
Operating expenses:
Selling, general & administrative                 1,231,803            1,261,904
Provision for doubtful accounts                      55,000                   --
Depreciation & amortization                         120,274              194,727
                                                -----------          -----------
                                                  1,407,076            1,456,631
                                                -----------          -----------
Income (loss) from operations                       274,566             (119,594)
Other income(expense):
Interest (expense) net                               (3,736)             (10,613)
                                                -----------          -----------
                                                     (3,736)             (10,613)
                                                -----------          -----------
Income (loss) before income taxes                   270,830             (130,207)
Provision for income taxes                           50,906               13,457
                                                -----------          -----------
Net income (loss)                               $   219,924          $  (143,664)
                                                ===========          ===========

Net earnings per share of common
     stock - Basic and Diluted                  $      0.10          $     (0.07)
                                                ===========          ===========


      See accompanying notes to condensed consolidated financial statements

                           THE A CONSULTING TEAM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Three Months Ended March 31
                                                                               2004                2003
                                                                        --------------------  ----------------
                                                                            (unaudited)         (unaudited)

Cash flows from operating activities:
Net income(loss)                                                              $   219,924         $  (143,664)
Adjustments to reconcile net income(loss) to  net cash provided by
(used in) operating activities, net of acquired assets:
  Depreciation and amortization                                                   120,274             194,727
  Deferred income taxes                                                            (5,625)                 --
  Provision for doubtful accounts                                                  55,000                  --
  Changes in operating assets and liabilities:
    Accounts receivable                                                          (424,411)           (322,688)
    Unbilled receivables                                                          (25,647)                 --
    Prepaid expenses and other current assets                                     (74,171)            (49,163)
    Accounts payable and accrued expenses                                         129,581            (320,646)
                                                                              -----------         -----------
Net cash used in operating activities                                              (5,076)           (641,434)

Cash flows from investing activities:
Purchase of property and equipment                                                 (9,070)             (8,590)
Investments and advances                                                          178,790                  --
Deposits                                                                          (46,550)             (4,018)
                                                                              -----------         -----------
Net cash provided by (used in) investing activities                               123,170             (12,608)

Cash flows from financing activities:
Loan payable - bank                                                                    --             956,320
Dividend paid to Preferred Shareholders                                           (13,498)             (9,861)
Repayment of long-term debt                                                       (13,383)            (12,657)
                                                                              -----------         -----------
Net cash (used in) provided by financing activities                               (26,881)            933,802
                                                                              -----------         -----------

Net increase in cash and cash equivalents                                          91,213             279,760
Cash and cash equivalents at beginning of period                                1,409,623           1,774,828
                                                                              -----------         -----------
Cash and cash equivalents at end of period                                    $ 1,500,836         $ 2,054,587
                                                                              ===========         ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                      $     5,592         $    12,977
                                                                              ===========         ===========

Cash paid during the period for income tax                                    $    41,531         $    17,966
                                                                              ===========         ===========


      See accompanying notes to condensed consolidated financial statements

                           THE A CONSULTING TEAM, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1)   GENERAL:

         These financial statements should be read in conjunction with The A Consulting Team, Inc. (the "Company") Form 10-K for the year ended December 31, 2003 filed with the SEC, and the accompanying financial statements and related notes thereto. The accounting policies used in preparing these financial statements are the same as those described in the Company's Form 10-K for the year ended December 31, 2003.

2)   INTERIM FINANCIAL STATEMENTS:

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 2004 and the consolidated results of operations for the three months ended March 31, 2004 and 2003, and cash flows for the three months ended March 31, 2004 and 2003.

         The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America, for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Form 10-K filed by the Company for the year ended December 31, 2003.

         The consolidated results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

3)   STOCK BASED COMPENSATION:

         At March 31, 2004, the Company has a stock based compensation plan, which is described as follows:

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

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

                                               Three Months       Three Months
                                              Ended March 31,    Ended March 31,
                                                   2004               2003
                                              ---------------    ---------------
Net income (loss)                               $ 220,000          $ (144,000)
Preferred dividend                                 (7,000)             (7,000)
                                                ----------         -----------
Net income (loss) available to
    common stockholders                           213,000            (151,000)
Deduct:
Total stock based compensation
    expense determined under fair
    value based method for all awards              (8,000)            (24,000)

                                                ----------         -----------
    Pro forma net income (loss)                 $ 205,000          $ (175,000)
                                                ==========         ===========

Earnings per share:
    Basic and Diluted - as reported                $ 0.10             $ (0.07)
                                                ==========         ===========

    Basic - as pro forma                           $ 0.10             $ (0.08)
                                                ==========         ===========

    Diluted - as pro forma                         $ 0.09             $ (0.08)
                                                ==========         ===========

4)   NET INCOME (LOSS) PER SHARE:

         The following table set forth the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2004 and 2003.


                                                                   Three Months Ended
                                                                        March 31,
                                                            ------------------------------------
                                                               2004                      2003
                                                            -----------              -----------
Numerator for basic net income(loss) per share
     Net income (loss)                                      $   219,924              $  (143,664)
     Preferred dividend                                           6,676                    6,602
                                                            -----------              -----------
     Net income (loss) available to
       common stockholders                                  $   213,248              $  (150,266)
                                                            ===========              ===========

Numerator for diluted net income(loss) per share
     Net income (loss) available to common
     stockholders & assumed conversion                      $   219,924              $  (150,266)
                                                            ===========              ===========

Denominator:
     Denominator for basic income (loss) per share -
     weighted-average shares                                  2,107,967                2,096,717
                                                            ===========              ===========

     Effect of dilutive securities:
     Preferred shares                                           142,903                       --
     Employee stock options                                      47,301                       --
                                                            -----------              -----------
     Denominator for diluted earnings (loss) per
        share - adjusted weighted-average shares              2,298,171                2,096,717
                                                            ===========              ===========

Basic and Diluted  earnings income (loss) per share:
     Net income (loss)                                      $      0.10              $     (0.07)
                                                            ===========              ===========


         During the three months ended March 31, 2004, there were 127,434 options that were excluded from the computation of diluted earnings per share. During the three months ended March 31, 2003, all preferred shares, options and warrants outstanding were not included in the computation of net loss per share because the effect would be antidilutive.


5)    ACCOUNTING PRONOUNCEMENTS:

         In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which addresses consolidation by business enterprises of variable interest entities (VIEs). The accounting provisions and disclosure requirements of FIN 46 are effective immediately for VIEs created after January 31, 2003, and are effective for reporting periods ending after December 15, 2003, for VIEs created prior to February 1, 2003. In December 2003, FASB published a revision to FIN 46 (FIN
46R) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, public companies that have interests in VIE's that are commonly referred to as special purpose entities are required to apply the provisions of FIN 46R for periods ending after December 15, 2003. A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period after March 14, 2004. The impact of FIN 46R, did not have a material effect on the Company's financial statements.

6)   CONCENTRATION OF CREDIT RISK:

         The revenues of two customers represented approximately 23% and 14% of the revenues for the three months ended March 31, 2004. The revenues of one customer represented 31% of revenues for the same period in 2003.

7)   IMPAIRMENT OF ASSETS AND RESTRUCTURING CHARGES:

         The Company began to restructure its operations in 2000 and has continued to restructure its operations into 2003. During the three months ended March 31, 2003, the Company recorded no additions to its restructuring liability and recorded payments of approximately $11,000 consisting of $9,000 related to the reduction of leased office space and $2,000 in leased equipment. The Company has no restructuring charge liability as of March 31, 2004 and 2003.

8)   CREDIT FACILITY:

         The Company has a line of credit of $4.0 million with Keltic Financial Partners, LP, ("Keltic") based on the Company's eligible accounts receivable balances. The line of credit has certain financial covenants, which the Company must meet on a quarterly basis. On March 23, 2004, the agreement was restated and amended and extended to June 27, 2007. Included in the restated and amended agreement is the removal of the guaranty of the Company's Chairman, Chief Executive Officer and President and less restrictive financial covenants. There were no outstanding balances at March 31, 2004 and December 31, 2003. The line of credit bears interest at a variable rate based on prime plus 2% and the rate was 4% at March 31, 2004.

         The Company is prohibited from paying dividends on its common stock due to restrictions under the restated and amended Loan and Security Agreement between the Company and Keltic Financial Partners, L.P., dated March 23, 2004. Dividends on the Series A and Series B Preferred Stock are permitted, provided an event of default does not exist.

9)   CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         The Company has the following commitments as of March 31, 2004, which are comprised of long term obligations of an automobile loan, shareholder loan, note payable for acquisition and employment contracts. In addition, there is a capital lease obligation and operating lease obligation as well. The automobile loan is payable in monthly installments of $1,262 including interest at 6%. As of March 31, 2004, the loan matures as follows: 2004 - $9,887; 2005 - $13,885 and 2006 - $13,478. The shareholder loan is payable in monthly installments of $5,000 including interest at 3.9%. As of March 31, 2004, the loan matures as follows: 2004 - $43;700 and 2005 - $20,077. The note payable for acquisition is payable as follows: 2005 - $200,000. The employment contracts are payable as follows: 2004 - $468,450 and 2005 - $132,000. One of the Company's subsidiaries, T3 Media, which ceased operations in 2001, had entered into a series of capital lease obligations, which the Company had guaranteed. The Company continues the process of negotiating buy-outs on these leases. The Company has two operating leases for its corporate headquarters located in NY and its branch office in NJ. The annual amounts due for both locations are as follows: 2004 - $230,923, 2005
- $308,663, 2006 - $308,663 and 2007 - $191,100.

         The Company's commitments at March 31, 2004, are comprised of the following:

-----------------------------------------------------------------------------------------------------------------------
    Contractual Obligations                                    Payments Due by Period
                                 --------------------------------------------------------------------------------------
                                        Total              Less Than 1           1 - 3          3 - 5        More Than
                                                              Year               Years          Years         5 Years
-----------------------------------------------------------------------------------------------------------------------
Long Term Obligations
Automobile Loan                            37,250          $    9,887          $   27,363        $  --        $  --
Shareholder Loan                           63,777              43,700              20,077           --           --
Acquisition Note                          200,000                  --             200,000           --           --
Employment Contracts                      600,450             468,450             132,000           --           --
                                                                                                                 --
                                                                                                                 --
Capital Lease Obligations
Capital Lease - Short Term                290,517             290,517                  --           --           --
                                                                                                                 --
                                                                                                                 --
Opertating Leases
Rent                                    1,039,349             230,923             808,426           --           --
                                                                                                                 --
                                                                                                                 --
Total                                  $2,231,343          $1,043,477          $1,187,866        $  --        $  --
-----------------------------------------------------------------------------------------------------------------------

         As of March 31, 2004, the Company does not have any "Off Balance Sheet Arrangements".

10) POSSIBLE REMOVAL FROM QUOTATION OF COMMON STOCK ON NASDAQ AND RESULTING MARKET ILLIQUIDITY

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

         Over 90% of the Company's consulting services revenues were generated from the hourly billing of its consultants' services to its clients under time and materials engagements, with the remainder generated under fixed-price engagements for 2003. During 2004, the Company expects that revenue from fixed fee contracts will increase, however, will be less than 25% of revenues.

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

         The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company's operating performance is primarily based upon billing margins (billable hourly rate less the consultant's hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). During 2000 and the first half of 2001, the Company's margins were adversely affected by a decrease in billing rates and a reduction in consultant utilization rate; however, gross margins began to improve in the second half of 2001, primarily due to improved utilization rates and decreases in consultant costs. Large portions of the Company's engagements are on a time and materials basis. While most of the Company's engagements allow for periodic price adjustments to address, among other things, increases in consultant costs, during 2001, 2002, 2003 and 2004 to date, clients have been adverse to accepting cost increases. TACT also actively manages its personnel utilization rates by constantly monitoring project requirements and timetables. Through the Company's cost containment and work force rationalization efforts TACT's utilization rates began to improve in the second half of 2001, continued in 2002 and remained stable in 2003 and 2004 to date and this trend is expected to continue throughout the remainder of 2004. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in TACT's training programs in order to expand their technical skill sets. TACT carefully monitors consultants that are not utilized and has established guidelines for the amount of non-billing time that it allows before a consultant is terminated.

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

Results of Operations

         The following table sets forth the percentage of revenues of certain items included in the Company's Statements of Operations:

                                          Three Months Ended
                                              March 31,
                                 ------------------------------------
                                        2004                2003
                                 -----------------   -----------------

Revenues                                   100.0%              100.0%
Cost of revenues                            71.0%               73.8%
                                 -----------------   -----------------
Gross profit                                29.0%               26.2%
Operating expenses                          24.3%               28.5%
                                 -----------------   -----------------
Income/Loss from operations                  4.7%               ( 2.3)%
                                 -----------------   -----------------
Net income (loss)                            3.8%               ( 2.8)%
                                 =================   =================

Comparison of The Three Months Ended March 31, 2004 to The Three Months Ended March 31, 2003

         Revenues. Revenues of the Company increased by $691,000, or 13.5%, from $5.1 million for the three months ended March 31, 2003 to $5.8 million for the three months ended March 31, 2004. The increase was primarily attributable to an upturn in the economy, which fostered increased spending in the IT industry.

         Software licensing revenues decreased by $97,000, or 25.6%, from $379,000 in the first quarter of 2003 to $282,000 in the first quarter of 2004. Software sales are expected to be ancillary to the Company's total revenues in future periods.

         Gross Profit. The gross profit for the three months ended March 31, 2004 increased by $345,000, or 25.8%, from $1.3 million in the first quarter of 2003 to $1.7 million in the first quarter of 2004. As a percentage of total revenues, gross margin for the quarter increased from 26.2% in 2003 to 29.0% in 2004. The increase in gross margin percentage was primarily due to an improved utilization rate and improved margins on fixed price contracts.

         Operating Expenses. Operating expenses are comprised of Selling, General and Administrative ("SG&A") expenses, provision for doubtful accounts, depreciation and amortization and impairment of assets and restructuring charges. Operating expenses decreased by $50,000, or 3.4%, from $1.5 million in the first quarter of 2003 to $1.4 million in the first quarter of 2004. The SG&A expenses were virtually flat with the prior year's first quarter at $1.2 million, which is the result of the Company's cost containment efforts. Depreciation and amortization expenses decreased $75,000 or 38.5% from $195,000 to $120,000 in 2003 and 2004.

         Taxes. Taxes increased $38,000 from $13,000 from the first quarter in 2003 to $51,000 in the first quarter of 2004. The increase is primarily in state and local taxes and reflects the fact that the Company was profitable in the first quarter of this year compared to a loss in the first quarter of last year.

         Net Income (Loss). As a result of the above, the Company had a net income of $220,000 or $.10 per share in the first quarter of 2004 compared to net a loss of ($144,000) or ($0.07) split adjusted per basic and diluted share in the first quarter 2003.


Liquidity and Capital Resources

         The Company has a line of credit of $4.0 million with Keltic Financial Partners, LP, ("Keltic") based on the Company's eligible accounts receivable balances. The line of credit has certain financial covenants, which the Company must meet on a quarterly basis. On March 23, 2004, the agreement was restated and amended and extended to June 27, 2007. Included in the restated and amended agreement is the removal of the guaranty of the Company's Chairman, Chief Executive Officer and President and less restrictive financial covenants. There were no outstanding balances at March 31, 2004 and December 31, 2003. The line of credit bears interest at a variable rate based on prime plus 2% and the rate was 4% at March 31, 2004.

         The Company is prohibited from paying dividends on its common stock due to restrictions under the restated and amended Loan and Security Agreement between the Company and Keltic Financial Partners, L.P., dated March 23, 2004. Dividends on the Series A and Series B Preferred Stock are permitted, provided an event of default does not exist.

         T3 Media had entered into a series of capital lease obligations, which the Company had guaranteed to finance its expansion plans, covering leasehold improvements, furniture and computer-related equipment. The amount outstanding under such leases was approximately $291,000 at March 31, 2004. The Company continues the process of negotiating buy-outs on these leases.

         The Company's cash balances were approximately $1.5 million at March 31, 2004 and $1.4 million at December 31, 2003. Net cash used in operating activities for the three months ended March 31, 2004 was approximately ($5,000) compared to ($641,000) for the three months ended March 31, 2003.

         The Company's accounts receivable, less allowance for doubtful accounts, at March 31, 2004 and December 31, 2003 were $3.8 million and $3.4 million, respectively, representing 54 and 54 days of sales outstanding, respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due because improved collection techniques and daily monitoring of receivables and cash balances have been implemented. Collection of receivables is one of the Company's highest priorities and improved collections was one of the primary reasons for the improvement in cash provided by operations.

         The revenues of two customers represented approximately 23% and 14% of the revenues for the three months ended March 31, 2004. The revenues of one customer represented 31% of revenues for the same period in 2003.

         The Company has no restructuring charge liability as of March 31, 2004 and December 31, 2003.

         Net cash (used in)/provided by investing activities was approximately $123,000 and ($13,000) for the three months ended March 31, 2004 and 2003. In each of these periods additions to property and equipment was ($9,000).

         Net cash (used in)/provided by financing activities was approximately ($27,000) and $934,000 at March 31, 2004 and 2003.

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

Off Balance Sheet Arrangements

         As of March 31, 2004, the Company does not have any "Off Balance Sheet Arrangements".

Contractual Obligations and Commitments

         During the three months ended March 31, 2004, there were no material changes outside the ordinary course of the Company's business to the Company's contractual obligations and commitments, which were discussed in the table appearing in the Liquidity and Capital Resources section, under the Contractual Obligations header in Item 7 of the Company's Form 10-K for the year ended December 31, 2003.

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

Operating Losses

         The Company did not incur an operating loss in the three months ended March 31, 2004, however, we did incur operating losses in the three months ended March 31, 2003 as well as the last two years. In the three months ended March 31, 2004, the Company had operating income of $275,000 and a net income of $220,000. In the year ended December 31, 2003, the Company had an operating loss of $42,000 and a net loss of $123,000. There is no guarantee that the Company can achieve profitability on a quarterly or annual basis in the future. If revenues grow slower than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly the Company will continue to experience losses and the results of operations and financial condition will be materially and adversely affected.

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

Dependence on Limited Number of Clients

         The Company derives a significant portion of its revenues from a relatively limited number of clients primarily located in the New York/New Jersey metropolitan area of the United States. Adverse economic conditions affecting this region could have an adverse effect on the financial condition of its clients located there, which in turn could adversely impact its business and future growth. Revenues from its ten most significant clients accounted for a majority of its revenues for the three months ended March 31, 2004 as well as for each of the two years ended December 31, 2003. In each of these periods, the Company had at least one customer with revenues exceeding 10% of the Company's revenues. For the three months ended March 31, 2004, the Company had revenues from two customers, which represented 23% and 14% of revenues. For the year ended December 31, 2003, the Company had revenues from one customer, which represented 28% of revenues. Besides these customers, no other customer represented greater than 10% of the Company's revenues. In any given year, its ten most significant customers may vary based upon specific projects for those clients during that year. There can be no assurance that its significant clients will continue to engage it for additional projects or do so at the same revenue levels. Clients engage the Company on an assignment-by-assignment basis, and a client can generally terminate an assignment at any time without penalties. The loss of any significant customer could have a material adverse effect on its business, results of operations and financial condition. A failure of the Company to develop relationships with new customers could have a material adverse effect on its business, results of operations and financial condition.

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

e-Business Initiatives

         The Company faces difficulties typically encountered by development stage companies in rapidly evolving markets because of its e-commerce initiative. The Company provides web enablement services and solutions and other related e-business services. Revenues from its e-business services constituted 46% of revenues for the three months ended March 31, 2004. Revenues from its e-business services constituted 38% of revenues for the year ended December 31, 2003. The Company cannot assure you that any products or services developed by it, or its strategic partners will achieve market acceptance. The risks involved in these service offering include the Company's and its strategic partners' abilities to:

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

Billing Margins

         The Company's ability to maintain billing margins is uncertain. It derives revenues primarily from the hourly billing of consultants' services and, to a lesser extent, from fixed-price projects. Its most significant cost is project personnel cost, which consists of consultant salaries and benefits. Thus, its financial performance is primarily based upon billing margin (billable hourly rate less the consultant's hourly cost) and personnel utilization rates (number of days worked by a consultant during a two-week billing cycle divided by the number of billing days in that cycle). The gross margin decreased in 2003 due to a lower consultant utilization rate (79% in 2003 compared to 81% in 2002), lower gross margin on IOT revenues and a lower gross margin on a fixed price contract due to higher front loaded costs (the Company expects that over the next year this contract will have a normal gross margin). In the first quarter of 2004, the Company's gross margin increased due to higher utilization rates and improved margins on fixed fee contracts There can be no assurance, however, that its revenues will continue to be billed primarily on a time and materials basis or that the Company's cost containment and workforce rationalization effects will continue to provide positive results. In addition, during the past two years the Company's clients have been adverse to increases in any costs of the Company's services.

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

Going Concern

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2004, the Company reported net income of $220,000. For the year ended December 31, 2003, the Company reported a net loss of $123,000. Additionally, the Company has an accumulated deficit of $29 million at December 31, 2003. The Company believes that its continuing focus on cost reductions, together with a number of other operational changes, has resulted in an improved financial condition. There can be no assurance that the Company will be profitable in future quarters.


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

         (b) Changes in internal controls. There were no significant changes in the Company's internal control over financial reporting that occurred during our first fiscal quarter of 2004 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

None material.

Item 2.  Changes in Securities and Use of Proceeds

         The Company is prohibited from paying dividends on its common stock due to restrictions under the restated and amended Loan and Security Agreement between the Company and Keltic Financial Partners, L.P., dated March 23, 2004. Dividends on the Series A and Series B Preferred Stock are permitted, provided an event of default does not exist.

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

    10.2 Amended and restated Loan and Security Agreement between the Registrant and Keltic Financial Partners, LP, dated March 23, 2004, incorporated by reference to the Form 10-K for the fiscal year ended December 31, 2003, as previously filed with the SEC March 29, 2004.

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

(b)   Reports on Form 8-K

         The Company filed the following Current Reports on Form 8-K during the three months ended March 31, 2004.

         (i) The Registrant filed a Form 8-K with the SEC dated January 6, 2004 on January 8, 2004 regarding the one-for-four reverse stock split of its common stock as the open of the market on January 7, 2004, in order to comply with the Nasdaq minimum bid price requirement to remain listed on the Nasdaq SmallCap Market.

         (ii) The Registrant filed a Form 8-K with the SEC dated January 26, 2004 on January 27, 2004 regarding notification from Nasdaq that the Company is in compliance with the continued listing requirements for the Nasdaq SmallCap Market.

         (iii) The Registrant filed a Form 8-K with the SEC dated February 26, 2004 on February 27, 2004 regarding the fourth quarter of 2003 financial results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE A CONSULTING TEAM, INC.

                                By: /s/ Shmuel BenTov
                                ---------------------
Date:  May 12, 2004                 Shmuel BenTov, Chairman,
                                    Chief Executive Officer and President

                                By: /s/ Richard D. Falcone
                                --------------------------
Date:  May 12, 2004                 Richard D. Falcone, Treasurer
                                    and Chief Financial Officer