Form 10-Q
period 2004-06-30
A CONSULTING TEAM INC
filed 2004-08-13
CIK 1040792

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10-Q


          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the three-month period ended: June 30, 2004

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

                                   Yes___ No  X
                                             ---

      As of August 11, 2004, there were 2,109,217 shares of Common Stock, with $.01 par value per share, outstanding.

                           THE A CONSULTING TEAM, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION..............................................3

   ITEM 1. FINANCIAL STATEMENTS............................................3
         Condensed Consolidated Balance Sheets
           as of June 30, 2004 and December 31, 2003.......................3
         Condensed Consolidated Statement of Operations
           for the six months ended June 30, 2004 and 2003.................4
         Condensed Consolidated Statement of Cash Flows for
           the six months ended June 30, 2004 and 2003.....................5
         Notes to Condensed Consolidated
           Financial Statements............................................6
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................10
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK...........................................20
   ITEM 4.  CONTROLS AND PROCEDURES.......................................20

PART II. OTHER INFORMATION................................................20

   ITEM 1.  LEGAL PROCEEDINGS.............................................20
   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.....................20
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...............................20
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........20
   ITEM 5.  OTHER INFORMATION.............................................21
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................21

SIGNATURES................................................................24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                               THE A CONSULTING TEAM, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     JUNE 30,       DECEMBER 31,
                                                                       2004           2003
                                                                   ------------    ------------
ASSETS                                                             (unaudited)

CURRENT ASSETS:
     Cash and cash equivalents                                     $  1,038,380    $  1,409,623
     Accounts receivable- less allowance for doubtful
       accounts of $289,882 at June 30, 2004, and $305,290
       at December 31, 2003                                           4,238,723       3,423,271
     Unbilled receivables                                               307,395         133,605
     Notes receivable                                                    69,000              --
     Prepaid company taxes                                               18,760              --
     Prepaid expenses and other current assets                          128,585          56,004
                                                                   ------------    ------------
          Total current assets                                        5,800,842       5,022,503
     Investments, net                                                    87,059         368,059
     Property and equipment, net                                        539,229         680,295
     Goodwill                                                         1,140,964       1,140,964
     Intangibles, net                                                    69,333         104,000
     Deposits and Other                                                 132,363          57,874
                                                                   ------------    ------------
          Total assets                                             $  7,769,791    $  7,373,694
                                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                            1,471,376       1,442,730
     Capital lease obligation                                           290,517         290,517
     Deferred income taxes                                               33,750          45,000
     Current portion of long-term debt                                  254,641         171,063
                                                                   ------------    ------------
          Total current liabilities                                   2,050,284       1,949,309
     Other long-term liabilities                                         20,525         231,067


SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 2,000,000 shares
     authorized; 571,615 shares issued and outstanding
     as of June 30, 2004, and December 31, 2003                           5,716           5,716
     Common stock, $.01 par value; 30,000,000 shares authorized;
     2,109,217 issued and outstanding as of June 30, 2004, and
     2,107,967 issued and outstanding as of December 31, 2003            21,093          21,080
     Paid-in capital                                                 34,163,115      34,161,627
     Accumulated deficit                                            (28,490,942)    (28,995,106)
                                                                   ------------    ------------
     Total shareholders' equity                                       5,698,982       5,193,318
                                                                   ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $  7,769,791    $  7,373,694
                                                                   ============    ============


      See accompanying notes to condensed consolidated financial statements

                          THE A CONSULTING TEAM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            SIX MONTHS ENDED                       THREE MONTHS ENDED
                                                                JUNE 30,                                 JUNE 30,
                                                     --------------------------------        --------------------------------
                                                        2004                2003                 2004                2003
                                                     ------------        ------------        ------------        ------------
                                                      (unaudited)         (unaudited)         (unaudited)        (unaudited)

REVENUES                                             $ 12,148,284        $ 10,387,349        $  6,347,212        $  5,277,575
Cost of revenues                                        8,559,354           7,724,216           4,439,925           3,951,479
                                                     ------------        ------------        ------------        ------------
Gross profit                                            3,588,930           2,663,133           1,907,287           1,326,096
OPERATING EXPENSES:
Selling, general & administrative                       2,676,329           2,553,891           1,444,526           1,291,987
Provision for doubtful accounts                            75,000              20,000              20,000              20,000
Depreciation & amortization                               226,530             419,473             106,257             224,745
                                                     ------------        ------------        ------------        ------------
                                                        2,977,859           2,993,363           1,570,783           1,536,732
                                                     ------------        ------------        ------------        ------------
Income (loss) from operations                             611,071            (330,231)            336,504            (210,636)
OTHER INCOME(EXPENSE):
Interest (expense) net                                    (13,512)            (22,788)             (9,776)            (12,175)
                                                     ------------        ------------        ------------        ------------
                                                          (13,512)            (22,788)             (9,776)            (12,175)
                                                     ------------        ------------        ------------        ------------
INCOME (LOSS) BEFORE INCOME TAXES                         597,558            (353,019)            326,729            (222,812)
Provision (benefit) for income taxes                       80,043              11,457              29,137              (2,000)
                                                     ------------        ------------        ------------        ------------
NET INCOME (LOSS)                                    $    517,515        $   (364,476)       $    297,592        $   (220,812)
                                                     ============        ============        ============        ============

Net earnings per share of common stock:
     Basic                                           $       0.24        $      (0.18)       $       0.14        $      (0.11)
                                                     ============        ============        ============        ============

     Diluted                                         $       0.22        $      (0.18)       $       0.13        $      (0.11)
                                                     ============        ============        ============        ============

      See accompanying notes to condensed consolidated financial statements.

                  THE A CONSULTING TEAM, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Six Months Ended June 30
                                                                     2004               2003
                                                                  -----------         -----------
                                                                  (unaudited)         (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)                                                  $   517,515         ($  364,476)
Adjustments to reconcile net income
(loss) to  net cash provided by
(used in) operating activities,
Depreciation and amortization                                         226,530             419,473
Deferred income taxes                                                 (11,250)                 --
Provision for doubtful accounts                                        75,000              20,000
Amortization of deferred financing cost                                 4,000
Changes in operating assets and liabilities:
Accounts receivable                                                  (890,452)           (349,432)
Unbilled receivables                                                 (173,790)                 --
Prepaid or refundable income taxes                                    (18,760)                 --
Prepaid expenses and other current assets                             (72,581)            (84,582)
Accounts payable and accrued expenses                                  28,647            (260,191)
                                                                  -----------         -----------
Net cash provided by (used in) operating activities                  (315,140)           (619,208)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                    (50,798)             (9,996)
Proceeds from Sale of Investment                                      212,000                  --
Deposits                                                              (38,489)              2,734
                                                                  -----------         -----------
Net cash provided by (used in) investing activities                   122,713              (7,262)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock                                      1,500                  --
Payment of deferred financing cost                                    (40,000)                 --
Loan payable - bank                                                        --             355,196
Dividend paid to Preferred Shareholders                               (13,352)             (9,861)
Repayment of long-term debt                                          (126,965)           (235,493)
                                                                  -----------         -----------
Net cash (used in) provided by financing activities                  (178,816)            109,842
                                                                  -----------         -----------

Net increase (decrease) in cash and cash equivalents                 (371,243)           (516,628)
Cash and cash equivalents at beginning of period                    1,409,623           1,774,828
                                                                  -----------         -----------
Cash and cash equivalents at end of period                        $ 1,038,380         $ 1,258,199
                                                                  ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                          $    17,097         $    26,775
                                                                  ===========         ===========

Cash paid during the period for income tax                        $   104,041         $    17,966
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

2)   INTERIM FINANCIAL STATEMENTS:

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 2004 and the consolidated results of operations for the three and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003.

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

         The consolidated results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

3)   STOCK BASED COMPENSATION:

         At June 30, 2004, the Company has a stock based compensation plan, which is described as follows:

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

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:



                                                 SIX MONTHS                 THREE MONTHS
                                                ENDED JUNE 30               ENDED JUNE 30
                                            2004           2003           2004           2003
                                          ---------      ---------      ---------      ---------
Net income (loss)                         $ 517,515      $(364,476)     $ 297,592      $(220,812)
Preferred dividend                          (13,352)       (13,278)        (6,676)        (6,676)
Net income (loss) available to
    common stockholders                     504,163       (377,754)       290,916       (227,488)
                                          ---------      ---------      ---------      ---------
Deduct:
Total stock based compensation
    expense determined under fair
    value based method for all awards       (15,000)       (48,000)        (7,000)       (24,000)

                                          ---------      ---------      ---------      ---------
    Pro forma net income (loss)           $ 489,163      $(425,754)     $ 283,916      $(251,488)
                                          =========      =========      =========      =========

Earnings per share:
    Basic - as reported                   $    0.24      $   (0.18)     $    0.14      $   (0.11)
                                          =========      =========      =========      =========

    Diluted - as reported                 $    0.22      $   (0.18)     $    0.13      $   (0.11)
                                          =========      =========      =========      =========

    Basic - as pro forma                  $    0.23      $   (0.20)     $    0.13      $   (0.12)
                                          =========      =========      =========      =========

    Diluted - as pro forma                $    0.22      $   (0.20)     $    0.13      $   (0.12)
                                          =========      =========      =========      =========

4)   NET INCOME (LOSS) PER SHARE:

         The following table set forth the computation of basic and diluted net income (loss) per share for the six months ended June 30, 2004 and 2003.


                                                                  SIX MONTHS ENDED                 THREE MONTHS ENDED
                                                                    JUNE 30, 2004                     JUNE 30, 2004
                                                              ---------------------------      ---------------------------
                                                                 2004            2003             2004            2003
                                                              -----------     -----------      -----------     -----------
Numerator for basic net income(loss) per share
     Net income (loss)                                        $   517,515     $  (364,476)     $   297,592     $  (220,812)
     Preferred dividend                                            13,352          13,278            6,676           6,676
                                                              -----------     -----------      -----------     -----------
     Net income (loss) available to common stockholders       $   504,163     $  (377,754)     $   290,916     $  (227,488)
                                                              ===========     ===========      ===========     ===========

NUMERATOR FOR DILUTED NET INCOME(LOSS) PER SHARE
     Net income (loss) available to common stockholders &
     assumed conversion                                       $   517,515     $  (377,754)     $   297,592     $  (227,488)
                                                              ===========     ===========      ===========     ===========

DENOMINATOR:
     Denominator for basic income (loss)
     per share - weighted-average shares                        2,108,386       2,096,717        2,108,805       2,096,717
                                                              ===========     ===========      ===========     ===========

     Effect of dilutive securities:
     Preferred Shares                                             142,903              --          142,903              --
     Employee stock options                                        52,197              --           57,092              --
                                                              -----------     -----------      -----------     -----------
     Denominator for diluted earnings (loss) per
        share - adjusted weighted-average shares                2,303,486       2,096,717        2,308,800       2,096,717
                                                              ===========     ===========      ===========     ===========

BASIC EARNINGS INCOME (LOSS) PER SHARE:
                                                              -----------     -----------      -----------     -----------
     Net income (loss)                                        $      0.24     $     (0.18)     $      0.14     $     (0.11)
                                                              ===========     ===========      ===========     ===========

DILUTED EARNINGS INCOME (LOSS) PER SHARE:
                                                              -----------     -----------      -----------     -----------
     Net income (loss)                                        $      0.22     $     (0.18)     $      0.13     $     (0.11)
                                                              ===========     ===========      ===========     ===========


         During the six months and the three months ended June 30, 2004, there were 122,300, and 120,737 options that were excluded from the computation of diluted earnings per share. During the six months ended June 30, 2003, all preferred shares, options and warrants outstanding were not included in the computation of net loss per share because the effect would be antidilutive.

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

6)   CONCENTRATION OF CREDIT RISK:

         The revenues of two customers represented approximately 23% and 16% of the revenues for the six months ended June 30, 2004. The revenues of one customer represented 30% of revenues for the same period in 2003.

7)       INVESTMENTS:

         In January of 2004, the Company sold approximately 75 percent of its investment in Methoda Computer Ltd. Through June 30, 2004 the Company received $212,000 on this sale. The remaining investment has a carrying value of $69,000.

8) IMPAIRMENT OF ASSETS AND RESTRUCTURING CHARGES:

         The Company began to restructure its operations in 2000 and completed the restructuring of its operations in 2003. During the six months ended June 30, 2003, the Company recorded no additions to its restructuring liability and recorded payments of approximately $11,000 consisting of $9,000 related to the reduction of leased office space and $2,000 in leased equipment. The Company has no restructuring charge liability as of June 30, 2004 and 2003.

9)   CREDIT FACILITY:

         The Company has a line of credit of $4.0 million with Keltic Financial Partners, LP, ("Keltic") based on the Company's eligible accounts receivable balances. The line of credit has certain financial covenants, which the Company must meet on a quarterly basis. On March 23, 2004, the agreement was restated and amended and extended to June 27, 2007. Included in the restated and amended agreement is the removal of the guaranty of the Company's Chairman, Chief Executive Officer and President and less restrictive financial covenants. There were no outstanding balances at June 30, 2004 and December 31, 2003. The line of credit bears interest at a variable rate based on prime plus 2% and the rate was 6% at June 30, 2004.

         The Company is prohibited from paying dividends on its common stock due to restrictions under the restated and amended Loan and Security Agreement between the Company and Keltic Financial Partners, L.P., dated March 23, 2004. Dividends on the Series A and Series B Preferred Stock are permitted, provided an event of default does not exist.

10)  CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         The Company has the following commitments as of June 30, 2004, which are comprised of long term obligations of an automobile loan, shareholder loan, short term note payable for acquisition and employment contracts. In addition, there is a capital lease obligation and operating lease obligation as well. The automobile loan is payable in monthly installments of $1,262 including interest at 6%. As of June 30, 2004, the loan matures as follows: 2004 - $6,637; 2005 - $13,885 and 2006 - $13,478. The shareholder loan is payable in monthly installments of $5,000 including interest at 3.9%. As of June 30, 2004, the loan matures as follows: 2004 - $29,275 and 2005 - $20,077. The note payable for acquisition is payable as follows: 2005 - $200,000. The employment contracts are payable as ,follows: 2004 - $297,000 and 2005 - $132,000. One of the Company's subsidiaries, T3 Media, which ceased operations in 2001, had entered into a series of capital lease obligations, which the Company had guaranteed. The Company continues the process of negotiating buy-outs on these leases. The Company has two operating leases for its corporate headquarters located in NY and its branch office in NJ. The annual amounts due for both locations are as follows: 2004 - $153,949, 2005 - $308,663, 2006 - $308,663 and 2007 - $191,100.

     The Company's commitments at June 30, 2004, are comprised of the following:

-----------------------------------------------------------------------------------------------
      CONTRACTUAL OBLIGATIONS                         PAYMENTS DUE BY PERIOD
                                     ----------------------------------------------------------
                                               Less Than      1 - 3        3 - 5    More Than
                                    Total       1 Year        Years        Years     5 Years
-----------------------------------------------------------------------------------------------
Long Term Obligations
Automobile Loan                    34,000     $    6,637     $   27,363     $--         $--
Shareholder Loan                   49,352         29,275         20,077      --          --
Employment Contracts              429,000        297,000        132,000      --          --
-----------------------------------------------------------------------------------------------
SHORT TERM OBLIGATIONS
Acquisition Note                  200,000        200,000             --      --          --
CAPITAL LEASE OBLIGATIONS
Capital Lease - Short Term        290,517        290,517             --      --          --
-----------------------------------------------------------------------------------------------
OPERATING LEASES
Rent                              962,375        153,949        808,426      --          --
-----------------------------------------------------------------------------------------------
TOTAL                          $1,965,244     $  977,378     $  987,866     $--         $--
-----------------------------------------------------------------------------------------------

     As of June 30, 2004, the Company does not have any "Off Balance Sheet Arrangements".

11) POSSIBLE REMOVAL FROM QUOTATION OF COMMON STOCK ON NASDAQ AND RESULTING MARKET ILLIQUIDITY

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

         Rapid technological advance, and the wide acceptance and use of the Internet as a driving force in commerce, accelerated the growth of the IT industry through 2001. These advances included more powerful and less expensive computer technology, the transition from predominantly centralized mainframe computer systems to open and distributed computing environments and the advent of capabilities such as relational databases, imaging, software development productivity tools, electronic commerce ("e-commerce") applications and web-enabled software. These advances expanded the benefits that users can derive from computer-based information systems and improved the price-to-performance ratios of such systems. As a result, an increasing number of companies were employing IT in new ways, often to gain competitive advantages in the marketplace, and IT services have become an essential component of their long-term growth strategies. The same advances that have enhanced the benefits of computer systems rendered the development and implementation of such systems increasingly complex. In addition, there was a shortage of IT consultants qualified to support these systems. Accordingly, organizations turned to external IT services organizations such as TACT to develop, support and enhance their internal IT systems. However, during 2002 and continuing into 2003 there has been a slowdown in IT spending coincident with the general economic slowdown. This has resulted in revenue decreases at many IT service companies, however, revenues begin to increase during the first six months of 2004 and industry analysts believe that IT spending will continue to increase during the remainder of 2004 and beyond. Accordingly, the company is expanding its sales and recruiting function in our effort to further increase its revenues, in both the short-term and long-term.

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

         Over 80% of the Company's consulting services revenues were generated from the hourly billing of its consultants' services to its clients under time and materials engagements, with the remainder generated under fixed-price engagements for 2003. During 2004, the Company expects that revenue from fixed fee contracts will increase, however, will be less than 20% of revenues.

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

RESULTS OF OPERATIONS

         The following table sets forth the percentage of revenues of certain items included in the Company's Statements of Operations:


                           THE A CONSULTING TEAM, INC.
                             STATEMENT OF OPERATIONS


                                  SIX MONTHS ENDED         THREE MONTHS ENDED
                                      JUNE 30,                JUNE 30,
                                ------------------       ------------------
                                  2004        2003         2004        2003
                                ------      ------       ------      ------
REVENUES                         100.0%      100.0%       100.0%      100.0%
COST OF REVENUES                  70.5%       74.4%        70.0%       74.9%
                                ------      ------       ------      ------
GROSS PROFIT                      29.5%       25.6%        30.0%       25.1%
OPERATING EXPENSES                24.5%       28.8%        24.7%       29.1%
                                ------      ------       ------      ------
INCOME/LOSS FROM OPERATIONS        5.0%       (3.2)%        5.3%       (4.0)%
                                ------      ------       ------      ------
NET GAIN(LOSS)                     4.3%       (3.5)%        4.7%       (4.2)%
                                ======      ======       ======      ======


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2004 TO THE THREE MONTHS ENDED JUNE 30, 2003

         REVENUES. Revenues of the Company increased by 1.1 million, or 20.3%, from $5.3 million for the three months ended June 30, 2003 to $6.3 million for the three months ended June 30, 2004. The increase was primarily attributable to increased IT spending in the market place.

         Software licensing revenues decreased by $116,000, or 22.2%, from $525,000 in the second quarter of 2003 to $408,000 in the second quarter of 2004. Software sales are ancillary to the Company's total revenues and are expected to remain so in future periods.

         GROSS PROFIT. The gross profit for the three months ended June 30, 2004 increased by $581,000, or 43.8%, from $1.3 million in the second quarter of 2003 to $1.9 million in the second quarter of 2004. As a percentage of total revenues, gross margin for the quarter increased from 25.1% in 2003 to 30.0% in 2004. The increase in gross profit margin percentage was primarily attributable to increased revenue, improved utilization rate, and improved margins on fixed price contracts.

         OPERATING EXPENSES. Operating expenses are comprised of Selling, General and Administrative ("SG&A") expenses, provision for doubtful accounts, depreciation and amortization and impairment of assets and restructuring charges. Operating expenses increased by $34,000, or 2.2%, from $1.5 million in the second quarter of 2003 to $1.6 million in the second quarter of 2004. The increase was attributable to increases in salaries and related costs, as a result of expanding the sales and recruiting staffs, which was partially offset by a decrease in depreciation and amortization expenses. The decrease in depreciation and amortization expenses was primarily due to assets being fully depreciated.

         TAXES. Taxes increased by $31,000 from a tax benefit of ($2,000) in the second quarter in 2003 to $29,000 in the second quarter of 2004. The increase is primarily in state and local taxes and reflects the fact that the Company was profitable in the second quarter of 2004 compared to a net loss in the second quarter of 2003.

         NET INCOME (LOSS). As a result of the above, the Company had a net income of $298,000 or $.14 per basic share and $.13 per diluted share in the second quarter of 2004 compared to a net loss of ($221,000) or ($0.11) adjusted per basic and diluted share in the second quarter of 2003.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2004 TO THE SIX MONTHS ENDED JUNE 30, 2003

         REVENUES. Revenues of the Company increased by $1.7 million or 16.9%, from $10.4 million for the six months ended June 30, 2003 to $12.1 million for the six months ended June 30,2004. The increase was primarily attributable to increased IT spending in the market place.

         Software licensing revenues decreased by $213,000, or 24%, from $903,000 for the six months ended June 30, 2003 to $690,000 for the six months ended June 30, 2004. Software sales are ancillary to the Company's total revenues and are expected to remain so in future periods.

         GROSS PROFIT. Gross profit increased by $925,000 or 34.8%, from $2.7 million for the six months ended June 30, 2003 to $3.6 million for the six months ended June 30, 2004. As a percentage of total revenues, gross margin increased from 25.6% in 2003 to 29.5% in 2004. The increase in gross margin percentage of total revenues was primarily attributable to increased revenue, improved utilization rate, and improved margins on fixed price contracts.

         OPERATING EXPENSES. Operating expenses are comprised of SG&A expenses, provision for doubtful accounts, depreciation and amortization and impairment of assets and restructuring charges. Operating expenses were virtually flat for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The SG&A expenses increased by $120,000 or 5% from $2.55 million in 2003 to $2.67 million in 2004. The increase was primarily attributable to increases in salaries and related costs, as a result of expanding the sales and recruiting staffs, which was partially offset by a decrease in depreciation and amortization expenses. The provision for doubtful accounts increased by $55,000 or 275% from $20,000 in 2003 to $75,000 in 2004. Depreciation and amortization expenses decreased by $192,000 or 46% from $419,000 in 2003 compared to $227,000 in 2004. The decrease in depreciation and amortization expenses was primarily due to assets being fully depreciated.

         TAXES. Taxes increased by $69,000 from $11,000 in the six months ended June 30, 2003 to $80,000 in the six months ended June 30, 2004. The increase is primarily in state and local taxes and reflects the fact that the Company was profitable in the second quarter of 2004 compared to a net loss in the second quarter of 2003.

         NET INCOME (LOSS). As a result of the above, the Company had net income of $518,000 or $.24 per basic and $.22 per diluted share for the six months ended June 30, 2004 compared to a net loss of ($364,000) or ($.18) per basic and diluted share for the six months ended June 30 2003.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a line of credit of $4.0 million with Keltic Financial Partners, LP, ("Keltic") based on the Company's eligible accounts receivable balances. The line of credit has certain financial covenants, which the Company must meet on a quarterly basis. On March 23, 2004, the agreement was restated and amended and extended to June 27, 2007. Included in the restated and amended agreement is the removal of the guaranty of the Company's Chairman, Chief Executive Officer and President and less restrictive financial covenants. There were no outstanding balances at June 30, 2004 and December 31, 2003. The line of credit bears interest at a variable rate based on prime plus 2% and the rate was 6% at June 30, 2004.

         The Company is prohibited from paying dividends on its common stock due to restrictions under the restated and amended Loan and Security Agreement between the Company and Keltic Financial Partners, L.P., dated March 23, 2004. Dividends on the Series A and Series B Preferred Stock are permitted, provided an event of default does not exist.

         T3 Media had entered into a series of capital lease obligations, which the Company had guaranteed to finance its expansion plans, covering leasehold improvements, furniture and computer-related equipment. The amount outstanding under such leases was approximately $291,000 at June 30, 2004. The Company continues the process of negotiating buy-outs on these leases.

         The Company's cash balances were approximately $1.0 million at June 30, 2004 and $1.4 million at December 31, 2003. Net cash used in operating activities for the six months ended June 30, 2004 was approximately ($315,000) compared to ($619,000) for the three months ended June 30, 2003.

         The Company's accounts receivable, less allowance for doubtful accounts, at June 30, 2004 and December 31, 2003 were $4.2 million and $3.4 million, respectively, representing 60 and 54 days of sales outstanding, respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due because improved collection techniques and daily monitoring of receivables and cash balances have been implemented. Collection of receivables is one of the Company's highest priorities and improved collections was one of the primary reasons for the improvement in cash provided by operations.

         The revenues of two customers represented approximately 23% and 16% of the revenues for the six months ended June 30, 2004. The revenues of one customer represented 30% of revenues for the same period in 2003.

         The Company has no restructuring charge liability as of June 30, 2004 and December 31, 2003.

         Net cash (used in)/provided by investing activities was approximately $123,000 and ($7,000) for the six months ended June 30, 2004 and 2003. In each of these periods additions to property and equipment was ($51,000), and ($10,000).

         Net cash (used in)/provided by financing activities was approximately ($179,000) and $110,000 at June 30, 2004 and 2003.

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

OFF BALANCE SHEET ARRANGEMENTS

         As of June 30, 2004, the Company does not have any "Off Balance Sheet Arrangements".

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         During the six months ended June 30, 2004, there were no material changes outside the ordinary course of the Company's business to the Company's contractual obligations and commitments, which were discussed in the table appearing in the Liquidity and Capital Resources section, under the Contractual Obligations header in Item 7 of the Company's Form 10-K for the year ended December 31, 2003.

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

OPERATING LOSSES

         The Company did not incur an operating loss in the six months ended June 30, 2004, however, we did incur operating losses in the six months ended June 30, 2003 as well as the last two years. In the six months ended June 30, 2004, the Company had operating income of $611,000 and a net income of $518,000. In the year ended December 31, 2003, the Company had an operating loss of $42,000 and a net loss of $123,000. There is no guarantee that the Company can achieve profitability on a quarterly or annual basis in the future. If revenues grow slower than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly the Company will continue to experience losses and the results of operations and financial condition will be materially and adversely affected.

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

DEPENDENCE ON LIMITED NUMBER OF CLIENTS

         The Company derives a significant portion of its revenues from a relatively limited number of clients primarily located in the New York/New Jersey metropolitan area of the United States. Adverse economic conditions affecting this region could have an adverse effect on the financial condition of its clients located there, which in turn could adversely impact its business and future growth. Revenues from its ten most significant clients accounted for a majority of its revenues for the six months ended June 30, 2004 as well as for each of the two years ended December 31, 2003 and 2002. In each of these periods, the Company had at least one customer with revenues exceeding 10% of the Company's revenues. For the six months ended June 30, 2004, the Company had revenues from two customers, which represented 23% and 16% of revenues. For the year ended December 31, 2003, the Company had revenues from one customer, which represented 28% of revenues. Besides these customers, no other customer represented greater than 10% of the Company's revenues. In any given year, its ten most significant customers may vary based upon specific projects for those clients during that year. There can be no assurance that its significant clients will continue to engage it for additional projects or do so at the same revenue levels. Clients engage the Company on an assignment-by-assignment basis, and a client can generally terminate an assignment at any time without penalties. The loss of any significant customer could have a material adverse effect on its business, results of operations and financial condition. A failure of the Company to develop relationships with new customers could have a material adverse effect on its business, results of operations and financial condition.

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

E-BUSINESS INITIATIVES

         The Company faces difficulties typically encountered by development stage companies in rapidly evolving markets because of its e-commerce initiative. The Company provides web enablement services and solutions and other related e-business services. Revenues from its e-business services constituted 49% of revenues for the six months ended June 30, 2004. Revenues from its e-business services constituted 38% of revenues for the year ended December 31, 2003. The Company cannot assure you that any products or services developed by it, or its strategic partners will achieve market acceptance. The risks involved in these service offering include the Company's and its strategic partners' abilities to:

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

BILLING MARGINS

         The Company's ability to maintain billing margins is uncertain. It derives revenues primarily from the hourly billing of consultants' services and, to a lesser extent, from fixed-price projects. Its most significant cost is project personnel cost, which consists of consultant salaries and benefits. Thus, its financial performance is primarily based upon billing margin (billable hourly rate less the consultant's hourly cost) and personnel utilization rates (number of days worked by a consultant during a two-week billing cycle divided by the number of billing days in that cycle). The gross margin decreased in 2003 due to a lower consultant utilization rate (79% in 2003 compared to 81% in 2002), lower gross margin on IOT revenues and a lower gross margin on a fixed price contract due to higher front loaded costs. The Company expects that over the next year this contract will have a normal gross margin. In the first six months of 2004, the Company's gross margin increased due to higher utilization rates and improved margins on fixed fee contracts There can be no assurance, however, that its revenues will continue to be billed primarily on a time and materials basis or that the Company's cost containment and workforce rationalization effects will continue to provide positive results. In addition, during the past two years the Company's clients have been adverse to increases in any costs of the Company's services.

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

GOING CONCERN

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2004, the Company reported net income of $518,000. For the year ended December 31, 2003, the Company reported a net loss of ($123,000). Additionally, the Company has an accumulated deficit of $29 million at December 31, 2003. The Company believes that its continuing focus on cost reductions, together with a number of other operational changes, has resulted in an improved financial condition. There can be no assurance that the Company will be profitable in future quarters.


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

         (b) Changes in internal controls. There were no significant changes in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2004 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 4, 2004, the Company held its annual meeting of shareholders (the "Annual Meeting"). The shareholders approved by a majority of votes the election of Messrs. Shmuel BenTov, Steven S. Mukamal, Reuven Battat,and William Miller as directors of the Company as follows:

         NAME                   IN FAVOR      AGAINST       WITHHELD
         ----                   --------      -------       --------

         Shmuel BenTov         1,713,011       5,086        391,119

         Steven S. Mukamal     1,713,473       4,624        391,119

         Reuven Battat         1,713,473       4,624        391,119

         William Miller        1,713,473       4,624        391,119

         In addition, the Company's shareholders voted on the ratification by a majority of votes present of the appointment of Grant Thornton LLP as independent public accountants for the year ending December 31, 2004.

                                IN FAVOR       AGAINST      ABSTAINED
                                --------       -------      ---------

                               1,717,498         600         0



         To (a) approve an amendment and restatement of the Company's stock option plan to reflect previous amendments to the stock option plan, (b) allow for discretionary grants of options to purchase up to 5,000 shares of the Company's common stock, $0.01 par value per share per calendar year to each non-employee director of the Company at fair market value on the date of grant,
(c) extend the term of the stock option plan until February 26, 2014, (d) restrict payment of the exercise price for options by delivery of previously acquired shares of Common Stock to delivery of shares of Common Stock owned more than six months and (e) restrict the use of shares of Common Stock to satisfy tax withholding obligations to the satisfaction of the statutory tax withholding obligations.

           FOR         AGAINST        ABSTAINED      UNVOTED
           ---         -------        ---------      -------

       1,202,009       15,011            0          892,197

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

         10.1.3.1 Amendment No. 2 to the Stock Option and Award Plan of the Registrant, incorporated by reference to Exhibit C to the Registrant's 2001 Proxy Statement on Schedule 14A, as previously filed with the SEC on April 30, 2001

         10.1.3.2 Amendment No. 3 to the Stock Option and Award Plan of the Registrant, incorporated by reference to Exhibit B to the Registrant's 2003 Proxy Statement on Schedule 14A, as previously filed with the SEC on July 8, 2004

         10.2 Amended and restated Loan and Security Agreement between the Registrant and Keltic Financial Partners, LP, dated March 23, 2004, as previously filed with the SEC on March 29, 2004.

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


(B)   REPORTS ON FORM 8-K

         The Company filed the following Current Reports on Form 8-K during the three months ended June 30, 2004.


         (i) The Registrant filed a Form 8-K with the SEC dated May 11, 2004 on May 11, 2004 regarding the first quarter of 2004 financial results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           THE A CONSULTING TEAM, INC.



                                   By: /s/ Shmuel BenTov
                                       ---------------------
DATE:  AUGUST 12, 2004                 Shmuel BenTov, Chairman,
                                       Chief Executive Officer and President

                                   By: /s/ Richard D. Falcone
                                       ---------------------
DATE:  AUGUST 12, 2004                 Richard D. Falcone, Treasurer
                                       and Chief Financial Officer