Form 10-Q
period 2004-09-30
A CONSULTING TEAM INC
filed 2004-11-12
CIK 1040792

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the nine-month period ended: September 30, 2004

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

As of November 11, 2004, there were 2,109,530 shares of Common Stock, with $.01 par value per share, outstanding.

                           THE A CONSULTING TEAM, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION.............................................................................................3

   ITEM 1. FINANCIAL STATEMENTS...........................................................................................3
         Condensed Consolidated Balance Sheets as of September 30, 2004 and
         December 31, 2003................................................................................................3
         Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2004 and 2003................................................................................4
         Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 and 2003 ...............................................................................5
         Notes to Condensed Consolidated Financial Statements.............................................................6
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................10
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................................20
   ITEM 4.  CONTROLS AND PROCEDURES......................................................................................20

PART II. OTHER INFORMATION...............................................................................................20

   ITEM 1.  LEGAL PROCEEDINGS............................................................................................20
   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS....................................................................20
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..............................................................................21
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................................21
   ITEM 5.  OTHER INFORMATION............................................................................................21
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................................................................21

SIGNATURES...............................................................................................................24

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           THE A CONSULTING TEAM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                                                       2004                2003
                                                                                                   ------------        ------------
                                                                                                   (unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                       $    884,402        $  1,409,623
   Accounts receivable- less allowance for doubtful accounts of $314,425 at
   September 30, 2004, and $305,290 at December 31, 2003                                              5,017,121           3,423,271
   Unbilled receivables                                                                                 301,111             133,605
   Prepaid expenses and other current assets                                                            223,143              56,004
                                                                                                   ------------        ------------
     Total current assets
                                                                                                      6,425,776           5,022,503
   Investments, net                                                                                      87,059             368,059
   Property and equipment, net                                                                          553,224             680,295
   Goodwill                                                                                           1,140,964           1,140,964
   Intangibles, net                                                                                      52,000             104,000
   Deposits and Other                                                                                   129,363              57,874
                                                                                                   ------------        ------------
     Total assets                                                                                  $  8,388,385        $  7,373,694
                                                                                                   ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                           $  1,745,637        $  1,442,730
   Capital lease obligation                                                                             290,517             290,517
   Deferred income taxes                                                                                 28,125              45,000
   Current portion of long-term debt                                                                    244,371             171,063
                                                                                                   ------------        ------------
     Total current liabilities                                                                        2,308,650           1,949,309
   Other long-term liabilities                                                                           17,028             231,067


SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 2,000,000 shares authorized; 571,615 shares
   issued and outstanding as of September 30, 2004, and December 31, 2003                                 5,716               5,716

   Common stock, $.01 par value; 30,000,000 shares authorized; 2,109,530 issued and outstanding as of September 30, 2004,and 2,107,967 issued and
   outstanding as of December 31, 2003                                                                   21,096              21,080
   Paid-in capital                                                                                   34,163,487          34,161,627
   Accumulated deficit                                                                              (28,127,592)        (28,995,106)
                                                                                                   ------------        ------------
   Total shareholders' equity
                                                                                                      6,062,707           5,193,318
                                                                                                   ------------        ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                         $  8,388,385        $  7,373,694
                                                                                                   ============        ============

      See accompanying notes to condensed consolidated financial statements

                           THE A CONSULTING TEAM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 NINE MONTHS ENDED                       THREE MONTHS ENDED
                                                                   SEPTEMBER 30,                            SEPTEMBER 30,
                                                           --------------------------------        --------------------------------
                                                               2004                2003                2004                2003
                                                           ------------        ------------        ------------        ------------
                                                            (unaudited)         (unaudited)         (unaudited)         (unaudited)

REVENUES                                                   $ 18,733,064        $ 15,941,442        $  6,584,780        $  5,554,093
Cost of revenues                                             13,045,840          11,716,945           4,486,486           3,992,729
                                                           ------------        ------------        ------------        ------------
Gross profit                                                  5,687,224           4,224,496           2,098,295           1,561,364
OPERATING EXPENSES:
Selling, general & administrative                             4,385,462           3,786,877           1,634,133           1,212,986
Depreciation & amortization                                     292,660             585,533              66,130             166,060
                                                           ------------        ------------        ------------        ------------
                                                              4,678,122           4,372,410           1,700,262           1,379,046
                                                           ------------        ------------        ------------        ------------
Income (loss) from operations                                 1,009,103            (147,913)            398,032             182,318
OTHER INCOME(EXPENSE):
Interest (expense) net                                          (22,501)            (38,387)             (8,989)            (15,599)
                                                           ------------        ------------        ------------        ------------
                                                                (22,501)            (38,387)             (8,989)            (15,599)
                                                           ------------        ------------        ------------        ------------
INCOME (LOSS) BEFORE INCOME TAXES                               986,602            (186,300)            389,044             166,719
Provision (benefit) for income taxes                             98,988              10,457              18,945              (1,000)
                                                           ------------        ------------        ------------        ------------
NET INCOME (LOSS)                                          $    887,614        $   (196,757)       $    370,099        $    167,719
                                                           ============        ============        ============        ============

Net earnings per share of common stock:
      Basic                                                $       0.41        $      (0.10)       $       0.17        $       0.08
                                                           ============        ============        ============        ============
      Diluted                                              $       0.38        $      (0.10)       $       0.16        $       0.08
                                                           ============        ============        ============        ============

See accompanying notes to condensed consolidated financial statements.

                           THE A CONSULTING TEAM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     NINE MONTHS ENDED SEPTEMBER 30
                                                                                                          2004             2003
                                                                                                     ------------      ------------
                                                                                                      (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)                                                                                     $    887,614      $   (196,757)
Adjustments to reconcile net income(loss) to  net cash provided by
   (used in) operating activities,
     Depreciation and amortization                                                                        292,660           585,533
     Deferred income taxes                                                                                (16,875)                -
     Provision for doubtful accounts                                                                      145,000            40,000
     Amortization of deferred financing cost                                                                7,000                 -
     Changes in operating assets and liabilities:
       Accounts receivable                                                                             (1,738,850)       (1,148,089)
       Unbilled receivables                                                                              (167,506)                -
       Prepaid or refundable income taxes                                                                 (18,760)                -
       Prepaid expenses and other current assets                                                          (93,829)          (51,185)
       Accounts payable and accrued expenses                                                              302,908          (137,401)
                                                                                                     ------------      ------------
Net cash provided by (used in)  operating activities                                                     (400,638)         (907,899)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                                       (113,589)           (9,996)
Proceeds from Sale of Investment                                                                          226,450                 -
Deposits                                                                                                  (38,489)           14,734
                                                                                                     ------------      ------------
Net cash provided by (used in) investing activities
                                                                                                           74,372             4,738

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock                                                                          1,876                 -
Payment of deferred financing cost                                                                        (40,000)                -
Dividend paid to Preferred Shareholders                                                                   (20,101)          (23,140)
Repayment of long-term debt                                                                              (140,731)         (248,512)
                                                                                                     ------------      ------------
Net cash (used in) provided by financing activities                                                      (198,956)         (271,652)
                                                                                                     ------------      ------------

Net increase (decrease) in cash and cash equivalents                                                     (525,222)       (1,174,813)
Cash and cash equivalents at beginning of period                                                        1,409,623         1,774,828
                                                                                                     ------------      ------------
Cash and cash equivalents at end of period                                                           $    884,402      $    600,014
                                                                                                     ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                                             $     28,477      $     26,775
                                                                                                     ============      ============

Cash paid during the period for income tax                                                           $    125,041      $     17,966
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

2)   INTERIM FINANCIAL STATEMENTS:

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 2004 and the consolidated results of operations for the three and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003.

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

      The consolidated results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

3)   STOCK BASED COMPENSATION:

      At September 30, 2004, the Company has a stock based compensation plan, which is described as follows:

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

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

                                                                   NINE MONTHS ENDED                         THREE MONTHS
                                                                   ENDED SEPTEMBER 30                      ENDED SEPTEMBER 30
                                                                2004                2003                2004                2003
                                                           --------------------------------        --------------------------------
Net income (loss)                                          $    887,614        $   (196,757)       $    370,099        $    167,719
Preferred dividend                                               20,101              20,027               6,749               6,749
                                                           ------------        ------------        ------------        ------------
Net income (loss) available to
    common stockholders                                         867,514            (216,784)            363,350             160,970
Deduct:
Total stock based compensation
    expense determined under fair
    value based method for all awards                           (19,000)            (69,000)             (4,000)            (21,000)
                                                           ------------        ------------        ------------        ------------
    Pro forma net income (loss)                            $    848,514        $   (285,784)       $    359,350        $    139,970
                                                           ============        ============        ============        ============

Earnings per share:
    Basic - as reported                                    $       0.41        $      (0.10)       $       0.17        $       0.08
                                                           ============        ============        ============        ============

    Diluted - as reported                                  $       0.38        $      (0.10)       $       0.16        $       0.08
                                                           ============        ============        ============        ============

    Basic - as pro forma                                   $       0.40        $      (0.14)       $       0.17        $       0.07
                                                           ============        ============        ============        ============

    Diluted - as pro forma                                 $       0.38        $      (0.14)       $       0.16        $       0.07
                                                           ============        ============        ============        ============

4)   NET INCOME (LOSS) PER SHARE:

      The following table set forth the computation of basic and diluted net income (loss) per share for the nine and three months ended September 30, 2004 and 2003.

                                                                   NINE MONTHS ENDED                      THREE MONTHS ENDED
                                                                      SEPTEMBER 30                           SEPTEMBER 30
                                                           --------------------------------        --------------------------------
                                                               2004                2003                2004                2003
                                                           ------------        ------------        ------------        ------------
Numerator for basic net income(loss) per share
     Net income (loss)                                     $    887,614        $   (196,757)       $    370,099        $    167,719
     Preferred dividend                                          20,101              20,027               6,749               6,749
                                                           ------------        ------------        ------------        ------------
     Net income (loss) available to common stockholders    $    867,513        $   (216,784)       $    363,350        $    160,970
                                                           ============        ============        ============        ============

NUMERATOR FOR DILUTED NET INCOME(LOSS) PER SHARE
     Net income (loss) available to common stockholders &
     assumed conversion                                    $    887,614        $   (216,784)       $    370,099        $    167,719
                                                           ============        ============        ============        ============

DENOMINATOR:
     Denominator for basic income (loss)
     per share - weighted-average shares                      2,108,732           2,096,717           2,109,530           2,096,717
                                                           ============        ============        ============        ============

     Effect of dilutive securities:
     Preferred Shares                                           142,903                   -             142,903             142,903
     Employee stock options                                      56,972                   -              66,522              58,714
                                                           ------------        ------------        ------------        ------------
     Denominator for diluted earnings (loss) per
        share - adjusted weighted-average shares              2,308,607           2,096,717           2,318,955           2,298,334
                                                           ============        ============        ============        ============

BASIC EARNINGS INCOME (LOSS) PER SHARE:
                                                           ------------        ------------        ------------        ------------
     Net income (loss)                                     $       0.41        $      (0.10)       $       0.17        $       0.08
                                                           ============        ============        ============        ============

DILUTED EARNINGS INCOME (LOSS) PER SHARE:
                                                           ------------        ------------        ------------        ------------
     Net income (loss)                                     $       0.38        $      (0.10)       $       0.16        $       0.08
                                                           ============        ============        ============        ============

      During the nine months and the three months ended September 30, 2004, there were 136,985, and 127,435 options that were excluded from the computation of diluted earnings per share. During the nine months ended September 30, 2003, all preferred shares, options and warrants outstanding were not included in the computation of net loss per share because the effect would be antidilutive. During the three months ended September 30, 2003 there were 176,350 options that were excluded from the computation of diluted earnings per share.

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

6)   CONCENTRATION OF CREDIT RISK:

      The revenues of three customers represented approximately 20%, 17%, and 10% of the revenues for the nine months ended September 30, 2004. The revenues of one customer represented 27% of revenues for the same period in 2003.

7)   INVESTMENTS:

      In January of 2004, the Company sold approximately 75 percent of its investment in Methoda Computer Ltd. Through September 30, 2004 the Company received $226,000 on this sale. The remaining investment has a carrying value of $55,000.

8)   IMPAIRMENT OF ASSETS AND RESTRUCTURING CHARGES:

      The Company began to restructure its operations in 2000 and completed the restructuring of its operations in 2003. During the nine months ended September 30, 2003, the Company recorded no additions to its restructuring liability and recorded payments of approximately $11,000 consisting of $9,000 related to the reduction of leased office space and $2,000 in leased equipment. The Company has no restructuring charge liability as of September 30, 2004 and 2003.

9)   CREDIT FACILITY:

      The Company has a line of credit of $4.0 million with Keltic Financial Partners, LP, ("Keltic") based on the Company's eligible accounts receivable balances. The line of credit has certain financial covenants, which the Company must meet on a quarterly basis. On March 23, 2004, the agreement was restated and amended and extended to June 27, 2007. Included in the restated and amended agreement is the removal of the guaranty of the Company's Chairman, Chief Executive Officer and President and less restrictive financial covenants. There were no outstanding balances at September 30, 2004 and December 31, 2003. The line of credit bears interest at a variable rate based on prime plus 2% and the rate was 6.75% at September 30, 2004.

      The Company is prohibited from paying dividends on its common stock due to restrictions under the restated and amended Loan and Security Agreement between the Company and Keltic Financial Partners, L.P., dated March 23, 2004. Dividends on the Series A and Series B Preferred Stock are permitted, provided an event of default does not exist.

10)  CONTRACTUAL OBLIGATIONS AND COMMITMENTS

      The Company has the following commitments as of September 30, 2004, which are comprised of long term obligations of an automobile loan, shareholder loan, short term note payable for acquisition and employment contracts. In addition, there is a capital lease obligation and operating lease obligations as well. The automobile loan is payable in monthly installments of $1,262 including interest at 6%. As of September 30, 2004, the loan matures as follows: 2004 - $3,319; 2005 - $13,885 and 2006 - $13,478. The shareholder loan is payable in monthly installments of $5,000 including interest at 3.9%. As of September 30, 2004, the loan matures as follows: 2004 - $14,708 and 2005 - $20,077. The note payable for acquisition is payable as follows: 2005 - $200,000. The employment contracts are payable as follows: 2004 - $126,000 and 2005 - $132,000. One of the Company's subsidiaries, T3 Media, which ceased operations in 2001, had entered into a series of capital lease obligations, which the Company had guaranteed. The Company continues the process of negotiating buy-outs on these leases. The Company has two operating leases for its corporate headquarters located in NY and its branch office in NJ. The annual amounts due for both locations are as follows: 2004 - $76,975, 2005 - $308,663, 2006 - $308,663 and 2007 - $191,100.

      The Company's commitments at September 30, 2004, are comprised of the following:

------------------------------------------------------------------------------------------------------------------------------------
      CONTRACTUAL OBLIGATIONS                                                    PAYMENTS DUE BY PERIOD
                                  --------------------------------------------------------------------------------------------------
                                                                 Less Than                1 - 3              3 - 5         More Than
                                         Total                     1 Year                 Years              Years         5 Years
------------------------------------------------------------------------------------------------------------------------------------
Long Term Obligations
Automobile Loan                          30,707                   $  3,319              $ 27,388           $     -          $      -
Shareholder Loan                         34,785                     34,785                     -                 -                 -
Employment Contracts                    258,000                    258,000                     -                 -                 -
------------------------------------------------------------------------------------------------------------------------------------
SHORT TERM OBLIGATIONS
Acquisition Note                        200,000                    200,000                     -                 -                 -
CAPITAL LEASE OBLIGATIONS
Capital Lease - Short Term              290,517                    290,517                     -                 -                 -
------------------------------------------------------------------------------------------------------------------------------------
OPERATING LEASES
Rent                                    885,401                     76,975               808,426                 -                 -
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                               $ 1,699,410                   $863,596              $835,814           $     -          $      -
------------------------------------------------------------------------------------------------------------------------------------

      As of September 30, 2004, the Company does not have any "Off Balance Sheet Arrangements".

11)  QUOTATION OF COMMON STOCK ON NASDAQ

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

      Rapid technological advance, and the wide acceptance and use of the Internet as a driving force in commerce, accelerated the growth of the IT industry through 2001. These advances included more powerful and less expensive computer technology, the transition from predominantly centralized mainframe computer systems to open and distributed computing environments and the advent of capabilities such as relational databases, imaging, software development productivity tools, electronic commerce ("e-commerce") applications and web-enabled software. These advances expanded the benefits that users can derive from computer-based information systems and improved the price-to-performance ratios of such systems. As a result, an increasing number of companies were employing IT in new ways, often to gain competitive advantages in the marketplace, and IT services have become an essential component of their long-term growth strategies. The same advances that have enhanced the benefits of computer systems rendered the development and implementation of such systems increasingly complex. In addition, there was a shortage of IT consultants qualified to support these systems. Accordingly, organizations turned to external IT services organizations such as TACT to develop, support and enhance their internal IT systems. However, during 2002 and continuing into 2003 there was a slowdown in IT spending coincident with the general economic slowdown. This resulted in revenue decreases at many IT service companies, however, revenues begin to increase during the first nine months of 2004 and industry analysts believe that IT spending will continue to increase during the remainder of 2004 and beyond. Accordingly, the company is expanding its sales and recruiting function in our effort to further increase its revenues, in both the short-term and long-term.

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

      Over 60% of the Company's consulting services revenues were generated from the hourly billing of its consultants' services to its clients under time and materials engagements, with the remainder generated under fixed-price engagements for 2003. During 2004, the Company expects that revenue from fixed fee contracts will increase, however, will be less than 40% of revenues.

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

      Historically, the Company has also generated revenues by selling software licenses. In addition to initial software license fees, the Company also derives revenues from the annual renewal of software licenses. Revenues from the sale of software licenses are recognized upon delivery of the software to a customer, because future obligations associated with such revenue are insignificant. The revenue from the sale of software is ancillary to the Company's total revenues.

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

Revenue Recognition

      Consulting revenues are recognized as services are provided. The Company provides consulting services under time and material and fixed price contracts. Revenue under time and material contracts is recognized as hours and costs are incurred and customers are billed on a weekly, semi-monthly and monthly basis. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs. Any anticipated contract losses are estimated and accrued at the time they become known and estimable. Unbilled accounts receivables represent amounts recognized as revenue based on services performed in advance of customer billings. Revenue from sales of software licenses is recognized upon delivery of the software to a customer because future obligations associated with such revenue are insignificant.

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

RESULTS OF OPERATIONS

      The following table sets forth the percentage of revenues of certain items included in the Company's Statements of Operations:

                           THE A CONSULTING TEAM, INC.
                             STATEMENT OF OPERATIONS

                                                                   NINE MONTHS ENDED                      THREE MONTHS ENDED
                                                                     SEPTEMBER 30,                          SEPTEMBER 30,
                                                           --------------------------------        --------------------------------
                                                               2004                2003                2004                2003
                                                           ------------        ------------        ------------        ------------
REVENUES                                                          100.0%              100.0%              100.0%              100.0%
COST OF REVENUES                                                   69.6%               73.5%               68.1%               71.9%
                                                           ------------        ------------        ------------        ------------
GROSS PROFIT                                                       30.4%               26.5%               31.9%               28.1%
OPERATING EXPENSES                                                 24.9%               27.4%               25.7%               24.8%
                                                           ------------        ------------        ------------        ------------
INCOME/LOSS FROM OPERATIONS                                         5.4%                (.9)%               6.2%                3.3%
                                                           ------------        ------------        ------------        ------------
NET GAIN(LOSS)                                                      4.7%               (1.2)%               5.6%                3.0%
                                                           ============        ============        ============        ============

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2004 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

      REVENUES. Revenues of the Company increased by 1.0 million, or 18.6%, from $5.6 million for the three months ended September 30, 2003 to $6.6 million for the three months ended September 30, 2004. The increase was primarily attributable to increased IT spending in the market place.

      Software licensing revenues decreased by $99,000, or 25.2%, from $393,000 in the third quarter of 2003 to $294,000 in the third quarter of 2004. Software sales are ancillary to the Company's total revenues and are expected to remain so in future periods.

      GROSS PROFIT. The gross profit for the three months ended September 30, 2004 increased by $537,000, or 34.4%, from $1.6 million in the third quarter of 2003 to $2.1 million in the third quarter of 2004. As a percentage of total revenues, gross margin for the quarter increased from 28.1% in 2003 to 31.9% in 2004. The increase in gross profit margin percentage was primarily attributable to increased revenue, improved utilization rate, a heavier emphasis on fixed price contracts, and efficient use of outsourcing.

      OPERATING EXPENSES. Operating expenses are comprised of Selling, General and Administrative ("SG&A") expenses, depreciation and amortization and impairment of assets and restructuring charges. Operating expenses increased by $321,000, or 23.2%, from $1.4 million in the third quarter of 2003 to $1.7 million in the third quarter of 2004. The increase was attributable to increases in salaries and related costs, as a result of expanding the sales and recruiting staffs, increases in professional fees, attributable to the Company's acquisition activities and an increase in bad debt expense, which was partially offset by a decrease in depreciation and amortization expenses. The decrease in depreciation and amortization expenses was primarily due to assets being fully depreciated.

      TAXES. Taxes increased by $20,000 from a benefit of ($1,000) in the third quarter in 2003 to $19,000 in the third quarter of 2004. The increase is primarily in state and local taxes and reflects the fact that the Company's profit increased by over 100% in the third quarter of 2004 compared to the third quarter of 2003.

      NET INCOME (LOSS). As a result of the above, the Company had a net income of $370,000 or $.17 per basic share and $.16 per diluted share in the third quarter of 2004 compared to a net income of $168,000 or $0.08 adjusted per basic and diluted share in the third quarter of 2003.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2004 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

      REVENUES. Revenues of the Company increased by $2.8 million or 17.5%, from $15.9 million for the nine months ended September 30, 2003 to $18.7 million for the nine months ended September 30,2004. The increase was primarily attributable to increased IT spending in the market place.

      Software licensing revenues decreased by $311,000, or 24%, from $1,296,000 for the nine months ended September 30, 2003 to $985,000 for the nine months ended September 30, 2004. Software sales are ancillary to the Company's total revenues and are expected to remain so in future periods.

      GROSS PROFIT. Gross profit increased by $1.5 million or 34.6%, from $4.2 million for the nine months ended September 30, 2003 to $5.7 million for the nine months ended September 30, 2004. As a percentage of total revenues, gross margin increased from 26.5% in 2003 to 30.4% in 2004. The increase in gross profit margin percentage was primarily attributable to increased revenue, improved utilization rate, a heavier emphasis on fixed price contracts, and efficient use of outsourcing.

      OPERATING EXPENSES. Operating expenses are comprised of SG&A expenses, depreciation and amortization and impairment of assets and restructuring charges. Operating expenses increased by $306,000 or 7.0% from $4.4 million for the nine months ended September 30, 2003 compared to $4.7 million for the nine months ended September 30, 2004. The increase was attributable to increases in salaries and related costs, as a result of expanding the sales and recruiting staffs, increases in professional fees, attributable to the Company's acquisition activities and an increase in bad debt expense, which was partially offset by a decrease in depreciation and amortization expenses. The decrease in depreciation and amortization expenses was primarily due to assets being fully depreciated.

      TAXES. Taxes increased by $89,000 from $10,000 in the nine months ended September 30, 2003 to $99,000 in the nine months ended September 30, 2004. The increase is primarily in state and local taxes and reflects the fact that the Company was profitable for the nine months ended September 30, 2004 compared to a net loss in the same period of 2003.

      NET INCOME (LOSS). As a result of the above, the Company had net income of $888,000 or $.41 per basic and $.38 per diluted share for the nine months ended September 30, 2004 compared to a net loss of ($197,000) or ($.10) per basic and diluted share for the nine months ended September 30 2003.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has a line of credit of $4.0 million with Keltic Financial Partners, LP, ("Keltic") based on the Company's eligible accounts receivable balances. The line of credit has certain financial covenants, which the Company must meet on a quarterly basis. On March 23, 2004, the agreement was restated and amended and extended to June 27, 2007. Included in the restated and amended agreement is the removal of the guaranty of the Company's Chairman, Chief Executive Officer and President and less restrictive financial covenants. There were no outstanding balances at September 30, 2004 and December 31, 2003. The line of credit bears interest at a variable rate based on prime plus 2% and the rate was 6.75 % at September 30, 2004.

      The Company is prohibited from paying dividends on its common stock due to restrictions under the restated and amended Loan and Security Agreement between the Company and Keltic Financial Partners, L.P., dated March 23, 2004. Dividends on the Series A and Series B Preferred Stock are permitted, provided an event of default does not exist.

      T3 Media had entered into a series of capital lease obligations, which the Company had guaranteed to finance its expansion plans, covering leasehold improvements, furniture and computer-related equipment. The amount outstanding under such leases was approximately $291,000 at September 30, 2004. The Company continues the process of negotiating buy-outs on these leases.

      The Company's cash balances were approximately $900,000 million at September 30, 2004 and $1.4 million at December 31, 2003. Net cash used in operating activities for the nine months ended September 30, 2004 was approximately ($401,000) compared to ($908,000) for the nine months ended September 30, 2003.

      The Company's accounts receivable, less allowance for doubtful accounts, at September 30, 2004 and December 31, 2003 were $5.0 million and $3.4 million, respectively, representing 67 and 54 days of sales outstanding, respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due because improved collection techniques and daily monitoring of receivables and cash balances have been implemented. Collection of receivables is one of the Company's highest priorities and improved collections were one of the primary reasons for the company's improve financial condition.

      The revenues of three customers represented approximately 20%, 17%, and 10% of the revenues for the nine months ended September 30, 2004. The revenues of one customer represented 27% of revenues for the same period in 2003.

      The Company has no restructuring charge liability as of September 30, 2004 and December 31, 2003.

      Net cash provided by investing activities was approximately $74,000 and $4,700 for the nine months ended September 30, 2004 and 2003. In each of these periods additions to property and equipment was ($114,000), and ($10,000).

      Net cash used in by financing activities was approximately ($199,000) and ($272,000) at September 30, 2004 and 2003.

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

OFF BALANCE SHEET ARRANGEMENTS

      As of September 30, 2004, the Company does not have any "Off Balance Sheet Arrangements".

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

      During the nine months ended September 30, 2004, there were no material changes outside the ordinary course of the Company's business to the Company's contractual obligations and commitments, which were discussed in the table appearing in the Liquidity and Capital Resources section, under the Contractual Obligations header in Item 7 of the Company's Form 10-K for the year ended December 31, 2003.

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

OPERATING LOSSES

      The Company did not incur an operating loss in the nine months ended September 30, 2004, however, the Company did incur operating losses for the last two years. In the nine months ended September 30, 2004, the Company had operating income of $1.0 million and a net income of $888,000. In the year ended December 31, 2003, the Company had an operating loss of $42,000 and a net loss of $123,000. There is no guarantee that the Company can achieve profitability on a quarterly or annual basis in the future. If revenues grow slower than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly the Company will continue to experience losses and the results of operations and financial condition will be materially and adversely affected.

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

DEPENDENCE ON LIMITED NUMBER OF CLIENTS

      The Company derives a significant portion of its revenues from a relatively limited number of clients primarily located in the New York/New Jersey metropolitan area of the United States. Adverse economic conditions affecting this region could have an adverse effect on the financial condition of its clients located there, which in turn could adversely impact its business and future growth. Revenues from its ten most significant clients accounted for a majority of its revenues for the nine months ended September 30, 2004 as well as for each of the two years ended December 31, 2003 and 2002. In each of these periods, the Company had at least one customer with revenues exceeding 10% of the Company's revenues. For the nine months ended September 30, 2004, the Company had revenues from three customers, which represented 20%, 17%, and 10% of revenues. For the year ended December 31, 2003, the Company had revenues from one customer, which represented 28% of revenues. Besides these customers, no other customer represented greater than 10% of the Company's revenues. In any given year, its ten most significant customers may vary based upon specific projects for those clients during that year. There can be no assurance that its significant clients will continue to engage it for additional projects or do so at the same revenue levels. Clients engage the Company on an assignment-by-assignment basis, and a client can generally terminate an assignment at any time without penalties. The loss of any significant customer could have a material adverse effect on its business, results of operations and financial condition. A failure of the Company to develop relationships with new customers could have a material adverse effect on its business, results of operations and financial condition.

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

E-BUSINESS INITIATIVES

      The Company faces difficulties typically encountered by development stage companies in rapidly evolving markets because of its e-commerce initiative. The Company provides web enablement services and solutions and other related e-business services. Revenues from its e-business services constituted 51% of revenues for the nine months ended September 30, 2004. Revenues from its e-business services constituted 38% of revenues for the year ended December 31, 2003. The Company cannot assure you that any products or services developed by it, or its strategic partners will achieve market acceptance. The risks involved in these service offering include the Company's and its strategic partners' abilities to:

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

BILLING MARGINS

      The Company's ability to maintain billing margins is uncertain. It derives revenues primarily from the hourly billing of consultants' services and, to a lesser extent, from fixed-price projects. Its most significant cost is project personnel cost, which consists of consultant salaries and benefits. Thus, its financial performance is primarily based upon billing margin (billable hourly rate less the consultant's hourly cost) and personnel utilization rates (number of days worked by a consultant during a two-week billing cycle divided by the number of billing days in that cycle). The gross margin decreased in 2003 due to a lower consultant utilization rate (79% in 2003 compared to 81% in 2002), lower gross margin on IOT revenues and a lower gross margin on a fixed price contract due to higher front loaded costs. The Company expects that over the next year this contract will have a normal gross margin. In the first nine months of 2004, the Company's gross margin increased due to higher utilization rates, improved margins on fixed fee contracts and efficient use of outsourcing. There can be no assurance, however, that its revenues will continue to be billed primarily on a time and materials basis or that the Company's cost containment and workforce rationalization effects will continue to provide positive results. In addition, during the past two years the Company's clients have been adverse to increases in any costs of the Company's services.

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

DEPENDENCE ON CHIEF EXECUTIVE OFFICER

      The Company's success is highly dependent upon the efforts and abilities of Shmuel BenTov, its Chairman, Chief Executive Officer and President. Mr. BenTov has entered into an employment agreement with the Company, which terminates on December 31, 2004. Negotiations are currently underway for a contract extension for Mr. Bentov. Although his employment agreement contains non-competition, non-disclosure and non-solicitation covenants, this contract does not guarantee that Mr. BenTov will continue his employment with Company. The loss of services of Mr. BenTov for any reason could have a material adverse effect upon the Company's business, results of operations and financial condition.

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

GOING CONCERN

      The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2004, the Company reported net income of $888,000. For the year ended December 31, 2003, the Company reported a net loss of ($123,000). Additionally, the Company has an accumulated deficit of $29 million at December 31, 2003. The Company believes that its continuing focus on cost reductions, together with a number of other operational changes, has resulted in an improved financial condition. There can be no assurance that the Company will be profitable in future quarters.


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

      (b) Changes in internal controls. There were no significant changes in the Company's internal control over financial reporting that occurred during the nine months ended September 30, 2004 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

         FOR                AGAINST                  ABSTAINED
         ---                -------                  ---------

      1,202,009              15,011                  892,197

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

10.1 Amended and Restated 1997 Stock Option and Award Plan of the Registrant, incorporated by reference to Exhibit C.

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

(B)   REPORTS ON FORM 8-K

      The Company filed the following Current Reports on Form 8-K during the nine months ended September 30, 2004.


      (i) The Registrant filed a Form 8-K with the SEC dated August 13, 2004 on August 13, 2004 regarding the second quarter of 2004 financial results

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           THE A CONSULTING TEAM, INC.

                                       By: /s/ Shmuel BenTov
                                           -----------------
DATE:  NOVEMBER 11, 2004                   Shmuel BenTov, Chairman,
                                           Chief Executive Officer and President

                                       By: /s/ Richard D. Falcone
                                           ----------------------
DATE:  NOVEMBER 11, 2004                   Richard D. Falcone, Treasurer
                                           and Chief Financial Officer