Form 10-K
period 2004-12-31
A CONSULTING TEAM INC
filed 2005-03-25
CIK 1040792

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                         FOR ANNUAL TRANSITIONAL REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One):

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 2004
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ________ to ___________

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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).      Yes ____  No  X

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $8,574,433 based on the average of the bid and asked prices of the registrant's Common Stock on The NASDAQ SmallCap Stock Market SM on the last business day of the registrant's most recently completed second fiscal quarter.

As of March 23, 2005, there were 2,183,430 shares of the registrant's Common Stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, which will be filed on or before April 30, 2005, are incorporated by reference into Part III of this Report. See Item 15 for a list of exhibits incorporated by reference into this Report.

                                TABLE OF CONTENTS


                                                                                                      Page
                                                                                                      ----
PART I   ................................................................................................1
Item 1.  Business........................................................................................1
Item 2.  Properties......................................................................................4
Item 3.  Legal Proceedings...............................................................................4
Item 4.  Submission of Matters to a Vote of Security Holders.............................................4
PART II  ................................................................................................5
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters...........................5
Item 6.  Selected Financial Data.........................................................................6
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........6
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....................................19
Item 8.  Financial Statements and Supplementary Data....................................................19
Item 9.  Changes In and Disagreements With Accountants On Accounting and Financial Disclosure...........19
Item 9A. Controls and Procedures........................................................................20
PART III ...............................................................................................20
Item 10. Directors and Executive Officers of the Registrant.............................................20
Item 11. Executive Compensation.........................................................................22
Item 12. Security Ownership of Certain Beneficial Owners and Management.................................22
Item 13. Certain Relationships and Related Transactions.................................................22
ITEM 14. Principal Accountant Fees and Services.........................................................22
PART IV  ...............................................................................................23
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................23

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

INDUSTRY BACKGROUND

         Rapid technological advance, and the wide acceptance and use of the Internet as a driving force in commerce, accelerated the growth of the IT industry through 2001. These advances included more powerful and less expensive computer technology, the transition from predominantly centralized mainframe computer systems to open and distributed computing environments and the advent of capabilities such as relational databases, imaging, software development productivity tools, electronic commerce ("e-commerce") applications and web-enabled software. These advances expanded the benefits that users can derive from computer-based information systems and improved the price-to-performance ratios of such systems. As a result, an increasing number of companies were employing IT in new ways, often to gain competitive advantages in the marketplace, and IT services have become an essential component of their long-term growth strategies. The same advances that have enhanced the benefits of computer systems rendered the development and implementation of such systems increasingly complex. In addition, there was a shortage of IT consultants qualified to support these systems. Accordingly, organizations turned to external IT services organizations such as TACT to develop, support and enhance their internal IT systems. However, during 2002 and continuing into 2003 there was a slowdown in IT spending coincident with the general economic slowdown. This resulted in revenue decreases at many IT service companies, however, IT spending increased in 2004. Industry analysts believe that this trend will continue in 2005.

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

SUBSEQUENT EVENTS

         On January 21, 2005, the Company entered into a Share Exchange Agreement (the "Share Exchange Agreement") with Vanguard Info-Solutions Corporation, a New Jersey corporation ("Vanguard"), the Vanguard shareholders and the authorized representative of the Vanguard shareholders named therein providing for an exchange of 7,312,796 shares of the Company's common stock for all of the issued and outstanding shares of capital stock of Vanguard (the "Share Exchange"). Additionally, on January 21, 2005, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Oak Finance Investments Limited ("Oak"), a British Virgin Islands company, providing for the sale of between 625,000 and 1,250,000 shares of the Company's common stock to Oak at a cash purchase price of $8.00 per share (the "Share Issuance"). The Company's Chairman and CEO, Mr. Shmuel BenTov has also entered into an agreement under which he has agreed to sell all of his shares of TACT capital stock to Oak in a separate transaction at $10.25 per share. These transactions require the approval of a majority of TACT's shares of common stock and preferred stock voting as a single class and constitutes a change of control.

         In addition, the Company's Board of Directors has approved the payment of a $0.75 per share cash dividend to holders of its common stock and preferred stock of record on March 21, 2005, if the Share Exchange Agreement and the Share Issuance are consummated.

         Under the terms of the loan agreement with Keltic Financial Partners, LP, their consent to the proposed transaction with Vanguard was required. Keltic provided their consent in March 2005.

         If the transactions are consummated the Chief Executive Officer of Vanguard will become the Chief Executive Officer of the combined companies.

         These agreements allow Vanguard to appoint three Board of Director members. Accordingly, subject to the consummation of the Share Exchange Agreement and the Share Issuance Agreement, the Board of Directors of the Company have proposed to the shareholders of the Company that they elect Andrew Ball, William Newman and Joseph Harris to the Board of Directors and Shmuel BenTov and Reuven Battat will resign from the Board.

         The NASDAQ SmallCap Market rules require the Company to reapply for initial quotation of our Common Stock in connection with the proposed Share Exchange and the Share Issuance, since these transactions would result in a change of control and potentially allow Vanguard, a non-NASDAQ entity, to obtain a NASDAQ quotation. The Company submitted a reapplication in anticipation of the Share Exchange and the Share Issuance under the symbol "VSIX." If the Share Exchange and the Share Issuance are not consummated, the Company will withdraw this reapplication and its Common Stock will continue to be quoted under the symbol "TACX".

TACT OPERATIONS

         CONSULTING. TACT provides a wide range of IT consulting services, including technology infrastructure advisory services and systems architecture design for Fortune 1000 companies and other large organizations. These services account for over 90% of the Company's revenues. The Company's solutions are based on an understanding of each client's enterprise model. The Company's accumulated knowledge may be applied to new projects such as planning, designing and implementing enterprise-wide information systems, database management services, performance optimization, migrations and conversions, strategic sourcing, outsourcing and systems integration.

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

         Business Process Outsourcing. During 2004 TACT began to provide business process outsourcing services (BPO) to its clients. The Company believes that this is an area where substantial growth opportunities exist and plans on focusing resources on growing this line of business in the future.

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

CLIENTS

         The Company's clients consist primarily of Fortune 1000 companies and other large organizations. The Company's clients operate in a diverse range of industries with a concentration in the financial services, automotive and insurance industries. Ten of the Company's top twenty clients measured by revenue for the year ended December 31, 2003 had been clients for over five years. In 2004, two of the Company's largest customers were BMW NA and Pfizer, who represented 20% and 19% of revenues respectively. Besides these customers, no other customer represented greater than 10% of the Company's revenues. During 2005, the Company expects that a significant portion of its revenues will continue to come from these clients.

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

SALES AND MARKETING

         TACT's marketing strategy is to develop long-term partnership relationships with existing and new clients that will lead to the Company becoming a preferred provider of IT services. The Company seeks to employ a "cross selling" approach where appropriate to expand the number of services utilized by a single client. Other sales and marketing methods include client referrals, networking and attending trade shows. At December 31, 2004, the Company employed 13 sales and marketing personnel. Another marketing resource, which has also served the Company in its recruiting efforts, is the Company's web site at http://www.tact.com. The web site provides information about TACT consulting services and software products to the IT community.

COMPETITION

         The market for IT consulting services is intensely competitive. It is affected by rapid technological advances and includes a large number of competitors. The Company's competitors include the current or former consulting divisions of "Big Four" accounting firms, systems consulting and implementation firms, application software development firms, management consulting firms, divisions of large hardware and software companies, offshore outsourcing companies and niche providers of IT services. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than the Company. In addition, the Company competes with its clients' internal resources, particularly when these resources represent an existing cost to the client. Such competition may impose additional pricing pressures on the Company.

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

HUMAN RESOURCES

         At December 31, 2004, the Company had 111 personnel, of whom 71 were consultants, 6 were recruiting personnel, 13 were sales and marketing personnel, 3 were technical and customer service personnel and 18 were executive, financial and administrative personnel. None of the Company's employees are represented by a labor union, and the Company has never incurred a work stoppage. In addition to the Company's 111 personnel, the Company was utilizing the services of 55 independent contractors at December 31, 2004. These independent contractors act as consultants and they are not employees of the Company. There can be no assurance that the services of these independent contractors will continue to be available to the Company on terms acceptable to the Company.

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

ITEM 2.  PROPERTIES

         The Company's executive office is located at 200 Park Avenue South, New York, NY 10003. The Company's executive office is approximately 6,000 square feet and is located in a leased facility with a term expiring in July 31, 2007. The Company also leases approximately 7,000 square feet in a facility in Clark, NJ. The lease on this facility expires on August 31, 2007.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not involved in any significant legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2004. The Company plans to hold its 2005 Annual Shareholder Meeting in the second quarter of 2005.

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

         The following table sets forth the quarterly range of high and low bid prices of the Company's Common Stock since January 1, 2003 as reported by
NASDAQ:


2003                                     HIGH          LOW
----                                     -----         ---
First Quarter                            $1.96        $0.80
Second Quarter                            2.24         1.00
Third Quarter                             3.20         1.80
Fourth Quarter                            4.64         1.80

2004                                     HIGH          LOW
----                                     -----         ---
First Quarter                            $4.24        $3.24
Second Quarter                            7.40         3.21
Third Quarter                             7.24         4.76
Fourth Quarter                            7.50         5.70

DIVIDENDS

         The Company has not paid any cash dividends on its Common Stock. However, on January 20, 2005 the Company's Board of Directors authorized a $0.75 dividend on the Company's common stock and preferred stock to shareholders of record as of March 21, 2005. The dividend is contingent upon the consummation of share exchange transaction discussed in Item 1.

         The Company is prohibited from paying dividends on its stock due to restrictions under the Loan and Security Agreement between the Company and Keltic Financial Partners, L.P., dated June 27, 2001, amended by the July 2002 Modification Agreement and amended by the restated and amended Loan and Security Agreement dated March 23, 2004. Keltic has consented to the payment of dividends on the Series A and Series B Preferred Stock, provided an event of default does not exist. Additionally, Keltic has consented to payment of the $0.75 per share dividend on the Company's common stock and preferred stock.

HOLDERS

         The Company estimates that there were approximately 10 holders of record of the Company's Common Stock as of March 15, 2005. The Company believes that the number of beneficial shareholders exceeds 600. There was one holder of the Company's Series A Preferred Stock and one holder of the Company's Series B Preferred Stock as of March 15, 2005.

RECENT SALES OF UNREGISTERED SECURITIES

         On January 21, 2005, the Company entered into a Share Exchange Agreement (the "Share Exchange Agreement") with Vanguard Info-Solutions Corporation, a New Jersey corporation ("Vanguard"), the Vanguard shareholders and the authorized representative of the Vanguard shareholders named therein providing for an exchange of 7,312,796 shares of the Company's common stock for all of the issued and outstanding shares of capital stock of Vanguard (the "Share Exchange"). Additionally, on January 21, 2005, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Oak Finance Investments Limited ("Oak"), a British Virgin Islands company, providing for the sale of between 625,000 and 1,250,000 shares of the Company's common stock to Oak at a cash purchase price of $8.00 per share (the "Share Issuance"). The Company's Chairman and CEO, Mr. Shmuel BenTov has also entered into an agreement under which he has agreed to sell all of his shares of TACT capital stock to Oak in a separate transaction at $10.25 per share. These transactions require the approval of a majority of TACT's shares of common stock and preferred stock voting as a single class and constitutes a change of control. The Company plans to rely upon the exemption from registration set forth in Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering, in issuing the stock to the Vanguard and Oak shareholders. Based upon discussions with and representations made by the Vanguard and Oak shareholders, the Company reasonably believes that each Vanguard and Oak shareholder is an accredited and/or sophisticated investor. The Company granted to each Vanguard and Oak shareholder access to information on the Company necessary to make an informed investment decision.

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




                             SELECTED FINANCIAL DATA
           (IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

                                                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------------------------------------------
                                                     2004            2003             2002            2001             2000
                                                     ----            ----             ----            ----             ----
STATEMENT OF OPERATIONS DATA:
    Revenues                                        $   25,035      $   21,646      $   24,009      $   36,227       $   55,022
    Income (loss) from operations                        1,360             (42)           (130)        (13,472)         (18,124)
    Other income (expense):
    Gain from extinguishment of debt                         -               -              49             249                -
    Net income (loss)                                    1,237            (123)            204         (13,651)         (16,798)
    Net income (loss) per share
        Basic                                           $ 0.57      $    (0.07)(1)  $     0.10 (1)  $    (7.67)(1)   $   (10.61)(1)
        Diluted                                         $ 0.53      $    (0.07)(1)  $     0.10 (1)  $    (7.67)(1)   $   (10.61)(1)
    Weighted average shares used in per
    share calculation   -basic                       2,110,072       2,098,810 (1)   1,923,615 (1)   1,779,217 (1)    1,582,481 (1)
    Weighted average shares used in per
    share calculation   -diluted                     2,312,021       2,098,810 (1)   1,996,672 (1)   1,779,217 (1)    1,582,481 (1)

BALANCE SHEET DATA
    Total assets                                    $    8,650      $    7,374      $    8,046      $    8,957       $   27,038
    Long-term liabilities                                   13             231             386              53              457
    Stockholders' equity                                 6,423           5,193           5,325           4,119           17,770
    Number of shares outstanding at
         year end                                    2,122,647       2,107,967 (1)   2,096,717 (1)   1,779,217 (1)    1,779,217 (1)

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

         Rapid technological advance, and the wide acceptance and use of the Internet as a driving force in commerce, accelerated the growth of the IT industry through 2001. These advances included more powerful and less expensive computer technology, the transition from predominantly centralized mainframe computer systems to open and distributed computing environments and the advent of capabilities such as relational databases, imaging, software development productivity tools, electronic commerce ("e-commerce") applications and web-enabled software. These advances expanded the benefits that users can derive from computer-based information systems and improved the price-to-performance ratios of such systems. As a result, an increasing number of companies were employing IT in new ways, often to gain competitive advantages in the marketplace, and IT services have become an essential component of their long-term growth strategies. The same advances that have enhanced the benefits of computer systems rendered the development and implementation of such systems increasingly complex. In addition, there was a shortage of IT consultants qualified to support these systems. Accordingly, organizations turned to external IT services organizations such as TACT to develop, support and enhance their internal IT systems. However, during 2002 and continuing into 2003 there was a slowdown in IT spending coincident with the general economic slowdown. This resulted in revenue decreases at many IT service companies, however, IT spending increased in 2004. Industry analysts believe that this trend will continue into 2005.

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

         Over 68% of the Company's consulting services revenues were generated from the hourly billing of its consultants' services to its clients under time and materials engagements, with the remainder generated under fixed-price engagements for 2004.

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

         The Company establishes standard-billing guidelines for consulting services based on the type of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a semi-monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs

         The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company's operating performance is primarily based upon billing margins (billable hourly rate less the consultant's hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). During 2000 and the first half of 2001, the Company's margins were adversely affected by a decrease in billing rates and a reduction in consultant utilization rate; however, gross margins began to improve in the second half of 2001 and have continued through 2004, primarily due to improved utilization rates and decreases in consultant costs. Large portions of the Company's engagements are on a time and materials basis. While most of the Company's engagements allow for periodic price adjustments to address, among other things, increases in consultant costs, during 2002, 2003, and 2004 clients have been adverse to accepting cost increases. TACT also actively manages its personnel utilization rates by constantly monitoring project requirements and timetables. Through the Company's cost containment and work force rationalization efforts TACT's utilization rates began to improve in the second half of 2001 and continued through 2004. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in TACT's training programs in order to expand their technical skill sets. TACT carefully monitors consultants that are not utilized and has established guidelines for the amount of non-billing time that it allows before a consultant is terminated.

         Historically, the Company has also generated revenues by selling software licenses. In addition to initial software license fees, the Company also derives revenues from the annual renewal of software licenses. Revenues from the sale of software licenses are recognized upon delivery of the software to a customer, because future obligations associated with such revenue are insignificant. The revenues from the sales of software is ancillary to the Company's total revenues.

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

SUBSEQUENT EVENTS

         On January 21, 2005, the Company entered into a Share Exchange Agreement (the "Share Exchange Agreement") with Vanguard Info-Solutions Corporation, a New Jersey corporation ("Vanguard"), the Vanguard shareholders and the authorized representative of the Vanguard shareholders named therein providing for an exchange of 7,312,796 shares of the Company's common stock for all of the issued and outstanding shares of capital stock of Vanguard (the "Share Exchange"). Additionally, on January 21, 2005, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Oak Finance Investments Limited ("Oak"), a British Virgin Islands company, providing for the sale of between 625,000 and 1,250,000 shares of the Company's common stock to Oak at a cash purchase price of $8.00 per share (the "Share Issuance"). The Company's Chairman and CEO, Mr. Shmuel BenTov has also entered into an agreement under which he has agreed to sell all of his shares of TACT capital stock to Oak in a separate transaction at $10.25 per share. These transactions require the approval of a majority of TACT's shares of common stock and preferred stock voting as a single class and constitutes a change of control.

         In addition, the Company's Board of Directors has approved the payment of a $0.75 per share cash dividend to holders of its common stock and preferred stock of record as of March 21, 2005, if the Share Exchange Agreement and the Share Issuance are consummated.

         Under the terms of the loan agreement with Keltic Financial Partners, LP, their consent to the proposed transaction with Vanguard was required; Keltic provided their consent in March 2005.

         If the transactions are consummated the Chief Executive Officer of Vanguard will become the Chief Executive Officer of the combined companies.

         These agreements allow Vanguard to appoint three Board of Director members. Accordingly, subject to the consummation of the Share Exchange Agreement and the Share Issuance Agreement, the Board of Directors of the Company have proposed to the shareholders of the Company that they elect Andrew Ball, William Newman and Joseph Harris to the Board of Directors and Shmuel BenTov and Reuven Battat will resign from the Board.

         The NASDAQ SmallCap Market rules require the Company to reapply for initial quotation of our Common Stock in connection with the proposed Share Exchange and the Share Issuance, since these transactions would result in a change of control and potentially allow Vanguard, a non-NASDAQ entity, to obtain a NASDAQ quotation. The Company submitted a reapplication in anticipation of the Share Exchange and the Share Issuance under the symbol "VSIX." If the Share Exchange and the Share Issuance are not consummated, the Company will withdraw this reapplication and its Common Stock will continue to be quoted under the symbol "TACX".



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

RESULTS OF OPERATIONS

         The following table sets forth the percentage of revenues of certain items included in the Company's Statements of Operations:

                                                                YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------
                                                        2004             2003             2002
                                                   ---------------  ---------------  ---------------
Revenues                                                   100.0%           100.0%           100.0%
Cost of revenues                                            69.3%            73.1%            70.2%
                                                   ---------------  ---------------  ---------------
Gross profit                                                30.7%            26.9%            29.8%
Operating expenses                                          25.2%            27.1%            30.3%
                                                   ---------------  ---------------  ---------------
Income/Loss from operations                                  5.4%             (.2)%            (.5)%
                                                   ---------------  ---------------  ---------------
Gain from extinguishment of debt                             0.0%             0.0%             0.2%
                                                   ---------------  ---------------  ---------------
Net income (loss)                                            4.9%             (.6)%            0.8%
                                                   ===============  ===============  ===============

COMPARISON OF YEAR ENDED DECEMBER 31, 2004 TO YEAR ENDED DECEMBER 31, 2003

         REVENUES. Revenues of the Company increased by $3.4 million or 15.7% from $21.6 million for the year ended December 31, 2003 to $25 million for the year ended December 31, 2004. The increase was primarily attributable to an industry wide increase in IT spending in 2004 and increased marketing efforts by the Company.

         Software licensing revenues decreased by $348,000 or 20.5% from $1.7 million in 2003 to $1.3 million in 2004. Software sales are expected to remain ancillary to the Company's total revenues in future years.

         GROSS PROFIT. The resulting gross profit for 2004 increased by $1.9 million or 32% from $5.8 million in 2003 to $7.7 million in 2004. As a percentage of total revenue, gross margin for the year increased from 26.9% in 2003 to 30.7% in 2004. Gross margin increased primarily due to increased consultant utilization rates (89% in 2004 compared to 79% in 2003) and an increase in revenues coming from fixed price contracts, which have higher gross margins.

         OPERATING EXPENSES. Operating expenses are comprised of Selling, General and Administrative ("SG&A") expenses, provision for doubtful accounts, and depreciation and amortization costs. Operating expenses increased by $455,000, or 7.8% from $5.9 million in 2003 to $6.3 million in 2004. The increase was primarily attributable an increase in payroll and related costs ($430,000) due to increases in recruiting and sales staffs, costs associated with the proposed transaction with Vanguard ($150,000) and an increase in bad debt expenses ($105,000) which were partially offset by a decrease in depreciation and amortization expenses.

         TAXES. Taxes in 2004 were $99,000 compared to $24,000 in 2003. The increase in income taxes was attributable to the increase in income before income taxes from a loss of ($100,000) in 2003 to income of $1.3 million in 2004. The Company's effective tax rate is low due to the utilization of net operating loss carry forwards.

         NET INCOME/(LOSS). As a result of the above, the Company had net income of $1.2 million in 2004 compared to a net loss of ($123,000) in 2003.


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



LIQUIDITY AND CAPITAL RESOURCES

         The Company has a line of credit of $4.0 million with Keltic Financial Partners, LP, (Keltic) based on the Company's eligible accounts receivable balances. The line of credit has certain financial covenants, which the Company must meet on a quarterly basis. There was no outstanding balance at December 31, 2004 or 2003. The Company's Chief Executive Officer initially guaranteed $1 million of the line of credit. The line of credit bears interest at a variable rate based on prime plus 2% and the rate was 7.25% at December 31, 2004. In July 2002, the credit line was amended to reduce the guarantee of the Company's Chief Executive Officer to $400,000, and to reflect the Company's acquisition of International Objects Technology, Inc. In March 2004, the line of credit was amended and restated to include the following: an extension to June 2007, the removal of the guarantee of the Chief Executive Officer and less restrictive financial covenants. Under the terms of the loan agreement with Keltic, their consent to the proposed transaction with Vanguard was required; Keltic provided their consent in March 2005.

         T3 Media had entered into a series of capital lease obligations, which the Company had guaranteed to finance its expansion plans, covering leasehold improvements, furniture and computer-related equipment. The amount outstanding under such leases was approximately $291,000 at December 31, 2004 and 2003. The Company continues the process of negotiating buy-outs on these leases.

         The Company's cash balances were approximately $2.5 million at December 31, 2004 and $1.4 million at December 31, 2003. Net cash provided by operating activities in 2004 was approximately $1.2 million compared to net cash used in operating activities of $(88,000) in 2003 and net cash provided by operating activities of 2.8 million in 2002.

         The Company's accounts receivable, less allowance for doubtful accounts, at December 31, 2004 and December 31, 2003 were $4.1 million and $3.6 million, respectively, representing 55 and 54 days of sales outstanding, respectively. The accounts receivable at December 31, 2004 and 2003 included $260,000 and $134,000 of unbilled revenue respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due because improved collection techniques and daily monitoring of receivables and cash balances have been implemented. Collection of receivables is one of the Company's highest priorities and improved collections were one of the primary reasons for the improvement in cash provided by operations.


         For the twelve months ended December 31, 2004, the Company had revenues from two customers, which represented 20% and 19% of revenues. For the year ended December 31, 2003, the Company had revenues from one customer, which represented 28% of revenues, respectively. No other customer represented greater than 10% of the Company's revenues for such periods.

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

         During 2002, the Company continued the restructuring of its operations and took a charge of $150,000. This charge consisted of $18,000 for the write-off of the remaining balance of the Company's investment in Always-On Software, Inc., and $132,000 write-down of the Company's investment in Methoda Computer Ltd. During 2001, the Company restructured its operations and took a charge of approximately $8,711,000. This charge consisted of $2,303,000 for the write-down for substantially all of the Company's investment in Always-On Software, Inc., $2,000,000 for the write off of all prepaid software licenses because it was determined that the licenses no longer had any value, $1,616,000 for lease expenses, write-off of leaseholds and other fixed assets due to the cessation of T3 Media, Inc.'s operations, $832,000 for lease expenses, write-off of leaseholds and other fixed assets related to the closing of several of its Solution Branches, $867,000 for lease expenses, write-off of leaseholds and other fixed assets related to the reduction of office space in its New York headquarters, $699,000 for severance costs and $394,000 for other associated costs. During 2000, the Company wrote-off approximately $3.9 million, which related to the impairment of goodwill, write-down of fixed assets no longer in use and other charges. These charges related to the Company's majority-owned subsidiary, T3 Media, Inc.

         Net cash provided by investing activities was approximately $44,000, for the year ended December 31, 2004 and net cash used in investing activities was approximately ($10,000), and ($291,000) for the years ended December 31, 2003 and 2002, respectively. In each of the three years, this represented additions to property and equipment of ($168,000), ($23,000), and ($47,000) respectively.

         On July 19, 2002, the Company acquired all of the Common Stock of IOT for a combination of cash consideration of $650,000 and 317,500 shares of TACT unregistered Common Stock, which has been retroactively adjusted to reflect the one-for-four reverse stock split that occurred on January 7, 2004 and was valued at $635,000.

         The cash consideration of $650,000 was paid as follows: $140,000 on September 2, 2002; $210,000 on April 1, 2003; $100,000 on April 1, 2004 and
$200,000 on January 2, 2005. The excess of the purchase price over the estimated fair value of the net identifiable assets acquired totaled $1,494,000 and was allocated as follows; $312,000 to intangible assets which is being amortized on a straight line basis over thirty six months, and $1,182,000 to goodwill. The three majority shareholders of IOT received employment agreements for a three-year period at an annual salary of $160,000 per year each. During the second quarter of 2003, one of the former IOT principals left the Company, a buyout of his contract was negotiated and a portion of the intangible asset was written down ($23,000). From the date of acquisition through the end of year 2002, the Company recorded revenue attributed to IOT in the amount of $1,689,000. The Company recorded revenue attributable to the IOT acquisition in the amount of $4,154,000 and $4,129,000 for the years ended December 31, 2004 and 2003, respectively.

         Net cash used in financing activities was approximately ($202,000) in 2004, ($267,000) in 2003, and ($1.7 million) in 2002.

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

         In the year 2004 and 2003, the Company did not sell any other equity securities.

         In 2004 and 2003, 14,688 and 11,250 shares of Common Stock, which have been retroactively adjusted to reflect the one-for-four reverse stock split that occurred on January 7, 2004, were issued pursuant to the exercise of options issued under the Company's stock option plan. No other shares of Common Stock were issued pursuant to the exercise of options issued under the Company's stock option plan.

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the years ended December 31, 2004, 2003, and 2002, the Company reported a net income of $1.2 million, a net loss of $123,305 and net income of $203,613, respectively. Additionally, the Company has an accumulated deficit of ($27,785,251) as of December 31, 2004. The Company has implemented a plan whereby it is actively managing its personnel utilization rates and is constantly monitoring project requirements and timetables.

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

OFF-BALANCE SHEET ARRANGEMENTS

         The Company did not have any "Off Balance Sheet Arrangements" in 2004, 2003, and 2002.

CONTRACTUAL OBLIGATIONS


         The Company has the following contractual obligations as of December 31, 2004:

-------------------------------------------------------------------------------------------------------------------------
      CONTRACTUAL OBLIGATIONS                                       PAYMENTS DUE BY PERIOD
                                     ------------------------------------------------------------------------------------
                                          TOTAL           LESS THAN 1        1 - 3             3 - 5     MORE THAN 5
                                                              YEAR           YEARS             YEARS        YEARS
-------------------------------------------------------------------------------------------------------------------------
LONG TERM OBLIGATIONS
Automobile Loan                              $ 27,363        $ 13,885        $ 13,478          $ -          $ -
Shareholder Loan                               20,077          20,077               -            -            -
Acquisition Note                              200,000         200,000               -            -            -
Employment Contracts                          132,000         132,000               -            -            -
-------------------------------------------------------------------------------------------------------------------------
CAPITAL LEASE OBLIGATIONS
Capital Lease - Short Term                    290,517         290,517               -            -            -
-------------------------------------------------------------------------------------------------------------------------
OPERATING LEASES
Rent                                          808,426         308,663         499,763            -            -
-------------------------------------------------------------------------------------------------------------------------
TOTAL                                     $ 1,478,383       $ 965,142       $ 513,241          $ -          $ -
-------------------------------------------------------------------------------------------------------------------------

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

SUBSEQUENT EVENTS

         On January 21, 2005, the Company entered into a Share Exchange Agreement (the "Share Exchange Agreement") with Vanguard Info-Solutions Corporation, a New Jersey corporation ("Vanguard"), the Vanguard shareholders and the authorized representative of the Vanguard shareholders named therein providing for an exchange of 7,312,796 shares of the Company's common stock for all of the issued and outstanding shares of capital stock of Vanguard (the "Share Exchange"). Additionally, on January 21, 2005, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Oak Finance Investments Limited ("Oak"), a British Virgin Islands company, providing for the sale of between 625,000 and 1,250,000 shares of the Company's common stock to Oak at a cash purchase price of $8.00 per share (the "Share Issuance"). The Company's Chairman and CEO, Mr. Shmuel BenTov has also entered into an agreement under which he has agreed to sell all of his shares of TACT capital stock to Oak in a separate transaction at $10.25 per share. These transactions require the approval of a majority of TACT's shares of common stock and preferred stock voting as a single class and constitutes a change of control.

         In addition, the Company's Board of Directors has approved the payment of a $0.75 per share cash dividend to holders of its common stock and preferred stock of record as of March 21, 2005, if the Share Exchange Agreement and the Share Issuance are consummated.

         Under the terms of the loan agreement with Keltic Financial Partners, LP, their consent to the proposed transaction with Vanguard was required. Keltic provided their consent in March 2005.

         If the transactions are consummated the Chief Executive Officer of Vanguard will become the Chief Executive Officer of the combined companies.

         These agreements allow Vanguard to appoint three Board of Director members. Accordingly, subject to the consummation of the Share Exchange Agreement and the Share Issuance Agreement, the Board of Directors of the Company have proposed to the shareholders of the Company that they elect Andrew Ball, William Newman and Joseph Harris to the Board of Directors and Shmuel BenTov and Reuven Battat will resign from the Board.

         The NASDAQ SmallCap Market rules require the Company to reapply for initial quotation of our Common Stock in connection with the proposed Share Exchange and the Share Issuance, since these transactions would result in a change of control and potentially allow Vanguard, a non-NASDAQ entity, to obtain a NASDAQ quotation. The Company submitted a reapplication in anticipation of the Share Exchange and the Share Issuance under the symbol "VSIX." If the Share Exchange and the Share Issuance are not consummated, the Company will withdraw this reapplication and its Common Stock will continue to be quoted under the symbol "TACX".

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

         OPERATING LOSSES

         The Company has incurred operating losses in 2003 and 2002. In the year ended December 31, 2003, the Company had an operating loss of $42,000 and net loss of $123,000. In the year ended December 31, 2002, the Company had an operating loss of $130,000 and net income of $204,000. There is no guarantee that the Company can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow slower than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly the Company could to experience losses and the results of operations and financial condition would be materially and adversely affected.

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

         DEPENDENCE ON LIMITED NUMBER OF CLIENTS

         The Company derives a significant portion of its revenues from a relatively limited number of clients primarily located in the New York/New Jersey metropolitan area of the United States. Adverse economic conditions affecting this region could have an adverse effect on the financial condition of its clients located there, which in turn could adversely impact its business and future growth. Revenues from its ten most significant clients accounted for a majority of its revenues for each of the three years ended December 31, 2004. In each of the last three years, the Company had at least one customer with revenues exceeding 10% of the Company's revenues. For the year ended December 31, 2004, the Company had two customers which accounted for 20% and 19% of revenues, respectively. For the year ended December 31, 2003, the Company had one customer which represented 28% of revenues. For the year ended December 31, 2002, the Company had revenues from two customers which represented 25% and 24% of revenues, respectively. Besides these customers, no other customer represented greater than 10% of the Company's revenues. In any given year, its ten most significant customers may vary based upon specific projects for those clients during that year. There can be no assurance that its significant clients will continue to engage it for additional projects or do so at the same revenue levels. Clients engage the Company on an assignment-by-assignment basis, and a client can generally terminate an assignment at any time without penalties. The loss of any significant customer could have a material adverse effect on its business, results of operations and financial condition. A failure of the Company to develop relationships with new customers could have a material adverse effect on its business, results of operations and financial condition.

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

         e-BUSINESS INITIATIVES

         The Company faces difficulties typically encountered by development stage companies in rapidly evolving markets because of its e-commerce initiative. The Company provides web enablement services and solutions and other related e-business services. Revenues from its e-business services constituted 46% of revenues for the year ended December 31, 2004, 38% of revenues for the year ended December 31, 2003 and 40% of revenues for the year ended December 31, 2002. The Company cannot assure you that any products or services developed by it, or its strategic partners will achieve market acceptance. The risks involved in these service offering include the Company's and its strategic partners' abilities to:

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

         BILLING MARGINS

         The Company's ability to maintain billing margins is uncertain. It derives revenues primarily from the hourly billing of consultants' services and, to a lesser extent, from fixed-price projects. Its most significant cost is project personnel cost, which consists of consultant salaries and benefits. Thus, its financial performance is primarily based upon billing margin (billable hourly rate less the consultant's hourly cost) and personnel utilization rates (number of days worked by a consultant during a two-week billing cycle divided by the number of billing days in that cycle). The gross margin increased in 2004 due to a higher consultant utilization rate (89% in 2004 compared to 79% in 2003), and higher margin on fixed price contracts. The gross margin decreased in 2003 due to a lower consultant utilization rate (79% in 2003 compared to 81% in 2002). There can be no assurance, however, that its revenues will continue to be billed primarily on a time and materials basis or that the Company's cost containment and workforce rationalization effects will continue to provide positive results. In addition, during the past two years the Company's clients have been adverse to increases in any costs of the Company's services.

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

         REAPPLICATION FOR QUOTATION OF COMMON STOCK ON NASDAQ

         The NASDAQ SmallCap Market rules require the Company to reapply for initial quotation of our Common Stock in connection with the proposed Share Exchange and the Share Issuance, since these transactions would result in a change of control and potentially allow Vanguard, a non-NASDAQ entity, to obtain a NASDAQ quotation. The Company submitted a reapplication in anticipation of the Share Exchange and the Share Issuance under the symbol "VSIX." If the Share Exchange and the Share Issuance are not consummated, the Company will withdraw this reapplication and its Common Stock will continue to be quoted under the symbol "TACX".

         The Company hopes to receive approval from The NASDAQ SmallCap Market for its reapplication prior to the consummation of the Share Exchange and the Share Issuance, but there are no assurances that the Company will receive such approval prior to the consummation of such transactions, which could result in a halt in the trading of the Company's Common Stock upon consummation of such transactions until the Company receives such approval. There are also no assurances that the Company will receive such approval at all, in which case the Company's Common Stock would be removed from quotation on The NASDAQ SmallCap Market.

         If the Company's Common Stock were removed from quotation on The NASDAQ SmallCap Market, any trading in the Company's Common Stock would thereafter be conducted in the over-the-counter market on the OTC Electronic Bulletin Board or in the "pink sheets." Accordingly, the liquidity of the Company's Common Stock could be reduced and the coverage of the Company by security analysts and media could be reduced, which could result in lower prices for the Company's Common Stock than might otherwise prevail and could also result in spreads between the bid and asked prices for the Company's Common Stock. Additionally, certain investors will not purchase securities that are not quoted on The NASDAQ SmallCap Market, which could materially impair the Company's ability to raise funds through the issuance of its Common Stock or other securities convertible into its Common Stock.

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

         GOING CONCERN

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2004 the Company reported net income of $1.2 million. For the year ended December 31, 2003, the Company reported a net loss of $123,000. For the year ended December 31, 2002, the Company reported net income of $204,000. Additionally, the Company has an accumulated deficit of $27 million at December 31, 2004. The Company believes that its continuing focus on cost reductions, together with a number of other operational changes, has resulted in an improved financial condition. There can be no assurance that the Company will be profitable in future years.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has not entered into the market risk sensitive transactions required to be disclosed under this item.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See financial statements on pages F-1 through F-20 of this Annual Report on Form 10-K.



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

         Changes in internal controls. There were no significant changes in the Company's internal control over financial reporting that occurred during our fourth fiscal quarter of 2004 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.


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

         Shmuel BenTov, 50, is the founder of TACT and has been the Chairman of the Board and Chief Executive Officer of the Company since its establishment in 1983. Mr. BenTov received a B.Sc. in Economics and Computer Science in 1979 from the Bar-Ilan University in Israel. From 1979 to 1983, Mr. BenTov was a consultant Database Administrator and then an Account Manager with Spiridellis & Associates. From 1972 to 1979, Mr. BenTov served with the Israeli Defense Forces as a Programmer, Analyst, Project Manager, Database Administrator and Chief Programmer.

         Richard D. Falcone, 52, has been the Chief Financial Officer and Treasurer of the Company since July 2001 and was an advisor to the Company from January 2001 to July 2001. Mr. Falcone is a Certified Public Accountant and is a graduate of the University of Vermont. Prior to joining the Company, Mr. Falcone was the CFO for Acuent from January 1999 to July 2000 and Chief Operating Officer of Netgrocer.com from January 1997 to December 1998.

         Steven S. Mukamal, 65, has been a director of the Company since August 1997. Mr. Mukamal is the Chairman of the Compensation Committee as well as a member of the Audit Committee and the Nominating Committee. Mr. Mukamal received a B.A. in 1962 from Michigan State University and a J.D./L.L.B. in 1965 from Brooklyn Law School. Since 1965, he has been a member and senior partner of the law firm Barst & Mukamal LLP. Mr. Mukamal specializes in the areas of immigration and nationality law, consular law and real estate and debt restructuring.

         Reuven Battat, 49, has been a director of the Company since August 1997. Mr. Battat is a member of the Compensation Committee, the Audit Committee and the Nominating Committee. In 2003, Mr. Battat became the Chief Executive Officer of Actimize, LTD, a provider of enterprise technology solutions for mitigating operational risk. Mr. Battat was the President and Chief Executive Officer of ProcureNet Inc., a provider of internet business to government and business to business solutions and services, from 2000 through 2003. Mr. Battat was the Senior Vice President and General Manager of Global Marketing for Computer Associates International, Inc. and from 1995 through 1999. Mr. Battat was responsible for Computer Associates' worldwide marketing activities and long-term planning of product development in new and emerging markets.

         William Miller, 67, has been a director of the Company since July 2002. Mr. Miller is the Chairman of the Audit Committee, as well as a member of the Nominating Committee. Mr. Miller is a private investor. He is a Certified Public Accountant and an Attorney. He was affiliated for eight years with Cantor Fitzgerald, an Investment Banking Firm, as Executive Vice President responsible for corporate finance, real estate, and retail sales. Subsequent to that he was with Telerate, a computer information services company.

AUDIT COMMITTEE

         The Company's Audit Committee is comprised of three independent directors as follows: Mr. William Miller, Chairman, Mr. Steven S. Mukamal and Mr. Reuven Battat. Mr. William Miller, Chairman of the Audit Committee, is considered an "audit committee financial expert" as defined in Regulation S-K,
Item 401(h)(2).

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

NOMINATING COMMITTEE

         The Company's Nominating Committee is comprised of three independent directors as follows: Mr. Reuven Battat, Chairman, Mr. William Miller and Mr. Steven S. Mukamal.

SUBSEQUENT EVENTS

         On January 21, 2005, the Company entered into a Share Exchange Agreement (the "Share Exchange Agreement") with Vanguard Info-Solutions Corporation, a New Jersey corporation ("Vanguard"), the Vanguard shareholders and the authorized representative of the Vanguard shareholders named therein providing for an exchange of 7,312,796 shares of the Company's common stock for all of the issued and outstanding shares of capital stock of Vanguard (the "Share Exchange"). Additionally, on January 21, 2005, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Oak Finance Investments Limited ("Oak"), a British Virgin Islands company, providing for the sale of between 625,000 and 1,250,000 shares of the Company's common stock to Oak at a cash purchase price of $8.00 per share (the "Share Issuance"). The Company's Chairman and CEO, Mr. Shmuel BenTov has also entered into an agreement under which he has agreed to sell all of his shares of TACT capital stock to Oak in a separate transaction at $10.25 per share. These transactions require the approval of a majority of TACT's shares of common stock and preferred stock voting as a single class and constitutes a change of control.

         These agreements allow Vanguard to appoint three Board of Director members. Accordingly, subject to the consummation of the Share Exchange Agreement and the Share Issuance Agreement, the Board of Directors of the Company have proposed to the shareholders of the Company that they elect Andrew Ball, William Newman and Joseph Harris to the Board of Directors and Shmuel BenTov and Reuven Battat will resign from the Board.

         The NASDAQ SmallCap Market rules require the Company to reapply for initial quotation of our Common Stock in connection with the proposed Share Exchange and the Share Issuance, since these transactions would result in a change of control and potentially allow Vanguard, a non-NASDAQ entity, to obtain a NASDAQ quotation. The Company submitted a reapplication in anticipation of the Share Exchange and the Share Issuance under the symbol "VSIX." If the Share Exchange and the Share Issuance are not consummated, the Company will withdraw this reapplication and its Common Stock will continue to be quoted under the symbol "TACX".

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and certain beneficial owners of the Company's equity securities (the "Section 16 Reporting Persons") to file with the SEC reports regarding their ownership and changes in ownership of the Company's equity securities. The Company believes that, during the fiscal year 2004, its Section 16 Reporting Persons complied with all Section 16(a) filing requirements, except that (i) Robert Duncan reported three transactions late on Form 4 filed in 2004, (ii) Stephen Mukamal reported four transactions late on a Form 4 filed in 2004 and two transactions late on a Form 4 filed in 2005, (iii) Reuven Battat reported four transactions late on a Form 4 filed in 2004 and two transactions late on a Form 4 filed in 2005, (iv) Richard D. Falcone reported two transactions late on a Form 5 filed in 2005, (v) Shmuel BenTov reported one transaction late on a Form 5 filed in 2005, and (vi) William Miller reported two transactions late on a Form 4 filed in 2004 and reported two transactions late on a Form 5 filed in 2005. In making this statement, the Company has relied upon examination of the copies of Forms 3, 4 and 5 provided to the Company and the written representations of the Section 16 Reporting Persons.

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


ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2005 Annual Meeting of Shareholders, which will be filed with the SEC on or before April 30, 2005.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders, which will be filed with the SEC on or before April 30, 2005.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders, which will be filed with the SEC on or before April 30, 2005.



ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES


         The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders, which will be filed with the SEC on or before April 30, 2005.


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

 23.1          Consent of Grant Thornton, LLP

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

(b) Exhibits - The response to this portion of Item 15 is submitted as a separate section of this report.

(c) Financial Statement Schedules - The response to this portion of Item 15 is submitted as a separate section of this report at S-1.

         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE A CONSULTING TEAM, INC.


                                            By: /s/ Shmuel BenTov
                                               ------------------
                                                   Shmuel BenTov,
                                                   Chief Executive Officer
                                                   Date: March 24, 2005

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              SIGNATURE                                          TITLE                                    DATE
---------------------------------------    --------------------------------------------------    ------------------------
       /s/ Shmuel BenTov                   Chief Executive Officer and Director                      March 24, 2005
    -----------------------                 (Principal Executive Officer)
         Shmuel BenTov

    /s/ Richard D. Falcone                 Chief Financial Officer                                   March 24, 2005
    ----------------------                 (Principal Financial and Accounting Officer)
      Richard D. Falcone

       /s/ Reuven Battat                   Director                                                  March 24, 2005
    ----------------------
         Reuven Battat

      /s/ Steven Mukamal                   Director                                                  March 24, 2005
    ----------------------
       Steven Mukamal

      /s/ William Miller                   Director                                                  March 24, 2005
    ----------------------
        William Miller

ITEM 15 (a) (1) AND (2)

                           THE A CONSULTING TEAM, INC.



The following consolidated financial statements and financial statement schedule of The A Consulting Team, Inc. are included in Item 8:

Consolidated Balance Sheets..................................................F-3

Consolidated Statements of Operations........................................F-4

Consolidated Statements of Shareholders' Equity..............................F-5

Consolidated Statements of Cash Flows........................................F-6

Notes to Consolidated Financial Statements...................................F-7

The following consolidated financial statement schedule of
The A Consulting Team, Inc. is included in Item 15(d):
Schedule II - Valuation and Qualifying Accounts..............................S-1

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
The A Consulting Team, Inc.

We have audited the accompanying consolidated balance sheets of The A Consulting Team, Inc. and Subsidiaries, (the "Company") as of December 31, 2004, and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The A Consulting Team, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations, and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II listed in the index of financial statements is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



GRANT THORNTON LLP


New York, New York
February 24, 2005

                           THE A CONSULTING TEAM, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                     DECEMBER 31,         DECEMBER 31,
                                                                                         2004                 2003
                                                                                    --------------       --------------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                     $    2,493,104       $    1,409,623
      Accounts receivable- less allowance for doubtful accounts of $296,828 at
      December 31, 2004, and $305,290 at December 31, 2003                               3,810,759            3,423,271

      Unbilled receivables                                                                 260,000              133,605

      Prepaid expenses and other current assets                                            139,704               56,004
                                                                                    --------------       --------------
           Total current assets                                                          6,703,568            5,022,503

      Investments, net                                                                      87,059              368,059

      Property and equipment, net                                                          556,896              680,295

      Goodwill                                                                           1,140,964            1,140,964

      Intangibles, net                                                                      34,667              104,000

      Deposits and other assets                                                            126,363               57,874
                                                                                    --------------       --------------
           Total assets                                                             $    8,649,515       $    7,373,694
                                                                                    ==============       ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

      Accounts payable and accrued expenses                                         $    1,666,160       $    1,442,730

      Capital lease obligation                                                             290,517              290,517

      Deferred income taxes                                                                 22,500               45,000

      Current portion of long-term debt                                                    233,962              171,063
                                                                                    --------------       --------------
           Total current liabilities                                                     2,213,139            1,949,309

      Other long-term liabilities                                                           13,479              231,067

SHAREHOLDERS' EQUITY:
      Preferred stock, $.01 par value; 2,000,000 shares authorized; 571,615
      shares issued and outstanding as of December 31, 2004, and 2003                        5,716                5,716

      Common stock, $.01 par value; 30,000,000 shares authorized; 2,122,647 issued and outstanding as of December 31, 2004,and  2,107,967 issued and
      outstanding as of December 31, 2003                                                   21,227               21,080

      Paid-in capital                                                                   34,181,206           34,161,628

      Accumulated deficit                                                              (27,785,251)         (28,995,106)
                                                                                    --------------       --------------
      Total shareholders' equity                                                         6,422,898            5,193,318
                                                                                    --------------       --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $    8,649,515       $    7,373,694
                                                                                    ==============       ==============

          See accompanying notes to consolidated financial statements.

                           THE A CONSULTING TEAM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------------------------------
                                                              2004                     2003                     2002
                                                         --------------          --------------            --------------
Revenues                                                 $   25,035,167          $   21,645,763            $   24,008,964
Cost of revenues                                             17,361,526              15,829,442                16,860,418
                                                         --------------          --------------            --------------
Gross profit                                                  7,673,640               5,816,321                 7,148,546
Operating expenses:
  Selling, general and administrative                         5,952,343               5,105,462                 6,255,757
  Depreciation and amortization                                 360,859                 752,609                   873,149
  Impairment of assets and
    restructuring charges                                          --                      --                     150,000
                                                         --------------          --------------            --------------
                                                              6,313,202               5,858,071                 7,278,906
                                                         --------------          --------------            --------------
Income/(loss) from operations                                 1,360,438                 (41,750)                 (130,361)
Gain from extinguishment of debt                                   --                      --                      48,715
Interest income                                                   8,664                   8,379                     9,056
Interest expense                                                (33,313)                (66,433)                 (154,962)
                                                         --------------          --------------            --------------
Interest (expense), net                                         (24,649)                (58,055)                 (145,906)
                                                         --------------          --------------            --------------
Income/(loss) before income taxes                             1,335,789                 (99,805)                 (276,267)
Provision (benefit) for income taxes                             99,085                  23,500                  (431,165)
                                                         --------------          --------------            --------------
Net income (loss)                                        $    1,236,705          $     (123,305)           $      203,613
                                                         ==============          ==============            ==============

Net income(loss) per share
  Basic                                                  $         0.57          $        (0.07)           $         0.10
                                                         ==============          ==============            ==============

  Diluted                                                $         0.53          $        (0.07)           $         0.10
                                                         ==============          ==============            ==============

          See accompanying notes to consolidated financial statements.

                           THE A CONSULTING TEAM, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                               ADDITIONAL
                                                  PREFERRED STOCK                  COMMON STOCK (*)             PAID-IN
                                              SHARES          AMOUNT           SHARES          AMOUNT           CAPITAL
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                            -              $ -       1,779,209        $ 17,792        $ 33,140,066
  Net income                                          -                -               -               -                   -
  Preferred dividend                                  -                -               -               -                   -
  Acquisition of IOT-shares issued                    -                -         317,500           3,175             631,825
  Investment by new shareholders                571,615            5,716               -               -             371,549
                                           -------------   --------------   -------------   -------------   -----------------
Balance, December 31, 2002                      571,615          $ 5,716       2,096,709        $ 20,967        $ 34,143,440
  Net loss                                            -                -               -               -                   -
  Preferred dividend                                  -                -               -               -                   -
  Exercise of employee stock options                  -                -          11,250             113              18,188
                                           -------------   --------------   -------------   -------------   -----------------
Balance, December 31, 2003                      571,615          $ 5,716       2,107,959        $ 21,080        $ 34,161,628
  Net income                                          -                -               -               -                   -
  Preferred dividend                                  -                -               -               -                   -
  Exercise of employee stock options                  -                -          14,688             147              19,578
                                           -------------   --------------   -------------   -------------   -----------------
Balance, December 31, 2004                      571,615          $ 5,716       2,122,647        $ 21,227        $ 34,181,206
                                           =============   ==============   =============   =============   =================


                                             ACCUMULATED
                                               DEFICIT              TOTAL
--------------------------------------------------------------------------------
Balance, December 31, 2001                    $ (29,038,776)        $ 4,119,082
  Net income                                        203,613             203,613
  Preferred dividend                                 (9,862)             (9,862)
  Acquisition of IOT-shares issued                        -             635,000
  Investment by new shareholders                          -             377,265
                                           -----------------   -----------------
Balance, December 31, 2002                    $ (28,845,025)        $ 5,325,098
  Net loss                                         (123,305)           (123,305)
  Preferred dividend                                (26,776)            (26,776)
  Exercise of employee stock options                      -              18,301
                                           -----------------   -----------------
Balance, December 31, 2003                    $ (28,995,106)        $ 5,193,318
  Net income                                    $ 1,236,705           1,236,705
  Preferred dividend                                (26,850)            (26,850)
  Exercise of employee stock options                      -              19,725
                                           -----------------   -----------------
Balance, December 31, 2004                    $ (27,785,251)        $ 6,422,898
                                           =================   =================

* Adjusted for the January 7, 2004 reverse stock split (See Note 1)


          See accompanying notes to consolidated financial statements.

                           THE A CONSULTING TEAM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                             2004                2003                2002
                                                                       -----------------   -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)                                                            $ 1,236,705          $ (123,305)          $ 203,613
Adjustments to reconcile net income(loss) to  net cash provided by
(used in) operating activities, net of acquired assets:
Depreciation and amortization                                                   360,859             752,609             873,149
Gain from extinguishment of debt                                                      -                   -             (48,715)
Deferred income taxes                                                           (22,500)            (22,500)            (22,500)
Impairment of assets and restructuring charges                                        -                   -             150,000
Provision for doubtful accounts                                                 145,000              40,000              25,000
Amortization of deferred financing cost                                          10,000                   -                   -
Changes in operating assets and liabilities:
Accounts receivable                                                            (532,488)           (386,383)          2,828,145
Unbilled receivables                                                           (126,395)           (133,605)                  -
Prepaid expenses and other current assets                                       (53,150)              3,668              63,145
Accounts payable and accrued expenses                                           223,431            (218,907)         (1,274,410)
                                                                       -----------------   -----------------   -----------------
Net cash provided by (used in)  operating activities                          1,241,460             (88,422)          2,797,427

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                             (168,127)            (23,487)            (47,322)
Proceeds from Sale of Investment                                                250,450                   -                   -
Acquisition of IOT assets, net of cash received                                       -                   -            (259,382)
Deposits                                                                        (38,489)             13,259              15,366
                                                                       -----------------   -----------------   -----------------
Net cash provided by (used in) investing activities                              43,834             (10,228)           (291,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock                                                 -                   -             377,265
Proceeds from conversion of stock options                                        19,726              18,300                   -
Payment of deferred financing cost                                              (40,000)                  -                   -
Loan payable - bank                                                                   -                   -          (1,873,293)
Dividend paid to Preferred Shareholders                                         (26,850)            (23,140)                  -
Repayment of long-term debt                                                    (154,690)           (261,715)            (26,019)
Repayment on note issued for assets acquired                                          -                   -            (140,000)
Repayment of capital lease obligation                                                 -                   -             (15,800)
                                                                       -----------------   -----------------   -----------------
Net cash (used in) financing activities                                        (201,814)           (266,554)         (1,677,847)
                                                                       -----------------   -----------------   -----------------

Net increase (decrease) in cash and cash equivalents                          1,083,481            (365,205)            828,242
Cash and cash equivalents at beginning of period                              1,409,623           1,774,828             946,586
                                                                       -----------------   -----------------   -----------------
Cash and cash equivalents at end of period                                  $ 2,493,104         $ 1,409,623         $ 1,774,828
                                                                       =================   =================   =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                       $ 33,313            $ 66,433           $ 154,962
                                                                       =================   =================   =================
Cash paid during the period for income taxes                                   $ 99,085            $ 48,457            $ 30,000
                                                                       =================   =================   =================

SUPPLEMENTAL DISCLOSURE OF  NON-CASH INVESTING
AND FINANCING ACTIVITY:
Acquisition of International Object Technology, Inc. ("IOT")
      Tangible assets acquired (including cash of $10,618)                                                       $729,731
      Liabilities assumed                                                                                        (709,186)
      Goodwill                                                                                                  1,181,520
      Employee Agreements                                                                                         312,000
      Equity Issued                                                                                              (635,000)
      Notes issued, net discount of $40,935                                                                      (609,065)
                                                                                                         -----------------
      Cash paid                                                                                                 $ 270,000
      less: Cash received in acquisition                                                                          (10,618)
                                                                                                         -----------------
      Net Cash Paid                                                                                             $ 259,382
                                                                                                         =================

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

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the years ended December 31, 2004, 2003, and 2002, the Company reported a net income of $1,236,705. a net loss of $123,305, and net income of $203,613, respectively. Additionally, the Company has an accumulated deficit of $27,785,251 as of December 31, 2004. The Company has implemented a plan whereby it is actively managing its personnel utilization rates and is constantly monitoring project requirements and timetables.

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

     Earnings Per Share

         The Company calculates earnings per share in accordance with Financial Accounting Standards Board (FASB) Statement No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net earnings available to common shares by weighted average common shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities except when it is anti-dilutive, including the effect of shares issuable under the Company's incentive plans. All share and per share amounts used in the Company's financial statements and notes thereto have been retroactively restated to reflect the one-for-four reverse stock split, which occurred on January 7, 2004.

                           THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Long-Lived Assets

         The Company adopted the provisions of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets " effective January 1, 2002. When impairment indicators are present, the Company reviews the carrying value of its assets in determining the ultimate recoverability of their unamortized values using analyses of future undiscounted cash flows expected to be generated by the assets. If such assets are considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeded its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell.

         In the third quarter of 2002, after extensive review of changing market conditions, the Company wrote-off $150,000, which related to the permanent impairment of the investments. These charges relate to the Company's investments in Methoda Computer, Ltd ($132,000) and Always-On Software, Inc. ($18,000). (See
Note 14)

     Goodwill and Intangible Assets

         The Company adopted the provisions of FASB Statement No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142) effective January 1, 2002. SFAS No. 142 required that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment using the guidance for measuring impairment set forth in this statement. As prescribed under SFAS 142, the Company had an evaluation done of its goodwill and intangible assets, which was performed by an independent third party. The Company tested for impairment using the guidance for measuring impairment set forth in SFAS No. 142 and it was determined that there was no impairment at December 31, 2004, 2003 and 2002.

         In accordance with SFAS No. 142, the following are changes in the carrying amount of goodwill for the year ended December 31, 2004, 2003 and 2002:


                                                               2004                2003               2002
                                                         -----------------    ---------------    ---------------
Balance as of January 1,                                      $ 1,140,964        $ 1,181,520                $ -
Goodwill acquired during the year                                       -                  -          1,181,520
Reclass of reduction in reserve for acquisition costs                   -            (40,556)                 -
                                                         -----------------    ---------------    ---------------
Balance as of December 31,                                    $ 1,140,964        $ 1,140,964        $ 1,181,520
                                                         =================    ===============    ===============

                           THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following summarizes the carrying amounts of acquired intangible assets and related amortization:


                                                                         YEAR ENDED DECEMBER 31,
                                                            2004                   2003                   2002
                                                     -------------------    -------------------    -------------------
Amortized intangible assets
      Employee Contracts- gross carrying amount               $ 312,000              $ 312,000              $ 312,000
Less accumulated amortization                                  (277,333)              (208,000)               (52,000)

                                                     -------------------    -------------------    -------------------
Unamortized intangible assets                                 $  34,667              $ 104,000              $ 260,000
                                                     ===================    ===================    ===================

Amortization expense
    For the year ended 12/31/02                               $       -              $       -              $  52,000
    For the year ended 12/31/03                               $       -              $ 156,000              $       -
    For the year ended 12/31/04                               $  69,333              $       -              $       -
Estimated amortization expense:
    For the year ended 12/31/05                               $  34,667              $       -              $       -


         During 2004, the Company recorded amortization of intangible assets of ($69,333) as part of the purchase price of IOT (See Note 2). The intangible amount pertains to certain employment agreements. The Company is amortizing the cost of these employee contracts over a three-year period of the asset's estimated useful life.


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

                           THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Stock-Based Compensation

         At December 31, 2004, the Company has stock based compensation plans, which are described more fully in Note 12. As permitted by SFAS No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's stock and the exercise price of the option. No stock based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123.

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:


                                                                YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------------------
                                                      2004              2003                2002
                                                 ---------------   ----------------    ----------------
Net income (loss), as reported                   $     1,237,000   $      (123,000)    $       204,000
Deduct:
Total stock based compensation
     expense determined under fair
     value based method for all awards                   (20,000)          (85,000)           (117,000)

                                                 ---------------   ---------------     ---------------
     Pro forma net income (loss)                 $     1,217,000   $      (208,000)    $        87,000
                                                 ===============   ===============     ===============

Earnings per share:
  Basic - as reported                            $          0.57   $         (0.07)    $          0.10
                                                 ===============   ===============     ===============
  Basic - pro forma                              $          0.57   $         (0.06)    $          0.02
                                                 ===============   ===============     ===============


  Diluted - as reported                          $          0.53   $         (0.07)    $          0.10
                                                 ===============   ===============     ===============
  Diluted - pro forma                            $          0.53   $         (0.06)    $          0.02
                                                 ===============   ===============     ===============

         The fair value of options at the date of grant was estimated using the Black-Scholes model with the following assumptions:

                                                      2004              2003             2002
                                                  --------------    --------------   -------------
Expected life (years)                                      4.00              4.00            4.00
Risk free interest rate                                    3.00 %            3.00 %          3.00 %
Expected volatility                                        0.96              0.83            0.83
Expected dividend yield                                    0.00              0.00            0.00
Weighted average fair value per option                    $3.53             $0.80           $0.80

         The weighted average fair value of options granted by the Company was $3.53 in 2004, $.80 in 2003, and $0.80 in 2002.

     Segment Information

         The disclosure of segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" is not required as the Company operates in only one business segment.

                           THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

         In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share Based Payment (Statement 123 (R) ). This Statement requires that the costs of employee share based payments be measured at fair value on the awards' grant date using an option-pricing model and recognized in the financial statements over the requisite service period. This Statement does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants SOP 93-6, "Employer's Accounting for Employee Stock Ownership Plans." Statement 123 (R) supersedes Opinion 25, Accounting for Stock Issued to Employees and its related interpretations, and eliminates the alternative to use Opinion 25's intrinsic value method of accounting, which the Company is currently using. Statement 123
(R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123 (R). The second method is the modified retrospective application, which requires that the Company restates prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. The Company is currently determining which transition method it will adopt and is evaluating the impact Statement 123 (R) will have on its financial position, results of operations, EPS and cash flows when the Statement is adopted.


2. ACQUISITIONS

         On July 19, 2002, the Company consummated the acquisition of all of the issued and outstanding capital stock of IOT, a New Jersey corporation, pursuant to a Stock Purchase Agreement dated as of June 28, 2002 among TACT, IOT and the holders of all of the issued and outstanding capital stock of IOT (the "IOT Stockholders"). TACT acquired all of the issued and outstanding capital stock of IOT from the IOT Stockholders in exchange for an aggregate of three hundred seventeen thousand five hundred (317,500) shares of unregistered TACT Common Stock, which has been retroactively adjusted to reflect the one-for-four reverse stock split that occurred on January 7, 2004, and is valued at $635,000 (the "Acquisition Shares") and the obligation to make certain deferred cash payments of six hundred fifty thousand ($650,000) in the aggregate (the "Deferred Payments"). The Acquisition Shares were issued by TACT to the IOT Stockholders at the closing of the acquisition. Subject to the terms and conditions of the Stock Purchase Agreement, the Deferred Payments are payable as follows: (i) an aggregate of $140,000 on or before September 2, 2002, (ii) an aggregate of $210,000 on or before April 1, 2003, (iii) an aggregate of $100,000 on or before April 1, 2004, and (iv) an aggregate of $200,000 on or before January 2, 2005. The consideration paid by TACT for the acquisition of IOT was determined through arms-length negotiation by the management of TACT and a majority of the IOT Stockholders. The acquisition was accounted for under the purchase method of accounting for business combinations and operations of IOT has been included from the date of acquisition. The purchase price of the acquisition exceeded the fair market value of the net assets acquired, resulting in the recording of goodwill of $1,181,520 and other intangibles of $312,000. The three majority shareholders of IOT received employment agreements for a three-year period at an annual salary of $160,000 per year each. For the year ended December 31, 2004, the amortization expense for the intangible asset was $69,333.

         IOT was a privately owned, professional services firm that provides data management and business intelligence solutions, technology consulting and project management services. IOT will operate as a wholly owned subsidiary of TACT. The acquisition was made to increase the depth of the Company's services and solutions offerings and provide the Company with significant cross-selling opportunities.

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

4. NET INCOME (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended December 31, 2004, 2003 and 2002.

                                                                              YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------------------------
                                                                    2004                 2003                2002
                                                            ------------------   ------------------  ------------------
     Numerator for basic net income(loss) per share
        Net income (loss)                                           1,236,705             (123,305)            203,613
        Preferred Dividend                                             26,850               26,776               9,861
                                                            ------------------   ------------------  ------------------
        Net income (loss) available to
        common stockholders                                       $ 1,209,855           $ (150,081)          $ 193,752
                                                            ==================   ==================  ==================

     Numerator for diluted net income(loss) per share
        Net income (loss) available to common
        stockholders & assumed conversion                         $ 1,236,705           $ (150,081)          $ 203,613
                                                            ==================   ==================  ==================

     Denominator:
        Denominator for basic income (loss) before
        extraordinary item and net loss per share
           - weighted-average shares                                2,110,072            2,098,810           1,923,615

        Effect of dilutive securities:
        Preferred shares                                              142,903                    -              52,588
        Employee stock options                                         59,046                    -              20,469
                                                            ------------------   ------------------  ------------------
        Denominator for diluted earnings (loss) per
           share - adjusted weighted-average shares                 2,312,021            2,098,810           1,996,672
                                                            ==================   ==================  ==================

     Basic earnings income (loss) per share:
                                                            ------------------   ------------------  ------------------
        Net income (loss)                                              $ 0.57              $ (0.07)             $ 0.10
                                                            ==================   ==================  ==================

     Diluted earnings income (loss) per share:
                                                            ------------------   ------------------  ------------------
        Net income (loss)                                              $ 0.53              $ (0.07)             $ 0.10
                                                            ==================   ==================  ==================

                           THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         During the year ended December 31, 2004 and 2002, there were 159,140 and 157,494 options, respectively, that were excluded from the computation of diluted earnings per share. All options and warrants outstanding during 2003 (see Notes 13) were not included in the computation of net loss per share because the effect would be antidilutive.

5. PROPERTY AND EQUIPMENT

         Property and equipment, at cost, consists of the following:

                                                                        DECEMBER 31,
                                                           --------------------------------------
                                                                  2004                   2003
                                                           ------------------   ------------------
 Equipment and leaseholds                                        $ 5,516,985          $ 5,378,358
 Software                                                            972,879              943,379
 Furniture and fixtures                                            1,107,272            1,107,272
 Automobiles                                                         158,769              158,769
                                                           ------------------   ------------------
                                                                   7,755,905            7,587,778
 Less accumulated depreciation and amortization                    7,199,009            6,907,483
                                                           ------------------   ------------------
                                                                   $ 556,896            $ 680,295
                                                           ==================   ==================

6. CREDIT ARRANGEMENT

         The Company has a line of credit of $4.0 million with Keltic Financial Partners, LP, (Keltic) based on the Company's eligible accounts receivable balances. The line of credit has certain financial covenants, which the Company must meet on a quarterly basis. There was no outstanding balance at December 31, 2004 or 2003. The Company's Chief Executive Officer initially guaranteed $1 million of the line of credit. The line of credit bears interest at a variable rate based on prime plus 2% and the rate was 7.25% at December 31, 2004. In July 2002, the credit line was amended to reduce the guarantee of the Company's Chief Executive Officer to $400,000, and to reflect the Company's acquisition of International Objects Technology, Inc. In March 2004, the line of credit was amended and restated to include the following: an extension to June 2007, the removal of the guarantee of the Chief Executive Officer and less restrictive financial covenants.

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

7. CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         The Company has the following commitments as of December 31, 2004, and is comprised of long term obligations of an automobile loan, shareholder loan, note payable for acquisition and employment contracts. In addition, there is a capital lease obligation and operating lease obligation as well. The automobile loan is payable in monthly installments of $1,262 including interest at 6%. As of December 31, 2004, the loan matures as follows: 2005 - $13,885 and 2006 - $13,478. The shareholder loan is payable in monthly installments of $5,000 including interest at 3.9%. As of December 31, 2004, the loan matures as follows: 2005 - $20,077. The note payable for acquisition is payable as follows:
2005 - $200,000. The employment contracts are payable as follows: 2005 - $132,000. One of the Company's subsidiaries, T3 Media, which ceased operations in 2001, had entered into a series of capital lease obligations, which the Company had guaranteed. The Company continues the process of negotiating buy-outs on these leases. The Company has two operating leases for its corporate headquarters located in NY and its branch office in NJ. The annual amounts due for both locations are as follows: 2005 - $308,663, 2006 - $308,663 and 2007 -
$191,100.


         As of December 31, 2004, the Company does not have any "Off Balance Sheet Arrangements".

                           THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company's commitments at December 31, 2004, are comprised of the following:


--------------------------------------------------------------------------------------------------------------------------------
      CONTRACTUAL OBLIGATIONS                                         PAYMENTS DUE BY PERIOD
                                     -------------------------------------------------------------------------------------------
                                          TOTAL             LESS THAN 1       1 - 3           3 - 5       MORE THAN
                                                                YEAR          YEARS           YEARS        5 YEARS
--------------------------------------------------------------------------------------------------------------------------------
Long Term Obligations
Automobile Loan                              $ 27,363        $ 13,885        $ 13,478          $ -          $ -
Shareholder Loan                               20,077          20,077               -            -            -
Acquisition Note                              200,000         200,000               -            -            -
Employment Contracts                          132,000         132,000               -            -            -
--------------------------------------------------------------------------------------------------------------------------------
Capital Lease Obligations
Capital Lease - Short Term                    290,517         290,517               -            -            -
--------------------------------------------------------------------------------------------------------------------------------
Operating Leases
Rent                                          808,426         308,663         499,763            -            -
--------------------------------------------------------------------------------------------------------------------------------
Total                                     $ 1,478,383       $ 965,142       $ 513,241          $ -          $ -
--------------------------------------------------------------------------------------------------------------------------------

         The Company presently employs, Victoria BenTov, the sister of the Chief Executive Officer and President, as a billable consultant. On January 1, 2005 her salary was increased from $88,000 to $140,000 and she was paid a $10,000 bonus.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consists of the following:

                                                  DECEMBER 31,
                                      -----------------------------------
                                             2004               2003
                                      ----------------   ----------------
Accounts payable                             $490,818           $218,297
Payroll                                       533,065            552,488
Bonuses                                       108,956             99,956
Other accrued expenses                        533,321            571,989
                                      ----------------   ----------------
                                           $1,666,160         $1,442,730
                                      ================   ================

9.   INCOME TAXES

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

                           THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and (liabilities) consist of the following:

                                                        DECEMBER 31,
                                             ----------------------------------
                                                  2004               2003
                                             ---------------    ---------------
Licensing revenues                            $   (53,000)      $   (67,000)
Accounts receivable reserve                       119,000           157,000
Depreciation and amortization                     201,000           243,000
Investments                                       928,000           981,000
Other                                              29,000            21,000
Accounting method change                          (22,500)          (45,000)
Net operating losses                            4,439,000         5,920,000
                                              -----------       -----------
                                                5,640,500         7,210,000
Valuation allowance                            (5,663,000)       (7,255,000)
                                              -----------       -----------
                                              $   (22,500)      $   (45,000)
                                              ===========       ===========

The deferred tax liability at December 31, 2004 and 2003 relates to the change in accounting methods for tax purposes arising from the IOT acquisition.

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

         For the year ended December 31, 2004, approximately $1,354,000 of federal and $760,000 of state net operating losses were utilized to offset current year income. As a result, at December 31, 2004, the Company has federal net operating loss carry forwards of approximately $10.2 million which will begin to expire in 2020. In addition, the Company has state net operating loss carry forward of approximately $16.4 million remaining which will expire 2009 to 2012. The full utilization of the deferred tax assets in the future is dependent upon the Company's ability to generate taxable income; accordingly, a valuation allowance of an equal amount has been established. During the years ended December 31, 2004, 2003, and 2002, the valuation allowance decreased by $1,592,000, $69,000 and $5,805,000, respectively.

         In March 2002, new legislation was enacted that allowed for losses incurred in 2001 to be carried back five years. The tax effect relating to this legislation, amounting to $438,665 was recorded as a refund in the first quarter of 2002.

         Significant components of the provision for income taxes are as follows:

                                             YEAR ENDED DECEMBER 31,
                                     2004            2003            2002
                                   ---------       ---------       ---------
Current:
    Federal                        $  35,625       $    --         $(438,665)
    State and local                   85,960          46,000          30,000
                                   ---------       ---------       ---------
       Total Current               $ 121,585       $  46,000       $(408,665)
                                   ---------       ---------       ---------
Deferred:
    Federal                           (5,625)        (19,125)         (5,063)
    State and local                  (16,875)         (3,375)        (17,437)
                                   ---------       ---------       ---------
       Total Deferred                (22,500)        (22,500)        (22,500)
                                   ---------       ---------       ---------
Total                              $  99,085       $  23,500       $(431,165)
                                   =========       =========       =========

                           THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         A reconciliation between the federal statutory rate and the effective income tax rate for the years ended December 31, 2004, 2003, and 2002.

                                                       2004          2003          2002
                                                    -----------   -----------   -----------
Federal statutory rate                                 34.0 %        (34.0)%       (34.0)%
State and local taxes net of federal tax benefit        5.7           45.6           7.0
Non-deductible expenses                                 5.4            4.8           2.2
Carryback of losses for which no benefit was
       previously recorded                                             -          (158.78)
Change in valuation allowance                         (37.68)         7.15          27.51
                                                       -----         ------        ------
Total                                                  7.42 %        23.55 %      (156.07)%
                                                       =====         ======        ======


10. RETIREMENT PLAN

         The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code for its employees. Participants can make elective contributions subject to certain limitations. Under the plan, the Company can make matching contributions on behalf of all participants. There were no such contributions made by the Company in 2004, 2003 and 2002.

11. CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and accounts receivable. The Company maintains its cash balances on deposit with a limited number of financial institutions. For the year ended December 31, 2004, the Company had two customers which accounted for 20% and 19% of revenues, respectively. For the year ended December 31, 2003, the Company had one customer which represented 28% of revenues. For the year ended December 31, 2002, the Company had revenues from two customers which represented 25% and 24% of revenues, respectively. Besides these customers, no other customer represented greater than 10% of the Company's revenues. Three customers represented approximately 10%, 14% and 17% of accounts receivable as of December 31, 2004, and three customers represented approximately 10%, 13% and 15% of accounts receivable as of December 31, 2003 and two customers represented approximately 17% and 15%, of accounts receivable as of December 31, 2002.

12.  LEASES

         The Company leases office space under non-cancelable operating leases. The future minimum payments for all non-cancelable operating leases as of December 31, 2004 are as follows:

       2005                                                 308,663
       2006                                                 308,663
       2007                                                 191,100
                                                          ----------
       Total minimum future lease payments                $ 808,426
                                                          ==========

         Office leases are subject to escalations based on increases in real estate taxes and operating expenses. Rent expense for the years ended December 31, 2004, 2003, and 2002 was approximately $299,121, $340,000, and $307,000, respectively.

         In 2001, T3 Media stopped paying its capital lease obligations. The Company was a guarantor of the majority of these obligations and is continuing the process of negotiating buy-outs of the remaining leases. For the year ended December 31, 2004, $291,000 of T3 Media's capital lease obligations remained outstanding.

                           THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13. STOCK OPTION PLAN

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

         Information with respect to options under the Company's Plan (adjusted for reverse stock split that occurred on January 7, 2004) is as follows:

                                                                WEIGHTED
                                                NUMBER OF       AVERAGE
                                                 SHARES      EXERCISE PRICE
                                                 ------      --------------
Balance - January 1, 2002                         256,679        $7.94
     Granted during 2002                          99,500          1.57
     Forfeitures during 2002                    (107,025)         5.17
                                                 -------

Balance - December 31 2002                       249,154          6.58
     Granted during 2003                           1,000          1.81
     Exercised during 2003                       (11,250)         1.63
     Forfeitures during 2003                     (80,383)        13.75
                                                 -------
Balance - December 31, 2003                      158,521          3.27
     Granted during 2004                         154,750          4.61
     Exercised during 2004                       (14,688)         1.34
     Forfeitures during 2004                     (48,020)         4.94
                                                 -------
Balance - December 31, 2004                      255,563         $3.91
                                                 =======

         At December 31, 2004, 2003 and 2002, 96,657, 83,959, and 119,154
options, respectively, were exercisable with weighted average exercise prices of $3.56, $4.78 and $11.48, respectively.

                           THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following table summarizes the status of the stock options outstanding and exercisable at December 31, 2004:

                                     STOCK OPTIONS OUTSTANDING
---------------------------------------------------------------------------------------------------
                                                                                     NUMBER OF
                           WEIGHTED                             WEIGHTED-              STOCK
  EXERCISE PRICE            AVERAGE          NUMBER OF          REMAINING             OPTIONS
       RANGE            EXERCISE PRICE        OPTIONS        CONTRACTUAL LIFE       EXERCISABLE
--------------------   ------------------   -------------   -------------------   -----------------
   $0.00 - $4.80            $2.411               178,125        6.3 years               86,219
   $4.80 - $9.60            $5.909                67,750        5.5 years                  750
  $14.40 - $19.20           $15.504                8,000        4.9 years                8,000
  $19.20 - $24.00           $23.248                  188         .3 years                  188
  $24.00 - $28.80           $27.000                1,000        2.2 years                1,000
  $28.80 - $33.60           $30.000                  500        3.8 years                  500
                                                 -------                                ------
                                                 255,563                                96,657
                                                 =======                                ======

         At December 31, 2004, the Company had 300,000 shares of Common Stock reserved in connection with the Stock Option Plan.


14. IMPAIRMENT OF ASSETS AND RESTRUCTURING CHARGES

         The Company began to restructure its operations in 2000 and has continued to restructure its operations through 2002. The restructuring was completed in the first quarter of 2003.


         The restructuring charges for the year ended December 31, 2002 was approximately $150,000, consisting of following:

                                                                      2002
                                                                   ----------
Write-off of the investment in Always-On Software, Inc.             $ 18,000
Write-down of the investment in Methoda Computers Ltd.               132,000
                                                                   ----------
                                                                   $ 150,000
                                                                   ==========

         At December 31, 2004 and 2003, the Company had no restructuring charge liability. The Company had restructuring charge liabilities of approximately $11,000 at December 31, 2002. During the year ended December 31, 2002, the Company recorded additions to its restructuring liability of $125,000 related to the acquisition of IOT and recorded payments of approximately $275,000 consisting of $141,000 related to the reduction of the leased space, which IOT formerly occupied, and $134,000 in severance costs.

15. GAIN FROM EXTINGUISHMENT OF DEBT

         The 2002 gain from extinguishment of debt relates to T3 Media's capital lease obligations. The Company was a guarantor of the majority of these obligations and was able to settle $65,000 of the leases for $16,000 resulting in the gain from extinguishment of debt of $49,000 in 2002.

16. EMPLOYMENT AGREEMENT OF CHIEF EXECUTIVE OFFICER

         The Company has entered into an employment agreement with Shmuel BenTov, its Chairman, Chief Executive Officer and President, which terminated on December 31, 2004. The contract calls for a salary of $300,000 per year, which was subsequently reduced to $240,000 in May 2002. His employment agreement contains non-competition, non-disclosure and non-solicitation covenants. It also contains a Board of Director's approved annual bonus that is not to exceed one percent of the Company's total revenues for the year. In the event that he is terminated by the Company, he is to receive severance pay that is two times his then annual salary and is payable within 30 days of the termination.

                           THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17. SALES OF PREFERRED SHARES

         In 2002, the Company issued 530,304 shares of Series A Preferred Stock and 41,311 shares of Series B Preferred Stock. The shares of Series A and Series B Preferred Stock are convertible into Common Stock on a 4:1 basis, which reflects the Company's one-for-four reverse stock split that occurred on January 7, 2004 and are subject to further adjustment for stock splits, consolidations and stock dividends. In addition, the shares of Series A and B Preferred Stock are entitled to a 7% cumulative dividend payable semi-annually. The Company has also agreed to grant "piggyback" registration rights to the Preferred Stockholders for the shares of Common Stock issuable upon conversion of the Series A and Series B Preferred Stock. The Series A and Series B Preferred Stock carries a liquidation preference in that the Series A and Series B shareholders are paid before any other class of stock.

18. (a) SUBSEQUENT EVENTS

         On January 21, 2005, the Company entered into a Share Exchange Agreement (the "Share Exchange Agreement") with Vanguard Info-Solutions Corporation, a New Jersey corporation ("Vanguard"), the Vanguard shareholders and the authorized representative of the Vanguard shareholders named therein providing for an exchange of 7,312,796 shares of the Company's common stock for all of the issued and outstanding shares of capital stock of Vanguard (the "Share Exchange"). Additionally, on January 21, 2005, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Oak Finance Investments Limited ("Oak"), a British Virgin Islands company, providing for the sale of between 625,000 and 1,250,000 shares of the Company's common stock to Oak at a cash purchase price of $8.00 per share (the "Share Issuance"). The Company's Chairman and CEO, Mr. Shmuel BenTov has also entered into an agreement under which he has agreed to sell all of his shares of TACT capital stock to Oak in a separate transaction at $10.25 per share. These transactions require the approval of a majority of TACT's shares of common stock and preferred stock voting as a single class and constitutes a change of control.

         In addition, the Company's Board of Directors has approved the payment of a $0.75 per share cash dividend to holders of its common stock and preferred stock of record at a date to be determined in the future, if the Share Exchange Agreement and the Share Issuance are consummated.

         If the transactions are consummated the Chief Executive Officer of Vanguard will become the Chief Executive Officer of the combined companies.

         These agreements allow Vanguard to appoint three Board of Director members. Accordingly, subject to the consummation of the Share Exchange Agreement and the Share Issuance Agreement, the Board of Directors of the Company have proposed to the shareholders of the Company that they elect Andrew Ball, William Newman and Joseph Harris to the Board of Directors and Shmuel BenTov and Reuven Battat will resign from the Board of Directors.

18. (b) SUBSEQUENT EVENTS (UNAUDITED)

         In March 2005, the Board of Directors set March 21, 2005 as the record date for the payment of the $0.75 per share dividend discussed in Note 18. (a) above.

         Under the terms of the loan agreement with Keltic Financial Partners, LP, their consent to the proposed transaction with Vanguard was required; Keltic provided their consent in March 2005.

         The NASDAQ SmallCap Market rules require the Company to reapply for initial quotation of our Common Stock in connection with the proposed Share Exchange and the Share Issuance, since these transactions would result in a change of control and potentially allow Vanguard, a non-NASDAQ entity, to obtain a NASDAQ quotation. The Company submitted a reapplication in anticipation of the Share Exchange and the Share Issuance under the symbol "VSIX." If the Share Exchange and the Share Issuance are not consummated, the Company will withdraw this reapplication and its Common Stock will continue to be quoted under the symbol "TACX".

                           THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


19. QUARTERLY RESULTS (UNAUDITED)


         The following is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003.

                                                                               QUARTER ENDED
                                           ---------------------------------------------------------------------------------------
(in thousands, except per share amounts)     MARCH 31, 2004       JUNE 30, 2004      SEPTEMBER 30, 2004          DECEMBER 31, 2004
                                           ---------------------------------------------------------------------------------------
Revenues                                           $ 5,801             $ 6,347               $ 6,585              $ 6,302
Gross profit                                         1,682               1,907                 2,098                1,986
Income (loss) from operations                          275                 337                   398                  351
Other income(expense):                                   -                   -                     -                    -
Gain from extinguishment of debt                         -                   -                     -                    -
Net income (loss)                                      220                 298                   370                  349
Net income (loss) per share-basic
     and dilutive                                  $  0.10             $  0.14               $  0.16              $  0.16

                                                                                  QUARTER ENDED
                                           ---------------------------------------------------------------------------------------
                                             MARCH 31, 2003       JUNE 30, 2003      SEPTEMBER 30, 2003          DECEMBER 31, 2003
                                           ---------------------------------------------------------------------------------------
Revenues                                           $ 5,110             $ 5,278               $ 5,554              $ 5,704
Gross profit                                         1,337               1,326                 1,561                1,592
Income (loss) from operations                         (120)               (211)                  182                  106
Other income(expense):                                   -                   -                     -                    -
Gain from extinguishment of debt                         -                   -                     -                    -

Net income (loss)                                     (144)               (221)                  168                   73
Net income (loss) per share-basic
     and dilutive                                  $ (0.07)(1)         $ (0.11)(1)           $  0.08 (1)          $  0.03 (1)
----------------------------------------------------------------------------------------------------------------------------------

(1) All share and per share amounts have been retroactively restated to reflect the one-for-four reverse stock split, which occurred on January 7, 2004.

                           THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                       COL. A                  COL. B                      COL. C                   COL. D              COL. E
----------------------------------------------------------------------------------------------- ----------------   -----------------
                                                                        ADDITIONS
                                                            -----------------------------------
                                                                 (1)               (2)
                                                            --------------- -------------------
                                             BALANCE AT       CHARGED TO        CHARGED TO
                                            BEGINNING OF      COSTS AND       OTHER ACCOUNTS     DEDUCTIONS -        BALANCES AT
                     DESCRIPTION               PERIOD          EXPENSES          DESCRIBE          DESCRIBE         END OF PERIOD
----------------------------------------------------------- --------------- ------------------- ----------------   -----------------
Reserves and allowances deducted from
   asset accounts:
For the year ended December 31, 2004
   Allowance for doubtful accounts               $ 305,290       $ 145,000                 $ -       $ (153,462) (a)      $ 296,828
For the year ended December 31, 2003
   Allowance for doubtful accounts               $ 380,472        $ 40,000                 $ -       $ (115,182) (b)      $ 305,290
For the year ended December 31, 2002
   Allowance for doubtful accounts               $ 652,048        $ 25,000                 $ -       $ (296,576)( c)      $ 380,472

(a) Uncollectible accounts written off during 2004.

(b) Uncollectible accounts written off during 2003.

(c) Uncollectible accounts written off during 2002.

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

    3.2 Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Form 10Q for the period ended June 30, 2001, as previously filed with the SEC on August 10, 2001.

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

    23.1       Consent of Grant Thornton, LLP

    31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

    31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

    32.1 Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.