Form 10-Q
period 2005-03-31
A CONSULTING TEAM INC
filed 2005-05-12
CIK 1040792

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the three-month period ended: March 31, 2005

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________


                         Commission file number: 0-22945

                           THE A CONSULTING TEAM, INC.
                           ---------------------------
             (Exact name of Registrant as specified in its charter)


             NEW YORK                                    13-3169913
             --------                                    ----------
    (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)

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

As of May 12, 2005, there were 2,184,055 shares of Common Stock, with $.01 par value per share, outstanding.

                           THE A CONSULTING TEAM, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION.............................................................................................3

   ITEM 1. FINANCIAL STATEMENTS...........................................................................................3
         Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004.................................3
         Condensed Consolidated Statement of Operations for the three months ended March 31, 2005 and 2004................4
         Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2005 and 2004................5
         Notes to Condensed Consolidated Financial Statements.............................................................6
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................11
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................................20
   ITEM 4.  CONTROLS AND PROCEDURES......................................................................................20

PART II. OTHER INFORMATION...............................................................................................20

   ITEM 1.  LEGAL PROCEEDINGS............................................................................................21
   ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..................................................21
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..............................................................................21
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................................21
   ITEM 5.  OTHER INFORMATION............................................................................................21
   ITEM 6.  EXHIBITS ....................................................................................................21

SIGNATURES...............................................................................................................24


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                          THE A CONSULTING TEAM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         MARCH 31,               DECEMBER 31,
                                                                                            2005                     2004
                                                                                    ---------------------    ---------------------
                                                                                        (unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                               $ 1,456,593              $ 2,493,104
     Accounts receivable- less allowance for doubtful accounts
          of $296,828 at March 31, 2005, and December 31, 2004                                 4,467,430                3,810,759
     Unbilled receivables                                                                        373,800                  260,000
     Prepaid expenses and other current assets                                                   261,736                  139,704
                                                                                    ---------------------    ---------------------
          Total current assets                                                                 6,559,559                6,703,568
     Investments, net                                                                            112,059                   87,059
     Property and equipment, net                                                                 518,379                  556,896
     Goodwill                                                                                  1,140,964                1,140,964
     Intangibles, net                                                                             17,333                   34,667
     Deposits and other assets                                                                   123,363                  126,363
                                                                                    ---------------------    ---------------------
          Total assets                                                                       $ 8,471,657              $ 8,649,515
                                                                                    =====================    =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                                   $ 1,848,018              $ 1,666,160
     Capital lease obligation                                                                    290,517                  290,517
     Deferred income taxes                                                                        16,875                   22,500
     Current portion of long-term debt                                                            19,319                  233,962
                                                                                    ---------------------    ---------------------
          Total current liabilities                                                            2,174,728                2,213,139
     Other long-term liabilities                                                                   9,876                   13,479

SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 2,000,000 shares authorized; 571,615
     shares issued and outstanding as of March 31, 2005, and December 31, 2004.                    5,716                    5,716

     Common stock, $.01 par value; 30,000,000 shares authorized; 2,183,430 issued and outstanding as of March 31, 2005; 2,122,647 issued and
     outstanding as of December 31, 2004.                                                         21,835                   21,227

     Paid-in capital                                                                          34,310,599               34,181,206

     Accumulated deficit                                                                     (28,051,097)             (27,785,251)
                                                                                    ---------------------    ---------------------
     Total shareholders' equity                                                                6,287,053                6,422,898
                                                                                    ---------------------    ---------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $ 8,471,657              $ 8,649,515
                                                                                    =====================    =====================

     See accompanying notes to condensed consolidated financial statements

                           THE A CONSULTING TEAM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                                 ---------------------------------------
                                                       2005                   2004
                                                 ------------------  -------------------
                                                    (unaudited)          (unaudited)
REVENUES                                               $ 6,115,110          $ 5,801,072
Cost of revenues                                         4,240,279            4,119,429
                                                 ------------------  -------------------
Gross profit                                             1,874,831            1,681,643
OPERATING EXPENSES:
Selling, general & administrative                        2,071,411            1,286,803
Depreciation & amortization                                 60,189              120,274
                                                 ------------------  -------------------
                                                         2,131,601            1,407,076
                                                 ------------------  -------------------
Income (loss) from operations                             (256,770)             274,566
OTHER INCOME(EXPENSE):
Interest (expense) net                                       3,447               (3,736)
                                                 ------------------  -------------------
                                                             3,447               (3,736)
                                                 ------------------  -------------------
INCOME (LOSS) BEFORE INCOME TAXES                         (253,323)             270,830
Provision for income taxes                                   5,921               50,906
                                                 ------------------  -------------------
NET INCOME (LOSS)                                       $ (259,244)           $ 219,924
                                                 ==================  ===================

Net income (loss) per share
     Basic and Diluted                                     $ (0.12)              $ 0.10
                                                 ==================  ===================

     See accompanying notes to condensed consolidated financial statements.

                  THE A CONSULTING TEAM, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Three Months Ended March 31,
                                                                               2005                2004
                                                                        --------------------  ----------------
                                                                             (unaudited)         (unaudited)
Cash flows from operating activities:
Net income(loss)                                                                 $ (259,244)        $ 219,924
Adjustments to reconcile net income(loss) to net cash provided by
(used in) operating activities, net of acquired assets:
Depreciation and amortization                                                        60,189           120,274
Deferred income taxes                                                                (5,625)           (5,625)
Provision for doubtful accounts                                                           -            55,000
Amortization of deferred financing cost                                               3,000                 -
Changes in operating assets and liabilities:
Accounts receivable                                                                (656,671)         (424,411)
Unbilled receivables                                                               (113,800)          (25,647)
Prepaid expenses and other current assets                                          (114,458)          (74,171)
Accounts payable and accrued expenses                                               188,754           129,581
                                                                        --------------------  ----------------
Net cash (used in) operating activities                                            (897,854)           (5,076)

Cash flows from investing activities:
Purchase of property and equipment                                                   (4,340)           (9,070)
Investments and advances                                                            (32,573)          (46,550)
Proceeds from Sale of Investment                                                          -           178,790
                                                                        --------------------  ----------------
Net cash provided by (used in) investing activities                                 (36,913)          123,170

Cash flows from financing activities:
Proceeds from conversion of stock options                                           130,001                 -
Dividend paid to Preferred Shareholders                                             (13,498)          (13,498)
Repayment of long-term debt                                                        (218,246)          (13,383)
                                                                        --------------------  ----------------
Net cash (used in) financing activities                                            (101,743)          (26,881)

Net increase (decrease) in cash and cash equivalents                             (1,036,510)           91,213
Cash and cash equivalents at beginning of period                                  2,493,104         1,409,623
                                                                        --------------------  ----------------
Cash and cash equivalents at end of period                                      $ 1,456,594       $ 1,500,836
                                                                        ====================  ================

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                              $ 546           $ 5,592
                                                                        ====================  ================

Cash paid during the period for income taxes                                       $ 11,546          $ 41,531
                                                                        ====================  ================


      See accompanying notes to condensed consolidated financial statements

                           THE A CONSULTING TEAM, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1) GENERAL:

         These financial statements should be read in conjunction with The A Consulting Team, Inc.'s (the "Company") Form 10-K for the year ended December 31, 2004 filed with the SEC, and the accompanying financial statements and related notes thereto. The accounting policies used in preparing these financial statements are the same as those described in the Company's Form 10-K for the year ended December 31, 2004.


2) INTERIM FINANCIAL STATEMENTS:

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 2005 and the consolidated results of operations for the three months ended March 31, 2005 and 2004, and cash flows for the three months ended March 31, 2005 and 2004.

         The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America, for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Form 10-K filed by the Company for the year ended December 31, 2004.

         The consolidated results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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


3) STOCK BASED COMPENSATION:

         At March 31, 2005, the Company has a stock based compensation plan, which is described as follows:

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

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

                                                      Three Months          Three Months
                                                     Ended March 31,       Ended March 31,
                                                         2005                    2004
                                                 --------------------    --------------------
Net income (loss)                                         $ (259,000)              $ 220,000
Preferred dividend                                            (7,000)                 (7,000)
                                                 --------------------    --------------------
Net income (loss) available to
    common stockholders                                     (266,000)                213,000
Deduct:
Total stock based compensation
    expense determined under fair
    value based method for all awards                         (1,000)                 (8,000)

                                                 --------------------    --------------------
    Pro forma net income (loss)                           $ (267,000)              $ 205,000
                                                 ====================    ====================

Earnings per share:
    Basic and Diluted - as reported                          $ (0.12)                 $ 0.10
                                                 ====================    ====================

    Basic - as pro forma                                     $ (0.12)                 $ 0.10
                                                 ====================    ====================

    Diluted - as pro forma                                   $ (0.12)                 $ 0.09
                                                 ====================    ====================

4) NET INCOME (LOSS) PER SHARE:

         The following table set forth the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2005 and 2004.

                                                                     Three Months Ended
                                                                          March 31,
                                                             ------------------------------------
                                                                  2005                2004
                                                             ----------------   -----------------
Numerator for basic net income(loss) per share
     Net income (loss)                                            $ (259,244)          $ 219,924
     Preferred dividend                                                6,602               6,676
                                                             ----------------   -----------------
     Net income (loss) available to
       common stockholders                                        $ (265,846)          $ 213,248
                                                             ================   =================

Numerator for diluted net income(loss) per share
     Net income (loss) available to common
     stockholders & assumed conversion                            $ (265,846)          $ 219,924
                                                             ================   =================


Denominator:
     Denominator for basic income (loss)
     per share - weighted-average shares                           2,143,583           2,107,967
                                                             ================   =================


     Effect of dilutive securities:
     Preferred shares                                                      -             142,903
     Employee stock options                                                -              47,301
                                                             ----------------   -----------------
     Denominator for diluted earnings (loss) per
        share - adjusted weighted-average shares                   2,143,583           2,298,171
                                                             ================   =================

Basic and Diluted earnings income (loss) per share:
                                                             ----------------   -----------------
     Net income (loss)                                               $ (0.12)             $ 0.10
                                                             ================   =================

         During the three months ended March 31, 2005, all preferred shares, options and warrants outstanding were not included in the computation of net loss per share because the effect would be antidilutive. During the three months ended March 31, 2004, there were 127,434 options that were excluded from the computation of diluted earnings per share.


5) ACCOUNTING PRONOUNCEMENTS:

         In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share Based Payment (Statement 123 (R) ). This Statement requires that the costs of employee share based payments be measured at fair value on the awards' grant date using an option-pricing model and recognized in the financial statements over the requisite service period. This Statement does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants SOP 93-6, "Employer's Accounting for Employee Stock Ownership Plans." Statement 123 (R) supersedes Opinion 25, Accounting for Stock Issued to Employees and its related interpretations, and eliminates the alternative to use Opinion 25's intrinsic value method of accounting, which the Company is currently using. Statement 123
(R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123 (R). The second method is the modified retrospective application, which requires that the Company restates prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. The SEC amended the effective dates of Statement 123(R) for public companies by issuing Release 33-8568. The new rule allows registrants to implement Statement 123(R) at the beginning of their next fiscal year, instead of the next interim period, that begins after June 15, 2005 (after December 15, 2005 for small business issuers). The Company is currently determining which transition method it will adopt and is evaluating the impact Statement 123 (R) will have on its financial position, results of operations, EPS and cash flows when the Statement is adopted.

6) CONCENTRATION OF CREDIT RISK:

         The revenues of three customers represented approximately 19%, 18% and 12% of the revenues for the three months ended March 31, 2005. The revenues of two customers represented approximately 23% and 14% of revenues for the same period in 2004.


7) CREDIT ARRANGEMENT:

         The Company has a line of credit of $4.0 million with Keltic Financial Partners, LP, (Keltic) based on the Company's eligible accounts receivable balances. The line of credit has certain financial covenants, which the Company must meet on a quarterly basis. On March 23, 2004, the line of credit was amended and restated to include the following: an extension to June 2007, the removal of the guarantee of the Chief Executive Officer and less restrictive financial covenants. On March 23, 2005, the agreement was restated and amended, again. Included in the restated and amended agreement is Keltic's consent for the proposed transaction with Vanguard Info-Solutions Corporation, (as defined in more detail in the Definitive Proxy Statement filed on April 11, 2005), and a waiver to certain financial covenants that the Company failed to comply with in the first quarter ending March 31, 2005. There was no outstanding balance at March 31, 2005 and December 31, 2004. The line of credit bears interest at a variable rate based on prime plus 1.75% and the rate was 7.50% at March 31, 2005.

         The Company is prohibited from paying dividends on its common stock due to restrictions under the restated and amended Loan and Security Agreement with Keltic Financial Partners, L.P. Keltic has consented to the payment of dividends on the Series A and Series B Preferred Stock, provided an event of default does not exist.

         Under the terms of the loan agreement with Keltic Financial Partners, LP, their consent to the proposed transaction with Vanguard and the payment of a $0.75 per share cash dividend to holders of its common stock and preferred stock of record as of March 21, 2005 was required; Keltic provided their consent in March 2005.


8) CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         The Company has the following commitments as of March 31, 2005, which are comprised of long term obligations of an automobile loan, shareholder loan, and employment contracts. In addition, there is a capital lease obligation and operating lease obligation as well. The automobile loan is payable in monthly installments of $1,262 including interest at 6%. As of March 31, 2005, the loan matures as follows: 2005 - $10,491 and 2006 - $13,478. The shareholder loan is payable in monthly installments of $5,000 including interest at 3.9%. As of March 31, 2005, the loan matures as follows: 2005 - $5,225. The employment contracts are payable as follows: 2005 - $88,000. One of the Company's subsidiaries, T3 Media, which ceased operations in 2001, had entered into a series of capital lease obligations, which the Company had guaranteed. The Company continues the process of negotiating buy-outs on these leases. The Company has two operating leases for its corporate headquarters located in New York and its branch office in New Jersey. The annual amounts due for both locations are as follows: 2005 - $231,497, 2006 - $308,663 and 2007 - $191,100.

         The Company's commitments at March 31, 2005, are comprised of the following:

                                                       Payments Due by Period
                                    ----------------------------------------------------------------------------
                                                        Less Than          1 - 3         3 - 5        More Than
    Contractual Obligations                  Total      1 Year             Years          Years         5 Years
----------------------------------------------------------------------------------------------------------------
Long Term Obligations
Automobile Loan                          $ 23,969       $ 10,491           $ 13,478       $ -               $ -
Shareholder Loan                            5,225          5,225                  -         -                 -
Employment Contracts                       88,000         88,000                  -         -                 -
----------------------------------------------------------------------------------------------------------------
Capital Lease Obligations
Capital Lease - Short Term                290,517        290,517                  -         -                 -
----------------------------------------------------------------------------------------------------------------
Opertating Leases
Rent                                      731,260        231,497            499,763         -                 -
----------------------------------------------------------------------------------------------------------------
Total                                 $ 1,138,971      $ 625,730          $ 513,241       $ -               $ -
----------------------------------------------------------------------------------------------------------------

         As of March 31, 2005, the Company does not have any "Off Balance Sheet Arrangements".

9) SUBSEQUENT EVENTS

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

         The Company originally scheduled its 2005 annual shareholders' meeting for May 5, 2005. One of the proposals to be submitted to shareholders approval, as discussed in the proxy statement relating to the shareholders' meeting, was approval of the Share Issuance.

         On May 5, 2005, the Company announced that its board of directors voted to postpone its 2005 annual shareholders' meeting scheduled for May 5, 2005. The Company's board of directors had determined that the disclosure in the proxy statement relating to the shareholders' meeting should be amended to describe certain terms and implications of the contemplated financing that Oak intends to enter into in order to finance its commitments relating to the Share Issuance and its purchase of Mr. BenTov's shares of TACT common stock. The Company will announce a new place and date for the adjourned and postponed meeting as soon as practicable.

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

         These agreements allow Vanguard to nominate three Board of Director members. Accordingly, subject to the consummation of the Share Exchange Agreement and the Share Issuance Agreement, the Board of Directors of the Company have proposed to the shareholders of the Company that they elect Andrew Ball, William Newman and Joseph Harris to the Board of Directors and Shmuel BenTov and Reuven Battat will resign from the Board.

         The NASDAQ SmallCap Market rules required the Company to reapply for initial quotation of our Common Stock in connection with the proposed Share Exchange and the Share Issuance, since these transactions would result in a change of control and potentially allow Vanguard, a non-NASDAQ entity, to obtain a NASDAQ quotation. The Company submitted a reapplication in anticipation of the Share Exchange and the Share Issuance. The reapplication was approved on April 20, 2005 and the stock will trade under the symbol "VSIX" after consummation of the Share Exchange and the Share Issuance. If the Share Exchange and the Share Issuance are not consummated, the Company will withdraw this reapplication and its Common Stock will continue to be quoted under the symbol "TACX".

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

         Rapid technological advance, and the wide acceptance and use of the Internet as a driving force in commerce, accelerated the growth of the IT industry through 2001. These advances included more powerful and less expensive computer technology, the transition from predominantly centralized mainframe computer systems to open and distributed computing environments and the advent of capabilities such as relational databases, imaging, software development productivity tools, electronic commerce ("e-commerce") applications and web-enabled software. These advances expanded the benefits that users can derive from computer-based information systems and improved the price-to-performance ratios of such systems. As a result, an increasing number of companies were employing IT in new ways, often to gain competitive advantages in the marketplace, and IT services have become an essential component of their long-term growth strategies. The same advances that have enhanced the benefits of computer systems rendered the development and implementation of such systems increasingly complex. In addition, there was a shortage of IT consultants qualified to support these systems. Accordingly, organizations turned to external IT services organizations such as TACT to develop, support and enhance their internal IT systems. However, during 2002 and continuing into 2003 there was a slowdown in IT spending coincident with the general economic slowdown. This resulted in revenue decreases at many IT service companies, however, IT spending increased in 2004. Industry analysts believe that this trend will continue into 2005. Accordingly, the company will continue to expand its sales and recruiting function in our effort to further increase its revenues in the both short-term and long-term.

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

         Over 62% of the Company's consulting services revenues were generated from the hourly billing of its consultants' services to its clients under time and materials engagements, with the remainder generated under fixed-price engagements for the first quarter of 2005. The Company expects that revenues from fixed fee contracts will continue this trend.

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

         The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company's operating performance is primarily based upon billing margins (billable hourly rate less the consultant's hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). Large portions of the Company's engagements are on a time and materials basis. While most of the Company's engagements allow for periodic price adjustments to address, among other things, increases in consultant costs, over the last four years and to date clients have been adverse to accepting cost increases. TACT also actively manages its personnel utilization rates by constantly monitoring project requirements and timetables. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in TACT's training programs in order to expand their technical skill sets. TACT carefully monitors consultants that are not utilized and has established guidelines for the amount of non-billing time that it allows before a consultant is terminated.

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

         The Company originally scheduled its 2005 annual shareholders' meeting for May 5, 2005. One of the proposals to be submitted to shareholders approval, as discussed in the proxy statement relating to the shareholders' meeting, was approval of the Share Issuance.

         On May 5, 2005, the Company announced that its board of directors voted to postpone its 2005 annual shareholders' meeting scheduled for May 5, 2005. The Company's board of directors had determined that the disclosure in the proxy statement relating to the shareholders' meeting should be amended to describe certain terms and implications of the contemplated financing that Oak intends to enter into in order to finance its commitments relating to the Share Issuance and its purchase of Mr. BenTov's shares of TACT common stock. The Company will announce a new place and date for the adjourned and postponed meeting as soon as practicable.

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

         These agreements allow Vanguard to nominate three Board of Director members. Accordingly, subject to the consummation of the Share Exchange Agreement and the Share Issuance Agreement, the Board of Directors of the Company have proposed to the shareholders of the Company that they elect Andrew Ball, William Newman and Joseph Harris to the Board of Directors and Shmuel BenTov and Reuven Battat will resign from the Board.

         The NASDAQ SmallCap Market rules required the Company to reapply for initial quotation of our Common Stock in connection with the proposed Share Exchange and the Share Issuance, since these transactions would result in a change of control and potentially allow Vanguard, a non-NASDAQ entity, to obtain a NASDAQ quotation. The Company submitted a reapplication in anticipation of the Share Exchange and the Share Issuance. The reapplication was approved on April 20, 2005 and the stock will trade under the symbol "VSIX" after the consummation of the Share Exchange and Share Issuance. If the Share Exchange and the Share Issuance are not consummated, the Company will withdraw this reapplication and its Common Stock will continue to be quoted under the symbol "TACX".


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


RESULTS OF OPERATIONS

         The following table sets forth the percentage of revenues of certain items included in the Company's Statements of Operations:


                                         Three Months Ended
                                             March 31,
                                      --------------------------
                                         2005              2004
                                      ---------        ---------
Revenues                                100.0%           100.0%
Cost of revenues                         69.3%            71.0%
                                      ---------        ---------
Gross profit                             30.7%            29.0%
Operating expenses                       34.9%            24.3%
                                      ---------        ---------
Income/Loss from operations              (4.2)%            4.7%
                                      =========        =========
Net gain(loss)                           (4.2)%            3.8%
                                      =========        =========

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 TO THE THREE MONTHS ENDED MARCH 31, 2004

         REVENUES. Revenues of the Company increased by $314,000, or 5.4%, from $5.8 million for the three months ended March 31, 2004 to $6.1 million for the three months ended March 31, 2005. The increase was primarily attributable to an upturn in the economy, which fostered increased spending in the IT industry.

         Software licensing revenues increased by $101,000, or 35.8%, from $282,000 in the first quarter of 2004 to $383,000 in the first quarter of 2005. Software sales are expected to be ancillary to the Company's total revenues in future periods.

         GROSS PROFIT. The gross profit for the three months ended March 31, 2005 increased by $200,000, or 11.8%, from $1.7 million in the first quarter of 2004 to $1.9 million in the first quarter of 2005. As a percentage of total revenues, gross margin for the quarter increased from 29.0% in 2004 to 30.7% in 2005. The increase in gross margin percentage was primarily due to an improved utilization rate from 80% in 2004 to 84% in 2005 and improved margins on fixed price contracts.

         OPERATING EXPENSES. Operating expenses are comprised of Selling, General and Administrative ("SG&A") expenses, provision for doubtful accounts, depreciation and amortization and impairment of assets and restructuring charges. Operating expenses increased by $725,000, or 51.5%, from $1.4 million in the first quarter of 2004 to $2.1 million in the first quarter of 2005. The increase in operating expenses was primarily due to the recording of approximately $545,000 or $0.25 per share in transaction expenses relating to the potential transaction with Vanguard and an increase in payroll costs due to increased sales and marketing staff. Depreciation and amortization expenses decreased $60,000 or 50% from $120,000 to $60,000 in 2004 and 2005.

         TAXES. Taxes decreased $45,000 from $51,000 from the first quarter in 2004 to $6,000 in the first quarter of 2005.

         NET INCOME (LOSS). As a result of the above, the Company had a net loss of ($259,000) or ($.12) per share in the first quarter of 2005 compared to a net income of $220,000 or $0.10 split adjusted per basic and diluted share in the first quarter 2004. Excluding the expenses associated with the potential transaction the Company would have had a net income of approximately $286,000.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has a line of credit of $4.0 million with Keltic Financial Partners, LP, (Keltic) based on the Company's eligible accounts receivable balances. The line of credit has certain financial covenants, which the Company must meet on a quarterly basis. On March 23, 2004, the line of credit was amended and restated to include the following: an extension to June 2007, the removal of the guarantee of the Chief Executive Officer and less restrictive financial covenants. On March 23, 2005, the agreement was restated and amended, again. Included in the restated and amended agreement is Keltic's consent for the proposed transaction with Vanguard Info-Solutions Corporation, (as defined in more detail in the Definitive Proxy Statement filed on April 11, 2005), and a waiver to certain financial covenants that the Company failed to comply with in the first quarter ending March 31, 2005. There was no outstanding balance at March 31, 2005 and December 31, 2004. The line of credit bears interest at a variable rate based on prime plus 1.75% and the rate was 7.50% at March 31, 2005.

         The Company is prohibited from paying dividends on its common stock due to restrictions under the restated and amended Loan and Security Agreement with Keltic Financial Partners, L.P. Keltic has consented to the payment of dividends on the Series A and Series B Preferred Stock, provided an event of default does not exist.

         Under the terms of the loan agreement with Keltic Financial Partners, LP, their consent to the proposed transaction with Vanguard and the payment of a $0.75 per share cash dividend to holders of its common stock and preferred stock of record as of March 21, 2005 was required; Keltic provided their consent in March 2005.

         T3 Media had entered into a series of capital lease obligations, which the Company had guaranteed to finance its expansion plans, covering leasehold improvements, furniture and computer-related equipment. The amount outstanding under such leases was approximately $291,000 at March 31, 2005. The Company continues the process of negotiating buy-outs on these leases.

         The Company's cash balances were approximately $1.5 million at March 31, 2005 and $2.5 million at December 31, 2004. Net cash used in operating activities for the three months ended March 31, 2005 was approximately ($900,000) compared to ($5,000) for the three months ended March 31, 2004.

         The Company's accounts receivable, less allowance for doubtful accounts, at March 31, 2005 and December 31, 2004 were $4.5 million and $3.8 million, respectively, representing 59 and 54 days of sales outstanding, respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due because improved collection techniques and daily monitoring of receivables and cash balances have been implemented. Collection of receivables is one of the Company's highest priorities.

         The revenues of three customers represented approximately 19%, 18% and 12% of the revenues for the three months ended March 31, 2005. The revenues of two customers represented 23% and 14% of revenues for the same period in 2004.

         The Company has no restructuring charge liability as of March 31, 2005 and December 31, 2004.

         Net cash (used in)/provided by investing activities was approximately ($37,000) and $123,000 for the three months ended March 31, 2005 and 2004. In each of these periods additions to property and equipment was ($4,000) and ($9,000), respectively.

         Net cash (used in) financing activities was approximately ($102,000) and ($27,000) at March 31, 2005 and 2004.

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

OFF BALANCE SHEET ARRANGEMENTS

         As of March 31, 2005, the Company does not have any "Off Balance Sheet Arrangements".


CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         During the three months ended March 31, 2005, there were no material changes outside the ordinary course of the Company's business to the Company's contractual obligations and commitments, which were discussed in the table appearing in the Liquidity and Capital Resources section, under the Contractual Obligations header in Item 7 of the Company's Form 10-K for the year ended December 31, 2004.


RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share Based Payment (Statement 123 (R) ). This Statement requires that the costs of employee share based payments be measured at fair value on the awards' grant date using an option-pricing model and recognized in the financial statements over the requisite service period. This Statement does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants SOP 93-6, "Employer's Accounting for Employee Stock Ownership Plans." Statement 123 (R) supersedes Opinion 25, Accounting for Stock Issued to Employees and its related interpretations, and eliminates the alternative to use Opinion 25's intrinsic value method of accounting, which the Company is currently using. Statement 123
(R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123 (R). The second method is the modified retrospective application, which requires that the Company restates prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. The SEC amended the effective dates of Statement 123(R) for public companies by issuing Release 33-8568. The new rule allows registrants to implement Statement 123(R) at the beginning of their next fiscal year, instead of the next interim period, that begins after June 15, 2005 (after December 15, 2005 for small business issuers). The Company is currently determining which transition method it will adopt and is evaluating the impact Statement 123 (R) will have on its financial position, results of operations, EPS and cash flows when the Statement is adopted.


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

OPERATING LOSSES

         The Company incurred an operating loss in the three months ended March 31, 2005. In the three months ended March 31, 2004, the Company had operating income of $275,000 and a net income of $220,000. There is no guarantee that the Company can achieve profitability on a quarterly or annual basis in the future. If revenues grow slower than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly the Company will continue to experience losses and the results of operations and financial condition will be materially and adversely affected.


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


DEPENDENCE ON LIMITED NUMBER OF CLIENTS

         The Company derives a significant portion of its revenues from a relatively limited number of clients primarily located in the New York/New Jersey metropolitan area of the United States. Adverse economic conditions affecting this region could have an adverse effect on the financial condition of its clients located there, which in turn could adversely impact its business and future growth. Revenues from its ten most significant clients accounted for a majority of its revenues for the three months ended March 31, 2005 as well as for each of the two years ended December 31, 2004. In each of these periods, the Company had at least one customer with revenues exceeding 10% of the Company's revenues. For the three months ended March 31, 2005, the Company had revenues from three customers, which represented 19%, 18% and 12% of revenues. For the year ended December 31, 2004, the Company had revenues from two customers, which represented 23% and 14% of revenues. Besides these customers, no other customer represented greater than 10% of the Company's revenues. In any given year, its ten most significant customers may vary based upon specific projects for those clients during that year. There can be no assurance that its significant clients will continue to engage it for additional projects or do so at the same revenue levels. Clients engage the Company on an assignment-by-assignment basis, and a client can generally terminate an assignment at any time without penalties. The loss of any significant customer could have a material adverse effect on its business, results of operations and financial condition. A failure of the Company to develop relationships with new customers could have a material adverse effect on its business, results of operations and financial condition.

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


POSSIBILITY THAT CUSTOMERS MAY NOT DO BUSINESS WITH THE COMPANY

         The Company's existing customers may decide not to continue to do business with the Company, and potential customers may decide not to engage the Company, or may conduct business with the Company on terms that are less favorable than those currently extended. In those events, the Company's net revenues would decrease, and the Company's business would be adversely affected.


BILLING MARGINS

         The Company's ability to maintain billing margins is uncertain. It derives revenues primarily from the hourly billing of consultants' services and, to a lesser extent, from fixed-price projects. Its most significant cost is project personnel cost, which consists of consultant salaries and benefits. Thus, its financial performance is primarily based upon billing margin (billable hourly rate less the consultant's hourly cost) and personnel utilization rates (number of days worked by a consultant during a two-week billing cycle divided by the number of billing days in that cycle). The gross margin increased in 2004 due to a higher consultant utilization rate (89% in 2004 compared to 79% in 2003), and higher margins on fixed price contracts. In the first quarter of 2005, the Company's gross margin increased due to higher utilization rates and improved margins on fixed fee contracts. There can be no assurance, however, that its revenues will continue to be billed primarily on a time and materials basis or that the Company's cost containment and workforce rationalization effects will continue to provide positive results. In addition, during the past two years the Company's clients have been adverse to increases in any costs of the Company's services.


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


GOING CONCERN

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2005, the Company reported a net loss of ($259,000). For the year ended December 31, 2004, the Company reported net income of $1.2 million. Additionally, the Company has an accumulated deficit of $28 million at March 31, 2005. The Company believes that its continuing focus on cost reductions, together with a number of other operational changes, has resulted in an improved financial condition. There can be no assurance that the Company will be profitable in future quarters.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has not entered into market risk sensitive transactions required to be disclosed under this item.


ITEM 4.  CONTROLS AND PROCEDURES

         Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, had concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to us by others within these entities.

         Changes in internal controls. There were no significant changes in the Company's internal control over financial reporting in connection with an evaluation that occurred during our first fiscal quarter of 2005 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.



PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None material.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

         On March 23, 2005, the Company entered into an amended and restated Loan and Security Agreement with Keltic Financial Partners, L.P., which amended and restated the Company's pre-existing Loan and Security Agreement with Keltic. The amended and restated Loan and Security Agreement provides for a line of credit of $4.0 million to the Company based on the Company's eligible accounts receivable. The line of credit has certain financial covenants, which the Company must meet on a quarterly basis. The line of credit bears interest at a variable rate based on prime plus 1.75% and the rate was 7.5% at March 31, 2005. Included in the amendments to the previous Loan and Security Agreement were Keltic's consent for the proposed transaction with Vanguard Info-Solutions Corporation and a waiver to certain financial covenants that the Company failed to comply with in the first quarter ended March 31, 2005.


ITEM 6.  EXHIBITS

(A)      EXHIBITS
         --------

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

10.2 Amended and restated Loan and Security Agreement between the Registrant and Keltic Financial Partners, LP, dated March 23, 2005.

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

                           THE A CONSULTING TEAM, INC.

                              By: /s/ Shmuel BenTov
DATE:  MAY 12, 2005           ---------------------
     -------------                Shmuel BenTov, Chairman,
                                  Chief Executive Officer and President

                              By: /s/ Richard D. Falcone
DATE:  MAY 12, 2005           --------------------------
     -------------                Richard D. Falcone, Treasurer
                                  and Chief Financial Officer