Form 10-Q
period 2005-06-30
A CONSULTING TEAM INC
filed 2005-08-11
CIK 1040792

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the six-month period ended: June 30, 2005

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________


                         Commission file number: 0-22945

                           THE A CONSULTING TEAM, INC.
                           ---------------------------
             (Exact name of Registrant as specified in its charter)


            NEW YORK                                    13-3169913
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

As of August 9, 2005, there were 2,330,583 shares of Common Stock, with $.01 par value per share, outstanding.

                           THE A CONSULTING TEAM, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION.....................................................................................3

   ITEM 1. FINANCIAL STATEMENTS...................................................................................3
         Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004..........................3
         Condensed Consolidated Statement of Operations for the six months ended June 30, 2005 and 2004...........4
         Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2005 and 2004...........5
         Notes to Condensed Consolidated Financial Statements.....................................................6
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................10
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................20
   ITEM 4.  CONTROLS AND PROCEDURES..............................................................................20

PART II. OTHER INFORMATION.......................................................................................20

   ITEM 1.  LEGAL PROCEEDINGS....................................................................................21
   ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..........................................21
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................................................21
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................21
   ITEM 5.  OTHER INFORMATION....................................................................................21
   ITEM 6.  EXHIBITS.............................................................................................21

SIGNATURES.......................................................................................................24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                          THE A CONSULTING TEAM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      JUNE 30,          DECEMBER 31,
                                                                                       2005                2004
                                                                                    --------------    --------------
                                                                                    (unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                        $ 1,045,209       $ 2,493,104
     Accounts receivable- less allowance for doubtful accounts of $296,828 at
       June 30, 2005, and December 31, 2004                                             4,576,742         3,810,759
     Unbilled receivables                                                                 404,308           260,000
     Prepaid expenses and other current assets                                            110,431           139,704
                                                                                    --------------    --------------
          Total current assets                                                          6,136,690         6,703,568
     Investments, net                                                                     337,059            87,059
     Property and equipment, net                                                          512,899           556,896
     Goodwill                                                                           1,140,964         1,140,964
     Intangibles, net                                                                           -            34,667
     Deposits and other assets                                                            120,363           126,363
                                                                                    --------------    --------------
          Total assets                                                                $ 8,247,974       $ 8,649,515
                                                                                    ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                            $ 2,176,046       $ 1,666,160
     Capital lease obligation                                                             290,517           290,517
     Deferred income taxes                                                                 11,250            22,500
     Current portion of long-term debt                                                     14,306           233,962
                                                                                    --------------    --------------
          Total current liabilities                                                     2,492,119         2,213,139
     Other long-term liabilities                                                            6,218            13,479

SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2005, and 571,615 shares issued and
     outstanding as of December 31, 2004.                                                       -             5,716
     Common stock, $.01 par value; 30,000,000 shares authorized; 2,329,458 issued and outstanding as of June 30, 2005; 2,122,647 issued and
     outstanding as of December 31, 2004.                                                  23,295            21,227
     Paid-in capital                                                                   34,325,355        34,181,206
     Accumulated deficit                                                              (28,599,014)      (27,785,251)
                                                                                    --------------    --------------
     Total shareholders' equity                                                         5,749,637         6,422,898
                                                                                    --------------    --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $ 8,247,974       $ 8,649,515
                                                                                    ==============    ==============

     See accompanying notes to condensed consolidated financial statements

                           THE A CONSULTING TEAM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 SIX MONTHS ENDED                  THREE MONTHS ENDED
                                                      JUNE 30,                          JUNE 30,
                                             -----------------------------    -------------------------
                                                 2005            2004             2005          2004
                                             -------------  --------------    ------------  -----------
                                               (unaudited)  (unaudited)        (unaudited) (unaudited)

REVENUES                                     $ 12,819,166   $ 12,148,284      $ 6,704,056   $ 6,347,212
Cost of revenues                                9,161,623      8,559,354        4,921,344     4,439,925
                                             -------------  -------------     ------------  ------------
Gross profit                                    3,657,543      3,588,930        1,782,712     1,907,287
OPERATING EXPENSES:
Selling, general & administrative               4,336,285      2,676,329        2,264,873     1,444,526
Provision for doubtful accounts                         -         75,000                -        20,000
Depreciation & amortization                       121,463        226,530           61,274       106,257
                                             -------------  -------------     ------------  ------------
                                                4,457,748      2,977,859        2,326,147     1,570,783
                                             -------------  -------------     ------------  ------------
Income (loss) from operations                    (800,205)       611,071         (543,435)      336,504
OTHER INCOME(EXPENSE):
Interest (expense) net                              5,635        (13,513)           2,188        (9,775)
                                             -------------  -------------     ------------  ------------
                                                    5,635        (13,513)           2,188        (9,775)
                                             -------------  -------------     ------------  ------------
INCOME (LOSS) BEFORE INCOME TAXES                (794,570)       597,558         (541,247)      326,729
Provision (benefit) for income taxes               10,296         80,043            4,375        29,137
                                             -------------  -------------     ------------  ------------
NET INCOME (LOSS)                            $   (804,866)  $    517,515      $  (545,622)  $   297,592
                                             =============  =============     ============  ============

Net earnings per share of common stock:
     Basic                                   $      (0.37)  $       0.24      $     (0.24)  $      0.14
                                             =============  =============     ============  ============

     Diluted                                 $      (0.37)  $       0.22      $     (0.24)  $      0.13
                                             =============  =============     ============  ============

      See accompanying notes to condensed consolidated financial statements.

                  THE A CONSULTING TEAM, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         SIX MONTHS ENDED JUNE 30,
                                                                            2005            2004
                                                                        -------------  ------------
                                                                         (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)                                                           ($804,866)     $517,515
Adjustments to reconcile net income(loss) to net cash provided by
  (used in) operating activities, net of acquired assets:
    Depreciation and amortization                                            121,463       226,530
    Deferred income taxes                                                    (11,250)      (11,250)
    Provision for doubtful accounts                                                -        75,000
    Amortization of deferred financing cost                                    6,000         4,000
    Changes in operating assets and liabilities:
      Accounts receivable                                                   (765,982)     (890,452)
      Unbilled receivables                                                  (144,308)     (173,790)
    Prepaid or refundable income taxes                                             -       (18,760)
      Prepaid expenses and other current assets                               29,273       (72,581)
      Accounts payable and accrued expenses                                  509,886        28,647
                                                                        -------------  ------------
Net cash (used in) operating activities                                   (1,059,784)     (315,140)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                           (42,800)      (50,798)
Investments and advances                                                    (250,000)            -
Proceeds from Sale of Investment                                                   -       212,000
Deposits                                                                           -       (38,489)
                                                                        -------------  ------------
Net cash provided by (used in) investing activities                         (292,800)      122,713

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from conversion of stock options                                    140,501         1,500
Payment of deferred financing cost                                                 -       (40,000)
Dividend paid to Preferred Shareholders                                       (8,897)      (13,352)
Repayment of long-term debt                                                 (226,916)     (126,965)
                                                                        -------------  ------------
Net cash (used in) financing activities                                      (95,312)     (178,816)

Net increase (decrease) in cash and cash equivalents                      (1,447,895)     (371,243)
Cash and cash equivalents at beginning of period                           2,493,104     1,409,623
                                                                        -------------  ------------
Cash and cash equivalents at end of period                              $  1,045,209   $ 1,038,380
                                                                        =============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                        $914       $17,097
                                                                        =============  ============

Cash paid during the period for income taxes                            $     11,546   $   104,041
                                                                        =============  ============

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

2)   INTERIM FINANCIAL STATEMENTS:

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 2005 and the consolidated results of operations for the three and six months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004.

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

         The consolidated results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

3)   STOCK BASED COMPENSATION:

         At June 30, 2005, the Company has a stock based compensation plan, which is described as follows:

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

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:


                                                 SIX MONTHS                   THREE MONTHS
                                                ENDED JUNE 30,                ENDED JUNE 30,
                                              2005         2004            2005           2004
                                         ------------   -----------    -----------   -----------
Net income (loss)                        $  (804,866)   $  517,515     $ (545,622)   $  297,592
Preferred dividend                             8,897        13,352          2,295         6,676
Net income (loss) available to           ------------   -----------    -----------   -----------
    common stockholders                     (813,763)      504,163       (547,917)      290,916
Deduct:
Total stock based compensation
    expense determined under fair
    value based method for all awards         (2,000)      (15,000)        (1,000)       (7,000)

                                         ------------   -----------    -----------   -----------
    Pro forma net income (loss)          $  (815,763)   $  489,163     $ (548,917)   $  283,916
                                         ============   ===========    ===========   ===========

Earnings per share:
    Basic - as reported                  $     (0.37)   $     0.24     $    (0.24)   $     0.14
                                         ============   ===========    ===========   ===========

    Diluted - as reported                $     (0.37)   $     0.22     $    (0.24)   $     0.13
                                         ============   ===========    ===========   ===========

    Basic - as pro forma                 $     (0.37)   $     0.23     $    (0.24)   $     0.13
                                         ============   ===========    ===========   ===========

    Diluted - as pro forma               $     (0.36)   $     0.22     $    (0.24)   $     0.13
                                         ============   ===========    ===========   ===========

4)   NET INCOME (LOSS) PER SHARE:

         The following table set forth the computation of basic and diluted net income (loss) per share for the six months and the three months ended June 30, 2005 and 2004.

                                                                       SIX MONTHS ENDED                 THREE MONTHS ENDED
                                                                         JUNE 30, 2005                    JUNE 30, 2005
                                                                   ---------------------------------------------------------
                                                                       2005           2004            2005          2004
                                                                   ------------  -------------   -------------  ------------
Numerator for basic net income(loss) per share
     Net income (loss)                                             $  (804,866)  $    517,515    $   (545,622)  $   297,592
     Preferred dividend                                                  8,897         13,352           2,295         6,676
                                                                   ------------  -------------   -------------  ------------
     Net income (loss) available to common stockholders            $  (813,763)  $    504,163    $   (547,917)  $   290,916
                                                                   ============  =============   =============  ============

NUMERATOR FOR DILUTED NET INCOME(LOSS) PER SHARE
     Net income (loss) available to common stockholders &
     assumed conversion                                            $  (813,763)     $ 517,515    $   (547,917)  $   297,592
                                                                   ============  =============   =============  ============

DENOMINATOR:
     Denominator for basic income (loss)
     per share - weighted-average shares                             2,214,539      2,108,386       2,284,715     2,108,805
                                                                   ============  =============   =============  ============

     Effect of dilutive securities:
     Preferred Shares                                                        -        142,903               -       142,903
     Employee stock options                                                  -         52,197               -        57,092
                                                                   ------------  -------------   -------------  ------------
     Denominator for diluted earnings (loss) per
        share - adjusted weighted-average shares                     2,214,539      2,303,486       2,284,715     2,308,800
                                                                   ============  =============   =============  ============

BASIC EARNINGS INCOME (LOSS) PER SHARE:
                                                                   ------------  -------------   -------------  ------------
     Net income (loss)                                             $     (0.37)  $       0.24    $      (0.24)  $      0.14
                                                                   ============  =============   =============  ============

DILUTED EARNINGS INCOME (LOSS) PER SHARE:
                                                                   ------------  -------------   -------------  ------------
     Net income (loss)                                             $     (0.37)  $       0.22    $      (0.24)  $      0.13
                                                                   ============  =============   =============  ============

During the six months and the three months ended June 30, 2005, all options and warrants outstanding were not included in the computation of net loss per share because the effect would be antidilutive. During the six and three months ended June 30, 2004, there were 122,300 and 120,737 options that were excluded from the computation of diluted earnings per share.

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

6)   CONCENTRATION OF CREDIT RISK:

         The revenues of three customers represented approximately 19%, 17% and 16% of the revenues for the six months ended June 30, 2005. The revenues of two customers represented approximately 23% and 16% of revenues for the same period in 2004.

7)   CREDIT ARRANGEMENT:

         The Company has a line of credit of $4.0 million with Keltic Financial Partners, LP, (Keltic) based on the Company's eligible accounts receivable balances. The line of credit has certain financial covenants, which the Company must meet on a quarterly basis. On March 23, 2004, the line of credit was amended and restated to include the following: an extension to June 2007, the removal of the guarantee of the Chief Executive Officer and less restrictive financial covenants. On March 23, 2005, the agreement was restated and amended, again. Included in the restated and amended agreement is Keltic's consent for the proposed transaction with Vanguard Info-Solutions Corporation, (as defined in more detail in the Definitive Proxy Statement filed on June 27, 2005), and a waiver to certain financial covenants that the Company failed to comply with in the first and second quarter ending March 31 and June 30, 2005, respectively. There was no outstanding balance at June 30, 2005 and December 31, 2004. The line of credit bears interest at a variable rate based on prime plus 1.75% and the rate was 8% at June 30, 2005.

         The Company is prohibited from paying dividends on its common stock due to restrictions under the restated and amended Loan and Security Agreement with Keltic Financial Partners, L.P. Keltic has consented to the payment of dividends on the Series A and Series B Preferred Stock, provided an event of default does not exist.

8)   CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         The Company has the following commitments as of June 30, 2005, which are comprised of long term obligations of an automobile loan, and employment contracts. In addition, there is a capital lease obligation and operating lease obligation as well. The automobile loan is payable in monthly installments of $1,262 including interest at 6%. As of June 30, 2005, the loan matures as follows: 2005 - $7,047 and 2006 - $13,478. The employment contracts are payable as follows: 2005 - $22,000. One of the Company's subsidiaries, T3 Media, which ceased operations in 2001, had entered into a series of capital lease obligations, which the Company had guaranteed. The Company continues the process of negotiating buy-outs on these leases. The Company has two operating leases for its corporate headquarters located in New York and its branch office in New Jersey. The annual amounts due for both locations are as follows: 2005 - $154,332, 2006 - $308,663 and 2007 - $191,100.

         The Company's commitments at June 30, 2005, are comprised of the following:

---------------------------------------------------------------------------------------------------------
                                                                PAYMENTS DUE BY PERIOD
   CONTRACTUAL OBLIGATIONS     --------------------------------------------------------------------------
                                                  LESS THAN 1      1 - 3        3 - 5          MORE THAN
                                    TOTAL            YEAR           YEAR        YEAR           5 YEARS
---------------------------------------------------------------------------------------------------------
LONG TERM OBLIGATIONS
Automobile Loan                    $ 20,525         $ 7,047        $ 13,478          $ -          $ -
Employment Contracts                 22,000          22,000               -            -            -
---------------------------------------------------------------------------------------------------------
CAPITAL LEASE OBLIGATIONS
Capital Lease - Short Term          290,517         290,517               -            -            -
---------------------------------------------------------------------------------------------------------
OPERTATING LEASES
Rent                                654,095         154,332         499,763            -            -
---------------------------------------------------------------------------------------------------------
TOTAL                             $ 987,137       $ 473,896       $ 513,241          $ -          $ -
---------------------------------------------------------------------------------------------------------


         As of June 30, 2005, the Company does not have any "Off Balance Sheet Arrangements".

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

         On May 5, 2005, the Company announced that its board of directors voted to postpone its 2005 annual shareholders' meeting scheduled for May 5, 2005. The Company's board of directors had determined that the disclosure in the proxy statement relating to the shareholders' meeting should be amended to describe certain terms and implications of the contemplated financing that Oak intends to enter into in order to finance its commitments relating to the Share Issuance and its purchase of Mr. BenTov's shares of TACT common stock. The Company held its annual shareholders meeting on July 26, 2005 at which time the matters set forth in the proxy statement were approved by the shareholders.

         On August 4, 2005, the Company terminated the Share Exchange Agreement and the Stock Purchase Agreement, pursuant to the terms of each agreement. The Company's Board of Directors felt that this action was in the best interest of the shareholders, employees and its clients. The Company has been advised that Mr. BenTov terminated his stock purchase agreement with Oak as well.

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

         Over 60% of the Company's consulting services revenues were generated from the hourly billing of its consultants' services to its clients under time and materials engagements, with the remainder generated under fixed-price engagements for the second quarter of 2005. The Company expects that revenues from fixed fee contracts will continue this trend.

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

         On May 5, 2005, the Company announced that its board of directors voted to postpone its 2005 annual shareholders' meeting scheduled for May 5, 2005. The Company's board of directors had determined that the disclosure in the proxy statement relating to the shareholders' meeting should be amended to describe certain terms and implications of the contemplated financing that Oak intends to enter into in order to finance its commitments relating to the Share Issuance and its purchase of Mr. BenTov's shares of TACT common stock. The Company held its annual shareholders meeting on July 26, 2005 at which time the matters set forth in the proxy statement were approved by the shareholders.

         On August 4, 2005, the Company terminated the Share Exchange Agreement and the Stock Purchase Agreement, pursuant to the terms of each agreement. The Company's Board of Directors felt that this action was in the best interest of the shareholders, employees and its clients. The Company has been advised that Mr. BenTov terminated his stock purchase agreement with Oak as well.

         On April 11, 2005, the Company completed an investment in an offshore joint venture, TACT Global Services Private Limited, in the amount of $250,000, which represents approximately a 68% ownership. The Company expects that this investment will substantially enhance its offshore presence in its continuing endeavor to stay competitive in the industry. The Company expects the operations of this subsidiary to increase throughout the remainder of the year.

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

RESULTS OF OPERATIONS

         The following table sets forth the percentage of revenues of certain items included in the Company's Statements of Operations:


                                        SIX MONTHS ENDED           THREE MONTHS ENDED
                                            JUNE 30                      JUNE 30
                                   --------------------------------------------------
                                      2005          2004         2005         2004
                                   -----------  ------------  ----------  -----------

    REVENUES                           100.0%        100.0%      100.0%       100.0%
    COST OF REVENUES                    71.5%         70.5%       73.4%        70.0%
                                   -----------  -----------   ----------  -----------
    GROSS PROFIT                        28.5%         29.5%       26.6%        30.0%
    OPERATING EXPENSES                  34.8%         24.5%       34.7%        24.7%
                                   -----------  -----------   ----------  -----------
    INCOME/LOSS FROM OPERATIONS         (6.2)%         5.0%       (8.1)%        5.3%
                                   -----------  -----------   ----------  -----------
    NET INCOME(LOSS)                    (6.3)%         4.3%       (8.1)%        4.7%
                                   ===========  ===========   ==========  ===========

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2005 TO THE THREE MONTHS ENDED JUNE 30, 2004

         REVENUES. Revenues of the Company increased by $357,000, or 5.6%, from $6.3 million for the three months ended June 30, 2004 to $6.7 million for the three months ended June 30, 2005. The increase was primarily attributable to an upturn in the economy, which fostered increased spending in the IT industry.

         Software licensing revenues increased by $19,000, or 4.7%, from $408,000 in the second quarter of 2004 to $427,000 in the second quarter of 2005. Software sales are expected to be ancillary to the Company's total revenues in future periods.

         GROSS PROFIT. The gross profit for the three months ended June 30, 2005 decreased by $125,000, or 6.5%, from $1.9 million in the second quarter of 2004 to $1.8 million in the second quarter of 2005. As a percentage of total revenues, gross margin for the quarter decreased from 30% in 2004 to 26.6% in 2005. The decrease in gross margin percentage was primarily due to costs associated with additional technical and support staff who are scheduled to start work on new projects.

         OPERATING EXPENSES. Operating expenses are comprised of Selling, General and Administrative ("SG&A") expenses, provision for doubtful accounts, depreciation and amortization and impairment of assets and restructuring charges. Operating expenses increased by $755,000, or 48.1%, from $1.6 million in the second quarter of 2004 to $2.3 million in the second quarter of 2005. The increase in operating expenses was primarily due to the recording of approximately $617,000 in transaction expenses relating to the proposed transaction with Vanguard, which was terminated on August 4, 2005 and an increase in payroll costs due to increased sales and marketing staff. Depreciation and amortization expenses decreased $45,000 or 42.3% from $106,000 to $61,000 in 2004 and 2005.

         TAXES. Taxes decreased $25,000 from $29,000 from the second quarter in 2004 to $4,000 in the second quarter of 2005.

         NET INCOME (LOSS). As a result of the above, the Company had a net loss of ($546,000) or ($.24) per share in the second quarter of 2005 compared to a net income of $298,000 or $0.14 per basic and $0.13 per diluted share in the second quarter 2004. Excluding the expenses associated with the proposed transaction the Company would have had a net income of approximately $71,000.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2005 TO THE SIX MONTHS ENDED JUNE 30, 2004

         REVENUES. Revenues of the Company increased by $671,000, or 5.5%, from $12.1 million for the six months ended June 30, 2004 to $12.8 million for the six months ended June 30, 2005. The increase was primarily attributable to an upturn in the economy, which fostered increased spending in the IT industry.

         Software licensing revenues increased by $120,000, or 17.4%, from $690,000 for the six months ended June 30, 2004 to $810,000 for the six months ended June 30, 2005. Software sales are expected to be ancillary to the Company's total revenues in future periods.

         GROSS PROFIT. The gross profit increased by $69,000, or 1.9%, from $3.6 million for the six months ended June 30, 2004 to $3.7 million for the six months ended June 30, 2005. As a percentage of total revenues, gross margin decreased from 29.5% in 2004 to 28.5% in 2005. The decrease in gross margin percentage of total revenues was primarily attributable to costs associated with additional technical and support staff who are scheduled to start work on new projects.

         OPERATING EXPENSES. Operating expenses increased by $1.5 million or 49.7%, from $3.0 million for the six months ended June 30, 2004 to $4.5 million for the six months ended June 30, 2005. The increase in operating expenses was primarily due to recording of approximately $1,162,000 in transaction expenses relating to the proposed transaction with Vanguard, which was terminated on August 4, 2005, an increase in payroll costs due to increased sales and marketing staff and an increase in insurance expenses across the board. Depreciation and amortization expenses decreased $105,000 or 46.4% from $226,531 in 2004 compared to $121,464 in 2005.

         TAXES. Taxes decreased $70,000 from $80,000 in the six months ended June 30, 2004 to $10,000 in the six months ended June 30, 2005.

         NET INCOME (LOSS). As a result of the above, the Company had a net loss of ($805,000) or ($.37) per basic and diluted share for the six months ended June 30, 2005 compared to a net income of $518,000 or $0.24 per basic and $0.22 per diluted share for the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a line of credit of $4.0 million with Keltic Financial Partners, LP, (Keltic) based on the Company's eligible accounts receivable balances. The line of credit has certain financial covenants, which the Company must meet on a quarterly basis. On March 23, 2004, the line of credit was amended and restated to include the following: an extension to June 2007, the removal of the guarantee of the Chief Executive Officer and less restrictive financial covenants. On March 23, 2005, the agreement was restated and amended, again. Included in the restated and amended agreement is Keltic's consent for the proposed transaction with Vanguard Info-Solutions Corporation, (as defined in more detail in the Definitive Proxy Statement filed on June 27, 2005), and a waiver to certain financial covenants that the Company failed to comply with in the first and second quarter ending March 31, 2005 and June 30, 2005, respectively. There was no outstanding balance at June 30, 2005and December 31, 2004. The line of credit bears interest at a variable rate based on prime plus 1.75% and the rate was 8% at June 30, 2005.

         The Company is prohibited from paying dividends on its common stock due to restrictions under the restated and amended Loan and Security Agreement with Keltic Financial Partners, L.P. Keltic has consented to the payment of dividends on the Series A and Series B Preferred Stock, provided an event of default does not exist.

         On August 4, 2005, the Company terminated the Share Exchange Agreement and the Stock Purchase Agreement, pursuant to the terms of each agreement. The Company's Board of Directors felt that this action was in the best interest of the shareholders, employees and its clients. The Company has been advised that Mr. BenTov terminated his stock purchase agreement with Oak as well.

         T3 Media had entered into a series of capital lease obligations, which the Company had guaranteed to finance its expansion plans, covering leasehold improvements, furniture and computer-related equipment. The amount outstanding under such leases was approximately $291,000 at June 30, 2005. The Company continues the process of negotiating buy-outs on these leases.

         The Company's cash balances were approximately $1 million at June 30, 2005 and $2.5 million at December 31, 2004. Net cash used in operating activities for the six months ended June 30, 2005 was approximately ($1,060,000) compared to ($315,000) for the six months ended June 30, 2004.

         The Company's accounts receivable, less allowance for doubtful accounts, at June 30, 2005 and December 31, 2004 were $4.6 million and $3.8 million, respectively, representing 60 and 54 days of sales outstanding, respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due because improved collection techniques and daily monitoring of receivables and cash balances have been implemented. Collection of receivables is one of the Company's highest priorities.

         The revenues of three customers represented approximately 19%, 17% and 16% of the revenues for the six months ended June 30, 2005. The revenues of two customers represented 23% and 16% of revenues for the same period in 2004.

         The Company has no restructuring charge liability as of June 30, 2005 and December 31, 2004.

         Net cash (used in)/provided by investing activities was approximately ($293,000) and $123,000 for the six months ended June 30, 2005 and 2004. In each of these periods additions to property and equipment was ($43,000) and ($51,000), respectively.

         Net cash (used in) financing activities was approximately ($95,000) and ($179,000) at June 30, 2005 and 2004.

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

OFF BALANCE SHEET ARRANGEMENTS

         As of June 30, 2005, the Company does not have any "Off Balance Sheet Arrangements".


CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         During the six months ended June 30, 2005, there were no material changes outside the ordinary course of the Company's business to the Company's contractual obligations and commitments, which were discussed in the table appearing in the Liquidity and Capital Resources section, under the Contractual Obligations header in Item 7 of the Company's Form 10-K for the year ended December 31, 2004.

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

OPERATING LOSSES

         The Company incurred an operating loss in the six months ended June 30, 2005. In the six months ended June 30, 2004, the Company had operating income of $611,000 and a net income of $517,500. There is no guarantee that the Company can achieve profitability on a quarterly or annual basis in the future. If revenues grow slower than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly the Company will continue to experience losses and the results of operations and financial condition will be materially and adversely affected.

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

DEPENDENCE ON LIMITED NUMBER OF CLIENTS

         The Company derives a significant portion of its revenues from a relatively limited number of clients primarily located in the New York/New Jersey metropolitan area of the United States. Adverse economic conditions affecting this region could have an adverse effect on the financial condition of its clients located there, which in turn could adversely impact its business and future growth. Revenues from its ten most significant clients accounted for a majority of its revenues for the six months ended June 30, 2005 as well as for each of the two years ended December 31, 2004. In each of these periods, the Company had at least one customer with revenues exceeding 10% of the Company's revenues. For the six months ended June 30, 2005, the Company had revenues from three customers, which represented 19%, 17% and 16% of revenues. For the year ended December 31, 2004, the Company had revenues from two customers, which represented 20% and 19% of revenues. Besides these customers, no other customer represented greater than 10% of the Company's revenues. In any given year, its ten most significant customers may vary based upon specific projects for those clients during that year. There can be no assurance that its significant clients will continue to engage it for additional projects or do so at the same revenue levels. Clients engage the Company on an assignment-by-assignment basis, and a client can generally terminate an assignment at any time without penalties. The loss of any significant customer could have a material adverse effect on its business, results of operations and financial condition. A failure of the Company to develop relationships with new customers could have a material adverse effect on its business, results of operations and financial condition.

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

BILLING MARGINS

         The Company's ability to maintain billing margins is uncertain. It derives over 60% of its revenues primarily from the hourly billing of consultants' services and, the remainder, from fixed-price projects. Its most significant cost is project personnel cost, which consists of consultant salaries and benefits. Thus, a significant portion its financial performance is based upon billing margin (billable hourly rate less the consultant's hourly cost) and personnel utilization rates (number of days worked by a consultant during a two-week billing cycle divided by the number of billing days in that cycle). In the second quarter of 2005, the Company's gross margin decreased due to costs associated with additional technical and support staff that are scheduled to start work on new projects. There can be no assurance, however, that its revenues will continue to be billed primarily on a time and materials basis or that the Company's cost containment and workforce rationalization effects will continue to provide positive results. In addition, during the past two years the Company's clients have been adverse to increases in any costs of the Company's services.

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

GOING CONCERN

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2005, the Company reported a net loss of ($805,000). For the year ended December 31, 2004, the Company reported net income of $1.2 million. Additionally, the Company has an accumulated deficit of $29 million at June 30, 2005. The Company believes that its continuing focus on cost reductions, together with a number of other operational changes, has resulted in an improved financial condition. There can be no assurance that the Company will be profitable in future quarters.

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

         Changes in internal controls. There were no significant changes in the Company's internal control over financial reporting in connection with an evaluation that occurred during our second fiscal quarter of 2005 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None material.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

         On March 23, 2005, the Company entered into an amended and restated Loan and Security Agreement with Keltic Financial Partners, L.P., which amended and restated the Company's pre-existing Loan and Security Agreement with Keltic. The amended and restated Loan and Security Agreement provides for a line of credit of $4.0 million to the Company based on the Company's eligible accounts receivable. The line of credit has certain financial covenants, which the Company must meet on a quarterly basis. The line of credit bears interest at a variable rate based on prime plus 1.75% and the rate was 8% at June 30, 2005. Included in the amendments to the previous Loan and Security Agreement were Keltic's consent for the proposed transaction with Vanguard Info-Solutions Corporation and a waiver to certain financial covenants that the Company failed to comply with in the second quarter ended June 30, 2005.

ITEM 6.  EXHIBITS

(A)     EXHIBITS
---     --------

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

                                      THE A CONSULTING TEAM, INC.

                                      By: /s/ Shmuel BenTov
                                          -----------------
DATE:  AUGUST 11, 2005                    Shmuel BenTov, Chairman,
                                          Chief Executive Officer and President

                                      By: /s/ Richard D. Falcone
                                          -----------------
DATE:  AUGUST 11, 2005                    Richard D. Falcone, Treasurer
                                          and Chief Financial Officer