Form 10-Q
period 2005-09-30
A CONSULTING TEAM INC
filed 2005-11-14
CIK 1040792

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the nine-month period ended: September 30, 2005

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

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act) Yes___ No X

         As of November 11, 2005, there were 2,361,333 shares of Common Stock, with $.01 par value per share, outstanding.

                           THE A CONSULTING TEAM, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION.............................................................................................3

   ITEM 1. FINANCIAL STATEMENTS...........................................................................................3

      Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004................................3
      Condensed Consolidated Statement of Operations for the three and nine months ended
        September 30, 2005 and 2004.......................................................................................4
      Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 and 2004................5
      Notes to Condensed Consolidated Financial Statements................................................................6

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

PART II. OTHER INFORMATION...............................................................................................21

   ITEM 1.  LEGAL PROCEEDINGS............................................................................................21
   ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..................................................21
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..............................................................................21
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................................21
   ITEM 5.  OTHER INFORMATION............................................................................................22
   ITEM 6.  EXHIBITS.....................................................................................................24

SIGNATURES...............................................................................................................26

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          THE A CONSULTING TEAM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         September 30,    December 31,
                                                             2005             2004
                                                          ------------    ------------
ASSETS                                                   (unaudited)
Current Assets:
  Cash and cash equivalents                               $    847,420    $  2,493,104
  Accounts receivable-
  less allowance for doubtful accounts of $306,828 at
  September 30, 2005, and $296,828 at December 31, 2004      5,466,797       3,810,759
  Unbilled receivables                                         295,495         260,000
  Prepaid expenses and other current assets                    224,884         139,704
                                                          ------------    ------------
       Total current assets                                  6,834,596       6,703,568
  Investments, net                                              87,059          87,059
  Property and equipment, net                                  502,587         556,896
  Goodwill                                                   1,140,964       1,140,964
  Intangibles, net                                                --            34,667
  Deposits and other assets                                    117,363         126,363
                                                          ------------    ------------
       Total assets                                       $  8,682,569    $  8,649,515
                                                          ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                   $  2,224,765    $  1,666,160
  Capital lease obligation                                     290,517         290,517
  Deferred revenue                                             142,393            --
  Deferred income taxes                                          5,625          22,500
  Current portion of long-term debt                             14,522         233,962
                                                          ------------    ------------
       Total current liabilities                             2,677,822       2,213,139
  Other long-term liabilities                                    2,506          13,479
                                                          ------------    ------------
       Total liabilities                                  $  2,680,328    $  2,226,617
                                                          ============    ============

Shareholders' equity:
  Preferred stock, $.01 par value; 2,000,000
  shares authorized; no shares issued and
  outstanding as of September 30, 2005, and
  571,615 shares issued and outstanding as of
  December 31, 2004                                               --             5,716
  Common stock, $.01 par value; 30,000,000 shares
  authorized; 2,361,333 issued and outstanding
  as of September 30, 2005; 2,122,647 issued and
  outstanding as of December 31, 2004                           23,614          21,227
  Paid-in capital                                           34,462,262      34,181,206
  Accumulated other comprehensive income                        (2,131)           --
  Accumulated deficit                                      (28,481,503)    (27,785,251)
                                                          ------------    ------------
  Total shareholders' equity                                 6,002,242       6,422,898
                                                          ------------    ------------
Total liabilities and shareholders' equity                $  8,682,569    $  8,649,515
                                                          ============    ============

      See accompanying notes to condensed consolidated financial statements

                           THE A CONSULTING TEAM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        NINE MONTHS ENDED                           THREE MONTHS ENDED
                                                          SEPTEMBER 30,                                SEPTEMBER 30,
                                             -------------------------------------------  --------------------------------------
                                                     2005                  2004                 2005                2004
                                             ---------------------  --------------------  ------------------  ------------------
                                                 (unaudited)            (unaudited)           (unaudited)         (unaudited)

REVENUES                                            $ 19,677,024       $ 18,733,064          $  6,857,858       $  6,584,780
Cost of revenues                                      14,119,610         13,045,840             4,957,988          4,486,486
                                                    ------------       ------------          ------------       ------------
Gross profit                                           5,557,414          5,687,224             1,899,870          2,098,295
OPERATING EXPENSES:
Selling, general & administrative                      6,061,442          4,385,462             1,725,161          1,634,133
Depreciation & amortization                              162,912            292,660                41,448             66,130
                                                    ------------       ------------          ------------       ------------
                                                       6,224,354          4,678,122             1,766,609          1,700,262
                                                    ------------       ------------          ------------       ------------
(Loss)/income from operations                           (666,940)         1,009,103               133,261            398,032
OTHER INCOME(EXPENSE):
Interest (expense) net                                    (3,428)           (22,501)               (9,062)            (8,989)
                                                    ------------       ------------          ------------       ------------
                                                          (3,428)           (22,501)               (9,062)            (8,989)
                                                    ------------       ------------          ------------       ------------
(LOSS)/INCOME BEFORE INCOME TAXES                       (670,368)           986,602               124,199            389,044
Provision for income taxes                                16,988             98,988                 6,692             18,945
                                                    ------------       ------------          ------------       ------------
NET (LOSS)/INCOME                                   $   (687,356)      $    887,614          $    117,507       $    370,099
                                                    ============       ============          ============       ============

Net earnings per share of common stock:
     Basic                                          $      (0.31)      $       0.41          $       0.05       $       0.17
                                                    ============       ============          ============       ============

     Diluted                                        $      (0.31)      $       0.38          $       0.05       $       0.16
                                                    ============       ============          ============       ============

      See accompanying notes to condensed consolidated financial statements

                           THE A CONSULTING TEAM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Nine Months Ended September 30,
                                                                               2005                2004
                                                                        --------------------  ----------------
                                                                              (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income                                                            $  (687,356)        $   887,614
Adjustments to reconcile net (loss)/income to  net cash (used in)/
provided by operating activities, net of acquired assets:
Depreciation and amortization                                                    162,912             292,660
Deferred income taxes                                                            (16,875)            (16,875)
Provision for doubtful accounts                                                   10,000             145,000
Amortization of deferred financing cost                                            9,000               7,000
Compensation expense for stock issued                                            133,200                  --
Changes in operating assets and liabilities:
Accounts receivable                                                           (1,666,038)         (1,738,850)
Unbilled receivables                                                             (35,495)           (167,506)
Prepaid or refundable income taxes                                                    --             (18,760)
Prepaid expenses and other current assets                                        (85,180)            (93,829)
Accounts payable and accrued expenses                                            558,605             302,908
Deferred revenue                                                                 142,393                  --
                                                                             -----------         -----------
Net cash (used in) operating activities                                       (1,474,834)           (400,638)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                               (73,936)           (113,589)
Investments and advances                                                          (2,131)                 --
Proceeds from Sale of Investment                                                      --             226,450
Deposits                                                                              --             (38,489)
Net cash (used in)/provided by investing activities                              (76,067)             74,372
                                                                             -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from conversion of stock options                                        144,527               1,876
Payment of deferred financing cost                                                    --             (40,000)
Dividend paid to Preferred Shareholders                                           (8,897)            (20,101)
Repayment of long-term debt                                                     (230,412)           (140,731)
Net cash (used in) financing activities                                          (94,782)           (198,956)
                                                                             -----------         -----------

Net (decrease) in cash and cash equivalents                                   (1,645,684)           (525,222)
Cash and cash equivalents at beginning of period                               2,493,104           1,409,623
                                                                             -----------         -----------
Cash and cash equivalents at end of period                                   $   847,420         $   884,402
                                                                             ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                     $    13,050         $    28,477
                                                                             ===========         ===========

Cash paid during the period for income taxes                                 $    11,546         $   125,041
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


2) INTERIM FINANCIAL STATEMENTS:

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 2005 and the consolidated results of operations for the three and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004.

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

         The consolidated results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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


3) STOCK BASED COMPENSATION:

         At September 30, 2005, the Company has a stock based compensation plan, which is described as follows:

         The Company adopted a Stock Option Plan (the "Plan") that provides for the grant of stock options that are either "incentive" or "non-qualified" for federal income tax purposes. The Plan provided for the issuance of up to a maximum of 150,000 shares of common stock. On May 27, 1998, the shareholders approved and ratified an increase to the Plan from 150,000 to 225,000 shares of common stock, on May 24, 2001, the shareholders approved and ratified an increase to the Plan from 225,000 to 300,000 shares of common stock, and on July 26, 2005, the shareholders approved and ratified an increase to the plan from 300,000 to 1,200,000 shares of common stock (subject to adjustment pursuant to customary anti-dilution provisions).

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

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

                                                   NINE MONTHS                          THREE MONTHS
                                                ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                              2005               2004              2005               2004
                                         ----------------   ---------------   ----------------   ----------------
Net (loss)/income                          $(687,356)         $ 887,614          $ 117,507         $ 370,099
Preferred dividend                             8,897             20,101                 --             6,749
                                           ---------          ---------          ---------         ---------
Net (loss)/income  available to
    common stockholders                     (696,253)           867,513            117,507           363,350
Deduct:
Total stock based compensation
    expense determined under fair
    value based method for all awards         (3,000)           (19,000)            (1,000)           (4,000)

                                           ---------          ---------          ---------         ---------
    Pro forma net (loss)/income            $(699,253)         $ 848,513          $ 116,507         $ 359,350
                                           =========          =========          =========         =========

Earnings per share:
    Basic - as reported                    $   (0.31)         $    0.41          $    0.05         $    0.17
                                           =========          =========          =========         =========

    Diluted - as reported                  $   (0.31)         $    0.38          $    0.05         $    0.16
                                           =========          =========          =========         =========

    Basic - as pro forma                   $   (0.31)         $    0.40          $    0.05         $    0.17
                                           =========          =========          =========         =========

    Diluted - as pro forma                 $   (0.31)         $    0.38          $    0.05         $    0.16
                                           =========          =========          =========         =========

4) NET (LOSS)/INCOME PER SHARE:

         The following table sets forth the computation of basic and diluted net income (loss) per share for the nine months and the three months ended September 30, 2005 and 2004.

                                                                      NINE MONTHS ENDED                      THREE MONTHS ENDED
                                                                     SEPTEMBER 30, 2005                      SEPTEMBER 30, 2005
                                                            ------------------------------------------------------------------------
                                                                   2005              2004             2005              2004
                                                            -----------------     -----------      -----------     -----------------
Numerator for basic net (loss)/income per share
     Net (loss)/income                                            $  (687,356)     $   887,614     $   117,507     $   370,099
     Preferred dividend                                                 8,897           20,101              --           6,749
                                                                  -----------      -----------     -----------     -----------
     Net (loss)/income  available to common stockholders          $  (696,253)     $   867,513     $   117,507     $   363,350
                                                                  ===========      ===========     ===========     ===========

NUMERATOR FOR DILUTED NET (LOSS)/INCOME PER SHARE
     Net (loss)/income available to common stockholders &
     assumed conversion                                           $  (696,253)     $   887,614     $   117,507     $   370,099
                                                                  ===========      ===========     ===========     ===========

DENOMINATOR:
     Denominator for basic earnings (loss)/income
     per share - weighted-average shares                            2,260,445        2,108,732       2,350,761       2,109,530
                                                                  ===========      ===========     ===========     ===========

     Effect of dilutive securities:
     Preferred Shares                                                      --          142,903              --         142,903
     Employee stock options                                                --           56,972          39,919          66,522
                                                                  -----------      -----------     -----------     -----------
     Denominator for diluted earnings (loss)/income per
        share - adjusted weighted-average shares                    2,260,445        2,308,607       2,390,680       2,318,955
                                                                  ===========      ===========     ===========     ===========

BASIC EARNINGS (LOSS)/INCOME  PER SHARE:
                                                                  -----------      -----------     -----------     -----------
     Net (loss)/income                                            $     (0.31)     $      0.41     $      0.05     $      0.17
                                                                  ===========      ===========     ===========     ===========

DILUTED EARNINGS (LOSS)/INCOME  PER SHARE:
                                                                  -----------      -----------     -----------     -----------
     Net (loss)/income                                            $     (0.31)     $      0.38     $      0.05     $      0.16
                                                                  ===========      ===========     ===========     ===========

         During the nine months ended September 30, 2005, all options and warrants outstanding were not included in the computation of net loss per share because the effect would be antidilutive. During the three months ended September 30, 2005, there were 138,030 options that were excluded from the computation of diluted earnings per share. During the nine and three months ended September 30, 2004, there were 136,985 and 127,435 options that were excluded from the computation of diluted earnings per share, because the options were not vested or the exercise price was in excess of fair market value.


5) ACCOUNTING PRONOUNCEMENTS:

         In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share Based Payment (Statement 123 (R) ). This Statement requires that the costs of employee share based payments be measured at fair value on the awards' grant date using an option-pricing model and recognized in the financial statements over the requisite service period. This Statement does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants SOP 93-6, "Employer's Accounting for Employee Stock Ownership Plans." Statement 123 (R) supersedes Opinion 25, Accounting for Stock Issued to Employees and its related interpretations, and eliminates the alternative to use Opinion 25's intrinsic value method of accounting, which the Company is currently using. Statement 123
(R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123 (R). The second method is the modified retrospective application, which requires that the Company restates prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. The SEC amended the effective dates of Statement 123(R) for public companies by issuing Release 33-8568. The new rule allows registrants to implement Statement 123(R) at the beginning of their next fiscal year, instead of the next interim period, that begins after June 15, 2005 (after December 15, 2005 for small business issuers). The Company is currently determining which transition method it will adopt and is evaluating the impact Statement 123 (R) will have on its financial position, results of operations, and EPS when the Statement is adopted.

6) CONCENTRATION OF CREDIT RISK:

         The revenues of three customers represented approximately 21%, 19% and 15% of the revenues for the nine months ended September 30, 2005. The revenues of three customers represented approximately 20%, 17% and 10% of revenues for the same period in 2004.


7) CREDIT ARRANGEMENT:

         The Company has a line of credit of $4.0 million with Keltic Financial Partners, LP, (Keltic) based on the Company's eligible accounts receivable balances. The line of credit has certain financial covenants, which the Company must meet on a quarterly basis. On March 23, 2004, the line of credit was amended and restated to include the following: an extension to June 2007, the removal of the guarantee of the Chief Executive Officer and less restrictive financial covenants. On March 23, 2005, the agreement was restated and amended, again. Included in the restated and amended agreement is Keltic's consent for the proposed transaction with Vanguard Info-Solutions Corporation, (as defined in more detail in the Definitive Proxy Statement filed on June 27, 2005), which transaction was terminated on August 4, 2005 and a waiver to certain financial covenants that the Company failed to comply with in the first and second quarter ending March 31 and June 30, 2005, respectively. The Company failed to comply with these covenants for the quarter ended September 30, 2005. Accordingly, a waiver was obtained from Keltic. There was no outstanding balance at September 30, 2005 and December 31, 2004. The line of credit bears interest at a variable rate based on prime plus 1.75% and the rate was 8.5% at September 30, 2005.

         The Company is prohibited from paying dividends on its common stock due to restrictions under the restated and amended Loan and Security Agreement with Keltic Financial Partners, L.P. Keltic has consented to the payment of dividends on the Series A and Series B Preferred Stock, provided an event of default does not exist.

         As of September 30, 2005, the Series A and Series B Preferred Stock had been converted to common stock.


8) CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         The Company has the following commitment as of September 30, 2005, which is comprised of a long term obligation of an automobile loan. In addition, there is a capital lease obligation and operating lease obligation as well. The automobile loan is payable in monthly installments of $1,262 including interest at 6%. As of September 30, 2005, the loan matures as follows: 2005 - $3,549 and 2006 - $13,478. One of the Company's subsidiaries, T3 Media, which ceased operations in 2001, had entered into a series of capital lease obligations, which the Company had guaranteed. The Company continues the process of negotiating buy-outs on these leases. The Company has two operating leases for its corporate headquarters located in New York and its branch office in New Jersey. The annual amounts due for both locations are as follows: 2005 - $77,166, 2006 - $308,663 and 2007 - $191,100.

The Company's commitments at September 30, 2005, are comprised of the following:

----------------------------------------------------------------------------------------------------------------
      CONTRACTUAL OBLIGATIONS                                      PAYMENTS DUE BY PERIOD
                                     ---------------------------------------------------------------------------
                                                          Less Than 1         1 - 3          3 - 5    More Than
                                          Total              Year             Years          Years     5 Years
----------------------------------------------------------------------------------------------------------------
Long Term Obligations
Automobile Loan                              $ 17,027         $ 3,549        $ 13,478          $ -          $ -
----------------------------------------------------------------------------------------------------------------
CAPITAL LEASE OBLIGATIONS
Capital Lease - Short Term                    290,517         290,517               -            -            -
----------------------------------------------------------------------------------------------------------------
OPERTATING LEASES
Rent                                          576,929          77,166         499,763            -            -
----------------------------------------------------------------------------------------------------------------
TOTAL                                       $ 884,473       $ 371,232       $ 513,241          $ -          $ -
----------------------------------------------------------------------------------------------------------------

As of September 30, 2005, the Company does not have any "Off Balance Sheet Arrangements".


9) TERMINATION OF VANGUARD INFO-SOLUTIONS CORP TRANSACTION AND OAK FINANCE INVESTMENT LIMITED AGREEMENT

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

         On May 5, 2005, the Company announced that its board of directors voted to postpone its 2005 annual shareholders' meeting scheduled for May 5, 2005. The Company's board of directors had determined that the disclosure in the proxy statement relating to the shareholders' meeting should be amended to describe certain terms and implications of the contemplated financing that Oak intended to enter into in order to finance its commitments relating to the Share Issuance and its purchase of Mr. BenTov's shares of TACT common stock. The Company held its annual shareholders meeting on July 26, 2005 at which time the matters set forth in the proxy statement were approved by the shareholders.

         In addition, the Company's Board of Directors had approved the payment of a $0.75 per share cash dividend to holders of its common stock and preferred stock of record on March 21, 2005, if the Share Exchange Agreement and the Share Issuance were consummated.

         On August 4, 2005, the Company terminated the Share Exchange Agreement with Vanguard Info-Solutions Corporation and its stockholders and the Stock Purchase Agreement with Oak Finance Investments Limited, pursuant to the terms of each agreement. The Company's Board of Directors felt that this action was in the best interest of the shareholders, employees and its clients. The Company was informed that Mr. BenTov terminated his agreement with Oak Finance Investment Limited.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of significant factors affecting the Company's operating results, liquidity and capital resources should be read in conjunction with the accompanying financial statements and related notes.


OVERVIEW

         Since 1983, TACT has provided IT services and solutions to Fortune 1000 companies and other large organizations. In 1997, TACT became a public company (NASDAQ Capital Market: TACX), headquartered in New York, NY. In addition, TACT has an office in Clark, NJ.

         Rapid technological advance, and the wide acceptance and use of the Internet as a driving force in commerce, accelerated the growth of the IT industry through 2001. These advances included more powerful and less expensive computer technology, the transition from predominantly centralized mainframe computer systems to open and distributed computing environments and the advent of capabilities such as relational databases, imaging, software development productivity tools, electronic commerce ("e-commerce") applications and web-enabled software. These advances expanded the benefits that users can derive from computer-based information systems and improved the price-to-performance ratios of such systems. As a result, an increasing number of companies were employing IT in new ways, often to gain competitive advantages in the marketplace, and IT services have become an essential component of their long-term growth strategies. The same advances that have enhanced the benefits of computer systems rendered the development and implementation of such systems increasingly complex. In addition, there was a shortage of IT consultants qualified to support these systems. Accordingly, organizations turned to external IT services organizations such as TACT to develop, support and enhance their internal IT systems. However, during 2002 and continuing into 2003 there was a slowdown in IT spending coincident with the general economic slowdown. This resulted in revenue decreases at many IT service companies, however, IT spending increased in 2004 and this trend has continued into 2005. Accordingly, the company will continue to expand its sales and recruiting function in our effort to further increase its revenues in both the short-term and long-term.

         TACT is an end-to-end IT solutions and services provider focused on leveraging existing systems and data. The Company's goal is to empower customers through the utilization of technology to reduce costs, improve services and increase revenues. The Company delivers migrations and conversions of legacy systems, web enablement of existing systems, custom application development, performance optimization, outsourcing, strategic sourcing and enterprise wide IT consulting, and software solutions. In addition, TACT established TACT Global Services Private Limited (TGS) an offshore subsidiary in order to substantially enhance its offshore presence in its continuing endeavor to stay competitive in the industry.

         Over 60% of the Company's consulting services revenues were generated from the hourly billing of its consultants' services to its clients under time and materials engagements, with the remainder generated under fixed price engagements for the third quarter of 2005. The Company does not expect that from the percentage of fixed fee contracts will vary significantly.

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

         When TACT is engaged by its clients to implement IT solutions or services it uses its Smart Approach. TACT's Smart Approach is a leading edge set of end-to-end solutions and services that include Strategy, Methodology, Architecture, Resources and Tools. The Strategy is developed together with the client to ensure that the client's goals and objectives are met. The Methodology is a Tried and True TACT Methodology that is followed in order to implement the Strategy. The solutions and services are built on a robust Architecture, Utilize highly qualified TACT Resources and Exploit best-of-breed Tools.

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

         The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company's operating performance is primarily based upon billing margins (billable hourly rate less the consultant's hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). Large portions of the Company's engagements are on a time and materials basis. Consultants billable hourly rates are determined through negotiation with the client. TACT also actively manages its personnel utilization rates by constantly monitoring project requirements and timetables. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in TACT's training programs in order to expand their technical skill sets. TACT carefully monitors consultants that are not utilized and has established guidelines for the amount of non-billing time that it allows before a consultant is terminated.

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

         On January 21, 2005, the Company entered into a Share Exchange Agreement (the "Share Exchange Agreement") with Vanguard Info-Solutions Corporation, a New Jersey corporation ("Vanguard"), the Vanguard shareholders and the authorized representative of the Vanguard shareholders named therein providing for an exchange of 7,312,796 shares of the Company's common stock for all of the issued and outstanding shares of capital stock of Vanguard (the "Share Exchange"). Additionally, on January 21, 2005, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Oak Finance Investments Limited ("Oak"), a British Virgin Islands company, providing for the sale of between 625,000 and 1,250,000 shares of the Company's common stock to Oak at a cash purchase price of $8.00 per share (the "Share Issuance"). The Company's Chairman and CEO, Mr. Shmuel BenTov had also entered into an agreement under which he has agreed to sell all of his shares of TACT capital stock to Oak in a separate transaction at $10.25 per share.

         On May 5, 2005, the Company announced that its board of directors voted to postpone its 2005 annual shareholders' meeting scheduled for May 5, 2005. The Company's board of directors had determined that the disclosure in the proxy statement relating to the shareholders' meeting should be amended to describe certain terms and implications of the contemplated financing that Oak intended to enter into in order to finance its commitments relating to the Share Issuance and its purchase of Mr. BenTov's shares of TACT common stock. The Company held its annual shareholders meeting on July 26, 2005 at which time the matters set forth in the proxy statement were approved by the shareholders.

         On August 4, 2005, the Company terminated the Share Exchange Agreement with Vanguard Info-Solutions Corporation and its stockholders and the Stock Purchase Agreement with Oak Finance Investments Limited, pursuant to the terms of each agreement. The Company's Board of Directors felt that this action was in the best interest of the shareholders, employees and its clients.

         On April 11, 2005, the Company completed an investment in an offshore joint venture, TACT Global Services Private Limited (TGS), in the amount of $250,000, which represented approximately a 68% ownership. A minority partner invested $100,000 for the remaining 32% ownership. In September 2005, the Company increased its ownership to 100% by repurchasing the minority partners investment for $100,000. The Company has consolidated the results of TGS in its financial statements. The Company expects that TGS will substantially enhance its offshore presence in its continuing endeavor to stay competitive in the industry. The Company expects the operations of TGS to continue to increase throughout the remainder of the year.



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

RESULTS OF OPERATIONS

         The following table sets forth the percentage of revenues of certain items included in the Company's Statements of Operations:


                                          NINE MONTHS ENDED               THREE MONTHS ENDED
                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                  ------------------------------------------------------------------
                                       2005             2004             2005             2004
                                  ---------------  ---------------  ---------------  ---------------

REVENUES                              100.0%           100.0%           100.0%           100.0%
COST OF REVENUES                       71.8%            69.6%            72.3%            68.1%
                                      -----            -----            -----            -----
GROSS PROFIT                           28.2%            30.4%            27.7%            31.9%
OPERATING EXPENSES                     31.6%            25.0%            25.8%            25.8%
                                      -----            -----            -----            -----
LOSS/INCOME FROM OPERATIONS            (3.4)%            5.4%             1.9%             6.0%
                                      -----            -----            -----            -----
NET (LOSS)/GAIN                        (3.5)%            4.7%             1.7%             5.6%
                                      =====            =====            =====            =====

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2005 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

         REVENUES. Revenues of the Company increased by $273,000, or 4.2%, from $6.6 million for the three months ended September 30, 2004 to $6.9 million for the three months ended September 30, 2005. The increase was primarily attributable to increased spending in the IT industry and TACT's increased investment in sales personnel.

         Software licensing revenues increased by $6,000, or 1.9%, from $294,000 in the third quarter of 2004 to $300,000 in the third quarter of 2005. Software sales are expected to be ancillary to the Company's total revenues in future periods.

         GROSS PROFIT. The gross profit for the three months ended September 30, 2005 decreased by $198,000, or 9.5%, from $2.1 million in the third quarter of 2004 to $1.9 million in the third quarter of 2005. As a percentage of total revenues, gross margin for the quarter decreased from 31.9% in 2004 to 27.7% in 2005. The decrease in gross margin percentage was due to the mix of time and material work compared to fixed price projects and to the costs associated with additional technical and support staff for work on projects.

         OPERATING EXPENSES. Operating expenses are comprised of Selling, General and Administrative ("SG&A") expenses, provision for doubtful accounts, depreciation and amortization and impairment of assets and restructuring charges. Operating expenses increased by $66,000, or 3.9%, from $1.7 million in the third quarter of 2004 to $1.8 million in the third quarter of 2005. The increase in operating expenses was primarily due to an increase in payroll costs due to increased sales and marketing staff, a general increase in insurance expenses, costs related to Sarbanes-Oxley consulting services and a stock compensation expense in the amount of $134,000, which was partially offset by a decrease in transaction related expenses of $166,000. Depreciation and amortization expenses decreased $25,000 or 37.3% from $66,000 to $41,000 in 2004 and 2005.

         TAXES. Taxes decreased $12,000 from $19,000 in the third quarter of 2004 to $7,000 in the third quarter of 2005.

         NET INCOME (LOSS). As a result of the above, the Company had a net income of $117,500 or $0.05 per basic and diluted share in the third quarter of 2005 compared to a net income of $370,000 or $0.17 per basic and $0.16 per diluted share in the third quarter 2004.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2005 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

         REVENUES. Revenues of the Company increased by $944,000, or 5.0%, from $18.7 million for the nine months ended September 30, 2004 to $19.7 million for the nine months ended September 30, 2005. The increase was primarily attributable to increased spending in the IT industry and TACT's increased investment in sales personnel.

         Software licensing revenues increased by $126,000, or 12.8%, from $985,000 for the nine months ended September 30, 2004 to $1.1 million for the nine months ended September 30, 2005. Software sales are expected to be ancillary to the Company's total revenues in future periods.

         GROSS PROFIT. The gross profit decreased by $130,000, or 2.3%, from $5.7 million for the nine months ended September 30, 2004 to $5.6 million for the nine months ended September 30, 2005. As a percentage of total revenues, gross margin decreased from 30.4% in 2004 to 28.2% in 2005. The decrease in gross margin percentage of total revenues was due to the mix of time and material work compared to fixed price projects and to the costs associated with additional technical and support staff for work on projects.

         OPERATING EXPENSES. Operating expenses increased by $1.5 million or 33%, from $4.7 million for the nine months ended September 30, 2004 to $6.2 million for the nine months ended September 30, 2005. The increase in operating expenses was primarily due to recording of approximately $1,162,000 in transaction expenses relating to the proposed transaction with Vanguard, which was terminated on August 4, 2005, an increase in payroll costs due to increased sales and marketing staff, a general increase in insurance expenses, costs related to Sarbanes-Oxley consulting services and a stock compensation expense in the amount of $134,000. Depreciation and amortization expenses decreased $130,000 or 44.3% from $293,000 in 2004 compared to $163,000 in 2005.

         TAXES. Taxes decreased $82,000 from $99,000 in the nine months ended September 30, 2004 to $17,000 in the nine months ended September 30, 2005.

         NET (LOSS)/INCOME. As a result of the above, the Company had a net loss of ($687,000) or ($0.31) per basic and diluted share for the nine months ended September 30, 2005 compared to a net income of $888,000 or $0.41 per basic and $0.38 per diluted share for the nine months ended September 30, 2004.



LIQUIDITY AND CAPITAL RESOURCES

         The Company has a line of credit of $4.0 million with Keltic Financial Partners, LP, (Keltic) based on the Company's eligible accounts receivable balances. The line of credit has certain financial covenants, which the Company must meet on a quarterly basis. On March 23, 2004, the line of credit was amended and restated to include the following: an extension to June 2007, the removal of the guarantee of the Chief Executive Officer and less restrictive financial covenants. On March 23, 2005, the agreement was restated and amended, again. Included in the restated and amended agreement is Keltic's consent for the proposed transaction with Vanguard Info-Solutions Corporation, (as defined in more detail in the Definitive Proxy Statement filed on June 27, 2005), which transaction was terminated on August 4, 2005 and a waiver to certain financial covenants that the Company failed to comply with in the first and second quarter ending March 31 and June 30, 2005, respectively. The Company failed to comply with these covenants for the quarter ended September 30, 2005. Accordingly, a waiver was obtained from Keltic. There was no outstanding balance at September 30, 2005 and December 31, 2004. The line of credit bears interest at a variable rate based on prime plus 1.75% and the rate was 8.5% at September 30, 2005.

         The Company is prohibited from paying dividends on its common stock due to restrictions under the restated and amended Loan and Security Agreement with Keltic Financial Partners, L.P. Keltic has consented to the payment of dividends on the Series A and Series B Preferred Stock, provided an event of default does not exist.

         As of September 30, 2005, the Series A and Series B Preferred Stock had been converted to common stock.

         On August 4, 2005, the Company terminated the Share Exchange Agreement with Vanguard Info-Solutions Corporation and its stockholders and the Stock Purchase Agreement with Oak Finance Investments Limited, pursuant to the terms of each agreement. The Company's Board of Directors felt that this action was in the best interest of the shareholders, employees and its clients.

         T3 Media had entered into a series of capital lease obligations, which the Company had guaranteed to finance its expansion plans, covering leasehold improvements, furniture and computer-related equipment. The amount outstanding under such leases was approximately $291,000 at September 30, 2005. The Company continues the process of negotiating buy-outs on these leases.

         The Company's cash balances were approximately $847,000 at September 30, 2005 and $2.5 million at December 31, 2004. Net cash used in operating activities for the nine months ended September 30, 2005 was approximately ($1,475,000) compared to ($401,000) for the nine months ended September 30, 2004.

         The Company's accounts receivable, less allowance for doubtful accounts, at September 30, 2005 and December 31, 2004 were $5.5 million and $3.8 million, respectively, representing 69 and 54 days of sales outstanding, respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due because improved collection techniques and daily monitoring of receivables and cash balances have been implemented. Collection of receivables is one of the Company's highest priorities.

         The revenues of three customers represented approximately 21%, 19% and 15% of the revenues for the nine months ended September 30, 2005. The revenues of three customers represented 20%, 17% and 10% of revenues for the same period in 2004.

         Net cash (used in)/provided by investing activities was approximately ($76,000) and $74,000 for the nine months ended September 30, 2005 and 2004. In each of these periods additions to property and equipment was ($74,000) and ($114,000), respectively.

         Net cash (used in) financing activities was approximately ($95,000) and ($199,000) at September 30, 2005 and 2004.

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


OFF BALANCE SHEET ARRANGEMENTS

         As of September 30, 2005, the Company does not have any "Off Balance Sheet Arrangements".


CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         During the nine months ended September 30, 2005, there were no material changes outside the ordinary course of the Company's business to the Company's contractual obligations and commitments, which were discussed in the table appearing in the Liquidity and Capital Resources section, under the Contractual Obligations header in Item 7 of the Company's Form 10-K for the year ended December 31, 2004.


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



OPERATING LOSSES

         The Company incurred an operating loss in the nine months ended September 30, 2005 of $667,000. In the three months ended September 30, 2005, the Company had operating income of $133,000 and net income of $117,500. In the nine months ended September 30, 2004, the Company had operating income of $1.0 million and a net income of $887,600. There is no guarantee that the Company can achieve profitability on a quarterly or annual basis in the future. If revenues grow slower than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly the Company will continue to experience losses and the results of operations and financial condition will be materially and adversely affected.



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

DEPENDENCE ON LIMITED NUMBER OF CLIENTS

         The Company derives a significant portion of its revenues from a relatively limited number of clients primarily located in the New York/New Jersey metropolitan area of the United States. Adverse economic conditions affecting this region could have an adverse effect on the financial condition of its clients located there, which in turn could adversely impact its business and future growth. Revenues from its ten most significant clients accounted for a majority of its revenues for the nine months ended September 30, 2005 as well as for each of the two years ended December 31, 2004 and 2003. In each of these periods, the Company had at least one customer with revenues exceeding 10% of the Company's revenues. For the nine months ended September 30, 2005, the Company had revenues from three customers, which represented 21%, 19% and 15% of revenues. For the year ended December 31, 2004, the Company had revenues from two customers, which represented 20% and 19% of revenues. Besides these customers, no other customer represented greater than 10% of the Company's revenues. In any given year, its ten most significant customers may vary based upon specific projects for those clients during that year. There can be no assurance that its significant clients will continue to engage it for additional projects or do so at the same revenue levels. Clients engage the Company on an assignment-by-assignment basis, and a client can generally terminate an assignment at any time without penalties. The loss of any significant customer could have a material adverse effect on its business, results of operations and financial condition. A failure of the Company to develop relationships with new customers could have a material adverse effect on its business, results of operations and financial condition.



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

BILLING MARGINS

         The Company's ability to maintain billing margins is uncertain. It derives over 60% of its revenues from the hourly billing of consultants' services for time and material work and the remainder, from fixed-price projects. Its most significant cost is project personnel cost, which consists of consultant salaries and benefits. Thus, a significant portion of its financial performance is based upon billing margin (billable hourly rate less the consultant's hourly cost) and personnel utilization rates (number of days worked by a consultant during a two-week billing cycle divided by the number of billing days in that cycle). In the third quarter of 2005, the Company's gross margin decreased due to the mix of time and material work compared to fixed price projects and to the costs associated with additional technical and support staff for work on new projects. There can be no assurance, however, that its revenues will continue to be billed primarily on a time and materials basis or that the Company's cost containment and workforce rationalization effects will continue to provide positive results. In addition, during the past two years the Company's clients have been adverse to increases in any costs of the Company's time and material services.



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


GOING CONCERN

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2005, the Company reported a net loss of ($687,000). For the year ended December 31, 2004, the Company reported net income of $1.2 million. Additionally, the Company has an accumulated deficit of $28.5 million at September 30, 2005. The Company believes that its continuing focus on cost reductions, together with a number of other operational changes, has resulted in an improved financial condition. There can be no assurance that the Company will be profitable in future quarters.



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

         Changes in internal controls. There were no significant changes in the Company's internal control over financial reporting in connection with an evaluation that occurred during our third fiscal quarter of 2005 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.


PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None material.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On August 11, 2005, the Company granted and issued 10,000 shares of restricted common stock under the Company's Amended and Restated 1997 Stock Option and Award Plan to each of Messrs. Steven S. Mukamal, William P. Miller, and Reuven Battat, each a non-employee director of the Company for compensation as such. The issuances of restricted common stock were made in reliance upon the exemption from registration provisions of the Securities Act of 1933 afforded by
Section 4(2) thereof and/or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The acquirers of the securities described above acquired them for their own account and not with a view to any distribution thereof to the public. Based upon discussions with and representations made by the investor, the Company reasonably believed that such investor was accredited and a sophisticated investor. The acquirers had access to information on the Company necessary to make an informed investment decision. The shares are fully vested as of the date of grant and are subject to certain transfer restrictions in accordance with the plan.

         The Company is prohibited from paying dividends on its common stock due to restrictions under the restated and amended Loan and Security Agreement with Keltic Financial Partners, L.P.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 26, 2005, the Company held its annual meeting of shareholders (the "Annual Meeting"). The shareholders approved by a majority of votes the election of Messrs. Andrew H. Ball, Joseph Harris, William P. Miller, Steven S. Mukamal and William A. Newman as directors of the Company as follows:

         NAME                   IN FAVOR      AGAINST      WITHHELD      UNVOTED
         ----                   --------      -------      --------      -------
         Andrew H. Ball         1,975,672      None          5,512        None
         Joseph Harris          1,975,672      None          5,512        None
         William P. Miller      1,975,672      None          5,512        None
         Steven S. Mukamal      1,975,672      None          5,512        None
         William A. Newman      1,975,672      None          5,512        None

         The election of Messrs. Andrew H. Ball, Joseph Harris and William A. Newman as directors of the Company were conditional upon the consummation of Share Exchange and the Share Issuance. In addition, Messrs. Shmuel BenTov and Reuven Battat, each a director the Company, had intended to resign as a director effective upon consummation of the Share Exchange and Share Issuance. As discussed above, the Share Exchange and Share Issuance were terminated prior to consummation. Therefore, such elections and resignations never became effective. Messrs. BenTov, Battat, Miller and Mukamal continue to serve as directors of the Company until the annual meeting of shareholders in 2006 and until their successors have been duly elected and qualified.

         The shareholders approved the Company's issuance of 7,312,796 shares of the Company's Common Stock to be exchanged for all the issued and outstanding shares of Vanguard Info-Solutions Corporation, a New Jersey corporation ("Vanguard") pursuant to the Share Exchange Agreement, dated as of January 21, 2005, by and among the Company, Vanguard, the Vanguard shareholders, and their authorized representative. (the "Share Exchange")


               IN FAVOR      AGAINST      ABSTAINED        UNVOTED
               --------      -------      ---------        -------
              1,312,519       1,237          None         1,015,702

         As previously, disclosed, the Company terminated the Share Exchange prior to consummation on August 4, 2005.

         The shareholders approved the Company's issuance between 625,000 and 1,250,000 shares of the Company's Common Stock to Oak Finance Investments Limited, a British Virgin Islands company ("Oak"), and to the permitted assignees of Oak, pursuant to the Stock Purchase Agreement, dated as of January 21, 2005 between the Company and Oak. (the Share Issuance)


               IN FAVOR      AGAINST      ABSTAINED        UNVOTED
               --------      -------      ---------        -------
              1,311,869       1,887          None         1,015,702

         As previously disclosed, the Company terminated the Share Issuance prior to consummation on August 4, 2005.

         The shareholders approved an amendment to the Company's Certificate of Incorporation to change the Company's name from The A Consulting Team, Inc. to Vanguard Info-Solutions International Inc. if the transactions with Vanguard were consummated.

               IN FAVOR      AGAINST       ABSTAINED       UNVOTED
               --------      -------       ---------       -------
              1,312,519       1,237           None        1,015,702

         The Company terminated the transactions with Vanguard, therefore, no name change has occurred.

         The shareholders approved an amendment and restatement of the Company's 1997 Stock Option and Award Plan.

               IN FAVOR      AGAINST      ABSTAINED        UNVOTED
               --------      -------      ---------        -------
              1,299,644       8,262         5,850         1,015,702


         The shareholders ratified the selection of Mercadien, P.C. as independent auditors of the Company for the fiscal year ending December 31, 2005.

               IN FAVOR      AGAINST      ABSTAINED       UNVOTED
               --------      -------      ---------       -------
              1,979,847       1,200          137          348,274


ITEM 5. OTHER INFORMATION


         The Company has a line of credit of $4.0 million with Keltic Financial Partners, LP, (Keltic) based on the Company's eligible accounts receivable balances. The line of credit has certain financial covenants, which the Company must meet on a quarterly basis. On March 23, 2004, the line of credit was amended and restated to include the following: an extension to June 2007, the removal of the guarantee of the Chief Executive Officer and less restrictive financial covenants. On March 23, 2005, the agreement was restated and amended, again. Included in the restated and amended agreement is Keltic's consent for the proposed transaction with Vanguard Info-Solutions Corporation, (as defined in more detail in the Definitive Proxy Statement filed on June 27, 2005), which transaction was terminated on August 4, 2005 and a waiver to certain financial covenants that the Company failed to comply with in the first and second quarter ending March 31 and June 30, 2005, respectively. The Company failed to comply with these covenants for the quarter ended September 30, 2005. Accordingly, a waiver was obtained from Keltic. There was no outstanding balance at September 30, 2005 and December 31, 2004. The line of credit bears interest at a variable rate based on prime plus 1.75% and the rate was 8.5% at September 30, 2005.

         On August 11, 2005, the Company granted and issued 10,000 shares of restricted common stock under the Company's Amended and Restated 1997 Stock Option and Award Plan to each of Messrs. Steven S. Mukamal, William P. Miller, and Reuven Battat, each a non-employee director of the Company for compensation as such. The issuances of restricted common stock were made in reliance upon the exemption from registration provisions of the Securities Act of 1933 afforded by
Section 4(2) thereof and/or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The acquirers of the securities described above acquired them for their own account and not with a view to any distribution thereof to the public. Based upon discussions with and representations made by the investor, the Company reasonably believed that such investor was accredited and a sophisticated investor. The acquirers had access to information on the Company necessary to make an informed investment decision. The shares are fully vested as of the date of grant and are subject to certain transfer restrictions in accordance with the plan.

         At the July 26, 2005 annual meeting of shareholders, the shareholders approved the Amended and Restated 1997 Stock Option and Award Plan. The Amended and Restated Plan was approved by the Board of Directors on February 9, 2005, subject to shareholders approval within one year. A description of the Amended and Restated 1997 Stock Option and Award Plan and material changes from the previously existing plan are set forth in the Definitive Proxy Statement filed on June 27, 2005, as amended. The Amended and Restated Plan includes, among other things, the following changes to the 1997 Stock Option and Award Plan ( the "1997 Plan"):

         o Available Shares and Grant Limits. The Amended and Restated Plan increased the overall share reserve pool limit by 900,000 shares. The 1997 Plan also contained aggregate and individual share grant limits. Below is a summary of the proposed changes to the share grant limits under the 1997 Plan.

         The 1997 Plan imposed the following limits:

         o    Total shares under 1997 Plan - 300,000

         o    Options per person during any calendar year - 62,500

         o    Stock appreciation rights per person during any calendar year -
              5,000

         The Amended and Restated Plan would impose the following limits:

         o    Total shares under Amended and Restated Plan - 1,200,000

         o    Total shares under ISOs - 1,200,000

         o    Options per person during any calendar year - 100,000

         o    Stock appreciation rights per person during any calendar year -
              100,000

         o    Performance units and performance shares - 100,000

         o    Discretionary option to non-employee director per calendar year -
              5,000


         The following paragraphs describe new provisions in the Amended and Restated Plan which are not present in the 1997 Plan:

         o Eligibility. The Amended and Restated Plan expressly adds employee directors to the class of persons eligible to receive equity-based awards.

         o Non-employee Director Awards. The 1997 Plan provided that non-employee directors could only receive nonqualified stock options. The Amended and Restated Plan expressly states that non-employee directors are eligible to receive other equity-based awards in addition to stock options.

         As discussed in Item 4. above, the election of Messrs. Andrew H. Ball, Joseph Harris and William A. Newman and the resignations of Messrs. Shmuel BenTov and Reuven Battat as directors of the Company were conditional upon the consummation of Share Exchange and the Share Issuance. As discussed above, the Share Exchange and Share Issuance were terminated prior to consummation. Therefore, such elections and resignations never became effective. Messrs. BenTov, Battat, Miller and Mukamal continue to serve as directors of the Company until the annual meeting of shareholders in 2006 and until their successors have been duly elected and qualified.



ITEM 6. EXHIBITS

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

    10.1.4 Amended and Restated 1997 Stock Option and Award Plan of the Registrant, incorporated by reference to Annex J to the Registrant's 2004 Proxy Statement on Schedule 14A, as previously filed with the SEC on June 27, 2005, as amended on July 15, 2005.

    10.2 Amended and restated Loan and Security Agreement between the Registrant and Keltic Financial Partners, LP, dated March 23, 2005, incorporated by reference to the Form 10-Q for the quarter ended June 30, 2005, as previously filed with the SEC on May 12, 2005.

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

    10.8 Form of Indemnification Agreement between the Registrant and each of its Directors and its Chief Executive Officer, incorporated by reference to Exhibit 10.12 to the Form 10-Q for the period ended September 30, 2003 as filed with the SEC on November 11, 2003.

    10.9 Form of Restricted Stock Award Grant and Notice Agreement between the Registrant and each of its Non-Employee Directors.

    10.10 Form of Non-Qualified Stock Option Agreement between the Registrant and each of its Non-Employee Directors.

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

                                       THE A CONSULTING TEAM, INC.

                                           By: /s/ Shmuel BenTov
                                           -------------------------------------
DATE:  NOVEMBER 14, 2005                   Shmuel BenTov, Chairman,
                                           Chief Executive Officer and President

                                           By: /s/ Richard D. Falcone
                                           -----------------------------
DATE:  NOVEMBER 14, 2005                   Richard D. Falcone, Treasurer
                                           and Chief Financial Officer