Form 10-K
period 2005-12-31
A CONSULTING TEAM INC
filed 2006-03-29
CIK 1040792

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                       FOR ANNUAL AND TRANSITIONAL REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $15,687,797 based on the average of the bid and asked prices of the registrant's Common Stock on The NASDAQ Capital Market CM on the last business day of the registrant's most recently completed second fiscal quarter.

As of March 24, 2006, there were 2,382,301 shares of the registrant's Common Stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the 2006 Annual Meeting of Shareholders, which will be filed on or before April 30, 2006, are incorporated by reference into Part III of this Report. See Item 15 for a list of exhibits incorporated by reference into this Report.

                                TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
PART I   ...........................................................................................    1
Item 1.  Business ..................................................................................    1
Item 1A. Risk Factors ..............................................................................    4
Item 2.  Properties ................................................................................    7
Item 3.  Legal Proceedings .........................................................................    7
Item 4.  Submission of Matters to a Vote of Security Holders .......................................    7
PART II  ...........................................................................................    8
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters .....................    8
Item 6.  Selected Financial Data ...................................................................    9
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations .....    9
Item 7A. Quantitative and Qualitative Disclosures About Market Risk ................................   17
Item 8.  Financial Statements and Supplementary Data ...............................................   17
Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure ......   17
Item 9A. Controls and Procedures ...................................................................   17
Item 9B. Other Information .........................................................................   17
PART III ...........................................................................................   17
Item 10. Directors and Executive Officers of the Registrant ........................................   17
Item 11. Executive Compensation ....................................................................   19
Item 12. Security Ownership of Certain Beneficial Owners and Management ............................   19
Item 13. Certain Relationships and Related Transactions ............................................   19
Item 14. Principal Accountant Fees and Services ....................................................   20
PART IV  ...........................................................................................   20
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........................   20

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

         The Company's shares are listed on The NASDAQ Capital Market(CM) under the symbol "TACX."

INDUSTRY BACKGROUND

         Rapid technological advance, and the wide acceptance and use of the Internet as a driving force in commerce, accelerated the growth of the IT industry through 2001. These advances included more powerful and less expensive computer technology, the transition from predominantly centralized mainframe computer systems to open and distributed computing environments and the advent of capabilities such as relational databases, imaging, software development productivity tools, and web-enabled software. These advances expanded the benefits that users can derive from computer-based information systems and improved the price-to-performance ratios of such systems. As a result, an increasing number of companies were employing IT in new ways, often to gain competitive advantages in the marketplace, and IT services have become an essential component of their long-term growth strategies. The same advances that have enhanced the benefits of computer systems rendered the development and implementation of such systems increasingly complex. In addition, there was a shortage of IT consultants qualified to support these systems. Accordingly, organizations turned to external IT services organizations such as TACT to develop, support and enhance their internal IT systems. However, during 2002 and continuing into 2003 there was a slowdown in IT spending coincident with the general economic slowdown. This resulted in revenue decreases at many IT service companies, however, IT spending increased in 2004 and this trend has continued throughout 2005. Accordingly, the Company will continue to expand its sales and recruiting function in an effort to further increase its revenues in both the short-term and long-term.

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

         On April 11, 2005, the Company completed an investment in an offshore joint venture, TACT Global Services Private Limited (TGS), an offshore subsidiary, in order to substantially enhance its offshore presence in its continuing endeavor to stay competitive in the industry.

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

         Business Process Outsourcing. During 2004 TACT began to provide business process outsourcing services (BPO) to its clients. The Company believes that this is an area where substantial growth opportunities exist. In 2005, the Company experienced only minimal growth in this area and plans on focusing resources on growing this line of business in the future.

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

CLIENTS

         The Company's clients consist primarily of Fortune 1000 companies and other large organizations. The Company's clients operate in a diverse range of industries with a concentration in the pharmaceutical, financial services, and automotive industries. Four of the Company's top ten clients measured by revenue for the year ended December 31, 2005 had been clients for over five years. In 2005, three of the Company's largest customers were Pfizer, Chase Mellon and BMW NA, who represented 21%, 20% and 15% of revenues respectively. Besides these customers, no other customer represented greater than 10% of the Company's revenues. During 2006, the Company expects that a significant portion of its revenues will continue to come from these clients.

         Greater than 99% of all of the Company's revenue is derived from sources within the United States.

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

SALES AND MARKETING

         TACT's marketing strategy is to develop long-term partnership relationships with existing and new clients that will lead to the Company becoming a preferred provider of IT services. The Company seeks to employ a "cross selling" approach where appropriate to expand the number of services utilized by a single client. Other sales and marketing methods include client referrals, networking and attending trade shows. At December 31, 2005, the Company employed 7 sales and marketing personnel. Another marketing resource, which has also served the Company in its recruiting efforts, is the Company's web site at http://www.tact.com. The web site provides information about TACT consulting services and software products to the IT community.

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

HUMAN RESOURCES

         At December 31, 2005, the Company had 90 personnel, of whom 52 were consultants, 7 were recruiting personnel, 7 were sales and marketing personnel, 5 were technical and customer service personnel and 19 were executive, financial and administrative personnel. None of the Company's employees are represented by a labor union, and the Company has never incurred a work stoppage. In addition to the Company's 90 personnel, the Company was utilizing the services of 67 independent contractors at December 31, 2005. These independent contractors act as consultants and they are not employees of the Company. There can be no assurance that the services of these independent contractors will continue to be available to the Company on terms acceptable to the Company.

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

ITEM 1A. RISK FACTORS

FACTORS THAT COULD AFFECT OPERATING RESULTS

         Statements included in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the SEC. Such forward-looking statements involve risk and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements may include, without limitation, statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "forecasts," "intends," "possible," "expects," "estimates," "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to the following factors, among other risks and factors identified from time to time in the Company's filings with the SEC. Among the important factors on which such statements are based are assumptions concerning the anticipated growth of the information technology industry, the continued needs of current and prospective customers for the Company's services, the availability of qualified professional staff, and price and wage inflation.

         OPERATING LOSSES

         The Company has incurred operating losses in 2005 and 2003. In the year ended December 31, 2005, the Company had an operating loss of $461,000 and net loss of $484,000. In the year ended December 31, 2003, the Company had an operating loss of $42,000 and net loss of $123,000. There is no guarantee that the Company can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow slower than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly the Company could experience losses and the results of operations and financial condition would be materially and adversely affected.

         CAPITAL REQUIREMENTS

         The Company may be unable to meet its future capital requirements. The Company may require additional financing in the future in order to continue to implement its product and services development, marketing and other corporate programs. The Company may not be able to obtain such financing or obtain it on acceptable terms. Without additional financing, the Company may be forced to delay, scale back or eliminate some or all of its product and services development, marketing and other corporate programs. If the Company is able to obtain such financing, the terms may contain restrictive covenants that might negatively affect its shares of Common Stock, such as limitations on payments of dividends or, in the case of a debt financing, reduced earnings due to interest expenses. Any further issuance of equity securities would likely have a dilutive effect on the holders of its shares of Common Stock. Its business, operating results and financial condition may be materially harmed if revenues do not develop or grow slower than the Company anticipates, if operating expenses exceed the Company's expectations or cannot be reduced accordingly, or if the Company cannot obtain additional financing.

         DEPENDENCE ON LIMITED NUMBER OF CLIENTS

         The Company derives a significant portion of its revenues from a relatively limited number of clients primarily located in the New York/New Jersey metropolitan area of the United States. Adverse economic conditions affecting this region could have an adverse effect on the financial condition of its clients located there, which in turn could adversely impact its business and future growth. Revenues from its ten most significant clients accounted for a majority of its revenues for each of the three years ended December 31, 2005. In each of the last three years, the Company had at least one customer with revenues exceeding 10% of the Company's revenues. For the year ended December 31, 2005, the Company had three customers which accounted for 21%, 20% and 15% of revenues, respectively. For the year ended December 31, 2004, the Company had two customers which accounted for 20% and 19% of revenues, respectively. For the year ended December 31, 2003, the Company had one customer which represented 28% of revenues. Besides these customers, no other customer represented greater than 10% of the Company's revenues. In any given year, its ten most significant customers may vary based upon specific projects for those clients during that year. There can be no assurance that the Company's significant clients will continue to engage it for additional projects or do so at the same revenue levels. Clients engage the Company on an assignment-by-assignment basis, and a client can generally terminate an assignment at any time without penalties. The loss of any significant customer could have a material adverse effect on the Company's business, results of operations and financial condition. A failure of the Company to develop relationships with new customers could have a material adverse effect on the Company's business, results of operations and financial condition.

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

         POSSIBILITY THAT CUSTOMERS MAY NOT DO BUSINESS WITH THE COMPANY

         The Company's existing customers may decide not to continue to do business with the Company, and potential customers may decide not to engage the Company, or may conduct business with the Company on terms that are less favorable than those currently extended, due to the Company's operating losses in two of the past three years. In those events, the Company's net revenues would decrease, and the Company's business would be adversely affected.

         BILLING MARGINS

         The Company's ability to maintain billing margins is uncertain. It derives revenues primarily from the hourly billing of consultants' services and, to a lesser extent, from fixed-price projects. Its most significant cost is project personnel cost, which consists of consultant salaries and benefits. Thus, its financial performance is primarily based upon billing margin (billable hourly rate less the consultant's hourly cost) and personnel utilization rates (number of days worked by a consultant during a two-week billing cycle divided by the number of billing days in that cycle). The gross margin decreased slightly in 2005 due to the mix of time and material work compared to fixed price projects, and was not affected by the consultant utilization rate, which remained at the same level (89% in 2005 and 89% in 2004). The gross margin increased in 2004 due to a higher consultant utilization rate (89% in 2004 compared to 79% in 2003), and higher margin on fixed price contracts. The gross margin decreased in 2003 due to a lower consultant utilization rate (79% in 2003 compared to 81% in 2002). There can be no assurance, however, that the Company's revenues will continue to be billed primarily on a time and materials basis or that the Company's cost containment and workforce rationalization effects will continue to provide positive results. In addition, during the past three years the Company's clients have been adverse to increases in any costs of the Company's services.

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

         FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

         The Company's quarterly results of operations are variable. Variations in revenues and results of operations occur from time to time as a result of a number of factors, the size and significance of client engagements commenced and completed during a quarter, the number of business days in a quarter, consultant hiring and utilization rates and the timing of corporate expenditures. The timing of revenues is difficult to forecast because the sales cycle can be relatively long and may depend on such factors as the size and scope of assignments and general economic conditions. A variation in the number of client assignments or the timing of the initiation or the completion of client assignments, particularly at or near the end of any quarter, can cause significant variations in results of operations from quarter to quarter and can result in losses to it. In addition, its engagements generally are terminable by the client at any time without penalties. Although the number of consultants can be adjusted to correspond to the number of active projects, the Company must maintain a sufficient number of senior consultants to oversee existing client projects and to assist with its sales force in securing new client assignments. An unexpected reduction in the number of assignments could result in excess capacity of consultants and increased selling, general and administrative expenses as a percentage of revenues. The Company has also experienced, and may in the future experience, significant fluctuations in the quarterly results of its software sales as a result of the variable size and timing of individual license transactions, competitive conditions in the industry, changes in customer budgets, and the timing of the introduction of new products or product enhancements. In the event that its results of operations for any period are below the expectation of market analysts and investors, the market price of its shares of Common Stock could be adversely affected.

         VOLATILITY OF STOCK PRICE

         The Company's Common Stock may be subject to wide fluctuations in price in response to variations in quarterly results of operations and other factors, including acquisitions, technological innovations and general economic or market conditions. In addition, stock markets have experienced extreme price and volume trading volatility in recent years. This volatility has had a substantial effect on the market price of many technology companies and has often been unrelated to the operating performance of those companies. This volatility may adversely affect the market price of its Common Stock. Additionally, there can be no assurance that a trading market for the Common Stock will be sustained.

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

         GOING CONCERN

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2005 the Company reported a net loss of $484,000. For the year ended December 31, 2004 the Company reported net income of $1.2 million. For the year ended December 31, 2003, the Company reported a net loss of $123,000. Additionally, the Company has an accumulated deficit of $28 million at December 31, 2005. The Company believes that its continuing focus on cost reductions, together with a number of other operational changes, has resulted in an improved financial condition. There can be no assurance that the Company will be profitable in future years.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2005. The Company plans to hold its 2006 Annual Shareholder Meeting in the second quarter of 2006.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         The Company's Common Stock is currently listed on The NASDAQ Capital MarketCM ("NASDAQ") under the symbol "TACX." TACT completed an initial public offering of its Common Stock on August 8, 1997 and was listed on the NASDAQ National Market. Prior to that date, there was no market for the Company's Common Stock. In August 2002, the Company's common stock transitioned to the NASDAQ Capital Market CM.

         On January 7, 2004, the Company effected a one-for-four reverse stock split of its common stock. Accordingly, the share and per share data throughout this document have been retroactively adjusted to reflect the reverse stock split.

         The following table sets forth the quarterly range of high and low bid prices of the Company's Common Stock since January 1, 2004 as reported by
NASDAQ:

                2004                     HIGH      LOW
                ---------------------   -------   ------
                First Quarter           $  4.24   $ 3.24
                Second Quarter             7.40     3.21
                Third Quarter              7.24     4.76
                Fourth Quarter             7.50     5.70

                2005                     HIGH      LOW
                ---------------------   -------   ------
                First Quarter           $ 12.10   $ 5.96
                Second Quarter            15.00     8.00
                Third Quarter             18.75     3.32
                Fourth Quarter             5.00     3.00

DIVIDENDS

         The Company has not paid any cash dividends on its Common Stock. However, on January 20, 2005 the Company's Board of Directors authorized a $0.75 dividend on the Company's common stock and preferred stock to shareholders of record as of March 21, 2005. The dividend was contingent upon the consummation of share exchange transaction between the Company and Vanguard Info-Solutions Corporation.

         On August 4, 2005, the Company terminated the Share Exchange Agreement with Vanguard Info-Solutions Corporation and its stockholders and the Stock Purchase Agreement with Oak Finance Investments Limited, pursuant to the terms of each agreement. Therefore, the $0.75 dividend was not, and will not, be paid to stockholders.

         The Company is prohibited from paying dividends on its stock due to restrictions under the Loan and Security Agreement between the Company and Keltic Financial Partners, L.P. Keltic has consented to the payment of dividends on the Series A and Series B Preferred Stock, provided an event of default does not exist. All previously outstanding Series A and Series B Preferred Stock was converted into common stock in 2005.

HOLDERS

         The Company estimates that there were approximately 11 holders of record of the Company's Common Stock as of March 21, 2006. The Company believes that the number of beneficial shareholders exceeds 600.

RECENT SALES OF UNREGISTERED SECURITIES

         None.

EQUITY COMPENSATION PLAN INFORMATION

         This information is incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held in 2006. The Proxy Statement shall be filed with the SEC on or before April 30, 2006.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table contains certain financial and operating data and is qualified by the more detailed Consolidated Financial Statements and Notes thereto included herein. The selected financial data in the table is derived from the Company's Consolidated Financial Statements and Notes thereto, which includes financial data from IOT from the date of acquisition on July 19, 2002 and from TGS from the date of acquisition on September 30, 2005. The selected financial data should be read in conjunction with the Financial Statements and Notes thereto and other financial information included herein.

                             SELECTED FINANCIAL DATA
           (IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                        -----------------------------------------------------------------------
                                           2005           2004          2003            2002           2001
                                        -----------    -----------   -----------     -----------    -----------
STATEMENT OF OPERATIONS DATA:
  Revenues                              $    26,432    $    25,035   $    21,646     $    24,009    $    36,227
  (Loss) Income from operations                (461)         1,360           (42)           (130)       (13,472)
  Other income (expense):
  Gain from extinguishment of debt                -              -             -              49            249
  Net (loss) income                            (484)         1,237          (123)            204        (13,651)
  Net (loss) income per share
    Basic                               $     (0.22)   $      0.57   $     (0.07)(1) $      0.10(1) $     (7.67)(1)
    Diluted                             $     (0.22)   $      0.53   $     (0.07)(1) $      0.10(1) $     (7.67)(1)
  Weighted average shares used in per
   share calculation - basic              2,285,874      2,110,072     2,098,810 (1)   1,923,615(1)   1,779,217 (1)
  Weighted average shares used in per
   share calculation - diluted            2,285,874      2,312,021     2,098,810 (1)   1,996,672(1)   1,779,217 (1)

BALANCE SHEET DATA
  Total assets                          $     8,493    $     8,650   $     7,374     $     8,046    $     8,957
  Long-term liabilities                           -             13           231             386             53
  Shareholders' equity                        6,205          6,423         5,193           5,325          4,119
  Number of shares outstanding at
   year end                               2,361,333      2,122,647     2,107,967 (1)   2,096,717(1)   1,779,217 (1)

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

OVERVIEW

         Since 1983, TACT has provided IT services and solutions to Fortune 1000 companies and other large organizations. In 1997, TACT became a public company (NASDAQ Capital Market CM: TACX), headquartered in New York, NY. In addition, TACT has an office in Clark, NJ.

         Rapid technological advance, and the wide acceptance and use of the Internet as a driving force in commerce, accelerated the growth of the IT industry through 2001. These advances included more powerful and less expensive computer technology, the transition from predominantly centralized mainframe computer systems to open and distributed computing environments and the advent of capabilities such as relational databases, imaging, software development productivity tools, and web-enabled software. These advances expanded the benefits that users can derive from computer-based information systems and improved the price-to-performance ratios of such systems. As a result, an increasing number of companies were employing IT in new ways, often to gain competitive advantages in the marketplace, and IT services have become an essential component of their long-term growth strategies. The same advances that have enhanced the benefits of computer systems rendered the development and implementation of such systems increasingly complex. In addition, there was a shortage of IT consultants qualified to support these systems. Accordingly, organizations turned to external IT services organizations such as TACT to develop, support and enhance their internal IT systems. However, during 2002 and continuing into 2003 there was a slowdown in IT spending coincident with the general economic slowdown. This resulted in revenue decreases at many IT service companies, however, IT spending increased in 2004 and this trend has continued throughout 2005. Accordingly, the Company will continue to expand its sales and recruiting function in our effort to further increase its revenues in both the short-term and long-term.

         TACT is an end-to-end IT solutions and services provider focused on leveraging existing systems and data. The Company's goal is to empower customers through the utilization of technology to reduce costs, improve services and increase revenues. The Company delivers migrations and conversions of legacy systems, web enablement of existing systems, customer development, performance optimization, migrations and conversions, outsourcing, strategic sourcing and enterprise wide IT consulting, and software solutions. In addition, TACT established TACT Global Services Private Limited (TGS), an offshore subsidiary, in order to substantially enhance its offshore presence in its continuing effort to stay competitive in the industry.

         Over 61% of the Company's consulting services revenues were generated from the hourly billing of its consultants' services to its clients under time and materials engagements, with the remainder generated under fixed-price engagements for 2005. The Company does not expect that the percentage of fixed fee contracts will vary significantly.

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

         The Company established standard-billing guidelines for consulting services based on the type of service offered. Actual billing rates are determined on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a semi-monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.

         The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company's operating performance is primarily based upon billing margins (billable hourly rate less the consultant's hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). During 2000 and the first half of 2001, the Company's margins were adversely affected by a decrease in billing rates and a reduction in consultant utilization rate; however, gross margins began to improve in the second half of 2001 and have continued to improve through 2005, primarily due to improved utilization rates and decreases in consultant costs. Large portions of the Company's engagements are on a time and materials basis. While most of the Company's engagements allow for periodic price adjustments to address, among other things, increases in consultant costs, during 2003, 2004, and 2005 clients have been adverse to accepting cost increases. TACT also actively manages its personnel utilization rates by constantly monitoring project requirements and timetables. Through the Company's cost containment and work force rationalization efforts TACT's utilization rates began to improve in the second half of 2001 and continued through 2005. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in TACT's training programs in order to expand their technical skill sets. TACT carefully monitors consultants that are not utilized and has established guidelines for the amount of non-billing time that it allows before a consultant is terminated.

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

         On July 19, 2002, the Company, acquired all of the common stock of International Object Technology, Inc. (IOT) for a combination of deferred cash consideration of $650,000 and 317,500 shares of TACT unregistered Common Stock, which has been retroactively adjusted to reflect the one-for-four reverse stock split that occurred on January 7, 2004 and was valued at $635,000. The acquisition of IOT was accounted for using the purchase method of accounting. Accordingly, the results of operations of IOT are included in the Company's consolidated results of operation from the date of acquisition. The purchase price of the acquisition exceeded the fair market value of the net assets acquired, resulting in the recording of goodwill of $1,181,520 and other identifiable intangibles of $312,000 with the identifiable intangible assets being amortized over a three year period on a straight line basis. IOT was a privately owned, professional services firm that provided data management and business intelligence solutions, technology consulting and project management services. The acquisition increased the depth of the Company's services and solution offerings and provided the Company with cross-selling opportunities.

         On April 11, 2005, the Company completed an investment in an offshore joint venture, TACT Global Services Private Limited (TGS), in the amount of $250,000, which represented approximately a 68% ownership. A minority partner invested $100,000 for the remaining 32% ownership. In September 2005, the Company increased its ownership to 100% by repurchasing the minority partners investment for $100,000. The Company has consolidated the results of TGS in its financial statements for the period from September 2005 to December 31, 2005, and recorded the Company's proportionate ownership share of the results of TGS from April 11, 2005 to September 2005.

         On January 21, 2005, the Company entered into a Share Exchange Agreement (the "Share Exchange Agreement") with Vanguard Info-Solutions Corporation, a New Jersey corporation ("Vanguard"), the Vanguard shareholders and the authorized representative of the Vanguard shareholders named therein providing for an exchange of 7,312,796 shares of the Company's common stock for all of the issued and outstanding shares of capital stock of Vanguard (the "Share Exchange"). Additionally, on January 21, 2005, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Oak Finance Investments Limited ("Oak"), a British Virgin Islands company, providing for the sale of between 625,000 and 1,250,000 shares of the Company's common stock to Oak at a cash purchase price of $8.00 per share (the "Share Issuance"). The Company's Chairman and CEO, Mr. Shmuel BenTov also entered into an agreement under which he agreed to sell all of his shares of TACT capital stock to Oak in a separate transaction at $10.25 per share. These transactions required the approval of a majority of TACT's shares of common stock and preferred stock voting as a single class.

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

Goodwill and Intangible Assets

         Goodwill acquired in a purchase and determined to have an indefinite useful life is not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Company's goodwill is also evaluated and tested on a periodic basis by an independent third party. If it is determined by the Company that goodwill has been impaired it will be written down at that time.

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

Valuation of Deferred Tax Assets

         Deferred tax assets are reduced by a valuation allowance when, in the opinion of the Company, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assesses the recoverability of deferred tax assets at least annually based upon the Company's ability to generate sufficient future taxable income and the availability of effective tax planning strategies.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of revenues of certain items included in the Company's Statements of Operations:

                                                 YEAR ENDED DECEMBER 31,
                                           -----------------------------------
                                              2005         2004         2003
                                           ---------    ---------    ---------
         Revenues                              100.0%       100.0%       100.0%
         Cost of revenues                       70.5%        69.3%        73.1%
                                           ---------    ---------    ---------
         Gross profit                           29.5%        30.7%        26.9%
         Operating expenses                     31.3%        25.2%        27.1%
                                           ---------    ---------    ---------
         (Loss)/Income from operations          (1.8)%        5.4%         (.2)%
                                           ---------    ---------    ---------
         Gain from extinguishment of debt        0.0%         0.0%         0.0%
                                           ---------    ---------    ---------
         Net (loss) income                      (1.8)%        4.9%         (.6)%
                                           =========    =========    =========

COMPARISON OF YEAR ENDED DECEMBER 31, 2005 TO YEAR ENDED DECEMBER 31, 2004

         REVENUES. Revenues of the Company increased by $1.4 million or 5.6% from $25 million for the year ended December 31, 2004 to $26.4 million for the year ended December 31, 2005. The increase was primarily attributable to industry wide increased spending in the IT industry and an increase in fixed price projects, as a result of increased marketing efforts by the Company.

         Software licensing revenues increased by $125,000 or 9.3% from $1.3 million in 2004 to $1.5 million in 2005. Software sales are expected to remain ancillary to the Company's total revenues in future years.

         GROSS PROFIT. The resulting gross profit for 2005 increased by $127,000 or 1.7% from $7.7 million in 2004 to $7.8 million in 2005. As a percentage of total revenue, gross margin for the year decreased from 30.7% in 2004 to 29.5% in 2005. Gross margin decreased slightly primarily due to the mix of time and material work compared to fixed price projects.

         OPERATING EXPENSES. Operating expenses are comprised of Selling, General and Administrative ("SG&A") expenses and depreciation and amortization costs. Operating expenses increased by $1.9 million, or 30.9% from $6.3 million in 2004 to $8.3 million in 2005. The costs associated with the terminated transaction with Vanguard, represented $1.2 million of this increase. The balance of the increase, $786,000 or 12.4% was primarily attributable to costs of $190,000 related to Sarbanes-Oxley consulting services, an increase of $467,000 in payroll and related costs, and a stock compensation expense in the amount of $134,000 which were partially offset by a decrease in depreciation and amortization expenses.

         TAXES. Taxes in 2005 were $16,000 compared to $99,000 in 2004. The decrease in income taxes was attributable to the decrease in income before income taxes from income of $1.3 million in 2004 to a loss of ($468,000) in 2005.

         NET(LOSS)/INCOME. As a result of the above, the Company had a net loss of ($484,000) in 2005 compared to net income of $1.2 million in 2004.

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

         OPERATING EXPENSES. Operating expenses are comprised of Selling, General and Administrative ("SG&A") expenses and depreciation and amortization costs. Operating expenses increased by $455,000, or 7.8% from $5.9 million in 2003 to $6.3 million in 2004. The increase was primarily attributable to an increase of $430,000 in payroll and related costs due to increases in recruiting and sales staffs, $150,000 of costs associated with the proposed transaction with Vanguard and an increase in bad debt expenses of $105,000 which were partially offset by a decrease in depreciation and amortization expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a line of credit of $4.0 million with Keltic Financial Partners, LP, (Keltic) based on the Company's eligible accounts receivable balances. The line of credit has certain financial covenants, which the Company must meet on a quarterly basis. There was no outstanding balance at December 31, 2005 or 2004. On March 23, 2004, the line of credit was amended and restated to include the following: an extension to June 2007, the removal of the guarantee of the Chief Executive Officer and less restrictive financial covenants. On March 23, 2005, the agreement was restated and amended, again. Included in the restated and amended agreement is Keltic's consent for the proposed transaction with Vanguard Info-Solutions Corporation, (as defined in more detail in the Definitive Proxy Statement filed on June 27, 2005), which transaction was terminated on August 4, 2005 and a waiver to certain financial covenants that the Company failed to comply with in the first quarter ending March 31. The Company failed to comply with these covenants for the second and third quarters ended June 30 and September 30, 2005, respectively. Accordingly, a waiver was obtained from Keltic. On December 1, 2005, the agreement was further amended to reset the EBITDA covenant effective October 1, 2005. The line of credit bears interest at a variable rate based on prime plus 1.75% and the rate was 9.00% at December 31, 2005.

         The Company is prohibited from paying dividends on its common stock due to restrictions under the restated and amended Loan and Security Agreement with Keltic Financial Partners, L.P. Keltic has consented to the payment of dividends on the Series A and Series B Preferred Stock, provided an event of default does not exist.

         The Series A and Series B Preferred Stock was fully converted into common stock during 2005. As result, there are no outstanding shares of Series A or Series B Preferred Stock as of December 31, 2005.

         On August 4, 2005, the Company terminated the Share Exchange Agreement with Vanguard Info-Solutions Corporation and its stockholders and the Stock Purchase Agreement with Oak Finance Investments Limited, pursuant to the terms of each agreement. The Company's Board of Directors felt that this action was in the best interest of the shareholders, employees and its clients.

         The Company acquired 51% of ownership interest in T3 Media as a result of several investments in 1998 and 1999, Due to deterioration in performance and market conditions for T3 Media's services, the operations of T3 Media ceased in the second quarter of 2001. T3 Media had entered into a series of capital lease obligations, which the Company had guaranteed to finance its expansion plans, covering leasehold improvements, furniture and computer-related equipment. The amount outstanding under such leases was approximately $291,000 at December 31, 2005 and 2004. The Company continues the process of negotiating buy-outs on these leases.

         The Company's cash balances were approximately $2.2 million at December 31, 2005 and $2.5 million at December 31, 2004. Net cash used in operating activities in 2005 was approximately ($142,000) compared to net cash provided by operating activities of $1.2 million in 2004 and net cash used in operating activities of ($88,000) in 2003.

         The Company's accounts receivable, less allowance for doubtful accounts, at December 31, 2005 and December 31, 2004 were $4.4 million and $4.1 million, respectively, representing 53 and 55 days of sales outstanding, respectively. The accounts receivable at December 31, 2005 and 2004 included $435,000 and $260,000 of unbilled revenue respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.

         For the twelve months ended December 31, 2005, the Company had revenues from three customers, which represented 21%, 20% and 15% of revenues. For the year ended December 31, 2004, the Company had revenues from two customers, which represented 20% and 19% of revenues, respectively. No other customer represented greater than 10% of the Company's revenues for such periods.

         The Company has written down its minority investment in Methoda Computer Ltd. during the third quarter of 2002 from $500,000 to $368,000. In January of 2004, the Company sold approximately 75 percent of its investment in Methoda for $200,000 in cash and $81,000 payable over the next twenty months. The remaining investment has a carrying value of $87,000. Methoda Computer Ltd. is a methodology provider and knowledgebase for IT management and software engineering based in Israel.

         Net cash used in investing activities was approximately ($96,000), for the year ended December 31, 2005. Net cash provided by investing activities was approximately $44,000, and cash used in investing activities was approximately ($10,000), for the years ended December 31, 2004 and 2003, respectively. In each of the three years, this represented additions to property and equipment of ($93,000), ($168,000), and ($23,000) respectively.

         On July 19, 2002, the Company acquired all of the Common Stock of IOT for a combination of cash consideration of $650,000 through debt financing and 317,500 shares of TACT unregistered Common Stock, which has been retroactively adjusted to reflect the one-for-four reverse stock split that occurred on January 7, 2004 and was valued at $635,000.

         The cash consideration of $650,000 was paid as follows and is reflected as a repayment of long-term debt: $140,000 on September 2, 2002; $210,000 on April 1, 2003; $100,000 on April 1, 2004 and $200,000 on January 2, 2005. The
excess of the purchase price over the estimated fair value of the net identifiable assets acquired totaled $1,494,000 and was allocated as follows; $312,000 to intangible assets which is being amortized on a straight line basis over thirty six months, and $1,182,000 to goodwill. The three majority shareholders of IOT received employment agreements for a three-year period at an annual salary of $160,000 per year each. During the second quarter of 2003, one of the former IOT principals left the Company, a buyout of his contract was negotiated and a portion of the intangible asset was written down ($23,000). From the date of acquisition through the end of year 2002, the Company recorded revenue attributed to IOT in the amount of $1,689,000. The Company recorded revenue attributable to the IOT acquisition in the amount of $2,771,000 and $4,154,000 for the years ended December 31, 2005 and 2004, respectively.

         Net cash used in financing activities was approximately ($98,000) in 2005, ($202,000) in 2004, and ($267,000) in 2003.

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

         The Series A and Series B Preferred Stock was fully converted into common stock during 2005. As result, there are no outstanding shares of Series A or Series B Preferred Stock as of December 31, 2005

         In the years ended, 2005, 2004 and 2003, the Company did not sell any other equity securities.

         In 2005, 56,032 shares of Common Stock were issued pursuant to the exercise of options issued under the Company's stock option plan. In 2004 and 2003, 14,688 and 11,250 shares of Common Stock, which have been retroactively adjusted to reflect the one-for-four reverse stock split that occurred on January 7, 2004, were issued pursuant to the exercise of options issued under the Company's stock option plan. No other shares of Common Stock were issued pursuant to the exercise of options issued under the Company's stock option plan.

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the years ended December 31, 2005, 2004, and 2003, the Company reported a net loss of ($484,000), a net income of $1.2 million and, a net loss of ($123,305), respectively. Additionally, the Company has an accumulated deficit of ($28,278,152) as of December 31, 2005. The Company actively manages its personnel utilization rates and is constantly monitoring project requirements and timetables.

         In management's opinion, cash flows from operations and borrowing capacity combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months. There may be circumstances that would accelerate its use of liquidity resources, including but not limited to, its ability to implement a profitable business model, and its initiatives to acquire or develop other relationships that are strategic to the Company's business. If this occurs, the Company, may from time to time, incur additional indebtedness or issue, in public or private transactions, equity or debt securities. However, there can be no assurance that suitable debt or equity financing will be available to the Company.

OFF-BALANCE SHEET ARRANGEMENTS

         The Company did not have any "Off Balance Sheet Arrangements" in 2005, 2004, and 2003.

CONTRACTUAL OBLIGATIONS

         The Company has the following contractual obligations as of December 31, 2005:

                                                    PAYMENTS DUE BY PERIOD
                             ------------------------------------------------------------------
                                           LESS THAN 1       1 - 3          3 - 5     MORE THAN
 CONTRACTUAL OBLIGATIONS        TOTAL         YEAR           YEARS          YEARS      5 YEARS
--------------------------   -----------   -----------     ----------   -----------   ---------
LONG TERM OBLIGATIONS
Automobile Loan              $    13,478   $    13,478     $        -   $         -   $       -
Employment Contracts             746,250       386,250(1)     360,000             -           -

CAPITAL LEASE OBLIGATIONS
Capital Lease - Short Term       290,517       290,517              -             -           -

OPERTATING LEASES
Rent                             499,763       308,663        191,100             -           -
                             -----------   -----------     ----------   -----------   ---------
TOTAL                        $ 1,550,008   $   998,908     $  551,100   $         -   $       -
                             ===========   ===========     ==========   ===========   =========

(1) Due to the resignation of the Company's Chief Financial Officer, effective February 17, 2006, the employment contract with the Company was terminated. Therefore, the Company's Contractual Obligations for Employment Contracts for Less Than 1 Year have been adjusted to reflect Mr. Falcone's salary through February 17, 2006 of $26,250 as opposed to $192,500 that would have been due had he not resigned.

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

         See financial statements on pages F-1 through F-21 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, had concluded that our disclosure controls and procedures were effective and designed to ensure information required to be disclosed was recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms.

         Changes in internal controls. There were no changes in the Company's internal control over financial reporting that occurred during our fourth fiscal quarter of 2005 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

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

         Shmuel BenTov, 51, is the founder of TACT and has been the Chairman of the Board and Chief Executive Officer of the Company since its establishment in 1983. Mr. BenTov received a B.Sc. in Economics and Computer Science in 1979 from the Bar-Ilan University in Israel. From 1979 to 1983, Mr. BenTov was a consultant Database Administrator and then an Account Manager with Spiridellis & Associates. From 1972 to 1979, Mr. BenTov served with the Israeli Defense Forces as a Programmer, Analyst, Project Manager, Database Administrator and Chief Programmer.

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

         William Miller, 68, has been a director of the Company since July 2002. Mr. Miller is the Chairman of the Audit Committee, as well as a member of the Nominating Committee. Mr. Miller is a private investor. He is a Certified Public Accountant and an Attorney. He was affiliated for eight years with Cantor Fitzgerald, an Investment Banking Firm, as Executive Vice President responsible for corporate finance, real estate, and retail sales. Subsequent to that he was with Telerate, a computer information services company.

         Rabin K. Dhoble, 44, has been a director of the company since February 2006. Mr. Dhoble received his B.A. in Marketing in 1984 from Temple University. Mr. Dhoble is currently the President of Diversified Agency Services Healthcare, Omnicom. Since 1998, he has been a senior executive within the healthcare communications practice of Diversified Agency Services, the specialty communications unit of Omnicom Group. Mr. Dhoble specializes in the development of business strategies and the management of cross-functional teams that support the global commercialization of biotechnology and pharmaceutical brands.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and certain beneficial owners of the Company's equity securities (the "Section 16 Reporting Persons") to file with the SEC reports regarding their ownership and changes in ownership of the Company's equity securities. The Company believes that, during the fiscal year 2005, its Section 16 Reporting Persons complied with all Section 16(a) filing requirements, except that (i) Stephen Mukamal reported seven transactions late on a Form 4 filed in 2005, (ii) Reuven Battat reported two transactions late on a Form 4 filed in 2005, (iii) Richard D. Falcone reported one transaction late on a Form 4 filed in 2005, and (iv) William Miller reported six transactions late on a Form 4 filed in 2005. In making this statement, the Company has relied upon examination of the copies of Forms 3, 4 and 5 provided to the Company and the written representations of the Section 16 Reporting Persons.

CODE OF ETHICS

         The Board of Directors has adopted a code of ethics designed, in part, to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with or submit to the Securities and Exchange Commission and in the Company's other public communications, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations of the code to an appropriate person or persons, as identified in the code and accountability for adherence to the code. The code of ethics applies to all directors, executive officers and employees of the Company. The Company will provide a copy of the code to any person without charge, upon request to Ms. Jeannie Lovastik, Human Resources Generalist by calling 732-499-8228 or writing to Ms. Lovastik's attention at The A Consulting Team, Inc., 77 Brant Avenue, Suite 320, Clark, NJ, 07066.

         The Company intends to disclose any amendments to or waivers of its code of ethics as it applies to directors or executive officers by filing them on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2006 Annual Meeting of Shareholders, which will be filed with the SEC on or before April 30, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders, which will be filed with the SEC on or before April 30, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders, which will be filed with the SEC on or before April 30, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders, which will be filed with the SEC on or before April 30, 2006.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (2) The response to this portion of Item 15 is submitted as a separate section of this report at F-1.

(a)(3) Listing of Exhibits

Exhibit
Number      Description of Exhibits
--------    --------------------------------------------------------------------
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

  10.2 Amended and restated Loan and Security Agreement between the Registrant and Keltic Financial Partners, LP, dated March 23, 2004, incorporated by reference to Exhibit 10.2 to the Form 10-K for the year ended December 31, 2003, as previously filed with the SEC on March 29, 2004.

  10.2.1 First Modification to the March 23, 2004 Amended and Restated Loan and Security Agreement, incorporated by reference to the Form 10-Q for the first quarter ended March 31, 2005, as previously filed with the SEC on May 12, 2005.

  10.2.2 Amendment dated December 1, 2005 to the March 23, 2004 Amended and Restated Loan and Security Agreement

  10.3 Employment Agreement, dated December 1, 2005, between the Registrant and Shmuel BenTov, incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 12, 2005, as previously filed with the SEC on December 15, 2005.

  10.4      Form of S Corporation Termination, Tax Allocation and
            Indemnification Agreement, incorporated by reference to Exhibit 10.4 to the Registration Statement on Form SB-2, as previously filed with the SEC on August 6, 1997.

  10.5 Letter of Undertaking from the Registrant and Shmuel BenTov, incorporated by reference to Exhibit 10.9 to the Registration Statement on Form SB-2, as previously filed with the SEC on July 23, 1997.

  10.6 Shmuel BenTov Letter Commitment, dated March 29, 2001, incorporated by reference to Exhibit 10.10 to the Form 10-K for the fiscal year ended December 31, 2000, as previously filed with the SEC on April 2, 2001.

  10.7 Form of Indemnification Agreement between the Registrant and each of its Directors and its Chief Executive Officer, incorporated by reference to Exhibit 10.12 to the Form 10-Q for the period ended September 30, 2003 as filed with the SEC on November 11, 2003.

  23.1      Consent of Grant Thornton, LLP

  23.2      Consent of Mercadien, P.C., Certified Public Accountants

  31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

  31.2 Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

  32.1      Certification of the Chief Executive Officer, pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2 Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                                 THE A CONSULTING TEAM, INC.


                                                 By: /s/ Shmuel BenTov
                                                     ---------------------------
                                                     Shmuel BenTov,
                                                     Chief Executive Officer
                                                     Date: March 29, 2006

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                                TITLE                           DATE
----------------------------------    ------------------------------------    ------------------
       /s/ Shmuel BenTov              Chief Executive Officer, Director         March 29, 2006
------------------------------        and Principal Financial Officer
         Shmuel BenTov

       /s/ Reuven Battat              Director                                  March 29, 2006
------------------------------
         Reuven Battat

      /s/ Steven Mukamal              Director                                  March 29, 2006
------------------------------
        Steven Mukamal

      /s/ William Miller              Director                                  March 29, 2006
------------------------------
        William Miller

       /s/ Rabin Dhoble               Director                                  March 29, 2006
------------------------------
         Rabin Dhoble

ITEM 15 (a) (1) AND (2)

                           THE A CONSULTING TEAM, INC.

The following consolidated financial statements and financial statement schedule of The A Consulting Team, Inc. are included in Item 8:

Consolidated Balance Sheets...............................................................................F-4

Consolidated Statements of Operations and Comprehensive Income............................................F-5

Consolidated Statements of Shareholders' Equity...........................................................F-6

Consolidated Statements of Cash Flows.....................................................................F-7

Notes to Consolidated Financial Statements................................................................F-8

The following consolidated financial statement schedule of The A Consulting Team, Inc. is included in Item 15(c): Schedule II - Valuation and Qualifying Accounts...........................................S-1

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
The A Consulting Team, Inc.

We have audited the accompanying consolidated balance sheet of The A Consulting Team, Inc. and Subsidiaries, (the "Company") as of December 31, 2005, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the years ended December 31, 2004, and 2003 were audited by other auditors whose report, dated February 24, 2005, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2005 financial statements referred to above present fairly, in all material respects, the financial position of The A Consulting Team, Inc. and Subsidiaries as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole for 2005. The Schedule II listed in the index of financial statements is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements for 2005 taken as a whole.

/s/ Mercadien, P.C., Certified Public Accountants


Hamilton, New Jersey
February 15, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
The A Consulting Team, Inc.

We have audited the accompanying consolidated balance sheet of The A Consulting Team, Inc. and Subsidiaries, (the "Company") as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statement are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The A Consulting Team, Inc. and Subsidiaries as of December 31, 2004, and the consolidated results of their operations, and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP


New York, New York
February 24, 2005

                           THE A CONSULTING TEAM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31,      DECEMBER 31,
                                                                    2005              2004
                                                               --------------    --------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                    $    2,156,867    $    2,493,104
  Accounts receivable- less allowance for
   doubtful accounts of $320,804 at December 31, 2005,
   and $296,828 at December 31, 2004                                3,918,371         3,810,759
  Unbilled receivables                                                434,563           260,000
  Prepaid expenses and other current assets                           160,414           139,704
                                                               --------------    --------------
    Total current assets                                            6,670,214         6,703,568
  Investments, net                                                     87,059            87,059
  Property and equipment, net                                         480,845           556,896
  Goodwill                                                          1,140,964         1,140,964
  Intangibles, net                                                          -            34,667
  Deposits and other assets                                           114,363           126,363
                                                               --------------    --------------
    TOTAL ASSETS                                               $    8,493,444    $    8,649,515
                                                               ==============    ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                        $    1,764,647    $    1,666,160
  Capital lease obligation                                            290,517           290,517
  Deferred revenue                                                    220,005                 -
  Deferred income taxes                                                     -            22,500
  Current portion of long-term debt                                    13,479           233,962
                                                               --------------    --------------
    Total current liabilities                                       2,288,648         2,213,139
  Other long-term liabilities                                               -            13,479
                                                               --------------    --------------
    TOTAL LIABILITIES                                          $    2,288,648    $    2,226,617
                                                               --------------    --------------
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 2,000,000 shares
   authorized; no shares issued and outstanding as
   of December 31, 2005, and 571,615 shares issued and
   outstanding as of December 31, 2004                                      -             5,716
  Common stock, $.01 par value; 30,000,000 shares
   authorized; 2,361,333 issued and outstanding as
   of December 31, 2005, and 2,122,647 issued and
   outstanding as of December 31, 2004                                 23,614            21,227
  Paid-in capital                                                  34,462,262        34,181,206
  Accumulated other comprehensive loss- foreign
   currency translation                                                (2,927)                -
  Accumulated deficit                                             (28,278,152)      (27,785,251)
                                                               --------------    --------------
  Total shareholders' equity                                        6,204,797         6,422,898
                                                               --------------    --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $    8,493,444    $    8,649,514
                                                               ==============    ==============

          See accompanying notes to consolidated financial statements.

                           THE A CONSULTING TEAM, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                        YEAR ENDED DECEMBER 31,
                                           ------------------------------------------------
                                                2005             2004             2003
                                           --------------   --------------   --------------
Revenues                                   $   26,431,967   $   25,035,167   $   21,645,763
Cost of revenues                               18,631,523       17,361,526       15,829,442
                                           --------------   --------------   --------------
Gross profit                                    7,800,444        7,673,640        5,816,321
Operating expenses:
  Selling, general and administrative           8,057,416        5,952,343        5,105,462
  Depreciation and amortization                   203,678          360,859          752,609
                                           --------------   --------------   --------------
                                                8,261,095        6,313,202        5,858,071
                                           --------------   --------------   --------------
(Loss)/income from operations                    (460,651)       1,360,438          (41,750)
                                           --------------   --------------   --------------
Interest income                                    17,611            8,664            8,379
Interest expense                                  (24,724)         (33,313)         (66,433)
                                           --------------   --------------   --------------
Interest (expense), net                            (7,113)         (24,649)         (58,055)
                                           --------------   --------------   --------------
(Loss)/income before income taxes                (467,764)       1,335,789          (99,805)
Provision for income taxes                         16,240           99,085           23,500
                                           --------------   --------------   --------------
Net (loss) income                          $     (484,004)  $    1,236,705   $     (123,305)
Other comprehensive loss - foreign
 currency adjustment                               (2,927)               -                -
                                           --------------   --------------   --------------
Comprehensive (loss) income                $     (486,931)  $    1,236,705   $     (123,305)
                                           ==============   ==============   ==============
Net (loss) income per share
  Basic                                    $        (0.22)  $         0.57   $        (0.07)
                                           ==============   ==============   ==============
  Diluted                                  $        (0.22)  $         0.53   $        (0.07)
                                           ==============   ==============   ==============

          See accompanying notes to consolidated financial statements.

                           THE A CONSULTING TEAM, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                          Preferred Stock             Common Stock (*)          Additional    Accumulated
                                       ----------------------    ---------------------------     Paid-In       Other Comp
                                        Shares       Amount         Shares         Amount        Capital          Loss
                                       --------    ----------    ------------   ------------   ------------   ------------
Balance, December 31, 2002              571,615    $    5,716       2,096,709   $     20,967   $ 34,143,440   $          -
  Net loss                                    -             -               -              -              -              -
  Preferred dividend                          -             -               -              -              -              -
  Exercise of employee stock options          -             -          11,250            113         18,188              -
                                       --------    ----------    ------------   ------------   ------------   ------------
Balance, December 31, 2003              571,615    $    5,716       2,107,959   $     21,080   $ 34,161,628   $          -
  Net income                                  -             -               -              -              -              -
  Preferred dividend                          -             -               -              -              -              -
  Exercise of employee stock options          -             -          14,688            147         19,578              -
                                       --------    ----------    ------------   ------------   ------------   ------------
Balance, December 31, 2004              571,615    $    5,716       2,122,647   $     21,227   $ 34,181,206   $          -
  Net loss                                    -             -               -              -              -              -
  Preferred dividend                          -             -               -              -              -              -
  Conversion of Preferred Stock        (571,615)       (5,716)        142,903          1,429              -              -
  Restricted stock issuance                   -             -          30,000            300              -              -
  Exercise of employee stock options          -             -          65,783            658        281,056              -
  Foreign exchange translation                -             -               -              -              -         (2,927)
                                       --------    ----------    ------------   ------------   ------------   ------------
Balance, December 31, 2005                    -    $        -       2,361,333   $     23,614   $ 34,462,262   $     (2,927)
                                       ========    ==========    ============   ============   ============   ============
                                             Accumulated
                                               Deficit           Total
                                           --------------   --------------
Balance, December 31, 2002                 $  (28,845,025)  $    5,325,098
  Net loss                                       (123,305)        (123,305)
  Preferred dividend                              (26,776)         (26,776)
  Exercise of employee stock options                    -           18,301
                                           --------------   --------------
Balance, December 31, 2003                 $  (28,995,106)  $    5,193,318
  Net income                                    1,236,705        1,236,705
  Preferred dividend                              (26,850)         (26,850)
  Exercise of employee stock options                    -           19,725
                                           --------------   --------------
Balance, December 31, 2004                 $  (27,785,251)  $    6,422,898
  Net loss                                       (484,004)        (484,004)
  Preferred dividend                               (8,897)          (8,897)
  Conversion of Preferred Stock                         -           (4,287)
  Restricted stock issuance                             -              300
  Exercise of employee stock options                    -          281,714
  Foreign exchange translation                          -           (2,927)
                                           --------------   --------------
Balance, December 31, 2005                 $  (28,278,152)  $    6,204,797
                                           ==============   ==============

* Adjusted for the January 7, 2004 reverse stock split (See Note 1)

          See accompanying notes to consolidated financial statements.

                           THE A CONSULTING TEAM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------------
                                                                2005             2004             2003
                                                           --------------   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)income                                           $     (484,005)  $    1,236,705   $     (123,305)
Adjustments to reconcile net (loss)income to
 net cash (used in)
  provided by operating activities, net of
   acquired assets:
  Depreciation and amortization                                   203,679          360,859          752,609
  Deferred income taxes                                           (22,500)         (22,500)         (22,500)
  Provision for doubtful accounts                                  35,000          145,000           40,000
  Amortization of deferred financing cost                          12,000           10,000                -
  Compensation expense for stock issued - to non-employees        133,200                -                -
  Changes in operating assets and liabilities:
    Accounts receivable                                          (142,611)        (532,488)        (386,383)
    Unbilled receivables                                         (174,563)        (126,395)        (133,605)
    Prepaid expenses and other current assets                     (20,709)         (53,150)           3,668
    Accounts payable and accrued expenses                          98,487          223,431         (218,907)
    Deferred revenue                                              220,005                -                -
                                                           --------------   --------------   --------------
Net cash (used in) provided by operating activities              (142,017)       1,241,460          (88,422)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                (92,962)        (168,127)         (23,487)
Proceeds from sale of investment                                        -          250,450                -
Deposits                                                                -          (38,489)          13,259
                                                           --------------   --------------   --------------
Net cash (used in) provided by investing activities               (92,962)          43,834          (10,228)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from conversion of stock options                         144,527           19,726           18,300
Payment of deferred financing cost                                      -          (40,000)               -
Dividend paid to Preferred Shareholders                            (8,897)         (26,850)         (23,140)
Repayment of long-term debt                                      (233,962)        (154,690)        (261,715)
                                                           --------------   --------------   --------------
Net cash (used in) financing activities                           (98,332)        (201,814)        (266,554)
                                                           --------------   --------------   --------------
Effect of foreign currency exchange rate changes on
 cash and cash equivalents                                         (2,927)               -                -
                                                           --------------   --------------   --------------
Net (decrease) increase in cash and cash equivalents             (336,237)       1,083,481         (365,205)
Cash and cash equivalents at beginning of period                2,493,104        1,409,623        1,774,828
                                                           --------------   --------------   --------------
Cash and cash equivalents at end of period                 $    2,156,867   $    2,493,104   $    1,409,623
                                                           ==============   ==============   ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                   $       24,724   $       33,313   $       66,433
                                                           ==============   ==============   ==============
Cash paid during the period for income taxes               $       18,863   $       99,085   $       48,457
                                                           ==============   ==============   ==============

          See accompanying notes to consolidated financial statements.

                          THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

     Description of Business and Basis of Presentation

         The A Consulting Team, Inc. (the "Company" or "TACT") was incorporated on February 16, 1983, in the State of New York and provides information technology consulting, custom application development services and solutions to Fortune 1000 companies. The Company's customers are primarily located in the New York/New Jersey metropolitan area.

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the years ended December 31, 2005, 2004, and 2003, the Company reported a net loss of $484,004, net income of $1,236,705 and a net loss of $123,305, respectively. Additionally, the Company has an accumulated deficit of $28,278,152 as of December 31, 2005. The Company has implemented a plan whereby it is actively managing its personnel utilization rates and is constantly monitoring project requirements and timetables.

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

     Reverse Stock Split

         On January 7, 2004, the Company effected a one-for-four reverse stock split of its common stock in order to regain compliance with NASDAQ's minimum bid price requirement to remain listed on the NASDAQ Capital MarketCM. All share and per share amounts used in the Company's financial statements and notes thereto have been retroactively restated to reflect the one-for-four reverse stock split.

     Principles of Consolidation

         The consolidated financial statements include the accounts of The A Consulting Team, Inc., its 100% owned subsidiary International Object Technology, Inc. (IOT) from its date of acquisition on July 19, 2002 and its 51% owned subsidiary, T3 Media, Inc., which ceased operations in 2001, from its date of acquisition in 1999 and its 100% owned subsidiary TACT Global Services from its date of acquisition on September 30, 2005. All material inter-company accounts and transactions have been eliminated.

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

     Property and Equipment

         Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years.

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

     Goodwill and Intangible Assets

         The Company adopted the provisions of FASB Statement No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142) effective January 1, 2002. SFAS No. 142 required that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment using the guidance for measuring impairment set forth in this statement. As prescribed under SFAS 142, the Company had an evaluation done of its goodwill and intangible assets, which was performed by an independent third party. The Company tested for impairment using the guidance for measuring impairment set forth in SFAS No. 142 and it was determined by the Company with the results from the independent third party that there was no impairment at December 31, 2005, 2004 and 2003.

         In accordance with SFAS No. 142, the following are changes in the carrying amount of goodwill for the year ended December 31, 2005, 2004 and 2003:

                                             2005             2004             2003
                                        --------------   --------------   --------------
Balance as of January 1,                $    1,140,964   $    1,140,964   $    1,181,520
Goodwill acquired during the year                    -                -                -
Reclass of reduction in reserve for
 acquisition costs                                   -                -          (40,556)
                                        --------------   --------------   --------------
Balance as of December 31,              $    1,140,964   $    1,140,964   $    1,140,964
                                        ==============   ==============   ==============

                          THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following summarizes the carrying amounts of acquired intangible assets and related amortization:

                                                           YEAR ENDED DECEMBER 31
                                                 ------------------------------------------------
                                                      2005             2004             2003
                                                 --------------   --------------   --------------
Amortized intangible assets
  Employee Contracts- gross carrying amount      $      312,000   $      312,000   $      312,000
Less accumulated amortization                          (312,000)        (277,333)        (208,000)
                                                 --------------   --------------   --------------
Unamortized intangible assets                    $            -   $       34,667   $      104,000
                                                 ==============   ==============   ==============
Amortization expense
  For the year ended 12/31/03                    $            -   $            -   $      156,000
  For the year ended 12/31/04                    $            -   $       69,333   $            -
  For the year ended 12/31/05                    $       34,667   $            -   $            -
Estimated amortization expense:
  For the year ended 12/31/06                    $            -   $            -   $            -

         During 2005, the Company recorded amortization of intangible assets of $34,667. As part of the purchase price of IOT (See Note 2), the Company recorded intangible assets pertaining to certain employment contracts. The cost of these employment contracts were being amortized over the three year period of the assets estimated useful life. During 2005, the Company recorded amortization expense of $34,667 and completed the amortization of these contracts.

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

     Stock-Based Compensation

         The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123. During 2005, the Company recorded $133,200 of such related expenses.

         At December 31, 2005, the Company has stock based compensation plans with employees, which are described more fully in Note 12. As permitted by SFAS No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's stock and the exercise price of the option. No stock based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant.

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

                                                             Year ended December 31,
                                                 ------------------------------------------------
                                                      2005             2004             2003
                                                 --------------   --------------   --------------
Net (loss) income, as reported                   $     (484,000)  $    1,237,000   $     (123,000)
Deduct:
Total stock based compensation
 expense determined under fair
 value based method for all awards                       (3,000)         (20,000)         (85,000)
                                                 --------------   --------------   --------------
  Pro forma net inome (loss)                     $     (487,000)  $    1,217,000   $     (208,000)
                                                 ==============   ==============   ==============

Earnings per share:
  Basic - as reported                            $        (0.22)  $         0.57   $        (0.07)
                                                 ==============   ==============   ==============
  Basic - pro forma                              $        (0.21)  $         0.57   $        (0.06)
                                                 ==============   ==============   ==============
  Diluted - as reported                          $        (0.22)  $         0.53   $        (0.07)
                                                 ==============   ==============   ==============
  Diluted - pro forma                            $        (0.21)  $         0.53   $        (0.06)
                                                 ==============   ==============   ==============

         The fair value of options at the date of grant was estimated using the Black-Scholes model with the following assumptions:

                                                 2005       2004       2003
                                               --------   --------   --------
Expected life (years)                              4.00       4.00       4.00
Risk free interest rate                            4.50%      3.00%      3.00%
Expected volatility                                0.95       0.96       0.83
Expected dividend yield                            0.00       0.00       0.00
Weighted average fair value per option         $   4.83   $   3.53   $   0.80

                          THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The weighted average fair value of options granted by the Company was $4.83 in 2005, $3.53 in 2004, and $.80 in
2003.

     Recent Accounting Pronouncements

         In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share Based Payment (Statement 123 (R) ). This Statement requires that the costs of employee share based payments be measured at fair value on the awards' grant date using an option-pricing model and recognized in the financial statements over the requisite service period. This Statement does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants SOP 93-6, "Employer's Accounting for Employee Stock Ownership Plans." Statement 123 (R) supersedes Opinion 25, Accounting for Stock Issued to Employees and its related interpretations, and eliminates the alternative to use Opinion 25's intrinsic value method of accounting, which the Company is currently using. Statement 123
(R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123 (R). The second method is the modified retrospective application, which requires that the Company restates prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. The Company has determined that it will adopt the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123 (R).

2.   ACQUISITIONS

         On April 11, 2005, the Company completed an investment in an offshore joint venture, TACT Global Services Private Limited (TGS), in the amount of $250,000, which represented approximately a 68% ownership. A minority partner invested $100,000 for the remaining 32% ownership. In September 2005, the Company increased its ownership to 100% by purchasing the minority partners investment for $100,000. The Company has consolidated the results of TGS in its financial statements for the period from September 2005 to December 31, 2005, and recorded the Company's proportionate ownership share of the results of TGS from April 11, 2005 to September 2005.

         On July 19, 2002, the Company consummated the acquisition of all of the issued and outstanding capital stock of IOT, a New Jersey corporation, pursuant to a Stock Purchase Agreement dated as of June 28, 2002 among TACT, IOT and the holders of all of the issued and outstanding capital stock of IOT (the "IOT Stockholders"). TACT acquired all of the issued and outstanding capital stock of IOT from the IOT Stockholders in exchange for an aggregate of three hundred seventeen thousand five hundred (317,500) shares of unregistered TACT Common Stock, which has been retroactively adjusted to reflect the one-for-four reverse stock split that occurred on January 7, 2004, and was valued at $635,000 (the "Acquisition Shares") and the obligation to make certain deferred cash payments of six hundred fifty thousand ($650,000) in the aggregate (the "Deferred Payments"). The Acquisition Shares were issued by TACT to the IOT Stockholders at the closing of the acquisition. Subject to the terms and conditions of the Stock Purchase Agreement, the Deferred Payments were payable as follows: (i) an aggregate of $140,000 on or before September 2, 2002, (ii) an aggregate of $210,000 on or before April 1, 2003, (iii) an aggregate of $100,000 on or before April 1, 2004, and (iv) an aggregate of $200,000 on or before January 2, 2005. The consideration paid by TACT for the acquisition of IOT was determined through arms-length negotiation by the management of TACT and a majority of the IOT Stockholders. The acquisition was accounted for under the purchase method of accounting for business combinations and operations of IOT has been included from the date of acquisition. The purchase price of the acquisition exceeded the fair market value of the net assets acquired, resulting in the recording of goodwill of $1,181,520. The three majority shareholders of IOT received employment agreements for a three-year period at an annual salary of $160,000 per year each. For the year ended December 31, 2005, the amortization expense for the intangible asset was $34,667.

                          THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         IOT was a privately owned, professional services firm that provides data management and business intelligence solutions, technology consulting and project management services. IOT operates as a wholly owned subsidiary of TACT. The acquisition was made to increase the depth of the Company's services and solutions offerings and provide the Company with significant cross-selling opportunities.

         On October 2, 1998, the Company made an investment in web integrator T3 Media of $3 million, in return for non-voting convertible preferred stock. On June 23, 1999, the Company converted its preferred stock into 30% common stock ownership and increased its ownership interest to approximately 51% by an additional investment in T3 Media's common stock of $370,000. The acquisition of T3 Media was accounted for using the purchase method of accounting. Accordingly, the results of operations of T3 Media are included in the Company's consolidated results of operations from the date of acquisition. The excess of the purchase price over the estimated fair value of the net identifiable assets acquired totaled $4.0 million and was recorded as goodwill and was being amortized using the straight-line method over 7 years. During 2000, the Company wrote-off the net carrying value of the goodwill which amounted to $3.1 million. T3 Media ceased operations in the second quarter of 2001. During 2003, the Company reversed approximately $113,000, in accounts payable relating to T-3 Media, resulting in a reduction in SG&A expenses.

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

         In January of 2004, the Company sold approximately 75 percent of its investment in Methoda for $200,000 in cash and $81,000 payable over the next twenty months, which was fully satisfied in 2005. The remaining investment had a carrying value of $87,000 as of December 31, 2005 and 2004.

                          THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   NET INCOME (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended December 31, 2005, 2004 and 2003.

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         2005           2004           2003
                                                     ------------   ------------   ------------
NUMERATOR FOR BASIC NET (LOSS) INCOME PER SHARE
  Net (loss) income                                  $   (484,004)  $  1,236,705   $   (123,305)
  Preferred Dividend                                        8,897         26,850         26,776
                                                     ------------   ------------   ------------
  Net (loss) income available to
   common stockholders                               $   (492,901)  $  1,209,855   $   (150,081)
                                                     ============   ============   ============
NUMERATOR FOR DILUTED NET (LOSS) INCOME PER SHARE
  Net (loss) income available to common
   stockholders & assumed conversion                 $   (492,901)  $  1,236,705   $   (150,081)
                                                     ============   ============   ============
DENOMINATOR:
  Denominator for basic (loss) income before
   extraordinary item and net loss per share
   - weighted-average shares                            2,285,874      2,110,072      2,098,810
  Effect of dilutive securities:
  Preferred shares                                              -        142,903              -
  Employee stock options                                        -         59,046              -
                                                     ------------   ------------   ------------
  Denominator for diluted earnings (loss) per
   share - adjusted weighted-average shares             2,285,874      2,312,021      2,098,810
                                                     ============   ============   ============

BASIC EARNINGS (LOSS) INCOME PER SHARE:
                                                     ------------   ------------   ------------
  Net (loss) income                                  $      (0.22)  $       0.57   $      (0.07)
                                                     ============   ============   ============

DILUTED EARNINGS (LOSS) INCOME PER SHARE:
                                                     ------------   ------------   ------------
  Net (loss) income                                  $      (0.22)  $       0.53   $      (0.07)
                                                     ============   ============   ============

         During the year ended December 31, 2004 there were 159,140 options, that were excluded from the computation of diluted earnings per share, because the options were not vested or the exercise price was in excess of the fair market value. All options and warrants outstanding during 2005 and 2003 (see Notes 13) were not included in the computation of net loss per share because the effect would be antidilutive.

                          THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   PROPERTY AND EQUIPMENT

         Property and equipment, at cost, consists of the following:

                                                            DECEMBER 31,
                                                   -------------------------------
                                                        2005             2004
                                                   --------------   --------------
Equipment and leaseholds                           $    5,585,602   $    5,516,985
Software                                                  990,845          972,879
Furniture and fixtures                                  1,113,650        1,107,272
Automobiles                                               158,769          158,769
                                                   --------------   --------------
                                                        7,848,866        7,755,905
Less accumulated depreciation and amortizat             7,368,021        7,199,009
                                                   --------------   --------------
                                                   $      480,845   $      556,896
                                                   ==============   ==============

6.   CREDIT ARRANGEMENT

         The Company has a line of credit of $4.0 million with Keltic Financial Partners, LP, (Keltic) based on the Company's eligible accounts receivable balances. The line of credit has certain financial covenants, which the Company must meet on a quarterly basis. There was no outstanding balance at December 31, 2005 or 2004. On March 23, 2004, the line of credit was amended and restated to include the following: an extension to June 2007, the removal of the guarantee of the Chief Executive Officer and less restrictive financial covenants. On March 23, 2005, the agreement was restated and amended, again. Included in the restated and amended agreement is Keltic's consent for the proposed transaction with Vanguard Info-Solutions Corporation, (as defined in more detail in the Definitive Proxy Statement filed on June 27, 2005), which transaction was terminated on August 4, 2005 and a waiver to certain financial covenants that the Company failed to comply with in the first quarter ending March 31. The Company failed to comply with these covenants for the second and third quarters ending June 30 and September 30, 2005, respectively. Accordingly, a waiver was obtained from Keltic. On December 1, 2005, the agreement was further amended to reset the EBITDA covenant effective October 1, 2005. The line of credit bears interest at a variable rate based on prime plus 1.75% and the rate was 9.00% at December 31, 2005.

         The Company is prohibited from paying dividends on its common stock due to restrictions under the restated and amended Loan and Security Agreement with Keltic Financial Partners, L.P. Keltic has consented to the payment of dividends on the Series A and Series B Preferred Stock, provided an event of default does not exist.

         As of December 31, 2005, The Series A and Series B Preferred Stock was fully converted into common stock during 2005. As result, there are no outstanding shares of Series A or Series B Preferred Stock as of December 31, 2005.

7.   CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         The Company has the following commitments as of December 31, 2005, and is comprised of short term obligations of an automobile loan and employment contracts. In addition, there is a capital lease obligation and operating lease obligation as well. The automobile loan is payable in monthly installments of $1,262 including interest at 6%. As of December 31, 2005, the loan matures as follows: 2006 - $13,478. The employment contracts are payable as follows: 2006 - $386,250, 2007-$360,000. One of the Company's subsidiaries, T3 Media, which ceased operations in 2001, had entered into a series of capital lease obligations, which the Company had guaranteed. The Company continues the process of negotiating buy-outs on these leases. The Company has two operating leases for its corporate headquarters located in NY and its branch office in NJ. The annual amounts due for both locations are as follows: 2006 - $308,663 and 2007 - $191,100.

         As of December 31, 2005, the Company does not have any "Off Balance Sheet Arrangements".

                          THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company's contractual obligations at December 31, 2005, are comprised of the following:

                                                           PAYMENTS DUE BY PERIOD
                                 --------------------------------------------------------------------------
                                                    LESS THAN 1         1 - 3          3 - 5     MORE THAN
  CONTRACTUAL OBLIGATIONS            TOTAL             YEAR             YEARS          YEARS      5 YEARS
-----------------------------    --------------   --------------   --------------   ----------   ----------
LONG TERM OBLIGATIONS
Automobile Loan                  $       13,478   $       13,478   $            -   $        -   $        -
Employment Contracts                    746,250          386,250(1)       360,000            -            -

CAPITAL LEASE OBLIGATIONS
Capital Lease - Short Term              290,517          290,517                -            -            -

OPERTATING LEASES
Rent                                    499,763          308,663          191,100            -            -
                                 --------------   --------------   --------------   ----------   ----------
TOTAL                            $    1,550,008   $      998,908   $      551,100   $        -   $        -
                                 ==============   ==============   ==============   ==========   ==========

(1) Due to the resignation of the Company's Chief Financial Officer, effective February 17, 2006, the employment contract with the Company was terminated. Therefore, the Company's Contractual Obligations for Employment Contracts for Less Than 1 Year have been adjusted to reflect Mr. Falcone's salary through February 17, 2006 of $26,250 as opposed to $192,500 that would have been due had he not resigned.

8.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consists of the following:

                                          December 31,
                                -------------------------------
                                     2005             2004
                                --------------   --------------
 Accounts payable               $      467,864   $      490,818
 Payroll                               484,745          533,065
 Bonuses                                59,956          108,956
 Other accrued expenses                752,081          533,321
                                --------------   --------------
                                $    1,764,647   $    1,666,160
                                ==============   ==============

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

                          THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Deferred tax assets and (liabilities) consist of the following:

                                             DECEMBER 31,
                                   -------------------------------
                                        2005             2004
                                   --------------   --------------
Licensing revenues                 $      (50,000)  $      (53,000)
Accounts receivable reserve               128,000          119,000
Depreciation and amortization             214,000          201,000
Investments                               928,000          928,000
Other                                      50,000           29,000
Accounting method change                        -          (22,500)
Net operating losses                    4,675,000        4,439,000
                                   --------------   --------------
                                        5,945,000        5,640,500
Valuation allowance                    (5,945,000)      (5,663,000)
                                   --------------   --------------
                                   $            -   $      (22,500)
                                   ==============   ==============

         The deferred tax liability at December 31, 2004 relates to the change in accounting methods for tax purposes arising from the IOT acquisition.

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

         For the year ended December 31, 2005, approximately $588,000 of federal and $598,000 of state net operating losses were generated. As a result, at December 31, 2005, the Company has federal net operating loss carry forwards of approximately $10.8 million which will begin to expire in 2020. In addition, the Company has state net operating loss carry forward of approximately $17 million remaining which will expire 2009 to 2013. The full utilization of the deferred tax assets in the future is dependent upon the Company's ability to generate taxable income; accordingly, a valuation allowance of an equal amount has been established. During the year ended December 31, 2005, the valuation allowance increased by $282,000 and during the years ended December 31, 2004 and 2003, the valuation allowance decreased by $1,592,000 and $69,000, respectively.

         Significant components of the provision for income taxes are as follows:

                                     YEAR ENDED DECEMBER 31,
                           ------------------------------------------
                               2005           2004           2003
                           ------------   ------------   ------------
Current:
  Federal                  $          -   $     35,625   $          -
  State and local                38,740         85,960         46,000
                           ------------   ------------   ------------
    Total Current          $     38,740   $    121,585   $     46,000
                           ------------   ------------   ------------
Deferred:
  Federal                             -         (5,625)       (19,125)
  State and local               (22,500)       (16,875)        (3,375)
                           ------------   ------------   ------------
    Total Deferred              (22,500)       (22,500)       (22,500)
                           ------------   ------------   ------------
Total                      $     16,240   $     99,085   $     23,500
                           ============   ============   ============

                          THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         A reconciliation between the federal statutory rate and the effective income tax rate for the years ended December 31, 2005, 2004, and 2003.

                                         2005       2004       2003
                                       --------   --------   --------
Federal statutory rate                    (34.0)%     34.0%     (34.0)%
State and local taxes net
 of federal tax benefit                     2.3        5.7       45.6
Non-deductible expenses                   (25.1)       5.4        4.8
Carryback of losses for which no
 benefit was
  previously recorded                                               -
Change in valuation allowance             60.27     (37.68)      7.15
                                       --------   --------   --------
Total                                      3.47%      7.42%     23.55%
                                       ========   ========   ========

10.  RETIREMENT PLAN

         The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code for its employees. Participants can make elective contributions subject to certain limitations. Under the plan, the Company can make matching contributions on behalf of all participants. There were no such contributions made by the Company in 2005, 2004 and 2003.

11.  CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and accounts receivable. The Company maintains its cash balances on deposit with a limited number of financial institutions in amounts which may exceed federally insured limits. Historically, the Company has not experienced any related cash-in-bank losses. For the year ended December 31, 2005, the Company had three customers which accounted for 21%, 20% and 15% of revenues, respectively. For the year ended December 31, 2004, the Company had two customers which accounted for 20% and 19% of revenues, respectively. For the year ended December 31, 2003, the Company had one customer which represented 28% of revenues. Besides these customers, no other customer represented greater than 10% of the Company's revenues. Four customers represented approximately 10%, 15%, 15% and 23% of accounts receivable as of December 31, 2005, three customers represented approximately 10%, 14% and 17% of accounts receivable as of December 31, 2004, and three customers represented approximately 10%, 13% and 15% of accounts receivable as of December 31, 2003.

12.  LEASES

         The Company leases office space under non-cancelable operating leases. The future minimum payments for all non-cancelable operating leases as of December 31, 2005 are as follows:

         2006                                      308,663
         2007                                      191,100
                                               -----------
         Total minimum future lease payments   $   499,763
                                               ===========

         Office leases are subject to escalations based on increases in real estate taxes and operating expenses. Rent expense for the years ended December 31, 2005, 2004, and 2003, was approximately $301,042, $299,121and $340,000, respectively.

                           THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In 2001, T3 Media stopped paying its capital lease obligations. The Company was a guarantor of the majority of these obligations and is continuing the process of negotiating buy-outs of the remaining leases. For the year ended December 31, 2005, $290,517 of T3 Media's capital lease obligations remained outstanding.

13.  STOCK OPTION PLAN

         The Company adopted a Stock Option Plan (the "Plan") that provides for the grant of stock options that are either "incentive" or "non-qualified" for federal income tax purposes. The Plan provided for the issuance of up to a maximum of 150,000 shares of common stock. On May 27, 1998, the shareholders approved and ratified an increase to the Plan from 150,000 to 225,000 shares of common stock, on May 24, 2001, the shareholders approved and ratified an increase to the Plan from 225,000 to 300,000 shares of common stock and on July 26, 2005, the shareholders approved and ratified an increase to the Plan from 300,000 to 1,200,000 shares of common stock (subject to adjustment pursuant to customary anti-dilution provisions).

         The exercise price per share of a stock option is established by the Executive Compensation Committee of the Board of Directors in its discretion, but may not be less than the fair market value of a share of common stock as of the date of grant. The aggregate fair market value of the shares of common stock with respect to which "incentive" stock options are exercisable for the first time by an individual to whom an "incentive" stock option is granted during any calendar year may not exceed $100,000. Stock options generally vest over a period between 1 to 4 years.

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

         Information with respect to options under the Company's Plan (adjusted for reverse stock split that occurred on January 7, 2004) is as follows:

                                                            WEIGHTED
                                            NUMBER OF       AVERAGE
                                             SHARES      EXERCISE PRICE
                                          ------------   --------------
     Balance - January 1, 2003                 249,154   $         6.58
        Granted during 2003                      1,000             1.81
        Exercised during 2003                  (11,250)            1.63
        Forfeitures during 2003                (80,383)           13.75
                                          ------------
     Balance - December 31, 2003               158,521             3.27
        Granted during 2004                    154,750             4.61
        Exercised during 2004                  (14,688)            1.34
        Forfeitures during 2004                (43,020)            4.94
                                          ------------
     Balance - December 31, 2004               255,563             3.91
        Granted during 2005                     15,750             4.67
        Exercised during 2005                  (56,032)            2.19
        Forfeitures during 2005                 (9,188)            5.64
                                          ------------
     Balance - December 31, 2005               206,093   $         4.36
                                          ============

         At December 31, 2005, 2004, and 2003, 105,937, 96,657, and 83,959,
respectively, were exercisable with weighted average exercise prices of $4.28, $3.56, and $4.78, respectively.

                           THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table summarizes the status of the stock options outstanding and exercisable at December 31, 2005:

                            STOCK OPTIONS OUTSTANDING
-------------------------------------------------------------------------------
                                                                    NUMBER OF
                     WEIGHTED                      WEIGHTED-          STOCK
EXERCISE PRICE       AVERAGE        NUMBER OF      REMAINING         OPTIONS
    RANGE         EXERCISE PRICE    OPTIONS     CONTRACTUAL LIFE   EXERCISABLE
---------------   --------------   ----------   ----------------   ------------
  $0.00 - $4.80   $        2.735      132,593       5.4 years            80,062
  $4.80 - $9.60   $        5.903       63,750       4.5 years            16,125
 $9.60 - $14.40   $        9.620          750       4.6 years               750
$14.40 - $19.20   $       15.504        8,000       3.9 years             8,000
$24.00 - $28.80   $       28.000          500       3.0 years               500
$28.80 - $33.60   $       30.000          500       2.8 years               500
                                   ----------                      ------------
                                      206,093                           105,937
                                   ==========                      ============

         At December 31, 2005, the Company had 1,200,000 shares of Common Stock reserved in connection with the Stock Option Plan.

14.  IMPAIRMENT OF ASSETS AND RESTRUCTURING CHARGES

         The Company began to restructure its operations in 2000 and has continued to restructure its operations through 2002. The restructuring was completed in the first quarter of 2003.

         At December 31, 2005 and 2004, the Company had no restructuring charge liability.

15.  EMPLOYMENT AGREEMENT OF CHIEF EXECUTIVE OFFICER

         The Company has entered into an employment agreement with Shmuel BenTov, its Chairman, Chief Executive Officer and President, which terminates on December 31, 2007. The contract calls for a salary of $360,000 per year. His employment agreement contains non-competition, non-disclosure and non-solicitation covenants. It also contains an annual bonus, subject to the approval of the non-employee members of the Company's Executive Compensation Committee and further subject to the Company meeting certain financial performance criteria, in an amount to be determined by the non-employee members of the Committee. In the event that he is terminated by the Company, he is to receive severance pay that is two times his then annual salary and is payable within 30 days of the termination.

16.  SALES AND CONVERSION OF PREFERRED SHARES

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

         As of December 31, 2005, the Series A and Series B Preferred Stock was fully converted into common stock during 2005. As result, there are no outstanding shares of Series A or Series B Preferred Stock as of December 31, 2005.

                          THE A CONSULTING TEAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  QUARTERLY RESULTS (UNAUDITED)

         The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004.

                                                                    QUARTER ENDED
                                      ---------------------------------------------------------------------
(in thousands, except per share          MARCH 31,          JUNE 30,       SEPTEMBER 30,      DECEMBER 31,
amounts)                                   2005              2005              2005              2005
-----------------------------------   ---------------   ---------------   ---------------   ---------------
Revenues                              $         6,115   $         6,704   $         6,858   $         6,755
Gross profit                                    1,875             1,783             1,900             2,242
(Loss) income from operations                    (257)             (543)              133               206
Net (loss) income                                (259)             (546)              118               203
Net (loss) income per share-basic
 and dilutive                         $         (0.12)  $         (0.24)  $          0.05   $          0.09

                                                                    QUARTER ENDED
                                      ---------------------------------------------------------------------
                                         MARCH 31,          JUNE 30,       SEPTEMBER 30,      DECEMBER 31,
                                           2004              2004              2004              2004
                                      ---------------   ---------------   ---------------   ---------------
Revenues                              $         5,801   $         6,347   $         6,585   $         6,302
Gross profit                                    1,682             1,907             2,098             1,986
Income (loss) from operations                     275               337               398               351
Net income (loss)                                 220               298               370               349
Net income (loss) per share-basic
 and dilutive                         $          0.10   $          0.14   $          0.16   $          0.16

                           THE A CONSULTING TEAM, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                COL. A                     COL. B                COL. C                COL. D         COL. E
-------------------------------------   ------------   ---------------------------   ----------     -----------
                                                                ADDITIONS
                                                       ---------------------------
                                                          (1)             (2)
                                                       ----------   --------------
                                         BALANCE AT    CHARGED TO     CHARGED TO                    BALANCES AT
                                        BEGINNING OF   COSTS AND    OTHER ACCOUNTS   DEDUCTIONS       END OF
             DESCRIPTION                   PERIOD       EXPENSES       DESCRIBE       DESCRIBE        PERIOD
-------------------------------------   ------------   ----------   --------------   ----------     -----------
Reserves and allowances deducted from
 asset accounts:
For the year ended December 31, 2005
  Allowance for doubtful accounts       $    296,828   $   35,000   $            -   $  (11,024)(a) $   320,804
For the year ended December 31, 2004
  Allowance for doubtful accounts       $    305,290   $  145,000   $            -   $ (153,462)(b) $   296,828
For the year ended December 31, 2003
  Allowance for doubtful accounts       $    380,472   $   40,000   $            -   $ (115,182)(c) $   305,290

(a) Uncollectible accounts written off during 2005.

(b) Uncollectible accounts written off during 2004.

(c) Uncollectible accounts written off during 2003.

                                  EXHIBIT INDEX

Exhibit
Number      Description of Exhibits
---------   --------------------------------------------------------------------
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

  10.2 Amended and restated Loan and Security Agreement between the Registrant and Keltic Financial Partners, LP, dated March 23, 2004, incorporated by reference to Exhibit 10.2 to the Form 10-K for the year ended December 31, 2003, as previously filed with the SEC on March 29, 2004.

  10.2.1 First Modification to the March 23, 2004 Amended and Restated Loan and Security Agreement, incorporated by reference to the Form 10-Q for the first quarter ended March 31, 2005, as previously filed with the SEC on May 12, 2005.

  10.2.2 Amendment dated December 1, 2005 to the March 23, 2004 Amended and Restated Loan and Security Agreement

  10.3 Employment Agreement, dated December 1, 2005, between the Registrant and Shmuel BenTov, incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 12, 2005, as previously filed with the SEC on December 15, 2005.

  10.4      Form of S Corporation Termination, Tax Allocation and
            Indemnification Agreement, incorporated by reference to Exhibit 10.4 to the Registration Statement on Form SB-2, as previously filed with the SEC on August 6, 1997.

  10.5 Letter of Undertaking from the Registrant and Shmuel BenTov, incorporated by reference to Exhibit 10.9 to the Registration Statement on Form SB-2, as previously filed with the SEC on July 23, 1997.

  10.6 Shmuel BenTov Letter Commitment, dated March 29, 2001, incorporated by reference to Exhibit 10.10 to the Form 10-K for the fiscal year ended December 31, 2000, as previously filed with the SEC on April 2, 2001.

  10.7 Form of Indemnification Agreement between the Registrant and each of its Directors and its Chief Executive Officer, incorporated by reference to Exhibit 10.12 to the Form 10-Q for the period ended September 30, 2003 as filed with the SEC on November 11, 2003.

  23.1      Consent of Grant Thornton, LLP

  23.2      Consent of Mercadien, P.C., Certified Public Accountants

  31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

  31.2 Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

  32.1      Certification of the Chief Executive Officer, pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2 Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.