Form 10-K/A
period 2005-12-31
A CONSULTING TEAM INC
filed 2006-05-01
CIK 1040792

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A


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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.    Yes |_| No |X|

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $15,687,797 based on the average of the bid and asked prices of the registrant's Common Stock on The NASDAQ Capital Market (CM) on the last business day of the registrant's most recently completed second fiscal quarter.

As of March 24, 2006, there were 2,382,301 shares of the registrant's Common Stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

                                EXPLANATORY NOTE

         The A Consulting Team, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the "Report") for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We will not file our proxy statement within 120 days of our fiscal year ended December 31, 2005, and are, therefore, amending and restating in their entirety ITEMS 11, 12, 13 and 14 of Part III of the Report. As a result of this amendment, the Company is also filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures, in, or exhibits to, the Form 10-K. This Form 10-K/A does not reflect events occurring after the March 29, 2006 filing of our Report, modify or update the disclosure contained in the Report in any way other than as required to reflect the amendments discussed above and reflected below.

                                TABLE OF CONTENTS


                                                                                                              PAGE
                                                                                                              ----
PART III.........................................................................................................1
Item 11.  Executive Compensation.................................................................................1
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.........4
Item 13.  Certain Relationships and Related Transactions.........................................................7
Item 14.  Principal Accountant Fees and Services.................................................................7

PART IV..........................................................................................................8
Item 15.  Exhibits and Financial Statement Schedules.............................................................8

PART III



ITEM 11.  EXECUTIVE COMPENSATION.

         The following table sets forth the compensation awarded or paid to, or earned by, the Company's Chairman, Chief Executive Officer and President during the years ended December 31, 2005, 2004 and 2003, and the Company's Chief Financial Officer and Secretary for the year ended December 31, 2005, 2004 and 2003. No other executive officer of the Company received a total salary and bonus of $100,000 or more for the year ended December 31, 2005. Accordingly, no information is reported for such persons. No options were granted in 2005, and 2003 to the Company's Chairman, Chief Executive Officer and President. No options were granted in 2005 and 2003 to the Company's Chief Financial Officer. Options were granted in 2004 to the Company's Chairman, Chief Executive Officer and President and Chief Financial Officer.


SUMMARY OF COMPENSATION TABLE

                                                                                                                  LONG-TERM
                                                                                                                 COMPENSATION
                                                                      ANNUAL COMPENSATION                           AWARDS
                                                         --------------------------------------------------     ----------------
                                                                                                                  SECURITIES
                                                FISCAL                                       OTHER ANNUAL         UNDERLYING
NAME AND PRINCIPAL POSITION                      YEAR        SALARY          BONUS         COMPENSATION (1)         OPTIONS
--------------------------------------------------------------------------------------------------------------------------------
Shmuel BenTov
    Chairman, Chief Executive Officer            2005         $ 302,500      $ 147,000          $ 6,265                    -
                                                 2004         $ 240,000      $  15,000          $ 7,601                7,500
                                                 2003         $ 240,000      $       -          $ 7,601                    -
--------------------------------------------------------------------------------------------------------------------------------
Richard D. Falcone (2)                           2005         $ 200,000      $  87,000          $     -                    -
    Chief Financial Officer                      2004         $ 180,000      $  15,000          $ 1,000               15,000
                                                 2003         $ 180,000      $  21,000          $     -                    -
--------------------------------------------------------------------------------------------------------------------------------

(1) Includes payments with respect to life insurance, car allowance and health insurance.
(2) Mr. Falcone resigned in February 2006.




2005 OPTION/SAR GRANTS



                                  NUMBER OF    INDIVIDUAL GRANTS                                      POTENTIAL REALIZABLE VALUE AT
                                 SECURITIES    PERCENT OF TOTAL                                          ASSUMED ANNUAL RATES OF
                                 UNDERLYING      OPTIONS/SARS        EXERCISE OR                       STOCK PRICE APPRECIATION FOR
                                OPTIONS/SARS      GRANTED TO         BASE PRICE    LATEST POSSIBLE             OPTION TERM
NAME                               GRANTED      EMPLOYEES 2005        $/SHARE      EXPIRATION DATE         5% ($)       10% ($)
-----------------------------------------------------------------------------------------------------------------------------------
Shmuel BenTov                         -                      -           $  -                              $  -          $  -
Richard D. Falcone                    -                      -           $  -                              $  -          $  -
-----------------------------------------------------------------------------------------------------------------------------------


Neither Mr. BenTov nor Mr. Falcone was granted any options in 2005.

AGGREGATED OPTION/SAR EXERCISES IN 2005 AND YEAR-END OPTION/SAR VALUES


                                                             NUMBER OF SECURITIES
                                                            UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                              SHARES                       OPTIONS HELD AT DECEMBER      IN-THE-MONEY OPTIONS AT
                           ACQUIRED ON       VALUE                 31, 2005                 DECEMBER 31, 2005
          NAME               EXERCISE      REALIZED       EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
------------------------- --------------- -------------- ----------------------------- -----------------------------
Shmuel BenTov                   -              -                9,375/5,625                      $0/$0
------------------------- --------------- -------------- ----------------------------- -----------------------------
Richard D. Falcone        5,000                 $50,400         23,750/11,250                $100,188/$25,763
------------------------- --------------- -------------- ----------------------------- -----------------------------

DIRECTOR COMPENSATION

         From January 2005 through September 2005 each non-employee member of the Board was paid $2,000 per quarter for services provided as a director. On December 12, 2005, the Board of Directors approved an increase in the fees for non-employee directors from $2,000 per quarter to $3,000 per quarter effective commencing in the fourth quarter of 2005. Each director is reimbursed for travel and other reasonable expenses relating to the business of the Company.

         Pursuant to the Company's Amended and Restated 1997 Stock Option and Award Plan each non-employee director is automatically granted stock options to purchase 250 shares of Common Stock on the date of initial appointment or election as a non-employee director and stock options to purchase an additional 250 shares of Common Stock on each re-election, in each case at the fair market value on the date of grant.

         On August 11, 2005, the Company granted and issued 10,000 shares of restricted common stock under the Company's Amended and Restated 1997 Stock Option and Award Plan to each of Messrs. Steven S. Mukamal, William P. Miller, and Reuven Battat, each a non-employee director of the Company for their services as a director.

         On December 12, 2005, the Company granted 5,000 non-qualified stock options to Steven Mukamal, Reuven Battat and William Miller, each a non-employee director. The options were granted under the Company's Amended and Restated 1997 Stock Option and Award Plan. The options were granted at a fair market value on the date of grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Messrs. Mukamal (Chairman), Miller and Battat were directors and members of the Executive Compensation Committee during fiscal year 2005. No interlocks or insider participation required to be disclosed under this caption occurred during the years ended December 31, 2004 or December 31, 2005.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

         On December 12, 2005, the Company entered into a new employment agreement with its chief executive officer, Shmuel BenTov (the "2005 BenTov Employment Agreement"). Mr BenTov's prior employment agreement with TACT dated January 2002 expired in accordance with its terms on December 31, 2004. The 2005 BenTov Employment Agreement is effective as of December 1, 2005, and had an initial term of twenty-five months, expiring on December 31, 2007. The Board of Directors approved the extension of the term of the 2005 BenTov Employment Agreement through March 31, 2008. The 2005 BenTov Employment Agreement provides for an increase of $60,000 in initial base salary from $300,000 to $360,000. Mr. BenTov may also be entitled to an annual bonus. The 2005 BenTov Employment Agreement provides that in the event of termination (i) by TACT without cause or by Mr. BenTov in the event of a material breach of the employment agreement by TACT or a substantial dimunition of his duties, Mr. BenTov will receive a lump sum severance allowance in an amount equal to two times his then annual base salary; (ii) as a result the incapacity or disability of Mr. BenTov, Mr. BenTov would be entitled to receive his then annual base salary during the one year that followed the termination notice; or (iii) as a result of Mr. BenTov's death, Mr. BenTov's estate would be entitled to receive a lump sum payment equal to his then annual base salary. The agreement includes a two-year non-compete covenant commencing on termination of employment.

         On April 26, 2006, the Company entered into an employment agreement with Mr. Salvatore M. Quadrino (the "2006 Quadrino Employment Agreement") whereby Mr. Quadrino is employed as chief financial officer. The 2006 Quadrino Employment Agreement is effective as of May 1, 2006, has a term of two (2) years, and shall automatically renew for subsequent one-year terms, unless and until terminated by either party upon 30 days notice. The 2006 Quadrino Employment Agreement provides Mr. Quadrino with an initial annual base salary of $180,000, a discretionary annual bonus, participation in the Company's stock option plan with an initial grant of 20,000 options to shares in the Company's stock and the use of a Company car. The 2006 Quadrino Employment Agreement provides that during the initial term of the Agreement in the event of termination by the company without cause, death or disability or by Mr. Quadrino for Sufficient Reason, as defined in the Agreement, Mr. Quadrino will receive a severance allowance in an amount equal to twelve (12) months of Mr. Quadrino's then current base salary and all granted options become vested and exercisable. After the initial term of the 2006 Quadrino Agreement in the event of termination by the Company without cause, death or disability or by Mr. Quadrino for Sufficient Reason, as defined in the 2006 Quadrino Agreement, Mr. Quadrino will receive a severance allowance in an amount equal to six (6) months of Mr. Quadrino's then current base salary. The agreement includes a one-year non-compete covenant commencing on termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth, as of March 31, 2006, certain information regarding the beneficial ownership of our Common Stock by (i) each of the Company's directors, (ii) each of the executive officers named in the Summary Compensation Table, (iii) all directors and officers of the Company as a group and (iv) each person known by the Company to own beneficially more than 5% of the Common Stock. As of March 31, 2006, 2,382,301 shares of Common Stock were outstanding. Unless otherwise indicated in the table below, each person or entity named below has an address in care of the Company's principal office.

---------------------------------------------------------------------------------------------------------
                                                                              AMOUNT
                                                                          OF BENEFICIALLY    PERCENTAGE
   TITLE OF CLASS                    NAME OF SHAREHOLDER                   OWNERSHIP (1)      OF CLASS
---------------------------------------------------------------------------------------------------------
Common                Helios & Matheson Information Technology, Ltd.       1,024,697 (2)        43.0%
---------------------------------------------------------------------------------------------------------
Common                Mr. Sanjeev Welling                                    120,390 (3)         5.0%
---------------------------------------------------------------------------------------------------------
Common                William P. Miller, Director                             38,126 (4)         1.6%
---------------------------------------------------------------------------------------------------------
Common                Reuven Battat, Director                                 21,750 (5)          *
---------------------------------------------------------------------------------------------------------
Common                Steven S. Mukamal, Director                             16,625 (6)          *
---------------------------------------------------------------------------------------------------------
Common                Shmual BenTov, Chairman, Chief Executive Officer         9,375 (7)          *
                      and President
---------------------------------------------------------------------------------------------------------
Common                Rabin Dhoble, Director                                       -              *
---------------------------------------------------------------------------------------------------------
Common                Richard D. Falcone, (8) former Chief Financial          25,500             1.1%
                      Officer
---------------------------------------------------------------------------------------------------------
COMMON                ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP         85,876 (9)         3.6%
                      (6 PERSONS)
---------------------------------------------------------------------------------------------------------

(1) As used in the tables above, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is deemed to have "beneficial ownership" of any security that such person has a right to acquire within 60 days of March 31, 2006. Any security that any person named above has the right to acquire within 60 days is deemed to be outstanding for purposes of calculating the ownership of such person but is not deemed to be outstanding for purposes of calculating the ownership percentage of any other person. Unless otherwise noted, the company believes each person listed has the sole power to vote, or direct the voting of, and power to dispose, or direct the disposition of, all such shares. The table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission.

(2) Helios & Matheson Information Technology, Ltd.'s, principal executive offices are located at #9 Nungambakkam High Road, Chennai 600034 India.

(3) Consists of (i) 117,473 shares of Common Stock and (ii) 2,917 shares of Common Stock issuable upon exercise of currently exercisable options. Mr. Welling's address is 31 Winding Brook Way, Edison, NJ 08820.

(4) Consists of: (i) 13,351 shares owned by a corporation of which Mr. Miller serves as an officer and a director, over which Mr. Miller may be deemed to have voting and/or investment power and of which Mr. Miller disclaims beneficial ownership, (ii) 19,775 shares of Common Stock held by Mr. Miller, and (iii) 5,000 shares of Common Stock issuable upon exercise of currently exercisable options.

(5) Consists of: (i) 10,000 of Common Stock held by Mr. Battat, and (ii) 11,750 shares of Common Stock issuable upon exercise of currently exercisable options.

(6) Consists of: (i) 875 shares of Common Stock over which Mr. Mukamal exercises investment power, (ii) 10,000 shares of Common Stock held by Mr. Mukamal, and (iii) 5,750 shares of Common Stock issuable upon exercise of currently exercisable options.

(7) Consists of 9,375 shares of Common Stock issuable upon exercise of currently exercisable options.

(8) Mr. Falcone is the former Chief Financial Officer and resigned in February 2006.

(9) Includes 31,875 shares of Common Stock issuable upon exercise of currently exercisable options.

*     Indicates less than 1%.



EQUITY COMPENSATION PLAN INFORMATION

         The information presented in the table below is as of December 31, 2005.


----------------------------------------------------------------------------------------------------
                                                                            NUMBER OF SECURITIES
                             NUMBER OF SECURITIES                         REMAINING AVAILABLE FOR
                                 TO BE ISSUED        WEIGHTED-AVERAGE      FUTURE ISSUANCE UNDER
                               UPON EXERCISE OF      EXERCISE PRICE OF   EQUITY COMPENSATION PLANS
PLAN                         OUTSTANDING OPTIONS,  OUTSTANDING OPTIONS,    (EXCLUDING SECURITIES
CATEGORY                     WARRANTS AND RIGHTS    WARRANTS AND RIGHTS  REFLECTED IN COLUMN (A))
--------                     -------------------    -------------------  -------------------------
                                    ( a )                  ( b )                   ( c )
----------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security
holders                            206,093                 $4.36                  910,218
----------------------------------------------------------------------------------------------------
Equity compensation plans             0                    $0.00                     0
not approved by security
holders
----------------------------------------------------------------------------------------------------
Total                              206,093                 $4.36                  910,218
----------------------------------------------------------------------------------------------------



         On March 30, 2006, Shmuel BenTov, his wife, Ronit BenTov, and his sons, Jonthan BenTov and Yaneev BenTov, (collectively the "Sellers") entered into a Stock Purchase Agreement with Helios & Matheson Information Technology Ltd. ("H&M"), pursuant to which H&M purchased an aggregate of 1,024,697 shares of common stock ("Common Stock") of the Company from the Sellers.

         Based upon 2,382,301 shares of common stock outstanding as of March 30, 2006, the 1,024,697 shares of Common Stock acquired by H&M represent 43.0% of the issued and outstanding voting securities of the Company. To the Company's knowledge, H&M does not beneficially own directly or indirectly any other shares of Common Stock of the Company. The Company understands that H&M currently intends to request the appointment or nomination of a majority of directors to the Board of Directors of the Company. However, there are no current arrangements or understandings between the Company and H&M regarding the resignation, appointment or nomination of directors or the appointment, resignation or removal of any officer of the Company. H&M has no contractual rights to appoint directors or officers of the Company or to cause the resignation of any existing directors or officers of the Company. As the holder of 43.0% of the Company's outstanding voting securities, H&M will have significant influence on matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

         H&M agreed to pay an aggregate of Eight Million Seven Hundred Fifty Thousand United States Dollars (USD $8,750,000) as consideration for the purchase of the 1,024,697 shares. H&M paid an aggregate of $3,400,000 upon closing (the "Closing") and entered into a promissory note in the principal amount of $5,350,000 payable to the Sellers, as follows:

         o First Payment (the "First Note Installment") of Three Hundred Fifty Thousand Dollars ($350,000), plus interest thereon, within Six (6) months of the Closing;

         o Second Payment (the "Second Note Installment") of Two Million Five Hundred Thousand Dollars ($2,500,000), plus interest thereon, on the first anniversary of the Closing; and

         o Third Payment (the "Third Note Installment") of Two Million Five Hundred Thousand Dollars ($2,500,000), plus interest thereon, on the second anniversary of the Closing. The Second Note Installment and the Third Note Installment are referred to collectively as the "Deferred Payments".

         The promissory note bears interest at the rate of 8.5%. Mr. BenTov is currently employed as the Chief Executive Officer and President of the Company pursuant to an employment agreement dated as of December 1, 2005 (the "Employment Agreement"). In the event of a termination of Mr. BenTov's employment by the Company for "Cause" (as defined in the Employment Agreement) or voluntary termination by Mr. BenTov without "Good Reason" (as defined in the Employment Agreement), H&M's obligation to pay any unpaid Deferred Payments shall terminate. In the event of the termination of Mr. BenTov's employment by the Company without "Cause" or termination by Mr. BenTov with "Good Reason", H&M's obligation to pay the Deferred Payments shall continue.

         In addition, H&M has agreed to pay certain earn-out payments ("Earn-Out Payments") as additional consideration for the purchase of the shares of Common Stock as follows:

         o a cash payment equal to 35% of the EBTDA (Earnings before Taxes, Depreciation and Amortization) of TACT for the period beginning April 1, 2006 and ending March 31, 2007; and

         o a cash payment equal to 35% of the EBTDA of TACT for the period beginning April 1, 2007 and ending March 31, 2008;

         In the event of a termination of Mr. BenTov's employment by the Company for Cause or voluntary termination by Mr. BenTov without Good Reason, H&M's obligation to pay any unpaid Earn-Out Payments shall terminate. In the event of the termination of Mr. BenTov's employment by the Company without Cause or termination by Mr. BenTov with Good Reason, H&M's obligation to pay the Earn-Out Payments shall continue.

         If Mr. BenTov voluntarily terminates his employment with the Company other than for Good Reason prior to March 31, 2007, H&M's obligation to pay any Deferred Payments terminates and Sellers must repurchase, at H&M's election, the 1,024,697 shares of Common Stock for an aggregate purchase price equal to the amount of all payments received by Sellers from H&M as of the date of such voluntary termination. If Mr. BenTov voluntarily terminates his employment with the Company other than for Good Reason during the period commencing on April 1, 2007 and ending on March 31, 2008, then Sellers must return the Second Note Installment to H&M.

         On March 30, 2006, the Sellers and H&M also entered into a Stock Pledge Agreement, pursuant to which H&M pledged to Sellers the 1,024,697 shares of Common Stock as security for the payment of the Second Note Installment and the Third Note Installment. Certificates representing such shares will be registered in the name of H&M and held by a mutually agreed upon third party pursuant to the terms of the Stock Pledge Agreement.

         In the Stock Purchase Agreement, H&M and the Sellers agreed that H&M shall not, and shall cause the Company not to, engage in a "Change in Control" (as defined in the Stock Purchase Agreement) without the consent of Mr. BenTov, which consent shall not be unreasonably withheld. For purposes of the Stock Purchase Agreement, a "Change in Control" will be defined as (i) the sale or transfer prior to payment of Deferred Payments of more than 51% of the shares of Company's Common Stock held by H&M, (ii) the sale or transfer prior to the payment of the Deferred Payments of more than 51% of the shares held by any and all parties in the H&M to another person or entity in one or a series of transactions, or (iii) the sale prior to payment of Deferred Payments of more than 50% of the assets of H&M or the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company presently employs Victoria BenTov, the sister of the Chief Executive Officer and President, as a billable consultant at an annual salary of $140,000.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         In accordance with the SEC's rules requiring the Audit Committee to pre-approve all audit and non-audit services provided by our independent auditor, the Audit Committee has adopted a formal policy on auditor independence requiring the approval of the Audit Committee of all professional services rendered by our independent auditor prior to the commencement of the specified services. The Audit Committee approved all services performed by independent auditor and all fees of independent auditor in fiscal year 2005 in accordance with our formal policy on auditor independence.

AUDIT FEES

         For the year ended December 31, 2005, the aggregate fees paid or expected to be paid to Mercadien P.C. for the audit of the Company's financial statements for such year and the review of the Company's interim financial statements was $143,000.

         During the year ended December 31, 2004, there were no fees paid to Mercadien P.C. for the audit of the Company's financial statements for such year and the review of the Company's interim financial statements.

         During the year ended December 31, 2005, there were no fees paid to Grant Thornton LLP for the audit of the Company's financial statements for such year and the review of the Company's interim financial statements.

         For the year ended December 31, 2004, the aggregate fees paid or expected to be paid to Grant Thornton, LLP for the audit of the Company's financial statements for such years and the review of the Company's interim financial statements was $242,000.

AUDIT RELATED FEES

         For the year ended December 31, 2005, the Company paid Mercadien P.C. aggregate fees of $3,200 for audit related services rendered in connection with acquisition activities.

         During the year ended December 31, 2004, there were no audit related fees paid to Mercadien P.C.

         During the year ended December 31, 2005, there were no audit related fees paid to Grant Thornton LLP.

         For the year ended December 31, 2004, the Company paid Grant Thornton LLP aggregate fees of $26,000 for audit related services rendered in connection with acquisition activities.

TAX FEES

         During the year ended December 31, 2005 and 2004, there were no tax compliance, tax advice and tax planning service fees paid to Mercadien P.C.

         For the years ended December 31, 2005 and 2004, the aggregate fees paid or expected to be paid to Grant Thornton LLP for tax compliance, tax advice and tax planning services were $43,000 and $45,000, respectively.

ALL OTHER FEES

         During the years ended December 31, 2005 and 2004, there were no fees paid to Mercadien P.C. for professional services other than audit, audit-related and tax.

         For the year ended December 31, 2005, the Company paid Grant Thornton LLP aggregate fees of $45,000 for professional services other than audit, audit-related and tax.

         During the year ended December 31, 2004, there were no fees paid to Grant Thornton LLP for professional services other than audit, audit-related and tax.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3)  Listing of Exhibits

Exhibit
Number         Description of Exhibits
------         -----------------------

 31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

 31.2          Certification of Principal Financial Officer pursuant to
               Section 302 of Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE A CONSULTING TEAM, INC.


                                             By:   /s/ Shmuel BenTov
                                                   ---------------------------
                                                      Shmuel BenTov,
                                                      Chief Executive Officer
                                                      Date: April 28, 2006

                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibits
------         -----------------------


   31.1        Certification of Chief Executive Officer pursuant to
               Section 302 of Sarbanes-Oxley Act of 2002.

   31.2        Certification of Principal Financial Officer pursuant to
               Section 302 of Sarbanes-Oxley Act of 2002.