Form 10-Q
period 2006-03-31
A CONSULTING TEAM INC
filed 2006-05-15
CIK 1040792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 126-2 of the Exchange Act.

(Check one):   Large accelerated filer / /       Accelerated filer / /       Non-accelerated filer /X/

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act) Yes___ No X

As of May 11, 2006, there were 2,382,301 shares of Common Stock, $.01 par value per share, outstanding.

                           THE A CONSULTING TEAM, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION.............................................................................................3

   ITEM 1. FINANCIAL STATEMENTS...........................................................................................3
      Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005....................................3
      Condensed Consolidated Statement of Operations for the three months ended March 31, 2006 and 2005...................4
      Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2006 and 2005...................5
      Notes to Condensed Consolidated Financial Statements................................................................6
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................11
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................................18
   ITEM 4.  CONTROLS AND PROCEDURES......................................................................................18

PART II. OTHER INFORMATION...............................................................................................18

   ITEM 1.  LEGAL PROCEEDINGS............................................................................................18
   ITEM 1A.  RISK  FACTORS...............................................................................................18
   ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..................................................18
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..............................................................................19
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................................19
   ITEM 5.  OTHER INFORMATION............................................................................................19
   ITEM 6.  EXHIBITS.....................................................................................................19

SIGNATURES...............................................................................................................21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           THE A CONSULTING TEAM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          MARCH 31,               DECEMBER 31,
                                                                                             2006                     2005
                                                                                         -----------             -------------
ASSETS                                                                                   (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                           $  1,787,417             $  2,156,867
     Accounts receivable- less allowance for doubtful accounts of $229,715 at
     March 31, 2006, and  $320,804 at December 31, 2005                                    4,156,6010                3,918,371
     Unbilled receivables                                                                     681,805                  434,563
     Prepaid expenses and other current assets                                                157,825                  160,414
                                                                                         ------------            -------------
          Total current assets                                                              6,783,648                6,670,214
     Investment, net                                                                           87,059                   87,059
     Property and equipment, net                                                              481,521                  480,845
     Goodwill                                                                               1,140,964                1,140,964
     Deposits and other assets                                                                111,561                  114,363
                                                                                         ------------            -------------
          Total assets                                                                   $  8,604,753            $   8,493,444
                                                                                         ============            =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                               $  1,929,929             $  1,764,647
     Capital lease obligation                                                                 290,517                  290,517
     Deferred revenue                                                                         250,169                  220,005
     Current portion of long-term debt                                                          9,876                   13,479
                                                                                         ------------            -------------
          Total current liabilities                                                         2,480,491                2,288,648
SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares
     issued and outstanding as of March 31, 2006, and December 31, 2005                             -                        -
     Common stock, $.01 par value; 30,000,000 shares authorized; 2,382,301 issued and outstanding as of March 31, 2006; 2,361,333 issued and
     outstanding as of December 31, 2005                                                       23,823                   23,614

     Paid-in capital                                                                       34,522,951               34,462,262
     Accumulated other comprehensive loss - foreign currency translation                       (5,092)                  (2,927)
     Accumulated deficit                                                                  (28,417,420)             (28,278,152)
                                                                                         ------------            -------------
     Total shareholders' equity                                                             6,124,262                6,204,797
                                                                                         ------------            -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $8,604,753               $8,493,444
                                                                                         ============            =============

     See accompanying notes to condensed consolidated financial statements.

                      THE A CONSULTING TEAM, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                             -------------------------------
                                                                                2006                2005
                                                                             -----------          ----------
                                                                             (unaudited)         (unaudited)
REVENUES                                                                     $5,910,653          $6,115,110
Cost of revenues                                                              4,298,776           4,240,279
                                                                             ----------          ----------
Gross profit                                                                  1,611,877           1,874,831
OPERATING EXPENSES:
Selling, general & administrative                                             1,715,545           2,071,411
Depreciation & amortization                                                      36,684              60,189
                                                                             ----------          ----------
                                                                              1,752,229           2,131,601
                                                                             ----------          ----------
Loss from operations                                                           (140,352)           (256,770)
OTHER INCOME(EXPENSE):
Interest income-net                                                               5,784               3,447
                                                                             ----------          ----------
                                                                                  5,784               3,447
                                                                             ----------          ----------
LOSS BEFORE INCOME TAXES                                                       (134,568)           (253,323)
Provision for income taxes                                                        4,700               5,921
                                                                             ----------          ----------
NET LOSS                                                                       (139,268)           (259,244)
Other comprehensive loss - foreign currency adjustment                           (2,165)                  -
                                                                             ----------          ----------
Comprehensive loss                                                           $ (141,433)         $ (259,244)
                                                                             ==========          ==========

Net loss per share
     Basic and diluted                                                       $    (0.06)         $    (0.12)
                                                                             ==========          ==========

     See accompanying notes to condensed consolidated financial statements.

                      THE A CONSULTING TEAM, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                       2006                  2005
                                                                                   -----------            -----------
                                                                                    (unaudited)           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                           $  (139,268)           $  (259,244)
Adjustments to reconcile net loss to net cash
   used in operating activities, net of acquired assets:
     Depreciation and amortization                                                      36,684                 60,189
     Deferred income taxes                                                                   -                 (5,625)
     Provision for doubtful accounts                                                    36,706                      -
     Stock based compensation                                                           31,695                      -
     Amortization of deferred financing cost                                                 -                  3,000
     Changes in operating assets and liabilities:
          Accounts receivable                                                         (274,936)              (656,671)
          Unbilled receivables                                                        (247,242)              (113,800)
          Prepaid expenses and other current assets                                      2,590               (114,458)
          Accounts payable and accrued expenses                                        165,282                188,754
          Deferred revenue                                                              30,164                      -
          Current portion of long-term debt                                             (3,603)                     -
                                                                                   -----------            -----------
Net cash used in operating activities                                                 (361,928)              (897,854)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                     (37,360)                (4,340)
Investments and advances                                                                     -                (32,573)
Deposits                                                                                 2,802                      -
                                                                                   -----------            -----------
Net cash used in investing activities                                                  (34,558)               (36,913)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from conversion of stock options                                               29,203                130,001
Dividend paid to Preferred Shareholders                                                      -                (13,498)
Repayment of long-term debt                                                                  -               (218,246)
                                                                                   -----------            -----------
Net cash provided by (used in) financing activities                                     29,203               (101,743)
                                                                                   -----------            -----------
Effect of foreign currency exchange rate changes on cash and cash equivalents           (2,165)                     -
                                                                                   -----------            -----------
Net decrease in cash and cash equivalents                                             (369,450)            (1,036,510)
Cash and cash equivalents at beginning of period                                     2,156,867              2,493,104
                                                                                   -----------            -----------
Cash and cash equivalents at end of period                                         $ 1,787,417            $ 1,456,594
                                                                                   ===========            ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                           $     1,996                  $ 546
                                                                                   ===========            ===========

Cash paid during the period for income taxes                                       $    18,574            $    11,546
                                                                                   ===========            ===========


      See accompanying notes to condensed consolidated financial statements

                           THE A CONSULTING TEAM, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1) GENERAL:

         These financial statements should be read in conjunction with The A Consulting Team, Inc.'s (the "Company") Form 10-K for the year ended December 31, 2005 filed with the SEC, and the accompanying financial statements and related notes thereto. Except for the accounting for stock based compensation, the accounting policies used in preparing these financial statements are the same as those described in the Company's Form 10-K for the year ended December 31, 2005.


2) INTERIM FINANCIAL STATEMENTS:

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 2006 and the consolidated results of operations for the three months ended March 31, 2006 and 2005, and cash flows for the three months ended March 31, 2006 and 2005.

         The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America, for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Form 10-K filed by the Company for the year ended December 31, 2005.

         The consolidated results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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


3) STOCK BASED COMPENSATION:

         At March 31, 2006, the Company has a stock based compensation plan, which is described as follows:

         The Company adopted a Stock Option Plan (the "Plan") that provides for the grant of stock options that are either "incentive" or "non-qualified" for federal income tax purposes. The Plan provided for the issuance of up to a maximum of 150,000 shares of common stock. On May 27, 1998, the shareholders approved and ratified an increase to the Plan from 150,000 to 225,000 shares of common stock, on May 24, 2001, the shareholders approved and ratified an increase to the Plan from 225,000 to 300,000 shares of common stock, and on July 26, 2005, the shareholders approved and ratified an increase to the plan from 300,000 to 1,200,000 shares of common stock (subject to adjustment pursuant to customary anti-dilution provisions). Stock options generally vest over a period between one to four years.

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

         Stock options, subject to certain restrictions, may be exercisable any time after full vesting for a period not to exceed ten years from the date of grant and terminate in connection with the termination of employment. Such period is to be established by the Company in its discretion on the date of grant.

         In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share Based Payment (Statement 123 (R) ). This Statement requires that the costs of employee share based payments be measured at fair value on the awards' grant date using an option-pricing model and recognized in the financial statements over the requisite service period. This Statement does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants SOP 93-6, "Employer's Accounting for Employee Stock Ownership Plans." Statement 123 (R) supersedes Opinion 25, Accounting for Stock Issued to Employees and its related interpretations, and eliminates the alternative to use Opinion 25's intrinsic value method of accounting, which the Company used through December 31, 2005. Statement 123 (R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123 (R). The second method is the modified retrospective application, which requires that the Company restates prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. Effective January 1, 2006, the Company adopted the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123 (R). For the three months ended March 31, 2006, the Company recorded stock based compensation expense under the provisions of Statement 123 (R) of $31,695.

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (R) to stock based compensation for the three months ended March 31, 2005:

                                                      THREE MONTHS
                                                      ENDED MARCH 31,
                                                           2005
                                                     ----------------
Net loss                                                  $ (259,000)
Preferred dividend                                            (7,000)
                                                          ----------
Net loss available to
    common stockholders                                     (266,000)
Deduct:
Total stock based compensation
    expense determined under fair
    value based method for all awards                         (1,000)
                                                          -----------
    Pro forma net loss                                    $ (267,000)
                                                          ===========

Earnings per share:
    Basic and Diluted - as reported                          $ (0.12)
                                                          ===========

    Basic - as pro forma                                     $ (0.12)
                                                          ===========

    Diluted - as pro forma                                   $ (0.12)
                                                          ===========

         The fair value of options at the date of grant was calculated in 2006 and estimated in 2005 using the Black-Scholes model with the following assumptions:

                                               THREE MONTHS ENDED MARCH 31,
                                                 2006               2005
                                                ------             ------
Expected life (years)                            4.00               4.00
Risk free interest rate                          4.50 %             4.50 %
Expected volatility                              0.91               0.95
Expected dividend yield                          0.00               0.00
Weighted average fair value per option          $2.91              $4.83

         Information with respect to options under the Company's Plan is as follows:


                                                                 WEIGHTED
                                               NUMBER OF          AVERAGE
                                                 SHARES        EXERCISE PRICE
                                               ---------       --------------
Balance - December 31, 2005                     206,093             $4.36
     Granted during 2006                         15,250              4.29
     Exercised during 2006                      (20,968)             1.39
     Forfeitures during 2006                    (16,719)             4.06
                                               --------
Balance - March 31, 2006                        183,656             $4.72
                                               ========


         The following table summarizes the status of the stock options outstanding and exercisable at March 31, 2006:

                            STOCK OPTIONS OUTSTANDING
-------------------------------------------------------------------------------------------------
                                                                                      NUMBER OF
                           WEIGHTED                             WEIGHTED-               STOCK
  EXERCISE PRICE            AVERAGE          NUMBER OF          REMAINING              OPTIONS
       RANGE            EXERCISE PRICE        OPTIONS        CONTRACTUAL LIFE        EXERCISABLE
  --------------        --------------       ---------       ----------------        -----------
   $0.00 - $4.80            $3.181            117,281          5.2 years               70,062
   $4.80 - $9.60            $5.904             56,625          3.5 years               16,125
  $9.60 - $14.40            $9.620                750          4.3 years                  750
  $14.40 - $19.20           $15.504             8,000          3.7 years                8,000
  $24.00 - $28.80           $28.000               500          2.8 years                  500
  $28.80 - $33.60           $30.000               500          2.5 years                  500
                                             --------                                 -------
                                              183,656                                  95,937
                                             ========                                 =======


         At March 31, 2006, 95,937 were exercisable with a weighted average exercise price of $4.86.

4) NET LOSS PER SHARE:


         The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2006 and 2005.

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                              ---------------------------
                                                                2006                2005
                                                             ----------          ----------
NUMERATOR FOR BASIC NET LOSS PER SHARE
     Net loss                                                $ (139,268)         $ (259,244)
     Preferred dividend                                               -               6,602
                                                             ----------          ----------
     Net loss available to
       common stockholders                                   $ (139,268)         $ (265,846)
                                                             ==========          ==========

NUMERATOR FOR DILUTED NET LOSS PER SHARE
     Net loss available to common
     stockholders & assumed conversion                       $ (139,268)         $ (265,846)
                                                             ==========          ==========

DENOMINATOR:
     Denominator for basic loss
     per share - weighted-average shares                      2,375,294           2,143,583
                                                             ==========          ==========

     Effect of dilutive securities:
     Preferred shares                                                 -                   -
     Employee stock options                                           -                   -
                                                             ----------          ----------
     Denominator for diluted earnings loss per
        share - adjusted weighted-average shares              2,375,294           2,143,583
                                                             ==========          ==========

BASIC AND DILUTED EARNINGS LOSS PER SHARE:
     Net loss                                                $    (0.06)         $    (0.12)
                                                             ==========          ==========


         During the three months ended March 31, 2006, all options and warrants outstanding were excluded from the computation of net loss per share because the effect would be antidilutive. During the three months ended March 31, 2005, all preferred shares, options and warrants outstanding were excluded from the computation of net loss per share because the effect would have been antidilutive.


5) CONCENTRATION OF CREDIT RISK:

         The revenues of three customers represented approximately 15%, 14% and 14% of the revenues for the three months ended March 31, 2006. The revenues of three customers represented approximately 19%, 18% and 12% of revenues for the same period in 2005.


6) CREDIT ARRANGEMENT:

         The Company has a line of credit of $4.0 million with Keltic Financial Partners, LP, (Keltic) based on the Company's eligible accounts receivable balances. The line of credit has certain financial covenants, which the Company must meet on a quarterly basis. There was no outstanding balance at March 31, 2006 and December 31, 2005. On March 23,

2004, the line of credit was amended and restated to include the following: an extension to June 2007, the removal of the guarantee of the Chief Executive Officer and less restrictive financial covenants. On March 23, 2005, the agreement was restated and amended, again. Included in the restated and amended agreement is a waiver to certain financial covenants that the Company failed to comply with in the first quarter ending March 31, 2005. The Company failed to comply with these covenants for the second and third quarters ending June 30 and September 30, 2005, respectively. Accordingly, a waiver was obtained from Keltic. On December 1, 2005, the agreement was further amended to reset the EBITDA covenant effective October 1, 2005. On March 28, 2006, the agreement was further amended to allow Mr. Shmuel BenTov and his family to sell their stock ownership in TACT to Helios and Matheson Information Technology Ltd. ("H&M") and to waive the default provision that required Mr. BenTov's ownership in TACT's outstanding shares not to fall below a level of 10%. The Company failed to comply with the amended EBITDA covenant for the first quarter ending March 31, 2006 and a waiver was obtained from Keltic. The line of credit bears interest at a variable rate based on prime plus 1.75% and the rate was 9.5% at March 31, 2006.

         The Company is prohibited from paying dividends on its common stock due to restrictions under the restated and amended Loan and Security Agreement with Keltic Financial Partners, L.P. Keltic has consented to the payment of dividends on the Series A and Series B Preferred Stock, provided an event of default does not exist.

         The Series A and Series B Preferred Stock was fully converted into common stock during 2005. As a result, there are no outstanding shares of Series A or Series B Preferred Stock as of March 31, 2006 and December 31, 2005, respectively.


7) CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         The Company has the following commitment as of March 31, 2006, which is comprised of a long term obligation of an automobile loan, a capital lease obligation and an operating lease obligation as well. The automobile loan is payable in monthly installments of $1,262 including interest at 6%. One of the Company's subsidiaries, T3 Media, which ceased operations in 2001, had entered into a series of capital lease obligations, which the Company had guaranteed. The Company continues the process of negotiating buy-outs on these leases. The Company has two operating leases for its corporate headquarters located in New York and its branch office in New Jersey.


         The Company's commitments at March 31, 2006, are comprised of the following:

      CONTRACTUAL OBLIGATIONS                                        PAYMENTS DUE BY PERIOD
                                           -------------------------------------------------------------------------
                                                             LESS THAN 1       1 - 3         3 - 5         MORE THAN
                                               TOTAL            YEAR           YEARS         YEARS         5 YEARS
--------------------------------------------------------------------------------------------------------------------
LONG TERM OBLIGATIONS
Automobile Loan                            $     9,876      $    9,876       $       -       $   -         $   -
Employment Contracts  (1)                    1,080,000         525,000         555,000           -             -
--------------------------------------------------------------------------------------------------------------------
CAPITAL LEASE OBLIGATIONS
Capital Lease - Short Term                     290,517         290,517               -           -             -
--------------------------------------------------------------------------------------------------------------------
OPERTATING LEASES
Rent - Office Space - NY/NJ                    422,597         308,663         113,934           -             -
--------------------------------------------------------------------------------------------------------------------
TOTAL                                      $ 1,802,990      $1,134,056       $ 668,934       $   -         $   -
--------------------------------------------------------------------------------------------------------------------

(1) The Company's Contractual Obligations for Employment Contracts has been adjusted to reflect the employment agreement with Mr. Salvatore M. Quadrino, who is employed as Chief Financial Officer, effective May 1, 2006 and the extension of the expiration date of employment agreement with Mr. Shmuel BenTov, the Company's President and Chief Executive Officer, from December 31, 2007 to March 31, 2008.

         As of March 31, 2006, the Company does not have any "Off Balance Sheet Arrangements".

8) SUBSEQUENT EVENTS

         On May 1, 2006, the Company and Mr. Shmuel BenTov, the Company's President and Chief Executive Officer, agreed to extend the expiration date of Mr. BenTov's current employment agreement from December 31, 2007 until March 31, 2008. No other terms of the employment agreement were amended or modified.

         On April 26, 2006, the Company entered into an employment agreement with Mr. Salvatore M. Quadrino (the "2006 Quadrino Employment Agreement") whereby Mr. Quadrino is employed as Chief Financial Officer. The 2006 Quadrino Employment Agreement is effective as of May 1, 2006, has a term of two (2) years, and shall automatically renew for subsequent one-year terms, unless and until terminated by either party upon 30 days notice. The 2006 Quadrino Employment Agreement provides Mr. Quadrino with an initial annual base salary of $180,000, an annual bonus at discretion of the Board of Directors, participation in the Company's stock option plan with an initial grant of 20,000 options to purchase shares in the Company's stock and the use of a Company automobile. The 2006 Quadrino Employment Agreement provides that during the initial term of the Agreement in the event of termination by the Company without cause, death or disability or by Mr. Quadrino for sufficient reason, as defined in the Agreement, Mr. Quadrino will receive a severance allowance in an amount equal to twelve (12) months of Mr. Quadrino's then current base salary and all granted options become vested and exercisable. After the initial term of the 2006 Quadrino Agreement in the event of termination by the Company without cause, death or disability or by Mr. Quadrino for sufficient reason, as defined in the 2006 Quadrino Agreement, Mr. Quadrino will receive a severance allowance in an amount equal to six (6) months of Mr. Quadrino's then current base salary. The agreement includes a one-year non-compete covenant commencing on termination of employment.



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

         When TACT is engaged by its clients to implement IT solutions or services it uses its Smart Approach. TACT's Smart Approach is a leading edge set of end-to-end solutions and services that include Strategy, Methodology, Architecture, Resources and Tools. The Strategy is developed together with the client to ensure that the client's goals and objectives are met. The Methodology is a Tried and True TACT Methodology that is followed in order to implement the Strategy. The solutions and services are built on a robust Architecture, utilize highly qualified TACT Resources and exploits best-of-breed Tools.

         TACT is an end-to-end IT solutions and services provider focused on leveraging existing systems and data. The Company's goal is to empower customers through the utilization of technology to reduce costs, improve services and increase revenues. The Company delivers migrations and conversions of legacy systems, web enablement of existing systems, custom development, performance optimization, migrations and conversions, outsourcing, strategic sourcing and enterprise wide IT consulting, and software solutions. In addition, TACT established TACT Global Services Private Limited (TGS), an offshore subsidiary, in order to enhance its offshore presence in its continuing effort to stay competitive in the industry. Growth in IT services has become more price competitive. The Company's ability to blend more offshore work into its pricing will allow it to be more price competitive.

         Rapid technological advance, and the wide acceptance and use of the Internet as a driving force in commerce, accelerated the growth of the IT industry through 2001. These advances included more powerful and less expensive computer technology, the transition from predominantly centralized mainframe computer systems to open and distributed computing environments and the advent of capabilities such as relational databases, imaging, software development productivity tools, and web-enabled software. These advances expanded the benefits that users can derive from computer-based information systems and improved the price-to-performance ratios of such systems. As a result, an increasing number of companies were employing IT in new ways, often to gain competitive advantages in the marketplace, and IT services have become an essential component of their long-term growth strategies. The same advances that have enhanced the benefits of computer systems rendered the development and implementation of such systems increasingly complex. In addition, there was a shortage of IT consultants qualified to support these systems. Accordingly, organizations turned to external IT services organizations such as TACT to develop, support and enhance their internal IT systems. However, during 2002 and continuing into 2003 there was a slowdown in IT spending coincident with the general economic slowdown. This resulted in revenue decreases at many IT service companies, however, IT spending increased in 2004 and this trend continued throughout 2005. During the first quarter of 2006, the Company experienced a delay in the start of projects from existing customers. Also, the Company continued to expand its sales and recruiting function in its effort to further increase its revenues in both the short-term and long-term. During the first quarter of 2006, the Company was unable to significantly grow revenues from these efforts.

         Over 73% of the Company's consulting services revenues were generated from the hourly billing of its consultants' services to its clients under time and materials engagements, with the remainder generated under fixed-price engagements for the first quarter of 2006. The Company has established standard-billing guidelines for consulting services based on the type of service offered. Actual billing rates are determined on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a semi-monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.

         The Company has also generated revenues by selling software licenses. In addition to initial software license fees, the Company also derives revenues from the annual renewal of software licenses. Revenues from the sale of software licenses are recognized upon delivery of the software to a customer, because future obligations associated with such revenue are insignificant. The revenue from the sales of software is ancillary to the Company's total revenues.

         The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company's operating performance is primarily based upon billing margins (billable hourly rate less the consultant's hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). Gross margins improved through 2005, primarily due to improved utilization rates and decreases in consultant costs. During the first quarter of 2006, while utilization rates remained relatively constant, gross margin decreased. The decrease in gross margin was attributable to a change in the mix of time and material work to fixed price projects due to the completion of two major fixed price contracts at the end of 2005 and the increased salary costs of consultants. Large portions of the Company's engagements are on a time and materials basis. While most of the Company's engagements allow for periodic price adjustments to address, among other things, increases in consultant costs, during 2003, 2004, 2005 and into 2006 clients have been adverse to accepting cost increases. TACT also actively manages its personnel utilization rates by constantly monitoring project requirements and timetables. Through the Company's cost containment and work force rationalization efforts TACT's utilization rates began to improve in the second half of 2001 and continued through 2005. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in TACT's training programs in order to expand their technical skill sets. TACT carefully monitors consultants that are not utilized and has established guidelines for the amount of non-billing time that it allows before a consultant is terminated.

         On July 19, 2002, the Company, acquired all of the common stock of International Object Technology, Inc. (IOT) for a combination of deferred cash consideration of $650,000 and 317,500 shares of TACT unregistered Common Stock, which has been retroactively adjusted to reflect the one-for-four reverse stock split that occurred on January 7, 2004 and was valued at $635,000. The acquisition of IOT was accounted for using the purchase method of accounting. Accordingly, the results of operations of IOT are included in the Company's consolidated results of operation from the date of acquisition. The purchase price of the acquisition exceeded the fair market value of the net assets acquired, resulting in the recording of goodwill of $1,181,520 (subsequently adjusted to $1,140,964) and other identifiable intangibles of $312,000 with the identifiable intangible assets being amortized over a three year period on a straight line basis. These intangible assets were fully amortized during 2005. IOT was a privately owned, professional services firm that provided data management and business intelligence solutions, technology consulting and project management services. During the first quarter of 2006, IOT's operations have been fully integrated into TACT.

         On April 11, 2005, the Company completed an investment in an offshore joint venture, TACT Global Services Private Limited (TGS), in the amount of $250,000, which represented approximately a 68% ownership. A minority partner invested $100,000 for the remaining 32% ownership. In September 2005, the Company increased its ownership to 100% by purchasing the minority partners investment for $100,000. The Company has consolidated the results of TGS in its financial statements for the period from September 2005 to March 31, 2006, and recorded the Company's proportionate ownership share of the results of TGS from April 11, 2005 to September 2005.

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

RESULTS OF OPERATIONS

         The following table sets forth the percentage of revenues of certain items included in the Company's Statements of Operations:

                                               THREE MONTHS ENDED
                                                   MARCH 31,
                                      -------------------------------------
                                           2006                 2005
                                      ----------------    -----------------
REVENUES                                       100.0%               100.0%
COST OF REVENUES                                72.7%                69.3%
                                      ----------------    -----------------
GROSS PROFIT                                    27.3%                30.7%
OPERATING EXPENSES                              29.6%                34.9%
                                      ----------------    -----------------
LOSS FROM OPERATIONS                          ( 2.3)%              ( 4.2)%
                                      ----------------    -----------------
NET LOSS                                      ( 2.4)%              ( 4.2)%
                                      ================    =================


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2006 TO THE THREE MONTHS ENDED MARCH 31, 2005

         REVENUES. Revenues of the Company decreased by $204,000, or 3.3%, from $6.1 million for the three months ended March 31, 2005 to $5.9 million for the three months ended March 31, 2006. The decrease was primarily attributable to the timing of replacing projects that were completed in the fourth quarter of 2005. The revenues of three customers represented approximately 15%, 14% and 14% of the revenues for the three months ended March 31, 2006. The revenues of three customers represented 19%, 18% and 12% of revenues for the same period in 2005.

         GROSS PROFIT. The gross profit for the three months ended March 31, 2006 decreased by $263,000, or 14%, from $1.9 million in the first quarter of 2005 to $1.6 million in the first quarter of 2006. As a percentage of total revenues, gross margin for the quarter decreased from 30.7% in 2005 to 27.3% in 2006. The decrease in gross margin percentage was attributable to a change in the mix of time and material work to fixed price projects due to the completion of two major fixed price contracts at the end of 2005 and the increased salary costs of consultants, which the Company was not able to pass along to its clients.

         OPERATING EXPENSES. Operating expenses are comprised of Selling, General and Administrative ("SG&A") expenses and depreciation and amortization. After adjusting for $545,000 of expenses in the first quarter of 2005 related to the terminated transaction with Vanguard, operating expenses increased by $166,000, or 10.4%, from $1.6 million in the first quarter of 2005 to $1.8 million in the first quarter of 2006. The increase in operating expenses was primarily due to an increase in payroll and related costs associated with increased marketing and sales efforts. Depreciation and amortization expenses decreased $23,000 or 39.1% from $60,000 to $37,000 in 2005 and 2006, respectively as a result of the IOT intangible assets becoming fully amortized in 2005.

         TAXES.   Taxes decreased $1,200 from $5,900 in the first quarter of
2005 to $4,700 in the first quarter of 2006.

         NET LOSS. As a result of the above, the Company had a net loss of $139,000 or $0.06 per basic and diluted share in the first quarter of 2006 compared to a net loss of $259,000 or $0.12 per basic and diluted share in the first quarter 2005.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a line of credit of $4.0 million with Keltic Financial Partners, LP, (Keltic) based on the Company's eligible accounts receivable balances. The line of credit has certain financial covenants, which the Company must meet on a quarterly basis. There was no outstanding balance at March 31, 2006 and December 31, 2005. On March 23, 2004, the line of credit was amended and restated to include the following: an extension to June 2007, the removal of the guarantee of the Chief Executive Officer and less restrictive financial covenants. On March 23, 2005, the agreement was restated and amended, again. Included in the restated and amended agreement is a waiver to certain financial covenants that the Company failed to comply with in the first quarter ending March 31, 2005. The Company failed to comply with these covenants for the second and third quarters ending June 30 and September 30, 2005, respectively. Accordingly, a waiver was obtained from Keltic. On December 1, 2005, the agreement was further amended to reset the EBITDA covenant effective October 1, 2005. On March 28, 2006, the agreement was further amended to allow Mr. Shmuel BenTov and his family to sell their stock ownership in TACT to Helios and Matheson Information Technology Ltd. ("H&M") and to waive the default provision that required Mr. BenTov's ownership in TACT's outstanding shares not to fall below a level of 10%. The Company failed to comply with the amended EBITDA covenant for the first quarter ending March 31, 2006 and a waiver was obtained from Keltic. The line of credit bears interest at a variable rate based on prime plus 1.75% and the rate was 9.5% at March 31, 2006.

         The Company is prohibited from paying dividends on its common stock due to restrictions under the restated and amended Loan and Security Agreement with Keltic Financial Partners, L.P. Keltic has consented to the payment of dividends on the Series A and Series B Preferred Stock, provided an event of default does not exist.

         The Series A and Series B Preferred Stock was fully converted into common stock during 2005. As a result, there are no outstanding shares of Series A or Series B Preferred Stock as of March 31, 2006 and December 31, 2005, respectively.

         The Company acquired 51% of ownership interest in T3 Media as a result of several investments in 1998 and 1999. Due to deterioration in performance and market conditions for T3 Media's services, the operations of T3 Media ceased in the second quarter of 2001. T3 Media had entered into a series of capital lease obligations, which the Company had guaranteed to finance its expansion plans, covering leasehold improvements, furniture and computer-related equipment. The amount outstanding under such leases was approximately $291,000 at March 31, 2006 and December 31, 2005. The Company continues the process of negotiating buy-outs on these leases.


         The Company's cash balances were approximately $1.8 million at March 31, 2006 and $2.2 million at December 31, 2005. Net cash used in operating activities for the three months ended March 31, 2006 was approximately $362,000 compared to $900,000 for the three months ended March 31, 2005.

         The Company's accounts receivable, less allowance for doubtful accounts, at March 31, 2006 and December 31, 2005 were $4.8 million and $4.4 million, respectively, representing 64 and 53 days of sales outstanding, respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due. Collection of receivables is one of the Company's highest priorities.

         Net cash used in investing activities was approximately $35,000 and $37,000 for the three months ended March 31, 2006 and 2005. In each of these periods additions to property and equipment was $37,000 and $4,000, respectively.

         Net cash provided by/(used in) financing activities was approximately $29,000 and ($102,000) at March 31, 2006 and 2005.

         In management's opinion, cash flows from operations and borrowing capacity combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months. There may be circumstances that would accelerate its use of liquidity sources, including, but not limited to, its ability to implement a profitable business model. If this occurs, the Company may, from time to time, incur additional indebtedness or issue, in public or private transactions, equity or debt securities. However, there can be no assurance that suitable debt or equity financing will be available to the Company.

         The Company incurred an operating loss in the three months ended March 31, 2006 of $140,000 and a net loss of $139,000. In the three months ended March 31, 2005, the Company had an operating loss of $257,000 and a net loss of $259,000. There is no guarantee that the Company can achieve profitability on a quarterly or annual basis in the future. If revenues grow slower than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly the Company will continue to experience losses and the results of operations and financial condition will be materially and adversely affected.


OFF BALANCE SHEET ARRANGEMENTS

         As of March 31, 2006, the Company does not have any "Off Balance Sheet Arrangements".



CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         During the three months ended March 31, 2006, there were no material changes outside the ordinary course of the Company's business to the Company's contractual obligations and commitments, which were discussed in the table appearing in the Liquidity and Capital Resources section, under the Contractual Obligations header in Item 7 of the Company's Form 10-K for the year ended December 31, 2005. Subsequently, effective May 1, Mr. Salvatore M. Quadrino was employed as Chief Financial Officer of the Company and Mr. Shmuel BenTov's employment agreement was extended from December 31, 2007 until March 31, 2008.


RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share Based Payment (Statement 123 (R) ). This Statement requires that the costs of employee share based payments be measured at fair value on the awards' grant date using an option-pricing model and recognized in the financial statements over the requisite service period. This Statement does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants SOP 93-6, "Employer's Accounting for Employee Stock Ownership Plans." Statement 123 (R) supersedes Opinion 25, Accounting for Stock Issued to Employees and its related interpretations, and eliminates the alternative to use Opinion 25's intrinsic value method of accounting, which the Company used through December 31, 2005. Statement 123 (R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123 (R). The second method is the modified retrospective application, which requires that the Company restates prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. Effective January 1, 2006, the Company adopted the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123 (R).


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

         Changes in internal controls. There were no significant changes in the Company's internal control over financial reporting in connection with an evaluation that occurred during our first fiscal quarter of 2006 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

         The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls or its internal controls will prevent all errors and all fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered.


PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None.


ITEM 1A.  RISK FACTORS

         Our 2005 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in our Form 10-K.

         On March 30, 2006, Helios & Matheson Information Technology Ltd. acquired 1,024,697 shares of the Company's common stock. Based upon 2,382,301 shares of common stock outstanding as of May 11, 2006, the 1,024,697 shares of Common Stock acquired by H&M represent 43.0% of the issued and outstanding voting securities of the Company. To the Company's knowledge, H&M does not beneficially own directly or indirectly any other shares of Common Stock of the Company. The Company understands that H&M currently intends to request the appointment or nomination of a majority of directors to the Board of Directors of the Company. However, there are no current arrangements or understandings between the Company and H&M regarding the resignation, appointment or nomination of directors or the appointment, resignation or removal of any officer of the Company. H&M has no contractual rights to appoint directors or officers of the Company or to cause the resignation of any existing directors or officers of the Company. As the holder of 43.0% of the Company's outstanding voting securities, H&M will have significant influence on matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

         The Company is prohibited from paying dividends on its common stock due to restrictions under the restated and amended Loan Agreement with Keltic Financial Partners, L.P.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

         The Company failed to comply with the amended EBITDA covenant for the first quarter ending March 31, 2006 and a waiver was obtained from Keltic Financial Partners, LP.





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

3.2.2 Certificate of Amendment of the Certificate of Incorporation of the Registrant dated November 12, 2002, incorporated by reference to
         Exhibit 3.2.2 to the Form 10-Q for the period ended March 31, 2002, as previously filed with the SEC on November 14, 2002.

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

10.1 Amended and restated Loan and Security Agreement between the Registrant and Keltic Financial Partners, LP, dated March 23, 2005, incorporated by reference to the Form 10-Q for the quarter ended June 30, 2005, as previously filed with the SEC on May 12, 2005.

10.2 Letter Agreement by and between the Registrant and Shmuel BenTov dated May 1, 2006, incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, as previously filed with the SEC on May 1, 2006..

10.3 Employment Agreement, dated as of May 1, 2006, between the Registrant and Salvatore Quadrino, incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, as filed with the SEC on May 1, 2006.

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

                           THE A CONSULTING TEAM, INC.

DATE: MAY 12, 2006            By: /s/ Shmuel BenTov
     -------------            ---------------------
                                  Shmuel BenTov, Chairman,
                                  Chief Executive Officer and President

DATE: MAY 12, 2006            By: /s/ Salvatore M. Quadrino
     -------------            -----------------------------
                                  Salvatore M. Quadrino, Chief Financial Officer