Form 10-Q
period 2006-06-30
A CONSULTING TEAM INC
filed 2006-08-14
CIK 1040792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------


                                    FORM 10-Q


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|    Accelerated filer |_|   Non-accelerated filer |X|

Indicate by check mark whether the registrant is shell company (as defined in
Rule 12b-2 of the Exchange Act) Yes      No X
                                   ---     ---

As of August 9, 2006, there were 2,382,301 shares of Common Stock, with $.01 par value per share, outstanding.

                           THE A CONSULTING TEAM, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION.............................................................................................3

ITEM 1. FINANCIAL STATEMENTS..............................................................................................3
  Condensed Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005.................................3
  Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2006 and 2005........4
  Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2006 and 2005..................5
  Notes to Condensed Consolidated Financial Statements............................................................6
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........................11
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................................18
ITEM 4.  CONTROLS AND PROCEDURES.........................................................................................18

PART II.  OTHER INFORMATION..............................................................................................18

ITEM 1.  LEGAL PROCEEDINGS...............................................................................................18
ITEM 1A.  RISK FACTORS...................................................................................................18
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....................................................18
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................................................................18
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................................19
ITEM 5.  OTHER INFORMATION...............................................................................................19
ITEM 6.  EXHIBITS........................................................................................................19

SIGNATURES...............................................................................................................21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          THE A CONSULTING TEAM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                           JUNE 30,               DECEMBER 31,
                                                                                             2006                     2005
                                                                                     ---------------------    ---------------------
                                                                                         (unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                                $ 2,293,085              $ 2,156,867
     Accounts receivable- less allowance for doubtful accounts of $277,613
     at June 30, 2006, and $320,804 at December 31, 2005                                        4,972,914                3,918,371
     Unbilled receivables                                                                         168,921                  434,563
     Prepaid expenses and other current assets                                                    109,541                  160,413
                                                                                     ---------------------    ---------------------
          Total current assets                                                                  7,544,461                6,670,214
     Investment, net                                                                               87,059                   87,059
     Property and equipment, net                                                                  462,729                  480,845
     Goodwill                                                                                   1,140,964                1,140,964
     Deposits and other assets                                                                    108,561                  114,363
                                                                                     ---------------------    ---------------------
          Total assets                                                                        $ 9,343,774              $ 8,493,445
                                                                                     =====================    =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                                    $ 2,108,079              $ 1,764,647
     Capital lease obligation                                                                     290,517                  290,517
     Deferred revenue                                                                             114,055                  220,005
     Current portion of long-term debt                                                              6,218                   13,479
                                                                                     ---------------------    ---------------------
          Total current liabilities                                                             2,518,869                2,288,648

SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares
     issued and outstanding as of June 30, 2006, and December 31, 2005.                                 -                        -
     Common stock, $.01 par value; 30,000,000 shares authorized; 2,382,301 issued and outstanding as of June 30, 2006; 2,361,333 issued and
     outstanding as of December 31, 2005.                                                          23,823                   23,614

     Paid-in capital                                                                           34,544,147               34,462,262

     Accumulated other comprehensive loss - foreign currency translation                           (7,413)                  (2,927)

     Accumulated deficit                                                                      (27,735,652)             (28,278,152)
                                                                                     ---------------------    ---------------------
     Total shareholders' equity                                                                 6,824,905                6,204,797
                                                                                     ---------------------    ---------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                    $ 9,343,774              $ 8,493,445
                                                                                     =====================    =====================


     See accompanying notes to condensed consolidated financial statements

                           THE A CONSULTING TEAM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       SIX MONTHS ENDED                          THREE MONTHS ENDED
                                                            JUNE 30,                                  JUNE 30,
                                            ----------------------------------------  ----------------------------------------
                                                   2006                 2005                 2006                 2005
                                            -------------------  -------------------  -------------------  -------------------
                                                (unaudited)          (unaudited)          (unaudited)           (unaudited)
REVENUES                                          $ 12,648,493         $ 12,819,166          $ 6,737,842          $ 6,704,056
Cost of revenues                                     9,223,831            9,161,623            4,925,055            4,921,344
                                            -------------------  -------------------  -------------------  -------------------
Gross profit                                         3,424,662            3,657,543            1,812,787            1,782,712
OPERATING EXPENSES:
Selling, general & administrative                    2,804,240            4,336,285            1,088,695            2,264,873
Depreciation & amortization                             77,482              121,463               40,798               61,274
                                            -------------------  -------------------  -------------------  -------------------
                                                     2,881,722            4,457,748            1,129,493            2,326,147
                                            -------------------  -------------------  -------------------  -------------------
Income/(Loss) from operations                          542,940             (800,205)             683,294             (543,435)
OTHER INCOME(EXPENSE):
Interest income-net                                     17,060                5,635               11,276                2,188
                                            -------------------  -------------------  -------------------  -------------------
                                                        17,060                5,635               11,276                2,188
                                            -------------------  -------------------  -------------------  -------------------
INCOME/(LOSS) BEFORE INCOME TAXES                      560,000             (794,570)             694,570             (541,247)
Provision for income taxes                              17,500               10,296               12,800                4,375
                                            -------------------  -------------------  -------------------  -------------------
NET INCOME/(LOSS)                                      542,500             (804,866)             681,770             (545,622)
Other comprehensive loss -
  foreign currency adjustment                           (4,486)                   -               (2,321)                   -
                                            -------------------  -------------------  -------------------  -------------------
Comprehensive income/(loss)                       $    538,014         $   (804,866)         $   679,449          $  (545,622)
                                            ===================  ===================  ===================  ===================

Net income/(loss) per share
   Basic                                          $       0.23         $      (0.37)         $      0.29          $     (0.24)
                                            ===================  ===================  ===================  ===================

   Diluted                                        $       0.23         $      (0.37)         $      0.28          $     (0.24)
                                            ===================  ===================  ===================  ===================

     See accompanying notes to condensed consolidated financial statements.

                       THE A CONSULTING TEAM, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                   2006                  2005
                                                                            --------------------  --------------------
                                                                               (unaudited)           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                                                   $   542,500           $  (804,866)
Adjustments to reconcile net income/(loss) to net cash
 provided by/(used in) operating activities:
  Depreciation and amortization                                                          77,481               121,463
  Deferred income taxes                                                                       -               (11,250)
  Provision for doubtful accounts                                                       117,249                     -
  Stock based compensation                                                               52,890                     -
  Amortization of deferred financing cost                                                     -                 6,000
  Changes in operating assets and liabilities:
   Accounts receivable                                                               (1,171,792)             (765,982)
   Unbilled receivables                                                                 265,642              (144,308)
   Prepaid expenses and other current assets                                             50,872                29,273
   Accounts payable and accrued expenses                                                343,432               509,886
   Deferred revenue                                                                    (105,950)                    -
                                                                            --------------------  --------------------
Net cash provided by/(used in) operating activities                                     172,324            (1,059,784)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                      (59,365)              (42,800)
Investments and advances                                                                      -              (250,000)
Deposits                                                                                  5,802                     -
                                                                            --------------------  --------------------
Net cash used in investing activities                                                   (53,563)             (292,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from conversion of stock options                                                29,203               140,501
Dividend paid to Preferred Shareholders                                                       -                (8,897)
Repayment of long-term debt                                                              (7,261)             (226,916)
                                                                            --------------------  --------------------
Net cash provided by/(used in) financing activities                                      21,942               (95,312)
                                                                            --------------------  --------------------
Effect of foreign currency exchange rate changes on cash
  and cash equivalents                                                                   (4,486)                    -
                                                                            --------------------  --------------------
Net increase/(decrease) in cash and cash equivalents                                    136,218            (1,447,895)
Cash and cash equivalents at beginning of period                                      2,156,867             2,493,104
                                                                            --------------------  --------------------
Cash and cash equivalents at end of period                                          $ 2,293,085           $ 1,045,209
                                                                            ====================  ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                            $     2,132           $       914
                                                                            ====================  ====================

Cash paid during the period for income taxes                                        $    18,574           $    11,546
                                                                            ====================  ====================


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


2)   INTERIM FINANCIAL STATEMENTS:

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 2006 and the consolidated results of operations for the three and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005.

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

         The consolidated results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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


3)   STOCK BASED COMPENSATION:

         At June 30, 2006, the Company has a stock based compensation plan, which is described as follows:

         The Company adopted a Stock Option Plan (the "Plan") that provides for the grant of stock options that are either "incentive" or "non-qualified" for federal income tax purposes. The Plan provided for the issuance of up to a maximum of 150,000 shares of common stock. On May 27, 1998, the shareholders approved and ratified an increase to the Plan from 150,000 to 225,000 shares of common stock, on May 24, 2001, the shareholders approved and ratified an increase to the Plan from 225,000 to 300,000 shares of common stock, and on July 26, 2005, the shareholders approved and ratified an increase to the plan from 300,000 to 1,200,000 shares of common stock and on June 5, 2006, the Board of Directors approved and ratified a decrease to the plan from 1,200,000 to 460,000 shares of common stock (subject to adjustment pursuant to customary anti-dilution provisions). Stock options generally vest over a period between one to four years.

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

         In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share Based Payment (Statement 123 (R) ). This Statement requires that the costs of employee share based payments be measured at fair value on the awards' grant date using an option-pricing model and recognized in the financial statements over the requisite service period. This Statement does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants SOP 93-6, "Employer's Accounting for Employee Stock Ownership Plans." Statement 123 (R) supersedes Opinion 25, Accounting for Stock Issued to Employees and its related interpretations, and eliminates the alternative to use Opinion 25's intrinsic value method of accounting, which the Company used through December 31, 2005. Statement 123 (R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123 (R). The second method is the modified retrospective application, which requires that the Company restates prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. Effective January 1, 2006, the Company adopted the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated pro forma disclosures under Statement 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123 (R). For the three months ended June 30, 2006, the Company recorded stock based compensation expense under the provisions of Statement 123 (R) of $21,195.

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

                                                 SIX MONTHS               THREE MONTHS
                                               ENDED JUNE 30,            ENDED JUNE 30,
                                                    2005                      2005
                                            ----------------------    ----------------------
Net loss                                               $ (804,866)               $ (545,622)
Deduct:
Total stock based compensation
    expense determined under fair
    value based method for all awards                      (2,000)                   (1,000)
                                            ----------------------    ----------------------
    Pro forma net loss                                 $ (806,866)               $ (546,622)
                                            ======================    ======================

Loss per share:
    Basic - as reported                                $    (0.37)               $    (0.24)
                                            ======================    ======================

    Diluted - as reported                              $    (0.37)               $    (0.24)
                                            ======================    ======================

    Basic - as pro forma                               $    (0.36)               $    (0.24)
                                            ======================    ======================

    Diluted - as pro forma                             $    (0.36)               $    (0.24)
                                            ======================    ======================

         The fair value of options at the date of grant was calculated in 2006 and estimated in 2005 using the Black-Scholes model with the following assumptions:

                                                SIX MONTHS ENDED JUNE 30,
                                                 2006               2005
                                            ----------------   ---------------
Expected life (years)                                  4.00              4.00
Risk free interest rate                                4.50%             4.50%
Expected volatility                                    0.91              0.95
Expected dividend yield                                0.00              0.00
Weighted average fair value per option                $3.44             $4.83



         Information with respect to options under the Company's Plan is as follows:

                                                              WEIGHTED
                                           NUMBER OF          AVERAGE
                                             SHARES        EXERCISE PRICE
                                          -------------   -----------------
Balance - December 31, 2005                    206,093               $4.36
     Granted                                    15,250                4.29
     Exercised                                 (20,968)               1.39
     Forfeitures                               (16,719)               4.06
                                          -------------
Balance - March 31, 2006                       183,656               $4.72
     Granted                                    20,500                5.79
     Exercised                                       0                0.00
     Forfeitures                                (4,500)               4.59
                                          -------------
Balance - June 30, 2006                        199,656               $4.84
                                          =============



         The following table summarizes the status of the stock options outstanding and exercisable at June 30, 2006:

                                     STOCK OPTIONS OUTSTANDING
----------------------------------------------------------------------------------------------------
                                                                                      NUMBER OF
                           WEIGHTED                             WEIGHTED-               STOCK
  EXERCISE PRICE            AVERAGE          NUMBER OF          REMAINING              OPTIONS
       RANGE            EXERCISE PRICE        OPTIONS        CONTRACTUAL LIFE        EXERCISABLE
--------------------   ------------------   -------------   -------------------   ------------------
   $0.00 - $4.80            $3.188               115,656        5.1 years                    70,437
   $4.80 - $9.60            $5.881                74,250        5.2 years                    13,750
  $9.60 - $14.40            $9.620                   750        4.1 years                       750
  $14.40 - $19.20           $15.504                8,000        3.4 years                     8,000
  $24.00 - $28.80           $28.000                  500        2.5 years                       500
  $28.80 - $33.60           $30.000                  500        2.3 years                       500
                                            -------------                         ------------------
                                                 199,656                                     93,937
                                            =============                         ==================

         At June 30, 2006, 93,937 were exercisable with a weighted average exercise price of $4.78

4) NET INCOME (LOSS) PER SHARE:

         The following table sets forth the computation of basic and diluted net income (loss) per share for the six months and the three months ended June 30, 2006 and 2005.

                                                                     SIX MONTHS ENDED                    THREE MONTHS ENDED
                                                                         JUNE 30,                             JUNE 30,
                                                             ---------------------------------------------------------------------
                                                                   2006              2005               2006              2005
                                                             ---------------  ----------------   ----------------  ---------------
NUMERATOR FOR BASIC NET INCOME(LOSS) PER SHARE
     Net income (loss)                                            $ 542,500        $ (804,866)         $ 681,770       $ (545,622)
     Preferred dividend                                                   -             8,897                  -            2,295
                                                             ---------------  ----------------   ----------------  ---------------
     Net income (loss) available to common stockholders           $ 542,500        $ (813,763)         $ 681,770       $ (547,917)
                                                             ===============  ================   ================  ===============

NUMERATOR FOR DILUTED NET INCOME(LOSS) PER SHARE
     Net income (loss) available to common
     stockholders & assumed conversion                            $ 542,500        $ (813,763)         $ 681,770       $ (547,917)
                                                             ===============  ================   ================  ===============

DENOMINATOR:
     Denominator for basic income (loss)
     per share - weighted-average shares                          2,378,817         2,214,539          2,382,301        2,284,715
                                                             ===============  ================   ================  ===============

     Effect of dilutive securities:
     Preferred Shares                                                     -                 -                  -                -
     Employee stock options                                          26,214                 -             28,603                -
                                                             ---------------  ----------------   ----------------  ---------------
     Denominator for diluted earnings (loss) per
        share - adjusted weighted-average shares                  2,405,031         2,214,539          2,410,904        2,284,715
                                                             ===============  ================   ================  ===============

BASIC EARNINGS INCOME (LOSS) PER SHARE:
                                                             ---------------  ----------------   ----------------  ---------------
     Net income (loss)                                            $    0.23        $    (0.37)         $    0.29       $    (0.24)
                                                             ===============  ================   ================  ===============

DILUTED EARNINGS INCOME (LOSS) PER SHARE:
                                                             ---------------  ----------------   ----------------  ---------------
     Net income (loss)                                            $    0.23        $    (0.37)         $    0.28       $    (0.24)
                                                             ===============  ================   ================  ===============


         During the six and three months ended June 30, 2006, there were 129,219 and 118,594 options that were excluded from the computation of diluted earnings per share since such options have an exercise price in excess of the Company's stock price. During the six and three months ended June 30, 2005, all preferred shares, options and warrants outstanding were excluded from the computation of net loss per share because the effect would have been antidilutive.


5)   CONCENTRATION OF CREDIT RISK:

         The revenues of three customers represented approximately 18%, 14%, and 12% of the revenues for the six months ended June 30, 2006. The revenues of three customers represented approximately 19%, 17% and 16% of revenues for the same period in 2005.

6)   CREDIT ARRANGEMENT:

         The Company has a line of credit of $4.0 million with Keltic Financial Partners, LP, (Keltic) based on the Company's eligible accounts receivable balances. The line of credit has certain financial covenants, which the Company must meet on a quarterly basis. There was no outstanding balance at June 30, 2006 and December 31, 2005. On March 23, 2004, the line of credit was amended and restated to include the following: an extension to June 2007, the removal of the guarantee of the Chief Executive Officer and less restrictive financial covenants. On March 23, 2005, the agreement was restated and amended again to, among other things, include a waiver to certain financial covenants that the Company failed to comply with in the first quarter ending March 31, 2005. On December 1, 2005, the agreement was further amended to reset the EBITDA covenant effective as of October 1, 2005. On March 28, 2006, the agreement was further amended to allow Mr. Shmuel BenTov and his family to sell their stock ownership in the Company to Helios and Matheson Information Technology Ltd. ("H&M") and to waive the default provision that required Mr. BenTov's ownership in the Company's outstanding shares not to fall below a level of 10%. The Company failed to comply with the amended EBITDA covenant for the first quarter ending March 31, 2006 and a waiver was obtained from Keltic. The Company was in compliance with the financial covenants for the second quarter ending June 30, 2006. The line of credit bears interest at a variable rate based on a prime plus 1.75% and the rate was 10% at June 30, 2006.

         The Company is prohibited from paying dividends on its common stock due to restrictions under the restated and amended Loan and Security Agreement with Keltic Financial Partners, L.P. Keltic has consented to the payment of dividends on the Series A and Series B Preferred Stock, provided an event of default does not exist.

         The Series A and Series B Preferred Stock was fully converted into common stock during 2005. As a result, there were no outstanding shares of Series A or Series B Preferred Stock as of June 30, 2006 and December 31, 2005, respectively.

7)   CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

         The Company has the following commitments as of June 30, 2006, which are comprised of long term obligations of an automobile loan and employment contracts, a capital lease obligation and an operating lease obligation as well. The automobile loan is payable in monthly installments of $1,262 including interest at 6%. One of the Company's subsidiaries, T3 Media, which ceased operations in 2001, had entered into a series of capital lease obligations, which the Company had guaranteed. The Company has two operating leases for its corporate headquarters located in New York and its branch office in New Jersey.

         The Company's commitments at June 30, 2006, are comprised of the following:

---------------------------------------------------------------------------------------------------------------------------------
      CONTRACTUAL OBLIGATIONS                                               PAYMENTS DUE BY PERIOD
                                     --------------------------------------------------------------------------------------------
                                                                                                                       MORE THAN
                                            TOTAL          LESS THAN 1 YEAR    1 - 3 YEARS           3 - 5 YEARS         5 YEARS
---------------------------------------------------------------------------------------------------------------------------------
LONG TERM OBLIGATIONS
Automobile Loan                               $     6,218        $     6,218       $       -                 $ -             $ -
Employment Contracts                              960,000            540,000         420,000                   -               -
---------------------------------------------------------------------------------------------------------------------------------
CAPITAL LEASE OBLIGATIONS
Capital Lease - Short Term                        290,517            290,517               -                   -               -
---------------------------------------------------------------------------------------------------------------------------------
OPERATING LEASES
Rent - office space - NY/NJ                       345,432            308,663          36,769                   -               -
---------------------------------------------------------------------------------------------------------------------------------
TOTAL                                         $ 1,602,167        $ 1,145,398       $ 456,769                 $ -             $ -
---------------------------------------------------------------------------------------------------------------------------------

         As of June 30, 2006, the Company does not have any "Off Balance Sheet Arrangements".

8) VANGUARD RELEASE

         As of June 1, 2006, the Company and Mr. BenTov (the "TACT Releasors") entered into and delivered general releases and covenants not to sue, pursuant to which the TACT Releasors released and covenanted not to sue Vanguard and certain Vanguard-related persons, including (without limitation) its directors, officers, agents and certain advisors of Vanguard (the "Vanguard Released Parties"), in connection with any and all claims existing as of the date of such releases and covenants, including, without limitation, any claims that were related to the terminated Vanguard transaction. In connection therewith, the Company received an aggregate of $1,100,000 (without giving the affect to the Company's payment of fees and costs incurred of $219,000 in connection with this recovery), and the Company and certain related persons, including (without limitation) Mr. BenTov, received general releases and covenants not to sue from certain of the Vanguard Released Parties. Selling, General & Administrative expenses have been reduced by net proceeds of $881,000 from the release of claims relating to the terminated Vanguard transaction for both the six and three months ended June 30, 2006.

9) PROVISION FOR INCOME TAXES

         The provision for income taxes as reflected in the condensed consolidated statements of operations varies from the expected statutory rate primarily due to the utilization of net operating loss carry forwards. The Company maintains a valuation allowance against additional deferred tax assets arising from net operating loss carry forwards since, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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


OVERVIEW

         Since 1983, TACT has provided IT services and solutions to Fortune 1000 companies and other large organizations. In 1997, TACT became a public company (NASDAQ Capital Market(CM): TACX), headquartered in New York, NY. In addition, TACT has an office in Clark, NJ.

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

         Rapid technological advances, and the wide acceptance and use of the Internet as a driving force in commerce, accelerated the growth of the IT industry. These advances, including more powerful and less expensive computer technology, fuel the transition from predominantly centralized mainframe computer systems to open and distributed computing environments and the advent of capabilities such as relational databases, imaging, software development productivity tools, and web-enabled software. These advances expand the benefits that users can derive from computer-based information systems and improve the price-to-performance ratios of such systems. As a result, an increasing number of companies are employing IT in new ways, often to gain competitive advantages in the marketplace, and IT services have become an essential component of their long-term growth strategies. The same advances that have enhanced the benefits of computer systems rendered the development and implementation of such systems increasingly complex. In addition, there is a shortage of IT consultants qualified to support these systems. Accordingly, organizations turned to external IT services organizations such as TACT to develop, support and enhance their internal IT systems. The Company experienced a delay in the start of projects from existing customers during the first quarter of 2006. This situation began to improve in the second quarter of 2006. The Company continued to expand its sales and recruiting function in its effort to further increase its revenues in both the short-term and the long-term. The Company has experienced extended lead times in closing new projects which is impacting revenue growth.

         Approximately, 69% of the Company's consulting services revenues were generated from the hourly billing of its consultants' services to its clients under time and materials engagements, with the remainder generated under fixed-price engagements for the second quarter of 2006. The Company has established standard-billing guidelines for consulting services based on the type of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a semi-monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.

         The Company has also generated revenues by selling software licenses. In addition to initial software license fees, the Company also derives revenues from the annual renewal of software licenses. Revenues from the sale of software licenses are recognized upon delivery of the software to a customer, because future obligations associated with such revenue are insignificant. The Company views software sales as ancillary to its core consulting services business. The Company understands that revenue generated from software sales will vary from period to period.

         The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company's operating performance is primarily based upon billing margins (billable hourly rate less the consultant's hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). Gross margins improved through 2005, primarily due to improved utilization rates and decreases in consultant costs. Through the second quarter of 2006, while utilization rates remained relatively constant, gross margin decreased. The decrease in gross margin was attributable to a change in the mix of time and material work to fixed price projects due to the completion of two major fixed price contracts at the end of 2005 and the increased salary costs of consultants. Large portions of the Company's engagements are on a time and materials basis. While most of the Company's engagements allow for periodic price adjustments to address, among other things, increases in consultant costs, to date clients have been adverse to accepting cost increases. TACT also actively manages its personnel utilization rates by constantly monitoring project requirements and timetables. Through the Company's cost containment and work force rationalization efforts, TACT's recent utilization rates remain above 85%. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in TACT's training programs in order to expand their technical skill sets. TACT carefully monitors consultants that are not utilized and has established guidelines for the amount of non-billing time that it allows before a consultant is terminated.

         On July 19, 2002, the Company acquired all of the common stock of International Object Technology, Inc. (IOT) for a combination of deferred cash consideration of $650,000 and 317,500 shares of TACT unregistered Common Stock, which has been retroactively adjusted to reflect the one-for-four reverse stock split that occurred on January 7, 2004 and was valued at $635,000. The acquisition of IOT was accounted for using the purchase method of accounting. Accordingly, the results of operations of IOT are included in the Company's consolidated results of operation from the date of acquisition. The purchase price of the acquisition exceeded the fair market value of the net assets acquired, resulting in the recording of goodwill of $1,181,520 (subsequently adjusted to $1,140,964) and other identifiable intangibles of $312,000 with the identifiable intangible assets being amortized over a three year period on a straight line basis. These intangible assets were fully amortized during 2005. IOT was a privately owned, professional services firm that provided data management and business intelligence solutions, technology consulting and project management services. During the first quarter of 2006, IOT's operations were fully integrated into TACT.

         On April 11, 2005, the Company completed an investment in an offshore joint venture, TACT Global Services Private Limited (TGS), in the amount of $250,000, which represented approximately a 68% ownership. A minority partner invested $100,000 for the remaining 32% ownership. From April 11, 2005 to September 2005, the Company recorded its proportionate ownership share of the results of TGS. In September 2005, the Company increased its ownership to 100% by purchasing the minority partners investment for $100,000. From September 2005 to June 30, 2006, the Company has consolidated the results of TGS in its financial statements.

         On January 21, 2005, the Company entered into a Share Exchange Agreement (the "Share Exchange Agreement") with Vanguard Info-Solutions Corporation, a New Jersey corporation ("Vanguard"), the Vanguard shareholders and the authorized representative of the Vanguard shareholders named therein providing for an exchange of 7,312,796 shares of the Company's common stock for all of the issued and outstanding shares of capital stock of Vanguard (the "Share Exchange"). Additionally, on January 21, 2005, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Oak Finance Investments Limited ("Oak"), a British Virgin Islands company, providing for the sale of between 625,000 and 1,250,000 shares of the Company's common stock to Oak at a cash purchase price of $8.00 per share (the "Share Issuance"). The Company's Chairman and CEO, Mr. Shmuel BenTov has also entered into an agreement under which he has agreed to sell all of his shares of TACT capital stock to Oak in a separate transaction at $10.25 per share

         On August 4, 2005, the Company terminated the Share Exchange Agreement with Vanguard Info-Solutions Corporation and its stockholders and the Stock Purchase Agreement with Oak Finance Investments Limited, pursuant to the terms of each agreement.

         As of June 1, 2006, the Company and Mr. BenTov (the "TACT Releasors") entered into and delivered general releases and covenants not to sue, pursuant to which the TACT Releasors released and covenanted not to sue Vanguard and certain Vanguard-related persons, including (without limitation) its directors, officers, agents and certain advisors of Vanguard (the "Vanguard Released Parties"), in connection with any and all claims existing as of the date of such releases and covenants, including, without limitation, any claims that were related to the terminated Vanguard transaction. In connection therewith, the Company received an aggregate of $1,100,000 (without giving the affect to the Company's payment of fees and costs incurred of $219,000 in connection with this recovery), and the Company and certain related persons, including (without limitation) Mr. BenTov, received general releases and covenants not to sue from certain of the Vanguard Released Parties. Selling, General & Administrative expenses have been reduced by net proceeds of $881,000 from the release of claims relating to the terminated Vanguard transaction for both the six and three months ended June 30, 2006.


CERTAIN CRITICAL ACCOUNTING POLICIES

         The methods, estimates and judgments the Company uses in applying its most critical accounting polices have a significant impact on the results the Company reports in its consolidated financial statements. The Company evaluates its estimates and judgments on an on-going basis. Estimates are based on historical experience and on assumptions that the Company believes to be reasonable under the circumstances. The Company's experience and assumptions form the basis for its judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what is anticipated and different assumptions or estimates about the future could change reported results. The Company believes the following accounting policies are the most critical to it, in that they are important to the portrayal of its financial statements and they require the most difficult, subjective or complex judgments in the preparation of the consolidated financial statements.



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



RESULTS OF OPERATIONS

         The following table sets forth the percentage of revenues of certain items included in the Company's Statements of Operations:

                                           SIX MONTHS ENDED               THREE MONTHS ENDED
                                               JUNE 30                         JUNE 30
                                   ----------------------------------------------------------------
                                       2006             2005            2006             2005
                                   --------------  ---------------  --------------  ---------------
REVENUES                                  100.0%           100.0%          100.0%           100.0%
COST OF REVENUES                           72.9%            71.5%           73.1%            73.4%
                                   --------------  ---------------  --------------  ---------------
GROSS PROFIT                               27.1%            28.5%           26.9%            26.6%
OPERATING EXPENSES                         22.8%            34.8%           16.8%            34.7%
                                   --------------  ---------------  --------------  ---------------
INCOME/(LOSS) FROM OPERATIONS               4.3%            (6.2)%          10.1%            (8.1)%
                                   --------------  ---------------  --------------  ---------------
NET INCOME(LOSS)                            4.3%            (6.3)%          10.1%            (8.1)%
                                   ==============  ===============  ==============  ===============

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2006 TO THE THREE MONTHS ENDED JUNE 30, 2005

         REVENUES. Revenues for the three months ended June 30, 2006 were $6.7 million, a $34,000 increase over the comparable 2005 period. Consulting revenues declined by almost $500,000 primarily due to the completion of a number of projects towards the end of 2005 that were not replaced in 2006. Offsetting this was software revenue, which increased as a number of software related sales were closed during the quarter.

         GROSS PROFIT. The gross profit for the three months ended June 30, 2006 was $1.8 million, an increase of $30,000 from the second quarter of 2005. As a percentage of total revenues, gross margin for the three months ended June 30, 2006 and for the three months ended June 30, 2005 was just under 27%.

         OPERATING EXPENSES. Operating expenses are comprised of Selling, General and Administrative ("SG&A") expenses, and, depreciation and amortization. SG&A expenses decreased by $1.2 million, or 51.9%, from $2.3 million in the second quarter of 2005 to $1.1 million in the second quarter of 2006. SG&A for the three months ended June 30, 2006 has been reduced by $881,000 of net proceeds received in connection with the release of claims relating to the terminated Vanguard transaction (discussed in "-Overview" above), while the comparable 2005 period included $617,000 of Vanguard transaction related costs. Excluding these transaction related items, SG&A increased by $321,000 primarily due to increases in compensation primarily associated with increases in sales and marketing staff and an increase in legal and other professional fees. Depreciation and amortization expenses decreased $20,000 or 33.4% from $61,000 to $41,000 in 2005 and 2006, respectively as a result of the IOT intangible assets becoming fully amortized in 2005.

         TAXES. Taxes increased $9,000 from $4,000 from the second quarter in 2005 to $13,000 in the second quarter of 2006. The increase is primarily due to the Company generating pre-tax income during the second quarter of 2006. The full impact of taxes associated with the pre-tax income was minimized by the utilization of a portion of the Company's net loss carry over. In addition, deferred taxes were not impacted by the pre-tax income during the second quarter of 2006 since such amounts are fully reserved as of June 30, 2006 and December 31, 2005.

         NET INCOME (LOSS). As a result of the above, the Company had a net income of $682,000 or $.29 per basic and $0.28 per diluted share in the second quarter of 2006 compared to a net loss of ($546,000) or ($0.24) per share in the second quarter 2005.



COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2006 TO THE SIX MONTHS ENDED JUNE 30, 2005

         REVENUES. Revenues for the six months ended June 30, 2006 were $12.6 million, a decrease of $171,000 from the comparable 2005 period. Consulting revenues declined by almost $700,000 primarily due to the completion of a number of projects during the end of 2005 that were not replaced in 2006. The Company also experienced a delay in the start up of projects from existing customers during the first quarter of 2006. This situation began to improve in the second quarter of 2006. The Company continued to expand its sales and marketing function in its effort to further increase its revenues in both the short and the long term. The Company experienced extended lead times in closing new projects which has impacted revenue growth. Offsetting the decline in consulting revenues was an increase in software revenue related to sales that were primarily closed during the second quarter in 2006.

         GROSS PROFIT. The gross profit decreased by $233,000, or 6.4%, from $3.7 million for the six months ended June 30, 2005 to $3.4 million for the six months ended June 30, 2006. As a percentage of total revenues, gross margin decreased from 28.5% in 2005 to 27.1% in 2006. Gross margins improved through 2005, primarily due to improved utilization rates and decreases in consultant costs. Through the second quarter of 2006, while utilization rates remained above 85%, gross margin decreased. The decrease in gross margin percentage was attributable to a change in the mix of time and material work to fixed price projects due to the completion of a number of fixed priced contracts at the end of 2005 that were not replaced in 2006 and the increased salary costs of consultants which the Company was not able to pass along to its clients.

         OPERATING EXPENSES. Operating expenses are comprised of Selling, General and Administrative ("SG&A") expenses, and, depreciation and amortization. SG&A expenses decreased by $1.5 million or 35.3%, from $4.3 million for the six months ended June 30, 2005 to $2.8 million for the six months ended June 30, 2006. SG&A for the six months ended June 30, 2006 has been reduced by $881,000 of net proceeds received in connection with the release of claims relating to the terminated Vanguard transaction (discussed in "-Overview" above), while the comparable 2005 period included $1.2 million of Vanguard transaction related costs. Excluding these transaction related items, SG&A increased by $511,000 as a result of increases in compensation primarily associated with increases in sales and marketing staff and an increase in other professional fees. Depreciation and amortization expenses decreased $44,000 or 36.2% from $121,000 in 2005 compared to $77,000 in 2006, respectively as a result of the IOT intangible assets becoming fully amortized.

         TAXES. Taxes increased $7,000 from $10,000 in the six months ended June 30, 2005 to $17,000 in the six months ended June 30, 2006. The increase is primarily due to the pre-tax income the Company generated during the second quarter of 2006. The full impact of taxes associated with the pre-tax income was minimized by the utilization of a portion of the Company's net loss carryover. In addition, deferred taxes were not impacted by the pre-tax income during the second quarter of 2006 since such amounts are fully reserved as of June 30, 2006 and December 31, 2005.

         NET INCOME (LOSS). As a result of the above, the Company had net income of $543,000 or $.23 per basic and diluted share for the six months ended June 30, 2006 compared to a net loss of ($805,000) or ($0.37) per basic and diluted share for the six months ended June 30, 2005.



LIQUIDITY AND CAPITAL RESOURCES

         The Company has a line of credit of $4.0 million with Keltic Financial Partners, LP, (Keltic) based on the Company's eligible accounts receivable balances. The line of credit has certain financial covenants, which the Company must meet on a quarterly basis. There was no outstanding balance at June 30, 2006 and December 31, 2005. On March 23, 2004, the line of credit was amended and restated to include the following: an extension to June 2007, the removal of the guarantee of the Chief Executive Officer and less restrictive financial covenants. On March 23, 2005, the agreement was restated and amended, again to, among other things, include a waiver to certain financial covenants that the Company failed to comply with in the first quarter ending March 31, 2005. On December 1, 2005, the agreement was further amended to reset the EBITDA covenant effective as of October 1, 2005. On March 28, 2006, the agreement was further amended to allow Mr. Shmuel BenTov and his family to sell their stock ownership in the Company to Helios and Matheson Information Technology Ltd. ("H&M") and to waive the default provision that required Mr. BenTov's ownership in the Company's outstanding shares not to fall below a level of 10%. The Company failed to comply with the amended EBITDA covenant for the first quarter ending March 31, 2006 and a waiver was obtained from Keltic. The Company was in compliance with the financial covenants for the second quarter ending June 30, 2006. The line of credit bears interest at a variable rate based on prime plus 1.75% and the rate was 10% at June 30, 2006.

         The Company is prohibited from paying dividends on its common stock due to restrictions under the restated and amended Loan and Security Agreement with Keltic Financial Partners, L.P. Keltic has consented to the payment of dividends on the Series A and Series B Preferred Stock, provided an event of default does not exist.

         The Series A and Series B Preferred Stock was fully converted into common stock during 2005. As a result, there were no outstanding shares of Series A or Series B Preferred Stock as of June 30, 2006 and December 31, 2005, respectively.

         The Company acquired a 51% ownership interest in T3 Media as a result of several investments in 1998 and 1999. Due to deterioration in performance and market conditions for T3 Media's services, the operations of T3 Media ceased in the second quarter of 2001. T3 Media had entered into a series of capital lease obligations, which the Company had guaranteed to finance its expansion plans, covering leasehold improvements, furniture and computer-related equipment. The amount outstanding under such leases was approximately $291,000 at June 30, 2006 and December 31, 2005.

         The Company's cash balances were approximately $2.3 million at June 30, 2006 and $2.2 million at December 31, 2005. Net cash provided by operating activities for the six months ended June 30, 2006 was approximately $172,000 which included $881,000 of net proceeds received in connection with the release of claims relating to the terminated Vanguard transaction compared to $1.1 million of net cash used in operating activities for the six months ended June 30, 2005 which included $1.2 million of Vanguard transaction related costs. Excluding these transaction related items, net cash used in operating activities, primarily related to the increase in working capital, for the six months ended June 30, 2006 was approximately $709,000 compared to $100,000 of net cash provided by operating activities for the six months ended June 30, 2005.

         The Company's accounts receivable, less allowance for doubtful accounts, at June 30, 2006 and December 31, 2005 were $5.1 million and $4.4 million, respectively, representing 61 and 53 days of sales outstanding, respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.

         Net cash used in investing activities was approximately $54,000 and $293,000 for the six months ended June 30, 2006 and 2005. In each of these periods, additions to property and equipment were $59,000 and $43,000, respectively.

         Net cash provided by/ (used in) financing activities was approximately $22,000 and ($95,000) at June 30, 2006 and 2005.

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

         The Company incurred operating income in the six months ended June 30, 2006 of $543,000 and net income of $543,000. In the six months ended June 30, 2005, the Company had an operating loss of ($800,000) and a net loss of ($805,000). There is no guarantee that the Company can achieve profitability on a quarterly or annual basis in the future. If revenues grow slower than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly the Company will continue to experience losses and the results of operations and financial condition will be materially and adversely affected.


OFF BALANCE SHEET ARRANGEMENTS

         As of June 30, 2006, the Company does not have any "Off Balance Sheet Arrangements".


CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         During the six months ended June 30, 2006, there were no material changes outside the ordinary course of the Company's business to the Company's contractual obligations and commitments, which were discussed in the table appearing in the Liquidity and Capital Resources section, under the Contractual Obligations header in Item 7 of the Company's Form 10-K for the year ended December 31, 2005. Effective as of May 1, 2006, the Company entered into a two year employment agreement with Mr. Salvatore M. Quadrino as Chief Financial Officer of the Company at an initial annual base salary of $180,000 and Mr. Shmuel BenTov's employment agreement was extended from December 31, 2007 until March 31, 2008 on the same terms and conditions.


RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share Based Payment (Statement 123 (R) ). This Statement requires that the costs of employee share based payments be measured at fair value on the awards' grant date using an option-pricing model and recognized in the financial statements over the requisite service period. This Statement does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants SOP 93-6, "Employer's Accounting for Employee Stock Ownership Plans." Statement 123 (R) supersedes Opinion 25, Accounting for Stock Issued to Employees and its related interpretations, and eliminates the alternative to use Opinion 25's intrinsic value method of accounting, which the Company used through December 31, 2005. Statement 123 (R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123 (R). The second method is the modified retrospective application, which requires that the Company restates prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. Effective January 1, 2006, the Company adopted the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123 (R), as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123 (R).


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

ITEM 4.  CONTROLS AND PROCEDURES

         Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, had concluded that its disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to it by others within these entities.

         Changes in internal controls. There were no significant changes in the Company's internal control over financial reporting in connection with an evaluation that occurred during its second fiscal quarter of 2006 that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.

         The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls or its internal controls will prevent all errors and all fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

         The Company's 2005 Annual Report on Form 10-K includes a detailed discussion of risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in the Company's Form 10-K.

         On March 30, 2006, H&M acquired 1,024,697 shares of the Company's common stock. Based upon 2,382,301 shares of common stock outstanding as of August 9, 2006, the 1,024,697 shares of Common Stock acquired by H&M represent 43.0% of the issued and outstanding voting securities of the Company. To the Company's knowledge, H&M does not beneficially own directly or indirectly any other shares of Common Stock of the Company. H&M has no contractual right to appoint directors or officers of the Company or to cause the resignation of any existing directors or officers of the Company. In connection with the next annual shareholders meeting, H&M requested the appointment or nomination of a majority of directors to the Board of Directors of the Company. H&M requested that the Board of Directors nominate the following five nominees: Messrs. Shankar N. Ram, Daniel L. Thomas, Shri S. Jambanathan, Kishan Gramma Ananthram and Ms. Divya Ramachandran. These five individuals have been nominated by the Board of Directors as director nominees in the Company's proxy statement dated July 25, 2006 in connection with the Company's next annual shareholders meeting. If these five nominees are elected to the Board of Directors they will constitute a majority of the Board of Directors. At the request of H&M, Mr. Ram and Mr. Thomas were appointed to the Board on June 5, 2006. As the holder of 43% of the Company's outstanding voting securities, H&M will have significant influence on matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.


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


10.1 Letter Agreement by and between the Registrant and Shmuel BenTov dated May 1, 2006, incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, as previously filed with the SEC on May 1, 2006.

10.2 Employment Agreement, dated May 1, 2006, between the Registrant and Salvatore Quadrino, incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, as filed with the SEC on May 1, 2006.

10.3 Form of Release and Covenant Not to Sue entered into by the Registrant releasing certain parties, incorporated by reference to
             Exhibit 10.1 on Form 8-K, as filed with the SEC on June 2, 2006.

10.4 Form of Release and Covenant Not to Sue entered into by certain parties releasing the Registrant, incorporated by reference to
             Exhibit 10.2 on Form 8-K, as filed with the SEC on June 2, 2006.

10.5 Employment Agreement, dated as of September 16, 1998, by and between the Registrant and Michael Prude, incorporated by reference to Exhibit 10.1 on Form 8-K, as filed with the SEC on June 9, 2006.

10.6 Amendment No. 1 to the Registrant's Amended and Restated 1997 Stock Option and Award Plan, incorporated by reference to Exhibit 10.2 on Form 8-K, as filed with the SEC on June 9, 2006.

10.7 Key-Person Life Insurance Premium Sharing Agreement effective as of July 1, 2006 by and among the Registrant, Helios & Matheson Information Technology Ltd. and Mr. Shmuel BenTov, incorporated by reference to Exhibit 10.1 on Form 8-K, as filed with the SEC on June 30, 2006.

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

                           THE A CONSULTING TEAM, INC.

                                      By: /s/ Shmuel BenTov
DATE:  AUGUST 11, 2006                ---------------------
     -----------------                    Shmuel BenTov, Chairman,
                                          Chief Executive Officer and President

                                      By: /s/ Salvatore M. Quadrino
DATE:  AUGUST 11, 2006                -----------------------------
     -----------------                    Salvatore M. Quadrino
                                          Chief Financial Officer