Form 10-Q
period 2006-09-30
A CONSULTING TEAM INC
filed 2006-11-13
CIK 1040792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2006

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [X]

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]

As of November 2, 2006, there were 2,382,301 shares of Common Stock, with $.01 par value per share, outstanding.

                           THE A CONSULTING TEAM, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION .............................................    3
   ITEM 1. FINANCIAL STATEMENTS ...........................................    3
      Condensed Consolidated Balance Sheets as
         of September 30, 2006 and December 31, 2005 ......................    3
      Condensed Consolidated Statement of Operations for
         the three and nine months ended September 30, 2006 and 2005 ......    4
      Condensed Consolidated Statement of Cash Flows
         for the nine months ended September 30, 2006 and 2005 ............    5
      Notes to Condensed Consolidated Financial Statements ................    6
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS .......................   11
   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .....   18
   ITEM 4. CONTROLS AND PROCEDURES ........................................   18
PART II. OTHER INFORMATION ................................................   18
   ITEM 1. LEGAL PROCEEDINGS ..............................................   18
   ITEM 1A. RISK FACTORS ..................................................   18
   ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ....   19
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES ................................   19
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............   19
   ITEM 5. OTHER INFORMATION ..............................................   20
   ITEM 6. EXHIBITS .......................................................   20
SIGNATURES ................................................................   21

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           THE A CONSULTING TEAM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                                   2006            2005
                                                                               -------------   ------------
                                                                                (unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                    $  2,818,097   $  2,156,867
   Accounts receivable- less allowance for doubtful accounts of $250,690
   at September 30, 2006, and $320,804 at December 31, 2005                        3,916,645      3,918,371
   Unbilled receivables                                                              416,634        434,563
   Prepaid expenses and other current assets                                          91,233        160,413
                                                                                ------------   ------------
      Total current assets                                                         7,242,609      6,670,214
   Investment, net                                                                    87,059         87,059
   Property and equipment, net                                                       466,472        480,845
   Goodwill                                                                        1,140,964      1,140,964
   Deposits and other assets                                                         105,561        114,363
                                                                                ------------   ------------
      Total assets                                                              $  9,042,665   $  8,493,445
                                                                                ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                        $  1,786,728   $  1,764,647
   Capital lease obligation                                                          290,517        290,517
   Deferred revenue                                                                   89,950        220,005
   Current portion of long-term debt                                                   2,506         13,479
                                                                                ------------   ------------
      Total current liabilities                                                    2,169,701      2,288,648
SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares
   issued and outstanding as of September 30, 2006, and December 31, 2005.                --             --
   Common stock, $.01 par value; 30,000,000 shares authorized; 2,382,301 issued and outstanding as of September 30, 2006; 2,361,333 issued and
   outstanding as of December 31, 2005.                                               23,823         23,614

   Paid-in capital                                                                34,575,643     34,462,262

   Accumulated other comprehensive loss - foreign currency translation                (3,322)        (2,927)

   Accumulated deficit                                                           (27,723,180)   (28,278,152)
                                                                                ------------   ------------
   Total shareholders' equity                                                      6,872,964      6,204,797
                                                                                ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $  9,042,665   $  8,493,445
                                                                                ============   ============

     See accompanying notes to condensed consolidated financial statements

                           THE A CONSULTING TEAM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             NINE MONTHS ENDED         THREE MONTHS ENDED
                                                               SEPTEMBER 30,              SEPTEMBER 30,
                                                         ------------------------  ------------------------
                                                            2006         2005          2006         2005
                                                         -----------  -----------  -----------  -----------
                                                         (unaudited)  (unaudited)  (unaudited)  (unaudited)

REVENUES                                                 $18,619,173  $19,677,024   $5,970,680   $6,857,858
Cost of revenues                                          13,389,843   14,119,610    4,166,012    4,957,988
                                                         -----------  -----------   ----------   ----------
Gross profit                                               5,229,330    5,557,414    1,804,668    1,899,870
OPERATING EXPENSES:
Selling, general & administrative                          4,570,614    6,061,442    1,766,374    1,725,161
Depreciation & amortization                                  112,176      162,912       34,694       41,448
                                                         -----------  -----------   ----------   ----------
                                                           4,682,790    6,224,354    1,801,068    1,766,609
                                                         -----------  -----------   ----------   ----------
Income/(Loss) from operations                                546,540     (666,940)       3,600      133,261
OTHER INCOME(EXPENSE):
Interest income/(expense)-net                                 34,683       (3,428)      17,623       (9,062)
                                                         -----------  -----------   ----------   ----------
                                                              34,683       (3,428)      17,623       (9,062)
                                                         -----------  -----------   ----------   ----------
INCOME/(LOSS) BEFORE INCOME TAXES                            581,223     (670,368)      21,223      124,199
Provision for income taxes                                    26,251       16,988        8,751        6,692
                                                         -----------  -----------   ----------   ----------
NET INCOME/(LOSS)                                            554,972     (687,356)      12,472      117,507
Other comprehensive (loss)/income -
  foreign currency adjustment                                   (395)          --        4,091           --
                                                         -----------  -----------   ----------   ----------
Comprehensive income/(loss)                              $   554,577  $  (687,356)  $   16,563   $  117,507
                                                         ===========  ===========   ==========   ==========

Net income/(loss) per share
   Basic                                                 $      0.23  $     (0.31)  $     0.01   $     0.05
                                                         ===========  ===========   ==========   ==========
   Diluted                                               $      0.23  $     (0.31)  $     0.01   $     0.05
                                                         ===========  ===========   ==========   ==========

     See accompanying notes to condensed consolidated financial statements.

                           THE A CONSULTING TEAM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                            -------------------------------
                                                                                2006               2005
                                                                            -----------        ------------
                                                                            (unaudited)         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                                            $  554,972        $  (687,356)
Adjustments to reconcile net income/(loss) to net cash
 provided by/(used in) operating activities:
   Depreciation and amortization                                                112,176            162,912
   Deferred income taxes                                                             --            (16,875)
   Provision for doubtful accounts                                              159,976             10,000
   Stock based compensation                                                      84,387                 --
   Amortization of deferred financing cost                                           --              9,000
   Compensation expense for restricted stock issued                                  --            133,200
   Changes in operating assets and liabilities:
      Accounts receivable                                                      (158,250)        (1,666,038)
      Unbilled receivables                                                       17,929            (35,495)
      Prepaid expenses and other current assets                                  69,180            (85,180)
      Accounts payable and accrued expenses                                      22,081            558,605
      Deferred revenue                                                         (130,055)           142,393
                                                                             ----------        -----------
Net cash provided by/(used in) operating activities                             732,396         (1,474,834)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                              (97,803)           (73,936)
Investments and advances                                                             --             (2,131)
Deposits                                                                          8,802                 --
                                                                             ----------        -----------
Net cash used in investing activities                                           (89,001)           (76,067)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options                                      29,203            144,527
Dividend paid to Preferred Shareholders                                              --             (8,897)
Repayment of long-term debt                                                     (10,973)          (230,412)
                                                                             ----------        -----------
Net cash provided by/(used in) financing activities                              18,230            (94,782)
                                                                             ----------        -----------
Effect of foreign currency exchange rate changes on
   cash and cash equivalents                                                       (395)                --
                                                                             ----------        -----------
Net increase/(decrease) in cash and cash equivalents                            661,230         (1,645,684)
Cash and cash equivalents at beginning of period                              2,156,867          2,493,104
                                                                             ----------        -----------
Cash and cash equivalents at end of period                                   $2,818,097        $   847,420
                                                                             ==========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                     $    2,188        $    13,050
                                                                             ==========        ===========
Cash paid during the period for income taxes                                 $   44,201        $    11,546
                                                                             ==========        ===========


      See accompanying notes to condensed consolidated financial statements

                           THE A CONSULTING TEAM, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1) GENERAL:

     These financial statements should be read in conjunction with The A Consulting Team, Inc.'s ("TACT" or the "Company") Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission ("SEC"), and the accompanying financial statements and related notes thereto. Except for the accounting for stock based compensation, the accounting policies used in preparing these financial statements are the same as those described in the Company's Form 10-K for the year ended December 31, 2005.

2) INTERIM FINANCIAL STATEMENTS:

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 2006 and the consolidated results of operations for the three and nine month periods ended September 30, 2006 and 2005, and cash flows for the nine month period ended September 30, 2006 and 2005.

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

     The consolidated results of operations for the nine month period ended September 30, 2006 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

3) STOCK BASED COMPENSATION:

     At September 30, 2006, the Company has a stock based compensation plan, which is described as follows:

     The Company adopted a Stock Option Plan (the "Plan") that provides for the grant of stock options that are either "incentive" or "non-qualified" for federal income tax purposes. The Plan provided for the issuance of up to a maximum of 150,000 shares of common stock. On May 27, 1998, the shareholders approved and ratified an increase to the Plan from 150,000 to 225,000 shares of common stock, on May 24, 2001, the shareholders approved and ratified an increase to the Plan from 225,000 to 300,000 shares of common stock, on July 26, 2005, the shareholders approved and ratified an increase to the plan from 300,000 to 1,200,000 shares of common stock and on June 5, 2006, the Board of Directors approved and ratified a decrease to the plan from 1,200,000 to 460,000 shares of common stock (subject to adjustment pursuant to customary anti-dilution provisions). Stock options generally vest over a period between one to four years.

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

     In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share Based Payment (Statement 123 (R) ). This Statement requires that the costs of employee share based payments be measured at fair value on the awards' grant date using an option-pricing model and recognized in the financial statements over the requisite service period. This Statement does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants SOP 93-6, "Employer's Accounting for Employee Stock Ownership Plans." Statement 123 (R) supersedes Opinion 25, Accounting for Stock Issued to Employees and its related interpretations, and eliminates the alternative to use Opinion 25's intrinsic value method of accounting, which the Company used through December 31, 2005. Statement 123 (R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123 (R). The second method is the modified retrospective application, which requires that the Company restates prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. Effective January 1, 2006, the Company adopted the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated pro forma disclosures under Statement 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123 (R). For the three and nine months ended September 30, 2006, the Company recorded stock based compensation expense under the provisions of Statement 123 (R) of $31,498 and $84,387, respectively.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation for the nine and three months ended September 30, 2005:

                                           NINE MONTHS          THREE MONTHS
                                       ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                              2005                  2005
                                       -------------------   -------------------
Net (loss)/income                           $(687,356)            $117,507
Deduct:
Total stock based compensation
   expense determined under fair
   value based method for all awards           (3,000)              (1,000)
                                            ---------             --------
   Pro forma net (loss)/income              $(690,356)            $116,507
                                            =========             ========
(Loss)/income per share:
   Basic - as reported                      $   (0.31)            $   0.05
                                            =========             ========
   Diluted - as reported                    $   (0.31)            $   0.05
                                            =========             ========
   Basic - as pro forma                     $   (0.31)            $   0.05
                                            =========             ========
   Diluted - as pro forma                   $   (0.31)            $   0.05
                                            =========             ========

The fair value of options at the date of grant was calculated in 2006 and estimated in 2005 using the Black-Scholes model with the following assumptions:

                                             NINE MONTHS ENDED
                                               SEPTEMBER 30,
                                             -----------------
                                              2006        2005
                                             -----       -----

Expected life (years)                         4.00        4.00
Risk free interest rate                       4.50%       4.50%
Expected volatility                           0.91        0.95
Expected dividend yield                       0.00        0.00
Weighted average fair value per option       $3.40       $4.83

Information with respect to options under the Company's Plan is as follows:

                                                  WEIGHTED
                                   NUMBER OF       AVERAGE
                                    SHARES     EXERCISE PRICE
                                   ---------   ---------------
Balance - December 31, 2005         206,093         $4.36
   Granted                           15,250          4.29
   Exercised                        (20,968)         1.39
   Forfeitures                      (16,719)         4.06
                                    -------
Balance - March 31, 2006            183,656         $4.72
   Granted                           20,500          5.79
   Exercised                              0          0.00
   Forfeitures                       (4,500)         4.59
                                    -------
Balance - June 30, 2006             199,656         $4.84
   Granted                            2,000          3.79
   Exercised                              0          0.00
   Forfeitures                            0          0.00
                                    -------
Balance - September 30, 2006        201,656         $4.83
                                    =======

     The following table summarizes the status of the stock options outstanding and exercisable at September 30, 2006:

                          STOCK OPTIONS OUTSTANDING
-----------------------------------------------------------------------------
                                                                   NUMBER OF
                     WEIGHTED                      WEIGHTED-         STOCK
EXERCISE PRICE        AVERAGE      NUMBER OF       REMAINING        OPTIONS
     RANGE        EXERCISE PRICE    OPTIONS    CONTRACTUAL LIFE   EXERCISABLE
---------------   --------------   ---------   ----------------   -----------

 $0.00 - $4.80        $ 3.199       117,656        4.8 years        70,906
 $4.80 - $9.60        $ 5.881        74,250        4.9 years        13,750
$9.60 - $14.40        $ 9.620           750        3.8 years           750
$14.40 - $19.20       $15.504         8,000        3.2 years         8,000
$24.00 - $28.80       $28.000           500        2.3 years           500
$28.80 - $33.60       $30.000           500        2.0 years           500
                                    -------                         ------
                                    201,656                         94,406
                                    =======                         ======

     At September 30, 2006, 94,406 were exercisable with a weighted average exercise price of $4.77.

4) NET INCOME/(LOSS) PER SHARE:

     The following table sets forth the computation of basic and diluted net income (loss) per share for the nine months and the three months ended September 30, 2006 and 2005.

                                                               NINE MONTHS ENDED          THREE MONTHS ENDED
                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                            ------------------------   -----------------------
                                                             2006           2005          2006         2005
                                                            ----------   -----------   ----------   ----------
NUMERATOR FOR BASIC NET INCOME(LOSS) PER SHARE
   Net income (loss)                                        $  554,972    $ (687,356)  $   12,472   $  117,507
   Preferred dividend                                                          8,897                        --
                                                            ----------    ----------   ----------   ----------
   Net income (loss) available to common stockholders       $  554,972    $ (696,253)  $   12,472   $  117,507
                                                            ==========    ==========   ==========   ==========
NUMERATOR FOR DILUTED NET INCOME(LOSS) PER SHARE
   Net income (loss) available to common stockholders &
      assumed conversion                                    $  554,972    $ (696,253)  $   12,472   $  117,507
                                                            ==========    ==========   ==========   ==========
DENOMINATOR:
   Denominator for basic income (loss)
      per share - weighted-average shares                    2,379,991     2,260,445    2,382,301    2,350,761
                                                            ==========    ==========   ==========   ==========
   Effect of dilutive securities:
   Employee stock options                                       24,444            --       20,906       39,919
                                                            ----------    ----------   ----------   ----------
   Denominator for diluted earnings (loss) per
      share - adjusted weighted-average shares               2,404,435     2,260,445    2,403,207    2,390,680
                                                            ==========    ==========   ==========   ==========
BASIC EARNINGS INCOME (LOSS) PER SHARE:
                                                            ----------    ----------   ----------   ----------
   Net income (loss)                                        $     0.23    $    (0.31)  $     0.01   $     0.05
                                                            ==========    ==========   ==========   ==========
DILUTED EARNINGS INCOME (LOSS) PER SHARE:
                                                            ----------    ----------   ----------   ----------
   Net income (loss)                                        $     0.23    $    (0.31)  $     0.01   $     0.05
                                                            ==========    ==========   ==========   ==========

     During the nine and three month periods ended September 30, 2006, there were 132,938 and 151,000 options that were excluded from the computation of diluted earnings per share since such options have an exercise price in excess of the Company's stock price. During the nine month period ended September 30, 2005, all preferred shares, options and warrants outstanding were excluded from the computation of net loss per share because the effect would have been anti-dilutive. During the three month period ended September 30, 2005, there were 138,030 options that were excluded from the computation of diluted earnings per share since such options had an exercise price in excess of the Company's stock price.

5) CONCENTRATION OF CREDIT RISK:

     The revenues of four customers represented approximately 19%, 14%, 11% and 10% of the revenues for the nine month period ended September 30, 2006. The revenues of three customers represented approximately 21%, 19% and 15% of revenues for the same period in 2005.

6) CREDIT ARRANGEMENT:

     The Company has a line of credit of $4.0 million with Keltic Financial Partners, LP, ("Keltic") based on the Company's eligible accounts receivable balances. The line of credit has certain financial covenants, which the Company must meet on a quarterly basis. There was no outstanding balance at September 30, 2006 or at December 31, 2005. On March 23, 2004, the line of credit was amended and restated to include the following: an extension to June 2007, the removal of the guarantee of the Chief Executive Officer and less restrictive financial covenants. On March 23, 2005, the agreement was restated and amended again to, among other things, include a waiver to certain financial covenants that the Company failed to comply with in the first quarter ending March 31, 2005. On December 1, 2005, the agreement was further amended to reset the EBITDA covenant effective as of October 1, 2005. On March 28, 2006, the agreement was further amended to allow Mr. Shmuel BenTov, the Company's Chairman, Chief Executive Officer and President, and his family to sell their stock ownership in the Company to Helios and Matheson Information Technology Ltd. ("H&M") and to waive the default provision that required Mr. BenTov's ownership in the Company's outstanding shares not to fall below a level of 10%. The Company also failed to comply with the amended EBITDA covenant for the first quarter ending March 31, 2006 and a waiver was obtained from Keltic. The Company was in compliance with the financial covenants for the second and third quarters ending June 30 and September 30, 2006, respectively. The line of credit bears interest at a variable rate based on a prime plus 1.75% and the rate was 10% at September 30, 2006.

     The Company is prohibited from paying dividends on its common stock due to restrictions under the restated and amended Loan and Security Agreement with Keltic. Keltic has consented to the payment of dividends on the Series A and Series B Preferred Stock, provided an event of default does not exist.

     All outstanding shares of the Company's Series A and Series B Preferred Stock were fully converted into common stock during 2005. As a result, there were no outstanding shares of Series A or Series B Preferred Stock as of September 30, 2006 and December 31, 2005, respectively.

7) CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

     The Company has the following commitments as of September 30, 2006: long term obligations of an automobile loan and certain employment contracts, a capital lease obligation and an operating lease obligation. The automobile loan is payable in monthly installments of $1,262, including interest at 6%. One of the Company's subsidiaries, T3 Media, which ceased operations in 2001, had entered into a series of capital lease obligations, which the Company had guaranteed. The Company has two operating leases for its corporate headquarters located in New York and its branch office in New Jersey.

     The Company's commitments at September 30, 2006, are comprised of the following:

                                              PAYMENTS DUE BY PERIOD
                                 ------------------------------------------------------
                                              LESS THAN     1 - 3     3 - 5   MORE THAN
CONTRACTUAL OBLIGATIONS             TOTAL       1 YEAR      YEARS     YEARS    5 YEARS
------------------------------   ----------   ----------   --------   -----   ---------
LONG TERM OBLIGATIONS
Automobile Loan                  $    2,506   $    2,506   $     --    $--       $--
Employment Contracts                825,000      540,000    285,000     --        --
CAPITAL LEASE OBLIGATIONS
Capital Lease - Short Term          290,517      290,517         --     --        --
OPERATING LEASES
Rent - office space - NY/NJ         268,266      268,266         --     --        --
                                 ----------   ----------   --------    ---       ---
TOTAL                            $1,386,289   $1,101,289   $285,000    $--       $--
                                 ==========   ==========   ========    ===       ===

     As of September 30, 2006, the Company does not have any "Off Balance Sheet Arrangements".

8) VANGUARD RELEASE

     As of June 1, 2006, the Company and Mr. BenTov (the "TACT Releasors") entered into and delivered general releases and covenants not to sue, pursuant to which the TACT Releasors released and covenanted not to sue Vanguard
Info-

Solutions Corporation ("Vanguard") and certain Vanguard-related persons, including (without limitation) its directors, officers, agents and certain advisors of Vanguard (the "Vanguard Released Parties"), in connection with any and all claims existing as of the date of such releases and covenants, including, without limitation, any claims that were related to the terminated Vanguard transaction (see Item 2 "-Overview"). In connection therewith, the Company received an aggregate of $1,100,000 (without giving the affect to the Company's payment of $219,000 for fees and costs incurred in connection with this recovery), and the Company and certain related persons, including (without limitation) Mr. BenTov, received general releases and covenants not to sue from certain of the Vanguard Released Parties.

Selling, General and Administrative expenses have been reduced by net proceeds of $881,000 from the release of claims relating to the terminated Vanguard transaction for the nine months ended September 30, 2006.

9) PROVISION FOR INCOME TAXES

     The provision for income taxes as reflected in the condensed consolidated statements of operations varies from the expected statutory rate primarily due to the utilization of net operating loss carry-forwards. Internal Revenue Code
Section 382 ("Code") places a limitation on the utilization of Federal net operating loss and other credit carry-forwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percentage point change in ownership occurs. On September 5, 2006, H&M acquired a greater than 50 percent ownership of the Company. Accordingly, the actual utilization of the net operating loss carry-forwards and other deferred tax assets for tax purposes are limited annually under Code to a percentage (currently about four and a half percent) of the fair market value of the Company at the date of this ownership change. Taxable income generated during the three months ended September 30, 2006 is not expected to exceed this limitation. The Company maintains a valuation allowance against additional deferred tax assets arising from net operating loss carry-forwards since, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

OVERVIEW

     Since 1983, TACT has provided Information Technology ("IT") services and solutions to Fortune 1000 companies and other large organizations. In 1997, TACT became a public company (NASDAQ Capital Market: TACX), headquartered in New York, NY. In addition, TACT has offices in Clark, NJ and Bangalore, India.

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

     When TACT is engaged by its clients to implement IT solutions or services, it uses its SMART Approach. TACT's SMART Approach is a leading edge set of end-to-end solutions and services that include Strategy, Methodology, Architecture, Resources and Tools. The Strategy is developed together with the client to ensure that the client's goals and objectives are met. The Methodology is a tried and true TACT Methodology that is followed in order to implement the Strategy. The solutions and services are built on a robust Architecture, utilize highly qualified TACT Resources and exploits best-of-breed Tools.

     TACT is an end-to-end IT solutions and services provider focused on leveraging existing systems and data. The Company's goal is to empower customers through the utilization of technology to reduce costs, improve services and increase revenues. The Company delivers migrations and conversions of legacy systems, web enablement of existing systems, custom development, performance optimization, migrations and conversions, outsourcing, strategic sourcing and enterprise wide IT consulting, and software solutions. In addition, TACT established TACT Global Services Private Limited ("TGS"), an offshore subsidiary, in order to enhance its offshore presence in its continuing effort to stay competitive in the industry. Growth in IT services has become more price competitive. The Company's ability to blend more offshore work into its pricing will allow it to be more price competitive.

     Rapid technological advances and the wide acceptance and use of the Internet as a driving force in commerce, accelerated the growth of the IT industry. These advances, including more powerful and less expensive computer technology, fueled the transition from predominantly centralized mainframe computer systems to open and distributed computing environments and the advent of capabilities such as relational databases, imaging, software development productivity tools, and web-enabled software. These advances expand the benefits that users can derive from computer-based information systems and improve the price-to-performance ratios of such systems. As a result, an increasing number of companies are employing IT in new ways, often to gain competitive advantages in the marketplace, and IT services have become an essential component of their long-term growth strategies. The same advances that have enhanced the benefits of computer systems rendered the development and implementation of such systems increasingly complex. In addition, there is a shortage of IT consultants qualified to support these systems. Accordingly, organizations turned to external IT services organizations such as TACT to develop, support and enhance their internal IT systems. The Company continued to expand its sales and recruiting function in its effort to further increase its revenues in both the short-term and the long-term. The Company experienced a delay in the start of projects from existing customers during the first quarter of 2006. This situation began to improve in the second quarter of 2006. The Company continues to experience extended lead times in closing new projects which is impacting revenue growth, through the third quarter of 2006.

     Approximately, 61% of the Company's consulting services revenues were generated from the hourly billing of its consultants' services to its clients under time and materials engagements, with the remainder generated under fixed-price engagements for the third quarter of 2006. The Company has established standard-billing guidelines for consulting services based on the type of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a semi-monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.

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

     The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company's operating performance is primarily based upon billing margins (billable hourly rate less the consultant's hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). Gross margins improved through 2005, primarily due to improved utilization rates and decreases in consultant costs. Through the second quarter of 2006, while utilization rates remained relatively constant, gross margin decreased. The decrease in gross margin was attributable to a change in the mix of time and material work to fixed price projects due to the completion of two major fixed price contracts at the end of 2005 and the increased salary costs of consultants. During the third quarter of 2006, gross margin improved primarily due to improved utilization rates and a decrease in consultant costs. Large portions of the Company's engagements are on a time and materials basis. While most of the Company's engagements allow for periodic price adjustments to address, among other things, increases in consultant costs, to date clients have been adverse to accepting cost increases. TACT also actively manages its personnel utilization rates by constantly monitoring project requirements and timetables. Through the Company's cost containment and work force rationalization efforts, TACT's recent utilization rate is currently at 90%. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in TACT's training programs in order to expand their technical skill sets. TACT carefully monitors consultants that are not utilized and has established guidelines for the amount of non-billing time that it allows before a consultant is terminated.

     On July 19, 2002, the Company acquired all of the common stock of International Object Technology, Inc. ("IOT") for a combination of deferred cash consideration of $650,000 and 317,500 shares of TACT unregistered common stock, which has been retroactively adjusted to reflect the one-for-four reverse stock split that occurred on January 7, 2004 and was valued at $635,000. The acquisition of IOT was accounted for using the purchase method of accounting. Accordingly, the results of operations of IOT are included in the Company's consolidated results of operation from the date of acquisition. The purchase price of the acquisition exceeded the fair market value of the net assets acquired, resulting in the recording of goodwill of $1,181,520 and other identifiable intangibles of $312,000 with the identifiable intangible assets being amortized over a three year period on a straight line basis. These intangible assets were fully amortized during 2005. IOT was a privately owned, professional services firm that provides data management and business intelligence solutions, technology consulting and project management services. During the first quarter of 2006, IOT's operations were fully integrated into TACT.

     On April 11, 2005, the Company completed an investment in TGS, an offshore joint venture, in the amount of $250,000, which represented approximately a 68% ownership. A minority partner invested $100,000 for the remaining 32% ownership. From April 11, 2005 to September 2005, the Company recorded its proportionate ownership share of the results of TGS. In September 2005, the Company increased its ownership to 100% by purchasing the minority partners investment for $100,000. From September 2005 to September 30, 2006, the Company has consolidated the results of TGS in its financial statements.

     On January 21, 2005, the Company entered into a Share Exchange Agreement (the "Share Exchange Agreement") with Vanguard, a New Jersey corporation, the Vanguard shareholders and the authorized representative of the Vanguard shareholders named therein providing for an exchange of 7,312,796 shares of the Company's common stock for all of the issued and outstanding shares of capital stock of Vanguard (the "Share Exchange"). Additionally, on January 21, 2005, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Oak Finance Investments Limited ("Oak"), a British Virgin Islands company, providing for the sale of between 625,000 and 1,250,000 shares of the Company's common stock to Oak at a cash purchase price of $8.00 per share (the "Share Issuance"). The Company's Chairman, Chief Executive Officer and President, Mr. Shmuel BenTov had also entered into an agreement under which he has agreed to sell all of his shares of TACT capital stock to Oak in a separate transaction at $10.25 per share.

     On August 4, 2005, the Company terminated the Share Exchange Agreement with Vanguard and its stockholders and the Stock Purchase Agreement with Oak, pursuant to the terms of each agreement.

     As of June 1, 2006, the Company and Mr. BenTov (the "TACT Releasors") entered into and delivered general releases and covenants not to sue, pursuant to which the TACT Releasors released and covenanted not to sue Vanguard and certain Vanguard-related persons, including (without limitation) its directors, officers, agents and certain advisors of Vanguard (the "Vanguard Released Parties"), in connection with any and all claims existing as of the date of such releases and covenants, including, without limitation, any claims that were related to the terminated Vanguard transaction. In connection therewith, the Company received an aggregate of $1,100,000 (without giving the affect to the Company's payment of $219,000 for fees and costs incurred in connection with this recovery), and the Company and certain related persons, including (without limitation) Mr. BenTov, received general releases and covenants not to sue from certain of the Vanguard Released Parties.

     Selling, General and Administrative expenses have been reduced by net proceeds of $881,000 from the release of claims relating to the terminated Vanguard transaction for the nine months ended September 30, 2006.

     In 2006, H&M acquired 52% of the outstanding voting stock of TACT. H&M is an IT services organization with its corporate headquarters in Chennai, India. H&M is a publicly listed company on three stock exchanges in India, the National

Stock Exchange (NSE), the Stock Exchange, Mumbai (BSE) and Madras Stock Exchange
(MSE). H&M is included in the Bombay Stock Exchange 500 Stock Index.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues of certain items included in the Company's Statements of Operations:

                                 NINE MONTHS ENDED   THREE MONTHS ENDED
                                   SEPTEMBER 30,       SEPTEMBER 30,
                                 -----------------   ------------------
                                    2006    2005        2006    2005
                                   -----   -----       -----   -----
REVENUES                           100.0%  100.0%      100.0%  100.0%
COST OF REVENUES                    71.9%   71.8%       69.8%   72.3%
                                   -----   -----       -----   -----
GROSS PROFIT                        28.1%   28.2%       30.2%   27.7%
OPERATING EXPENSES                  25.2%   31.6%       30.2%   25.8%
                                   -----   -----       -----   -----
INCOME/(LOSS) FROM OPERATIONS        2.9%   (3.4)%       0.0%    1.9%
                                   -----   -----       -----   -----
NET INCOME/(LOSS)                    3.0%   (3.5)%       0.2%    1.7%
                                   =====   =====       =====   =====

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2006 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

     REVENUES. Revenues for the three months ended September 30, 2006 were $6.0 million, an $887,000 decrease from the comparable 2005 period. Consulting revenues declined by $866,000 primarily due to a decrease in time and material billing.

     GROSS PROFIT. The gross profit for the three months ended September 30, 2006 was $1.8 million, a decrease of $95,000 from the third quarter of 2005. As a percentage of total revenues, gross margin for the three months ended September 30, 2006 was 30.2% compared to 27.7% for the three months ended September 30, 2005. This percentage increase is due to an improved utilization rate as well as a decrease in consultant costs.

     OPERATING EXPENSES. Operating expenses are comprised of Selling, General and Administrative ("SG&A") expenses, and, depreciation and amortization. SG&A expenses, which were $1.7 million in the third quarter 2005, increased slightly by $41,000, or 2.4% in the third quarter of 2006. Depreciation and amortization expenses decreased $7,000.

     TAXES. Taxes increased $2,000 from $7,000 from the third quarter in 2005 to $9,000 in the third quarter of 2006. The increase is primarily due to the Company generating pre-tax income during the second quarter of 2006. The full impact of taxes associated with the pre-tax income was minimized by the utilization of a portion of the Company's net loss carry-forward. In addition, deferred taxes were not impacted by the pre-tax income during the third quarter of 2006 since such amounts are fully reserved as of September 30, 2006 and December 31, 2005.

     NET INCOME/(LOSS). As a result of the above, the Company had a net income of $12,500 or $0.01 per basic and diluted share in the third quarter of 2006 compared to a net income of $117,500 or $0.05 per basic and diluted share in the third quarter of 2005.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2006 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

     REVENUES. Revenues for the nine months ended September 30, 2006 were $18.6 million, a decrease of $1.0 million from the comparable 2005 period. Consulting revenues declined by $1.5 million primarily due to the completion of a number of projects during the end of 2005 that were not replaced in 2006. The Company also experienced a delay in the start up of projects from existing customers during the first quarter of 2006. This situation began to improve in the second quarter of 2006. The Company experienced extended lead times in closing new projects which has impacted revenue growth. Offsetting the decline in consulting revenues was an increase in software revenue related to sales that were primarily closed during the second quarter in 2006.

     GROSS PROFIT. The gross profit decreased by $328,000, or 5.9%, from $5.6 million for the nine months ended September 30, 2005 to $5.2 million for the nine months ended September 30, 2006. The decrease in gross margin is attributable to a change in the mix of time and material work to fixed price projects due to the completion of a number of fixed priced contracts at the end of 2005 that were not replaced in 2006 and the increased salary costs of consultants which the Company was not able to pass along to its clients. As a percentage of total revenues, gross margin remained relatively constant at approximately 28% for the nine months ending September 30, 2006 and 2005, respectively.

     OPERATING EXPENSES. Operating expenses are comprised of SG&A expenses, and, depreciation and amortization. SG&A expenses decreased by $1.5 million or 24.8%, from $6.1 million for the nine months ended September 30, 2005 to $4.6 million for the nine months ended September 30, 2006. SG&A for the nine months ended September 30, 2006 has been reduced by $881,000 of net proceeds received in connection with the release of claims relating to the terminated Vanguard transaction (discussed in "-Overview" above), while the comparable 2005 period included $1.2 million of Vanguard transaction related costs. Excluding these transaction related items, SG&A increased by $552,000 as a result of increases in compensation primarily related to sales and marketing staff and an increase in other professional fees. Depreciation and amortization expenses decreased $51,000 or 31.1% from $163,000 in 2005 compared to $112,000 in 2006, respectively, as a result of the IOT intangible assets becoming fully amortized and certain fixed assets becoming fully depreciated.

     TAXES. Taxes increased $9,000 from $17,000 in the nine months ended September 30, 2005 to $26,000 in the nine months ended September 30, 2006. The increase is primarily due to the pre-tax income the Company generated during the second quarter of 2006. The full impact of taxes associated with the pre-tax income was minimized by the utilization of a portion of the Company's net loss carry-forward. In addition, deferred taxes were not impacted by the pre-tax income during the third quarter of 2006 since such amounts are fully reserved as of September 30, 2006 and December 31, 2005.

     NET INCOME/(LOSS). As a result of the above, the Company had net income of $555,000 or $0.23 per basic and diluted share for the nine months ended September 30, 2006 compared to a net loss of ($687,000) or ($0.31) per basic and diluted share for the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a line of credit of $4.0 million with Keltic based on the Company's eligible accounts receivable balances. The line of credit has certain financial covenants, which the Company must meet on a quarterly basis. There was no outstanding balance at September 30, 2006 or at December 31, 2005. On March 23, 2004, the line of credit was amended and restated to include the following: an extension to June 2007, the removal of the guarantee of the Chief Executive Officer and less restrictive financial covenants. On March 23, 2005, the agreement was restated and amended, again to, among other things, include a waiver to certain financial covenants that the Company failed to comply with in the first quarter ending March 31, 2005. On December 1, 2005, the agreement was further amended to reset the EBITDA covenant effective as of October 1, 2005. On March 28, 2006, the agreement was further amended to allow Mr. Shmuel BenTov, the Company's Chairman, Chief Executive Officer and President, and his family to sell their stock ownership in the Company to H&M and to waive the default provision that required Mr. BenTov's ownership in the Company's outstanding shares not to fall below a level of 10%. The Company also failed to comply with the amended EBITDA covenant for the first quarter ending March 31, 2006 and a waiver was obtained from Keltic. The Company was in compliance with the financial covenants for the second and third quarters ending June 30 and September 30, 2006, respectively. The line of credit bears interest at a variable rate based on prime plus 1.75% and the rate was 10% at September 30, 2006.

     The Company is prohibited from paying dividends on its common stock due to restrictions under the restated and amended Loan and Security Agreement with Keltic. Keltic has consented to the payment of dividends on the Series A and Series B Preferred Stock, provided an event of default does not exist.

     All outstanding shares of the Company's Series A and Series B Preferred Stock were fully converted into common stock during 2005. As a result, there were no outstanding shares of Series A or Series B Preferred Stock as of September 30, 2006 and December 31, 2005, respectively.

     The Company acquired a 51% ownership interest in T3 Media as a result of several investments in 1998 and 1999. Due to deterioration in performance and market conditions for T3 Media's services, the operations of T3 Media ceased in the second quarter of 2001. T3 Media had entered into a series of capital lease obligations, which the Company had guaranteed, to finance its expansion plans, covering leasehold improvements, furniture and computer-related equipment. The amount outstanding under such leases was approximately $291,000 at September 30, 2006 and at December 31, 2005.

     The Company's cash balances were approximately $2.8 million at September 30, 2006 and $2.2 million at December 31, 2005. Net cash provided by operating activities for the nine months ended September 30, 2006 was approximately $732,000 (which included $881,000 of net proceeds received in connection with the release of claims relating to the terminated Vanguard transaction) compared to $1.5 million of net cash used in operating activities for the nine months ended September 30, 2005 (which included $1.2 million of Vanguard transaction related costs). Excluding these transaction related items, net cash used in operating activities for the nine months ended September 30, 2006 was approximately $149,000 compared to $313,000 of net cash used in operating activities for the nine months ended September 30, 2005.

     The Company's accounts receivable, less allowance for doubtful accounts, at September 30, 2006 and December 31, 2005 were $4.3 million and $4.4 million, respectively, representing 60 and 53 days of sales outstanding, respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.

     Net cash used in investing activities was approximately $89,000 and $76,000 for the nine months ended September 30, 2006 and 2005. In each of these periods, additions to property and equipment were $98,000 and $74,000, respectively.

     Net cash provided by/(used in) financing activities was approximately $18,000 and ($95,000) at September 30, 2006 and 2005.

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

     The Company incurred operating income in the nine months ended September 30, 2006 of $547,000 and net income of $555,000. In the nine months ended September 30, 2005, the Company had an operating loss of ($667,000) and a net loss of ($687,000). There is no guarantee that the Company can achieve profitability on a quarterly or annual basis in the future. If revenues grow slower than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly the Company will continue to experience losses and the results of operations and financial condition will be materially and adversely affected.

OFF BALANCE SHEET ARRANGEMENTS

     As of September 30, 2006, the Company does not have any "Off Balance Sheet Arrangements".

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     During the nine months ended September 30, 2006, there were no material changes outside the ordinary course of the Company's business to the Company's contractual obligations and commitments, which were discussed in the table appearing in the Liquidity and Capital Resources section, under the Contractual Obligations header in Item 7 of the Company's Form 10-K for the year ended December 31, 2005. Effective as of May 1, 2006, the Company entered into a two year employment agreement with Mr. Salvatore M. Quadrino as Chief Financial Officer of the Company at an initial annual base salary of $180,000 and Mr. Shmuel BenTov's employment agreement was extended from December 31, 2007 until March 31, 2008 on the same terms and conditions.

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

     Changes in internal controls. There were no significant changes in the Company's internal control over financial reporting in connection with an evaluation that occurred during its third fiscal quarter of 2006 that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.

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

     H&M owns approximately 52.0% of the issued and outstanding voting securities of the Company. Therefore, H&M will have control over certain matters requiring stockholder approval, including the election of directors and approval of certain corporate transactions. The impact of this change in control on the Company's business and operations cannot be predicted at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

     The Company is prohibited from paying dividends on its common stock due to restrictions under the restated and amended Loan Agreement with Keltic.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 22, 2006, the Company held its annual meeting of shareholders (the "Annual Meeting") for the following purposes:

     Proposal 1. To elect the Board of Directors of the Company to serve until the annual meeting of shareholders in 2007 and until their respective successors are duly elected and qualified;

     Proposal 2. To ratify the appointment of Mercadien P.C. as the independent auditors of the Company for the year ending December 31, 2006; and

     Proposal 3. To approve an amendment to the Company's Certificate of Incorporation to change the Company's name to Helios & Matheson North America Inc.

     The shareholders approved the election of Messrs. Shmuel BenTov, Steven S. Mukamal, William P. Miller, Rabin Dhoble, Shankar Ram, Daniel Thomas, Shri Jambunathan, Kishan Grama Ananthram and Divya Ramachandran as the directors of the Company by the following number of votes:

NAME                              IN FAVOR   AGAINST   ABSTAINED   UNVOTED
---------                        ---------   -------   ---------   --------
SHMUEL BENTOV                    1,849,565      0        5,214         0
STEVEN S. MUKAMAL                1,846,890      0        7,889         0
WILLIAM P. MILLER                1,849,565      0        5,214         0
RABIN DHOBLE                     1,849,565      0        5,214         0
SHANKAR RAM                      1,849,565      0        5,214         0
DANIEL THOMAS                    1,849,565      0        5,214         0
SHRI JAMBUNATHAN                 1,849,565      0        5,214         0
KISHAN GRAMA ANANTHRAM           1,849,565      0        5,214         0
DIVYA RAMACHANDRAN               1,849,565      0        5,214         0

     The shareholders approved the ratification of the appointment of Mercadien P.C. as the independent public accountants of the Company for the fiscal year ending December 31, 2006 by the following number of votes:

                    IN FAVOR    AGAINST   ABSTAINED   UNVOTED
                    ---------   -------   ---------   -------
                    1,846,740      0        8,039        0

     The shareholders approved an amendment to the Company's Certificate of Incorporation to change the Company's name to Helios & Matheson North America Inc. by the following number of votes:

                    IN FAVOR    AGAINST   ABSTAINED   UNVOTED
                    ---------   -------   ---------   -------
                    1,826,943    27,836       0          0

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

                                           THE A CONSULTING TEAM, INC.


                                           By: /s/ Shmuel BenTov
                                               ---------------------------------
DATE: NOVEMBER 13, 2006                        Shmuel BenTov
                                               Chairman, Chief Executive Officer
                                               and President


                                           By: /s/ Salvatore M. Quadrino
                                               ---------------------------------
DATE: NOVEMBER 13, 2006                        Salvatore M. Quadrino
                                               Chief Financial Officer