Form 10-K
period 2006-12-31
Helios & Matheson North America Inc.
filed 2007-03-29
CIK 1040792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One):

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-22945
HELIOS & MATHESON NORTH AMERICA INC.
(Exact Name of Registrant as Specified in Its Charter)

New York (State or Other Jurisdiction of Incorporation or Organization)	13-3169913 (I.R.S. Employer Identification No.)

200 Park Avenue South New York, New York 10003 (Address of Principal Executive Offices)	(212) 979-8228 (Registrant’s Telephone Number, Including Area Code)
     Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which Registered
Common Stock, par value $.01 per share	NASDAQ Capital Market CM
     Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $5,475,133 based on the average of the bid and asked prices of the registrant’s common stock on The NASDAQ Capital Market CM on the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 27, 2007, there were 2,385,384 shares of the registrant’s common stock, $.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders, which will be filed on or before April 30, 2007, are incorporated by reference into Part III of this Report. See Item 15 for a list of exhibits incorporated by reference into this Report.

PART I
This Annual Report on Form 10-K contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (“SEC”) filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements due to risks and factors identified from time to time in the Company’s filings with the SEC including those discussed in this Report. Part I, Item 1A Risk Factors of this Annual Report discusses risk factors.
ITEM 1. BUSINESS
General
     Helios & Matheson North America Inc. (formerly The A Consulting Team, Inc.) (“Helios & Matheson” or the “Company”) was incorporated in the state of New York in February of 1983 and became a public company in August of 1997. The Company is headquartered in New York, New York and has offices in Clark, New Jersey and Bangalore, India. The Company provides a wide range of information technology (“IT”) consulting, custom application development and solutions to Fortune 1000 companies and other large organizations. The Company supports all major computer technology platforms and supports client IT projects by using a broad range of third-party software applications.
     Effective as of January 30, 2007, the Company changed its name from The A Consulting Team, Inc. to Helios & Matheson North America Inc. The name change reflects the Company’s desire to develop long term, mutually beneficial opportunities both in the United States and globally through its association with Helios & Matheson Information Technology Ltd. (“Helios & Matheson Parent”), an IT services organization with corporate headquarters in Chennai, India and the owner of approximately 52% of the Company’s outstanding common stock. The Company’s shares are listed on The NASDAQ Capital MarketCM under the symbol “HMNA”.
Industry Background
     Rapid technological advances and the wide acceptance and use of the Internet as a driving force in commerce, accelerated the growth of the IT industry. These advances, including more powerful and less expensive computer technology, fueled the transition from predominantly centralized mainframe computer systems to open and distributed computing environments and the advent of capabilities such as relational databases, imaging, software development productivity tools, and web-enabled software. These advances expand the benefits that users can derive from computer-based information systems and improve the price-to-performance ratios of such systems. As a result, an increasing number of companies are employing IT in new ways, often to gain competitive advantages in the marketplace, and IT services have become an essential component of their long-term growth strategies. The same advances that have enhanced the benefits of computer systems rendered the development and implementation of such systems increasingly complex. In addition, there has been a trend to outsource IT development and services to third party IT service providers like the Company. Many companies outsource such work because their internal personnel lack the qualifications for certain projects or they have an insufficient number of internal staff to address all of the projects being undertaken. Outsourcing also enables companies to realize cost efficiencies through reduced personnel costs. Accordingly, organizations turned to external IT services organizations such as Helios & Matheson to develop, support and enhance their internal IT systems. The Company continued to expand its sales and recruiting function in its effort to further increase its revenues in both the short-term and the long-term.
Strategy
     Helios & Matheson endeavors to provide world class IT Services in the areas of Staffing, Projects and Outsourcing to its expanding client base through high quality, value based offerings, partner based customer alignment and outstanding service delivery. It provides its clients with high quality, technology-based consulting services in the areas of migrations and conversions of legacy systems, performance optimization, business intelligence and reporting, custom development, strategic sourcing, enterprise-wide IT consulting, outsourcing and software solutions. The Company’s goal is to realize consistent growth and competitive advantage through the following strategic initiatives:

     Cross-sell Additional Services to Existing Clients. By offering existing clients additional IT consulting services and software, Helios & Matheson intends to leverage its existing client base. The Company’s relationships with current clients provide opportunities to market additional services in current and new geographical markets.
     Expand Client Base. The Company is developing additional client relationships in geographic markets where the Company maintains offices (New York, New York and Clark, New Jersey) through targeted marketing initiatives, participation in local trade shows, user group meetings and conventions and referrals from existing clients.
     Offshore Expansion. The Company is dedicated to providing cost efficient competitive services to its clients through its Flexible Delivery Model which allows for dynamically configurable Onsite, Onshore or Offshore service delivery based on the needs of the clients. This capability is made possible by our investment in TACT Global Services Private Limited (“TGS”), the Company’s subsidiary operating in India.
     Acquisitions and Strategic Relationships. On July 19, 2002, the Company consummated the acquisition of all of the issued and outstanding capital stock of International Object Technology, Inc. (“IOT”). IOT was a privately owned, professional services firm that provided data management and business intelligence solutions, technology consulting and project management services.
     On April 11, 2005, the Company completed an investment in TGS, an offshore joint venture operating in India. In September 2005, the Company increased its ownership to 100% of TGS by purchasing the interest owned by minority partners. The Company’s ownership of TGS substantially enhances the Company’s offshore presence in its continuing endeavor to stay competitive in the industry.
     The Company continuously looks for companies and other organizations that it may acquire or develop other relationships with that are strategic to the Company’s business. The Company has established certain acquisition criteria. It is primarily interested in companies and organizations that are (i) established in geographic locations of the Company, (ii) has a depth of service offerings that the Company finds attractive or (iii) a customer base that the Company can cross sell its services into.
     Operational Efficiencies and Cost Reductions. The Company has restructured its operations and reduced its cost structure by migrating to a flexible workforce and reducing corporate and general administrative expenses.
Helios & Matheson Operations
     Consulting, T&M, Projects, Outsourcing. Helios & Matheson provides a wide range of IT consulting services, including technology infrastructure advisory services and systems architecture design for Fortune 1000 companies and other large organizations. These services account for over 90% of the Company’s revenues. The Company’s solutions are based on an understanding of each client’s enterprise model. The Company’s accumulated knowledge may be applied to new projects such as planning, designing and implementing enterprise-wide information systems, database management services, performance optimization, migrations and conversions, strategic sourcing, outsourcing and systems integration.
     Helios & Matheson delivers its IT solutions through Helios & Matheson Solution Teams composed of Client Partners, Solution Partners, Project Managers, and Technical Specialists. These professionals possess the project management skills, technical expertise and industry experience to identify and effectively address a particular client’s technical needs in relation to its business objectives. Helios & Matheson’s focus on providing highly qualified IT professionals allows the Company to identify additional areas of the client’s business which could benefit from the Company’s IT solutions, thereby facilitating the cross-marketing of multiple Company services. The Company keeps its Solution Teams at the forefront of emerging technologies through close interaction with Helios & Matheson research personnel who identify innovative IT tools and technologies. As a result, management believes that Helios & Matheson Solution Teams are prepared to anticipate client needs, develop appropriate strategies and deliver comprehensive IT services, thereby allowing the Company to deliver the highest quality IT services in a timely fashion.
     A Solution Team is typically deployed from one of the Company’s offices in order to provide solutions to its clients by utilizing local resources. Management’s experience has been that the presence established by a local office improves the Company’s ability to attract local clients, as well as its ability to attract, develop, motivate and retain locally-based IT professionals. The Company’s corporate headquarters is supported by its Clark, New Jersey office, which performs many functions, allowing personnel at corporate headquarters to focus on recruiting, sales and marketing.

     Business Process Outsourcing. During 2004, Helios & Matheson began to provide business process outsourcing services (“BPO”) to its clients. The Company believes that this is an area where substantial growth opportunities exist. Through 2006, the Company experienced only minimal growth in this area and plans on focusing resources on growing this line of business in the future.
     Software. Helios & Matheson markets and distributes a number of software products developed by independent software developers. The Company believes its relationships with over 70 software clients throughout the country provide opportunities for the delivery of additional Company consulting and training services. The software products offered by Helios & Matheson are developed in the United States, England and Finland and marketed primarily through trade shows, direct mail, telemarketing, client presentations and referrals. Revenue from the sale of software is ancillary to the Company’s total revenues.
Clients
     The Company’s clients consist primarily of Fortune 1000 companies and other large organizations. The Company’s clients operate in a diverse range of industries with a concentration in the pharmaceutical, financial services, and automotive industries. Five of the Company’s top ten clients measured by revenue for the year ended December 31, 2006 had been clients for over five years. In 2006, four of the Company’s largest customers were Pfizer, BMW, Mellon Investor Services and Metropolitan Life Insurance Co., representing approximately 21%, 14%, 10% and 10% of total revenues respectively. Besides these customers, no other customer represented greater than 10% of the Company’s revenues. During 2007, the Company expects that a significant portion of its revenues will continue to come from these clients.
     Approximately, 96%, 99% and 99% of all of the Company’s revenues were derived from sources within the United States for the years ended December 31, 2006, 2005 and 2004, respectively.
New Business Enabling Technologies
     Helios & Matheson continuously investigates new business enabling technologies developed by third parties to determine their viability and potential acceptance in the Fortune 1000 marketplace. The Company’s staff works diligently to identify those “bleeding-edge” technologies that will succeed as “leading-edge” business solutions. Helios & Matheson personnel are highly qualified in delivering these technology enabled business solutions.
Sales and Marketing
     The Company’s marketing strategy is to develop long-term mutually beneficial relationships with existing and new clients that will lead to the Company becoming a preferred provider of IT services. The Company seeks to employ a “cross selling” approach where appropriate to expand the number of services utilized by a single client. Other sales and marketing methods include client referrals, networking and attending trade shows. At December 31, 2006, the Company employed 10 sales and marketing personnel. Another marketing resource, which has also served the Company in its recruiting efforts, is the Company’s web site at http://www.hmna.com. The web site provides information about the Company’s consulting services and software products to the IT community.
Competition
     The market for IT consulting services is intensely competitive. It is affected by rapid technological advances and includes a large number of competitors. The Company’s competitors include the current or former consulting divisions of “Big Four” accounting firms, systems consulting and implementation firms, application software development firms, management consulting firms, divisions of large hardware and software companies, offshore outsourcing companies and niche providers of IT services. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than the Company. In addition, the Company competes with its clients’ internal resources, particularly when these resources represent an existing cost to the client. Such competition may impose additional pricing pressures on the Company.
     The Company believes that the principal competitive factors in the IT services market include breadth of services offered, technical expertise, knowledge and experience in the industry, quality of service and responsiveness to client needs. The Company believes it competes primarily based on its in-depth technical expertise, timely delivery of products and services and quality of service.

     A critical component of the Company’s ability to compete in the marketplace is its ability to attract, develop, motivate and retain skilled professionals. The Company believes it can compete favorably in hiring such personnel by offering competitive compensation packages and attractive assignment opportunities.
Human Resources
     At December 31, 2006, the Company had 98 personnel, of whom 60 were consultants, 6 were recruiting personnel, 10 were sales and marketing personnel, 3 were technical and customer service personnel and 19 were executive, financial and administrative personnel. None of the Company’s employees are represented by a labor union, and the Company has never incurred a work stoppage. In addition to the Company’s 98 personnel, the Company was utilizing the services of 51 independent contractors at December 31, 2006. These independent contractors act as consultants and they are not employees of the Company. There can be no assurance that the services of a sufficient number of consultants and independent contractors will continue to be available to the Company on terms acceptable to the Company or with the qualifications necessary for the Company to efficiently operate and grow its business.
Long-Lived Assets
     Substantially, all of the Company’s long-lived assets were located in the United States for the years ended December 31, 2006, 2005 and 2004, respectively.
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
     Effective as of January 30, 2007, the Company changed its name from The A Consulting Team, Inc. to Helios & Matheson North America Inc. The name change reflects the Company’s desire to develop long term, mutually beneficial opportunities both in the United States and globally through its association with Helios & Matheson Parent, an information technology services organization with corporate headquarters in Chennai, India and the owner of approximately 52% of the Company’s outstanding common stock. Helios & Matheson Parent has granted the Company a non-exclusive right to use the name “Helios & Matheson” and related trademarks, service names and service marks. Helios & Matheson Parent has the right to terminate the Company’s right to use such name and related trademarks and service marks upon each of the following events: (i) the Company duly and properly effectuates a change of the Company’s corporate name which change is not consented to or approved by Helios & Matheson Parent; (ii) the Company consummates a business combination or merger, pursuant to which the Company is not the surviving corporation, or the Company consummates a sale of all or substantially all of its assets without the consent or approval of Helios & Matheson Parent and (iii) the Company files, or becomes a debtor subject to, a bankruptcy proceeding which proceeding or filing was not commenced by Helios & Matheson Parent or consented to by Helios & Matheson Parent. The Company could be materially adversely affected if Helios & Matheson Parent terminated the Company’s rights to use such name and the related trademarks and service marks as the Company would be forced to change its name, commence marketing under a new name and would not be able to enjoy the benefits of the Company’s marketing efforts under the name Helios & Matheson. The Company is reliant upon Helios & Matheson Parent to protect the Helios & Matheson’s trademarks, trade names, service marks and service names.
     All ownership rights to software developed by the Company in connection with a client engagement are typically assigned to the client. In limited situations, the Company may retain ownership or obtain a license from its client, which permits the Company or a third party to market the software for the joint benefit of the client and the Company or for the sole benefit of the Company.
Seasonality
     The Company’s business has not been affected by seasonality.

ITEM 1A. RISK FACTORS
Factors that Could Affect Operating Results
     Statements included in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the SEC. Such forward-looking statements involve risk and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements may include, without limitation, statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to the following factors, among other risks and factors identified from time to time in the Company’s filings with the SEC. Among the important factors on which such statements are based are assumptions concerning the anticipated growth of the information technology industry, the continued needs of current and prospective customers for the Company’s services, the availability of qualified professional staff, and price and wage inflation.
     Operating Losses
     The Company incurred an operating loss for the year ended December 31, 2005, of ($461,000) and a net loss of ($484,000). There is no guarantee that the Company can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow slower than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly the Company could experience losses and the results of operations and financial condition would be materially and adversely affected.
     Capital Requirements
     The Company may be unable to meet its future capital requirements. The Company has a line of credit up to $4.0 million with Keltic Financial Partners, LP (“Keltic”) based on the Company’s eligible accounts receivable balances. Net availability at December 31, 2006 was approximately $2.0 million. The Keltic line of credit is due to expire on June 27, 2007. The Company may require additional financing in the future in order to continue to implement its product and services development, marketing and other corporate programs. The Company may not be able to obtain such financing or obtain it on acceptable terms. Without additional financing, the Company may be forced to delay, scale back or eliminate some or all of its product and services development, marketing and other corporate programs. If the Company is able to obtain such financing, the terms may contain restrictive covenants that might negatively affect its shares of common stock, such as limitations on payments of dividends or, in the case of a debt financing, reduced earnings due to interest expenses. Any further issuance of equity securities would likely have a dilutive effect on the holders of its shares of common stock. Its business, operating results and financial condition may be materially harmed if revenues do not develop or grow slower than the Company anticipates, if operating expenses exceed the Company’s expectations or cannot be reduced accordingly, or if the Company cannot obtain additional financing.
     Dependence on Limited Number of Clients
     The Company derives a significant portion of its revenues from a relatively limited number of clients primarily located in the New York/New Jersey metropolitan area of the United States. Adverse economic conditions affecting this region could have an adverse effect on the financial condition of its clients located there, which in turn could adversely impact the Company’s business and future growth. For the year ended December 31, 2006, the Company had four customers which accounted for 21%, 14%, 10% and 10% of revenues, respectively. For the year ended December 31, 2005, the Company had three customers which accounted for 21% 20% and 15% of revenues, respectively. For the year ended December 31, 2004, the Company had two customers which accounted for 20% and 19% of revenues, respectively. Besides these customers, no other customer represented greater than 10% of the Company’s revenues. In any given year, its ten most significant customers may vary based upon specific projects for those clients during that year. There can be no assurance that the Company’s significant clients will continue to engage it for additional projects or do so at the same revenue levels.

Clients engage the Company on an assignment-by-assignment basis, and a client can generally terminate an assignment at any time without penalties. The loss of any significant customer could have a material adverse effect on the Company’s business, results of operations and financial condition. A failure of the Company to develop relationships with new customers could have a material adverse effect on the Company’s business, results of operations and financial condition.
     Project Risk
     The Company’s projects entail significant risks. Many of its engagements involve projects that are critical to the operations of its clients’ businesses and provide benefits that may be difficult to quantify. The Company’s failure or inability to meet a client’s expectations in the performance of the Company’s services could result in a material adverse change to the client’s operations and therefore could give rise to claims against the Company or damage its reputation, adversely affecting its business, results of operations and financial condition.
     Rapid Technological Change
     The Company’s business is subject to rapid technological change and is dependent on new solutions. Its success will depend in part on its ability to develop information technology solutions to meet client expectations, and offer software services and solutions that keep pace with continuing changes in information technology, evolving industry standards, changing client preferences and a continuing shift to outsourced solutions by clients. The Company cannot assure you that it will be successful in adequately addressing the outsourcing market or other information technology developments on a timely basis or that, if addressed, the Company will be successful in the marketplace. The Company also cannot assure you that products or technologies developed by others will not render its services uncompetitive or obsolete. Its failure to address these developments could have a material adverse effect on its business, results of operations and financial condition.
     Billing Margins
     The Company’s ability to maintain billing margins is uncertain. It derives revenues primarily from the hourly billing of consultants’ services and, to a lesser extent, from fixed-price projects. Its most significant cost is project personnel cost, which consists of consultant salaries and benefits as well as costs of subcontractors. Thus, its financial performance is primarily based upon billing margin (billable hourly rate less the consultant’s hourly cost) and personnel utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). The gross margin decreased slightly in 2006 and 2005 due to the mix of time and material work compared to fixed price projects, and was not affected by the consultant utilization rate, which remained at approximately the same level (88% in 2006 and 89% in 2005). The gross margin increased in 2004 due to a higher consultant utilization rate (89% in 2004 compared to 79% in 2003), and higher margin on fixed price contracts. There can be no assurance, however, that the Company’s revenues will continue to be billed primarily on a time and materials basis or that the Company’s cost containment and workforce rationalization effects will continue to provide positive results. In addition, during the past three years the Company’s clients have been adverse to increases in any costs of the Company’s services.
     Managing Growth
     The Company may have difficulty managing future growth. Its expansion is dependent upon, among other things,
•	its ability to hire and retain consultants as employees or independent consultants,

•	its ability to identify suitable new geographic markets with sufficient demand for its services, hire and retain skilled management, marketing, customer service and other personnel, and successfully manage growth, including monitoring operations, controlling costs and maintaining effective quality and service controls, and

•	if the Company consummates additional acquisitions, its ability to successfully and profitably integrate any acquired businesses into its operations.
     If the Company’s management is unable to manage growth or new employees or consultants are unable to achieve anticipated performance levels, its business, results of operations and financial condition could be materially adversely affected.

     Fluctuations in Quarterly Operating Results
     The Company’s quarterly results of operations are variable. Variations in revenues and results of operations occur from time to time as a result of a number of factors, the size and significance of client engagements commenced and completed during a quarter, the number of business days in a quarter, consultant hiring and utilization rates and the timing of corporate expenditures. The timing of revenues is difficult to forecast because the sales cycle can be relatively long and may depend on such factors as the size and scope of assignments and general economic conditions. A variation in the number of client assignments or the timing of the initiation or the completion of client assignments, particularly at or near the end of any quarter, can cause significant variations in results of operations from quarter to quarter and can result in losses to it. In addition, its engagements generally are terminable by the client at any time without penalties. Although the number of consultants can be adjusted to correspond to the number of active projects, the Company must maintain a sufficient number of senior consultants to oversee existing client projects and to assist with its sales force in securing new client assignments. An unexpected reduction in the number of assignments could result in excess capacity of consultants and increased selling, general and administrative expenses as a percentage of revenues. The Company has also experienced, and may in the future experience, significant fluctuations in the quarterly results of its software sales as a result of the variable size and timing of individual license transactions, competitive conditions in the industry, changes in customer budgets, and the timing of the introduction of new products or product enhancements. In the event that its results of operations for any period are below the expectation of market analysts and investors, the market price of its shares of common stock could be adversely affected.
     Volatility of Stock Price
     The Company’s common stock may be subject to wide fluctuations in price in response to variations in quarterly results of operations and other factors, including acquisitions, technological innovations and general economic or market conditions. In addition, stock markets have experienced extreme price and volume trading volatility in recent years. This volatility has had a substantial effect on the market price of many technology companies and has often been unrelated to the operating performance of those companies. This volatility may adversely affect the market price of its common stock. Additionally, there can be no assurance that a trading market for the common stock will be sustained.
     Competition
     The market for information technology services includes a large number of competitors, is subject to rapid change and is highly competitive. Its primary competitors include participants from a variety of market segments, including the current and former consulting divisions of the “Big Four” accounting firms, interactive advertising agencies, web development companies, systems consulting and implementation firms, application software firms and management consulting firms. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than the Company. In addition, the Company competes with its clients’ internal resources, particularly when these resources represent a fixed cost to the client. In the future, such competition may impose additional pricing pressures on the Company. The Company cannot assure you that it will compete successfully with its existing competitors or with any new competitors.
     Intellectual Property Rights
     The Company’s business includes the development of custom software applications in connection with specific client engagements. Ownership of such software is generally assigned to the client. The Company relies upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom the Company license intellectual property. The Company enters into confidentiality agreements with its employees and limits distribution of proprietary information. However, the Company cannot assure you that the steps taken by it in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. The Company is subject to the risk of litigation alleging infringement of third-party intellectual property rights. Any such claims could require it to spend significant sums in litigation, pay damages, develop non-infringing intellectual property or acquire licenses to the intellectual property, which is the subject of the asserted infringement.
     Effective as of January 30, 2007, the Company changed its name from The A Consulting Team, Inc. to Helios & Matheson North America Inc. The name change reflects the Company’s desire to develop long term, mutually beneficial opportunities both in the United States and globally through its association with Helios & Matheson Parent, an information technology services organization with corporate headquarters in Chennai, India and the owner of approximately 52% of the Company’s outstanding common stock. Helios & Matheson Parent has granted the Company a non-exclusive right to use the name “Helios & Matheson” and related trademarks, service names and service marks. Helios & Matheson Parent has the right to terminate the Company’s right to use such name and related trademarks and service marks upon each of the following events: (i) the Company duly and properly effectuates a change of the Company’s corporate name which change is not consented to or approved by Helios & Matheson Parent; (ii) the Company consummates a business combination or merger, pursuant to which the Company is not the surviving corporation, or the Company consummates a sale of all or substantially all of its assets without the consent or approval of Helios & Matheson Parent and (iii) the Company files, or becomes a debtor subject to, a bankruptcy proceeding which proceeding or filing was not commenced by Helios & Matheson Parent or consented to by Helios & Matheson Parent. The Company could be materially adversely affected if Helios & Matheson Parent terminated the Company’s rights to use such name and the related trademarks and service marks as the Company would be forced to change its name, commence marketing under a new name and would not be able to enjoy the benefits of the Company’s marketing efforts under the name Helios & Matheson. The Company is reliant upon Helios & Matheson Parent to protect the Helios & Matheson’s trademarks, trade names, service marks and service names.
     Shareholder Influence
     Helios & Matheson Parent owns approximately 52.0% of the issued and outstanding voting securities of the Company. Therefore, Helios & Matheson Parent has control over matters requiring shareholder approval, including the election of directors and approval of certain corporate transactions. The impact of this change in control on the Company’s business and operations cannot be predicted at this time.
ITEM 2. PROPERTIES
     The Company’s executive office is located at 200 Park Avenue South, New York, New York 10003. The Company’s executive office is approximately 6,000 square feet and is located in a leased facility with a term expiring on July 31, 2007. The Company also leases approximately 7,000 square feet in a facility in Clark, New Jersey. The lease on this facility expires on August 31, 2007. The Company is in the process of negotiating the renewals of both of these leases and considering alternative leasing arrangements.
ITEM 3. LEGAL PROCEEDINGS
     The Company is not involved in any significant legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the year ended December 31, 2006. The Company plans to hold its 2007 Annual Shareholder Meeting in the second quarter of 2007.
ITEM 4.01. EXECUTIVE OFFICERS OF REGISTRANT.
     The following section sets forth information as to each executive officer of Helios & Matheson, including his age, present principal occupation, other business experience during the last five years, directorships in other publicly-held companies, and period of service with the Company.
     Shmuel BenTov, 52, is the founder of Helios & Matheson and has been the Chairman of the Board and Chief Executive Officer of the Company since its establishment in 1983. Mr. BenTov received a B.Sc. in Economics and Computer Science in 1979 from the Bar-Ilan University in Israel. From 1979 to 1983, Mr. BenTov was a consultant Database Administrator and then an Account Manager with Spiridellis & Associates. From 1972 to 1979, Mr. BenTov served with the Israeli Defense Forces as a Programmer, Analyst, Project Manager, Database Administrator and Chief Programmer.

     Michael Prude, 44, has been the Chief Operating Officer of the Company since June 5, 2006. Mr. Prude has been a full-time employee of Helios & Matheson since 1993 and prior to his promotion to Chief Operating Officer, he held various positions within the Company, the last of which was as Chief Technology Officer, pursuant to which he had responsibilities for sales, recruiting and project delivery. Mr. Prude has over 20 years of experience providing business technology solutions to Fortune 1,000 clients. He began his career managing development projects for Long Island Trust Co. and has delivered technology solutions for numerous financial services organizations such as Citibank and Barclays. Prior to joining Helios & Matheson, Mr. Prude formed his own consulting company which provided services to organizations such as Chase Manhattan Bank, First Boston, Manufacturers Hanover Trust and CCH Legal.
     Salvatore M. Quadrino, 60, has been the Chief Financial Officer of the Company since May 1, 2006 and Secretary since April 26, 2006. From January 2004 through May 1, 2006, Mr. Quadrino served as an independent consultant providing Finance and Accounting solutions to clients as either interim chief financial officer or project manager. From 2002 to 2004, Mr. Quadrino served as Chief Financial Officer for Con Edison Communications, Inc. From 2000 to 2001 Mr. Quadrino served as the Chief Financial Officer for Submit Order Inc. Prior to 2000, Mr. Quadrino served as Chief Financial Officer for Medical Logistics Inc., COVISTA Communications Inc. and Erols Internet, Inc. From 1990 to 1996, Mr. Quadrino was employed by Suburban Propane Partners LP, initially as Chief Financial Officer, then as President and Chief Executive Officer. In the role of President and Chief Executive Officer, Mr. Quadrino led Suburban Propane in its successful initial public offering and listing on the New York Stock Exchange. Mr. Quadrino is a Certified Public Accountant.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
Price Range of Common Stock
     The Company’s common stock is currently listed on The NASDAQ Capital MarketCM (“NASDAQ”) under the symbol “HMNA.” The Company completed an initial public offering of its common stock on August 8, 1997 and was listed on the NASDAQ National Market. In August 2002, the Company’s common stock transitioned to the NASDAQ Capital Market CM.
     On January 7, 2004, the Company effected a one-for-four reverse stock split of its common stock. Accordingly, the share and per share data throughout this document have been retroactively adjusted to reflect the reverse stock split.
     The following table sets forth the quarterly range of high and low sale prices of the Company’s common stock since January 1, 2005 as reported by NASDAQ:

2005	High	Low
First Quarter	$12.10	$5.96
Second Quarter	15.00	8.00
Third Quarter	18.75	3.32
Fourth Quarter	5.00	3.00

2006	High	Low
First Quarter	$5.23	$3.79
Second Quarter	6.92	3.60
Third Quarter	4.84	3.50
Fourth Quarter	5.00	2.78

Performance Graph
     The following graph depicts the performance of $100 invested on March 31, 2002 in the Company’s common stock on (i) a Peer Index of selected Information Technology and e-Services companies and (ii) the Nasdaq® Major Market Computer and Data Processing Services Index. The comparison assumes reinvestment of all dividends on a quarterly basis for the years ended December 31, 2002, 2003, 2004, 2005 and 2006. Shareholder returns over the indicated periods should not be considered indicative of future shareholder returns.
Dividends
     The Company has not paid any cash dividends on its common stock.
     The Company is prohibited from paying dividends on its stock due to restrictions under the Loan and Security Agreement between the Company and Keltic. Keltic has consented to the payment of dividends on the Series A and Series B Preferred Stock, provided an event of default does not exist. There were no outstanding shares of Series A or Series B Preferred Stock as of December 31, 2006 and December 31, 2005, respectively.
Holders
     The Company estimates that there were approximately 21 holders of record of the Company’s common stock as of March 27, 2007. The Company believes that the number of beneficial shareholders exceeds 400.
Recent Sales of Unregistered Securities
     None.

Equity Compensation Plan Information
     This information is incorporated by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held in 2007. The Company intends to file its Proxy Statement with the SEC on or before April 30, 2007.
ITEM 6. SELECTED FINANCIAL DATA
     The following table contains certain financial and operating data and is qualified by the more detailed Consolidated Financial Statements and Notes thereto included herein. The selected financial data in the table is derived from the Company’s Consolidated Financial Statements and Notes thereto, which includes financial data from IOT from the date of acquisition on July 19, 2002 and from TGS from the date of acquisition on September 30, 2005. The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included herein.
Selected Financial Data
(in thousands, except number of shares and per share data)

	Year Ended December 31,
	2006	2005	2004	2003		2002
Statement of Operations Data:
Revenues	$24,940	$26,432	$25,035	$21,646		$24,009
Income (loss) from operations	900	(461)	1,360	(42)		(130)
Other income(expense):
Gain from extinguishment of debt	—	—	—	—		49
Net income (loss)	852	(484)	1,237	(123)		204
Net income (loss) per share
Basic	$0.36	$(0.22)	$0.57	$(0.07	)(1)	$0.10	(1)
Diluted	$0.35	$(0.22)	$0.53	$(0.07	)(1)	$0.10	(1)
Weighted average shares used in per share calculation -basic	2,380,699	2,285,874	2,110,072	2,098,810	(1)	1,923,615	(1)
Weighted average shares used in per share calculation -diluted	2,404,946	2,285,874	2,312,021	2,098,810	(1)	1,996,672	(1)

Balance Sheet Data
Total assets	$9,789	$8,493	$8,650	$7,374		$8,046
Long-term liabilities	—	—	13	231		386
Shareholders’ equity	7,209	6,205	6,423	5,193		5,325
Number of shares outstanding at year end	2,382,801	2,361,333	2,122,647	2,107,967	(1)	2,096,717	(1)

(1)	All share and per share amounts have been restated to reflect the one for four reverse stock split of the Company’s common stock, which occurred on January 7, 2004
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of significant factors affecting the Company’s operating results and liquidity and capital resources should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes.

Overview
     Since 1983, Helios & Matheson has provided IT services and solutions to Fortune 1000 companies and other large organizations. In 1997, Helios & Matheson became a public company headquartered in New York, New York. In addition, the Company has offices in Clark, New Jersey and Bangalore, India. The Company’s common stock is currently listed on NASDAQ Capital Market CM. under the symbol “HMNA”. Prior to January 30, 2007, the Company’s name was The A Consulting Team, Inc.
     Helios & Matheson provides clients with enterprise-wide information technology consulting services and software products. The Company’s solutions cover the entire spectrum of IT needs, including applications, data, and infrastructure. Helios & Matheson provides complete project life-cycle services from application and system design, through development and implementation, to documentation and training. Strategic alliances with leading software vendors ensure that the Company’s solutions are dependable and within the mainstream of industry trends. These partnerships allow Helios & Matheson to provide a wide variety of business technology solutions such as enterprise reporting solutions, data warehousing, systems strategies, application and database conversions, and application development services.
     When Helios & Matheson is engaged by its clients to implement IT solutions or services, it uses its SMART Approach. Helios & Matheson’s SMART Approach is a leading edge set of end-to-end solutions and services that include Strategy, Methodology, Architecture, Resources and Tools. The Strategy is developed together with the client to ensure that the client’s goals and objectives are met. The Methodology is a tried and true Helios & Matheson Methodology that is followed in order to implement the Strategy. The solutions and services are built on a robust Architecture, utilize highly qualified Helios & Matheson Resources and exploits best-of-breed Tools.
     Helios & Matheson is an end-to-end IT solutions and services provider focused on leveraging existing systems and data. The Company’s goal is to empower customers through the utilization of technology to reduce costs, improve services and increase revenues. The Company delivers migrations and conversions of legacy systems, web enablement of existing systems, custom development, performance optimization, migrations and conversions, outsourcing, strategic sourcing and enterprise wide IT consulting, and software solutions. In addition, Helios & Matheson established TGS, in order to enhance its offshore presence in its continuing effort to stay competitive in the industry. Growth in IT services has become more price competitive. The Company’s ability to blend more offshore work into its pricing will allow it to be more price competitive.
     Rapid technological advances and the wide acceptance and use of the Internet as a driving force in commerce, accelerated the growth of the IT industry. These advances, including more powerful and less expensive computer technology, fueled the transition from predominantly centralized mainframe computer systems to open and distributed computing environments and the advent of capabilities such as relational databases, imaging, software development productivity tools, and web-enabled software. These advances expand the benefits that users can derive from computer-based information systems and improve the price-to-performance ratios of such systems. As a result, an increasing number of companies are employing IT in new ways, often to gain competitive advantages in the marketplace, and IT services have become an essential component of their long-term growth strategies. The same advances that have enhanced the benefits of computer systems rendered the development and implementation of such systems increasingly complex. In addition, there has been a trend to outsource IT development and services to third party IT service providers like the Company. Many companies outsource such work because their internal personnel lack the qualifications for certain projects or they have an insufficient number of internal staff to address all of the projects being undertaken. Outsourcing also enables companies to realize cost efficiencies through reduced personnel costs. Accordingly, organizations turned to external IT services organizations such as Helios & Matheson to develop, support and enhance their internal IT systems. The Company continued to expand its sales and recruiting function in its effort to further increase its revenues in both the short-term and the long-term. The Company experienced a delay in the start of projects from existing customers and extended lead times in closing new projects, both of which impacted revenue growth, through 2006.
     Approximately, 64% of the Company’s consulting services revenues were generated from the hourly billing of its consultants’ services to its clients under time and materials engagements, with the remainder generated under fixed-price engagements for 2006. The Company has established standard-billing guidelines for consulting services based on the type of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a semi-monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.

     The Company has also generated revenues by selling software licenses. In addition to initial software license fees, the Company also derives revenues from the annual renewal of software licenses. Revenues from the sale of software licenses are recognized upon delivery of the software to a customer, because future obligations associated with such revenue are insignificant. The Company views software sales as ancillary to its core consulting services business. Revenue generated from software sales will vary from period to period.
     The Company’s most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company’s operating performance is primarily based upon billing margins (billable hourly rate less the consultant’s hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). Gross margins improved through 2005, primarily due to improved utilization rates and decreases in consultant costs. Through the second quarter of 2006, while utilization rates remained relatively constant, gross margin decreased. The decrease in gross margin was attributable to a change in the mix of time and material work compared to fixed price projects due to the completion of two major fixed price contracts at the end of 2005 and the increased salary costs of consultants. During the third quarter of 2006, gross margin improved primarily due to improved utilization rates and a decrease in consultant costs. During the fourth quarter of 2006, utilization rates declined but gross margin increased. This increase in gross margin was primarily a result of an increase in higher margin project revenue recognized related to a fixed price project entered into during the fourth quarter of 2006. Large portions of the Company’s engagements are on a time and materials basis. While most of the Company’s engagements allow for periodic price adjustments to address, among other things, increases in consultant costs, to date clients have been adverse to accepting cost increases. Helios & Matheson also actively manages its personnel utilization rates by constantly monitoring project requirements and timetables. Through the Company’s cost containment and work force rationalization efforts, Helios & Matheson’s recent utilization rate is currently at 88%. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in Helios & Matheson’s training programs in order to expand their technical skill sets. The Company carefully monitors consultants that are not utilized and has established guidelines for the amount of non-billing time that it allows before a consultant is terminated.
     On July 19, 2002, the Company acquired all of the common stock of IOT for a combination of deferred cash consideration of $650,000 and 317,500 shares of Helios & Matheson unregistered common stock, which has been retroactively adjusted to reflect the one-for-four reverse stock split that occurred on January 7, 2004 and was valued at $635,000. The acquisition of IOT was accounted for using the purchase method of accounting. Accordingly, the results of operations of IOT are included in the Company’s consolidated results of operations from the date of acquisition. The purchase price of the acquisition exceeded the fair market value of the net assets acquired, resulting in the recording of goodwill of $1,181,520 and other identifiable intangibles of $312,000 with the identifiable intangible assets being amortized over a three year period on a straight line basis. These intangible assets were fully amortized during 2005. IOT was a privately owned, professional services firm that provided data management and business intelligence solutions, technology consulting and project management services. During the first quarter of 2006, IOT’s operations were fully integrated into Helios & Matheson.
     On April 11, 2005, the Company completed an investment in TGS, an offshore joint venture, in the amount of $250,000, which represented approximately a 68% ownership. A minority partner invested $100,000 for the remaining 32% ownership. From April 11, 2005 to September 2005, the Company recorded its proportionate ownership share of the results of TGS. In September 2005, the Company increased its ownership to 100% by purchasing the minority partners investment for $100,000. From September 2005 to December 31, 2006, the Company has consolidated the results of TGS in its financial statements.
     On January 21, 2005, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Vanguard, a New Jersey corporation, the Vanguard shareholders and the authorized representative of the Vanguard shareholders named therein providing for an exchange of 7,312,796 shares of the Company’s common stock for all of the issued and outstanding shares of capital stock of Vanguard (the “Share Exchange”). Additionally, on January 21, 2005, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Oak Finance Investments Limited (“Oak”), a British Virgin Islands company, providing for the sale of between 625,000 and 1,250,000 shares of the Company’s common stock to Oak at a cash purchase price of $8.00 per share (the “Share Issuance”). The Company’s Chairman, Chief Executive Officer and President, Mr. Shmuel BenTov had also entered into an agreement under which he agreed to sell all of his shares of Company capital stock to Oak in a separate transaction at $10.25 per share.
     On August 4, 2005, the Company terminated the Share Exchange Agreement with Vanguard and its shareholders and the Stock Purchase Agreement with Oak, pursuant to the terms of each agreement.

     As of June 1, 2006, the Company and Mr. BenTov (the “Helios & Matheson Releasors”) entered into and delivered general releases and covenants not to sue, pursuant to which the Helios & Matheson Releasors released and covenanted not to sue Vanguard and certain Vanguard-related persons, including (without limitation) its directors, officers, agents and certain advisors of Vanguard (the “Vanguard Released Parties”), in connection with any and all claims existing as of the date of such releases and covenants, including, without limitation, any claims that were related to the terminated Vanguard transaction. In connection therewith, the Company received an aggregate of $1,100,000 (without giving the affect to the Company’s payment of $219,000 for fees and costs incurred in connection with this recovery), and the Company and certain related persons, including (without limitation) Mr. BenTov, received general releases and covenants not to sue from certain of the Vanguard Released Parties.
     Selling, General and Administrative expenses have been reduced by net proceeds of $881,000 from the release of claims relating to the terminated Vanguard transaction for the twelve months ended December 31, 2006.
     In 2006, Helios & Matheson Parent, an IT services organization with its corporate headquarters in Chennai, India, acquired 52% of the outstanding voting stock of the Company. Helios & Matheson Parent is a publicly listed company on three stock exchanges in India, the National Stock Exchange (NSE), the Stock Exchange, Mumbai (BSE) and Madras Stock Exchange (MSE) and is included in the Bombay Stock Exchange 500 Stock Index.
Critical Accounting Policies
     The methods, estimates and judgments the Company uses in applying its most critical accounting polices have a significant impact on the results the Company reports in its consolidated financial statements. The Company evaluates its estimates and judgments on an on-going basis. Estimates are based on historical experience and on assumptions that the Company believes to be reasonable under the circumstances. The Company’s experience and assumptions form the basis for its judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what is anticipated and different assumptions or estimates about the future could change reported results. The Company believes the following accounting policies are the most critical to it, in that they are important to the portrayal of its financial statements and they require the most difficult, subjective or complex judgments in the preparation of the consolidated financial statements.
Goodwill and Intangible Assets
     Goodwill acquired in a purchase and determined to have an indefinite useful life is not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Company’s goodwill is also evaluated and tested on a periodic basis by an independent third party. If it is determined by the Company that goodwill has been impaired it will be written down at that time.
     The Company’s useful life of its intangible assets has been evaluated and it was determined that they would be amortized over a three year period. All intangible assets were fully amortized as of December 31, 2005.
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
Allowance for Doubtful Accounts
     The Company monitors its accounts receivable balances on a monthly basis to ensure that they are collectible. On a quarterly basis, the Company uses its historical experience to determine its accounts receivable reserve. The Company’s allowance for doubtful accounts is an estimate based on specifically identified accounts as well as general reserves. The Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations. In these cases, management uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected.

These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. The Company also establishes a general reserve for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, the Company’s estimate of the recoverability of amounts due the Company could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known.
Valuation of Deferred Tax Assets
     Deferred tax assets are reduced by a valuation allowance when, in the opinion of the Company, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assesses the recoverability of deferred tax assets at least annually based upon the Company’s ability to generate sufficient future taxable income and the availability of effective tax planning strategies.
Stock Based Compensation
     Effective January 1, 2006, the Company adopted the modified prospective application method whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date of Statement 123 (R) will be recognized over the remaining service period. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123 (R) and recognized as compensation cost over the applicable service period of each award.
Results of Operations
     The following table sets forth the percentage of revenues of certain items included in the Company’s Statements of Operations:

	Year Ended December 31,
	2006	2005	2004
Revenues	100.0%	100.0%	100.0%
Cost of revenues	70.8%	70.5%	69.3%

Gross profit	29.2%	29.5%	30.7%
Operating expenses	25.5%	31.3%	25.2%

Income/(Loss) from operations	3.6%	(1.8)%	5.4%

Net income/(loss)	3.4%	(1.8)%	4.9%

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005
     Revenues. Revenues of the Company decreased by $1.5 million or 5.6% from $26.4 million for the year ended December 31, 2005 to $24.9 million for the year ended December 31, 2006. The decrease was primarily attributable to a decrease in project revenue associated with the timing of replacing a number of long term projects that were completed in the fourth quarter of 2005.
     Software licensing revenues increased by $509,000 or 34.5% from $1.5 million in 2005 to $2.0 million in 2006. Software sales are expected to remain ancillary to the Company’s total revenues in future years.
     Gross Profit. The resulting gross profit for 2006 decreased by $529,000 or 6.8% from $7.8 million in 2005 to $7.3 million in 2006. As a percentage of total revenue, gross margin for the year remained relatively unchanged at 29.2%.
     Operating Expenses. Operating expenses are comprised of Selling, General and Administrative (“SG&A”) expenses and depreciation and amortization costs. Operating expenses decreased by $1.9 million, or 22.9% from $8.3 million in 2005 to $6.4 million in 2006. Operating expenses for 2006 include an offset of $881,000 of net proceeds received in connection with the release of claims relating to the terminated Vanguard transaction while operating expenses for 2005 included $1.2 million in pretax costs associated with the transaction. Excluding the proceeds received in 2006 and the cost incurred in 2005 in connection with the terminated transaction, operating expenses increased by $153,000 or 2.2% from $7.1 million in 2005 to $7.3 million in 2006 primarily as a result of an increase in other professional fees which was partially offset by a decrease in depreciation and amortization.
     Taxes. Taxes increased $101,000 from $16,000 in 2005 to $117,000 in 2006. The increase is primarily due to higher state minimum taxes during 2006 as well as current Federal income tax expense of $102,000 in 2006. Income taxes are significantly less than the statutory rate due to the utilization of a portion of the Company’s net loss carry-forward. The full utilization of the Company’s Federal net operating loss carry-forward against pre-tax income is limited in periods subsequent to Helios & Matheson Parent acquiring 52% of the outstanding voting stock of the Company. In addition, deferred taxes were not impacted by the pre-tax income since such amounts are fully reserved as of December 31, 2006 and 2005, respectively.
     Net Income/(Loss). As a result of the above, the Company had net income of $852,000 or $0.36 per basic and $0.35 per diluted share in 2006 compared to a net loss of ($484,000) or ($0.22) per share in 2005.
Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004
     Revenues. Revenues of the Company increased by $1.4 million or 5.6% from $25 million for the year ended December 31, 2004 to $26.4 million for the year ended December 31, 2005. The increase was primarily attributable to industry wide increased IT spending and an increase in fixed price projects, as a result of increased marketing efforts by the Company.
     Software licensing revenues increased by $125,000 or 9.3% from $1.3 million in 2004 to $1.5 million in 2005. Software sales are expected to remain ancillary to the Company’s total revenues in future years.
     Gross Profit. The resulting gross profit for 2005 increased by $127,000 or 1.7% from $7.7 million in 2004 to $7.8 million in 2005. As a percentage of total revenue, gross margin for the year decreased from 30.7% in 2004 to 29.5% in 2005. Gross margin decreased slightly primarily due to the mix of time and material work compared to fixed price projects.
     Operating Expenses. Operating expenses are comprised of SG&A expenses and depreciation and amortization costs. Operating expenses increased by $1.9 million, or 30.9% from $6.3 million in 2004 to $8.3 million in 2005. The costs associated with the terminated transaction with Vanguard, represented $1.2 million of this increase. The balance of the increase, $786,000 or 12.4% was primarily attributable to costs of $190,000 related to Sarbanes-Oxley consulting services, an increase of $467,000 in payroll and related costs, and a stock compensation expense in the amount of $134,000 which were partially offset by a decrease in depreciation and amortization expenses.
     Taxes. Taxes in 2005 were $16,000 compared to $99,000 in 2004. The decrease in income taxes was attributable to the decrease in income before income taxes from income of $1.3 million in 2004 to a loss of ($468,000) in 2005.
     Net (Loss)/Income. As a result of the above, the Company had a net loss of ($484,000) in 2005 compared to net income of $1.2 million in 2004.
Liquidity and Capital Resources
     The Company has a line of credit up to $4.0 million with Keltic based on the Company’s eligible accounts receivable balances. Net availability at December 31, 2006 was approximately $2.0 million. The line of credit has certain financial covenants, which the Company must meet on a quarterly basis. There was no outstanding balance at December 31, 2006 or 2005, respectively. On March 23, 2004, the line of credit was amended and restated to include the following: an extension to June 2007, the removal of the guarantee of the Chief Executive Officer and less restrictive financial covenants. On March 23, 2005, the agreement was restated and amended, again to, among other things, include a waiver to certain financial covenants that the Company failed to comply with in the first quarter ending March 31, 2005. On December 1, 2005, the agreement was further amended to reset the EBITDA covenant effective as of October 1, 2005. On March 28, 2006, the agreement was further amended to allow Mr. Shmuel BenTov, the Company’s Chairman, Chief Executive Officer and President, and his family to sell their stock ownership in the Company to Helios & Matheson Parent and to waive the default provision that required Mr. BenTov’s ownership in the Company’s outstanding shares not to fall below a level of 10%. The Company also failed to comply with the amended EBITDA covenant for the first quarter ending March 31, 2006 and a waiver was obtained from Keltic. The Company was in compliance with the financial covenants for the second, third and fourth quarters ending June 30, September 30 and December 31, 2006, respectively. The line of credit bears interest at a variable rate based on prime plus 1.75% and the rate was 10% at December 31, 2006. The line of credit currently expires on June 27, 2007.
     The Company is prohibited from paying dividends on its common stock due to restrictions under the restated and amended Loan and Security Agreement with Keltic. Keltic has consented to the payment of dividends on the Series A and Series B Preferred Stock, provided an event of default does not exist. There were no outstanding shares of Series A or Series B Preferred Stock as of December 31, 2006 and 2005, respectively.
     The Company acquired a 51% ownership interest in T3 Media as a result of several investments in 1998 and 1999. Due to deterioration in performance and market conditions for T3 Media’s services, the operations of T3 Media ceased in the second quarter of 2001. T3 Media had entered into a series of capital lease obligations, which the Company had guaranteed, to finance its expansion plans, covering leasehold improvements, furniture and computer-related equipment. The amount outstanding under such leases was approximately $291,000 at December 31, 2006 and 2005, respectively, and is included in accounts payable and accrued expenses on the balance sheet.
     The Company’s cash balances were approximately $3.8 million at December 31, 2006 and $2.2 million at December 31, 2005. Net cash provided by operating activities in 2006 was approximately $1.8 million (which included $881,000 of net proceeds received in connection with the release of claims relating to the terminated Vanguard transaction) compared to net cash used in operating activities of $142,000 in 2005 (which included $1.2 million of Vanguard transaction related costs) and net cash provided by operating activities of $1.2 million in 2004.
     The Company’s accounts receivable, less allowance for doubtful accounts, at December 31, 2006 and December 31, 2005 were $4.0 million and $4.4 million, respectively, representing 48 and 53 days of sales outstanding, respectively. The accounts receivable at December 31, 2006 and 2005 included $316,000 and $435,000 of unbilled revenue respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.
     For the twelve months ended December 31, 2006, the Company had revenues from four customers, which represented 21%, 14%, 10% and 10% of revenues. For the year ended December 31, 2005, the Company had revenues from three customers, which represented 21%, 20% and 15% of revenues, respectively. No other customer represented greater than 10% of the Company’s revenues for such periods.
     The Company has a minority investment in Methoda Computer Ltd., a methodology provider and knowledgebase for IT management and software engineering based in Israel. In 2004 the carrying value of this investment was $368,000. In January of 2004, the Company sold approximately 75 percent of its investment in Methoda for $200,000 in cash and $81,000 payable over the next twenty months. The remaining investment has a carrying value of $87,000.
     Net cash used in investing activities was approximately $128,000 and $93,000, for the years ended December 31, 2006 and 2005 respectively. Net cash provided by investing activities was approximately $44,000 for the year ended December 31, 2004. In each of the three years, this included additions to property and equipment of $128,000, $93,000 and $168,000 respectively.
     On July 19, 2002, the Company acquired all of the common stock of IOT for a combination of cash consideration of $650,000 through debt financing and 317,500 shares of the Company’s unregistered common stock, which has been retroactively adjusted to reflect the one-for-four reverse stock split that occurred on January 7, 2004 and was valued at $635,000.
     The cash consideration of $650,000 was paid as follows and is reflected as a repayment of long-term debt: $140,000 on September 2, 2002; $210,000 on April 1, 2003; $100,000 on April 1, 2004 and $200,000 on January 2, 2005. The excess of the purchase price over the estimated fair value of the net identifiable assets acquired totaled $1,494,000 and was allocated as follows; $312,000 to intangible assets which was amortized on a straight line basis over thirty six months, and $1,182,000 to goodwill. The three majority shareholders of IOT received employment agreements for a three-year period at an annual salary of $160,000 per year each. During the second quarter of 2003, one of the former IOT principals left the Company. A buyout of his contract was negotiated and a portion of the intangible asset was written down ($23,000). From the date of acquisition through the end of year 2002, the Company recorded revenue attributed to IOT in the amount of $1,689,000. The Company recorded revenue attributable to the IOT acquisition in the amount of $2,771,000 and $4,154,000 for the years ended December 31, 2005 and 2004, respectively. During the first quarter of 2006, IOT’s operations were fully integrated into the Company.
     Net cash provided by financing activities was approximately $30,000 in 2006, and net cash used in financing activities was approximately $98,000 in 2005 and $202,000 in 2004.
     In management’s opinion, cash flows from operations and borrowing capacity combined with cash on hand will provide adequate flexibility for funding the Company’s working capital obligations for the next twelve months. There may be circumstances that would accelerate its use of liquidity sources, including, but not limited to, its ability to implement a profitable business model. If this occurs, the Company may, from time to time, incur additional indebtedness or issue, in public or private transactions, equity or debt securities. The Keltic line of credit expires on June 27, 2007. Thereafter, there can be no assurance that suitable debt or equity financing will be available to the Company.
     In 2006, 21,468 shares of common stock were issued pursuant to the exercise of options issued under the Company’s stock option plan. In 2005 and 2004, 56,032 and 14,688 shares of common stock were issued pursuant to the exercise of options issued under the Company’s stock option plan. No other shares of common stock were issued pursuant to the exercise of options issued under the Company’s stock option plan.
Off-Balance Sheet Arrangements
     The Company did not have any “Off Balance Sheet Arrangements” in 2006, 2005, and 2004.
Contractual Obligations
     The Company has the following contractual obligations as of December 31, 2006:

	Payments Due by Period
		Less Than 1	1 - 3	3 - 5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years
Long Term Obligations
Employment Contracts	690,000	540,000	150,000	—	—

Capital Lease Obligations
Capital Lease — Short Term	290,517	290,517	—	—	—

Opertating Leases
Rent (1)	191,100	191,100	—	—	—

Total	$1,171,617	$1,021,617	$150,000	$—	$—

(1)	The Company has a New York facilty with a lease term expiring July 31, 2007 and a New Jersey facility with a lease term expiring August 31, 2007. The Company is in the process of negotiating the renewals of both of these leases and considering alternative leasing arrangements.
Recent Accounting Pronouncements
     None.

Inflation
     The Company has not suffered material adverse affects from inflation in the past. However, a substantial increase in the inflation rate in the future may adversely affect customers’ purchasing decisions, may increase the costs of borrowing, or may have an adverse impact on the Company’s margins and overall cost structure.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company has not entered into market risk sensitive transactions required to be disclosed under this item.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     See financial statements on pages F-1 through F-22 of this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES
     Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, had concluded that our disclosure controls and procedures were effective and designed to ensure information required to be disclosed was recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms.
     Changes in internal controls. There were no changes in the Company’s internal control over financial reporting that occurred during our fourth fiscal quarter of 2006 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     On March 23, 2006, the Board adopted and approved amendments to the Company’s Amended and Restated 1997 Stock Option and Award Plan (the “Plan”) to eliminate Section 9.1.1 of the Plan, which granted to each new non-employee director who first becomes a non-employee director after the effective date of the Plan, an option to purchase 250 shares of the Company’s common stock (the “Shares”), and Section 9.1.2 of the Plan, which granted each non-employee director who was re-elected as a non-employee director of the Company, an option to purchase 250 Shares upon re-election.
     Also, on March 23, 2007, the Board approved an increase in non-employee Directors’ compensation from $3,000 per quarter to $6,000 per quarter, effective as of the first quarter of 2007.
     The Company has agreed to indemnify each Director to the fullest extent permitted under and in accordance with the laws of the State of New York. Since 2003 the Company has entered into Indemnification Agreements with its Directors. The Company has agreed to enter into its standard indemnification agreement with each Director appointed or elected in 2006. The Directors appointed or elected in 2006 are as follows: Rabin K. Dhoble, Shankar N. Ram, Daniel L. Thomas, Shri S. Jambunathan, Divya Ramachandran, and Kishan Grama Ananthram. The form of such Indemnification Agreement, as noted in Exhibit 10.7 to this 10-K, is incorporated by reference to Exhibit 10.10 to the Form 10-Q for the period ended September 30, 2003 as filed with the SEC on November 11, 2003.

     Helios & Matheson Parent on March 26, 2007 granted the Company a non-exclusive right to use the name “Helios & Matheson” and related trademarks, service names and service marks. Helios & Matheson Parent has the right to terminate the Company’s right to use such name and related trademarks and service marks upon each of the following events: (i) the Company duly and properly effectuates a change of the Company’s corporate name which change is not consented to or approved by Helios & Matheson Parent; (ii) the Company consummates a business combination or merger, pursuant to which the Company is not the surviving corporation, or the Company consummates a sale of all or substantially all of its assets without the consent or approval of Helios & Matheson Parent and (iii) the Company files, or becomes a debtor subject to, a bankruptcy proceeding which proceeding or filing was not commenced by Helios & Matheson Parent or consented to by Helios & Matheson Parent.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information concerning executive officers required by this item is contained in Item 4.01 entitled “Executive Officers of the Registrant”, in Part I hereof. The information concerning compliance with Section 16(a) of the Exchange Act and the Company’s Code of Ethics is set forth below in this Item 10. All other information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders which will be filed with the SEC on or before April 30, 2007.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and certain beneficial owners of the Company’s equity securities (the “Section 16 Reporting Persons”) to file with the SEC reports regarding their ownership and changes in ownership of the Company’s equity securities. The Company believes that, during the fiscal year 2006, its Section 16 Reporting Persons complied with all Section 16(a) filing requirements, except that (i) Helios & Matheson Parent filed one transaction late on a Form 3 filed in 2006, (ii) William Miller reported three transactions late on a Form 4 filed in 2006, (iii) Stephen Mukamal reported one transaction late on a Form 4 filed in 2006, (iv) Kishan Ananthram reported one transaction late on a Form 3 filed in 2006, (v) Rabin Dhoble reported two transactions late, one on a Form 4 filed in 2006 and one on a Form 3 filed in 2006, (vi) Srinivasaiyer Jambunathan reported one transaction late on a Form 3 filed in 2006, (vii) Shankar Ram reported one transaction late on a Form 4 filed in 2006, (viii) Divya Ramachandran reported one transaction late on a Form 3 filed in 2006, (ix) Daniel Thomas reported one transaction late on a Form 4 filed in 2006 and (x) Michael Prude reported one transaction late on a Form 3 filed in 2006. In making this statement, the Company has relied upon examination of the copies of Forms 3, 4 and 5 provided to the Company and the written representations of the Section 16 Reporting Persons.
Code of Ethics
     The Board of Directors has adopted a code of ethics designed, in part, to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with or submit to the Securities and Exchange Commission and in the Company’s other public communications, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations of the code to an appropriate person or persons, as identified in the code and accountability for adherence to the code. The code of ethics applies to all directors, executive officers and employees of the Company. The Company will provide a copy of the code to any person without charge, upon request to Ms. Jeannie Lovastik, Human Resources Generalist by calling 732-499-8228 or writing to Ms. Lovastik’s attention at Helios & Matheson North America Inc., 77 Brant Avenue, Suite 320, Clark, New Jersey, 07066.
     The Company intends to disclose any amendments to or waivers of its code of ethics as it applies to directors or executive officers by filing them on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION.
     The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders, which will be filed with the SEC on or before April 30, 2007.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
     The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders, which will be filed with the SEC on or before April 30, 2007.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders, which will be filed with the SEC on or before April 30, 2007.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders, which will be filed with the SEC on or before April 30, 2007.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
(a)(1) and (2) The response to this portion of Item 15 is submitted as a separate section of this report at F-1.
(a)(3) Listing of Exhibits

Exhibit
Number	Description of Exhibits

3.1	Restated Certificate of Incorporation of the Registrant.

3.2.1	Certificate of Amendment of the Certificate of Incorporation of the Registrant dated August 8, 2002.

3.2.2	Certificate of Amendment of the Certificate of Incorporation of the Registrant dated November 12, 2002.

3.2.3	Certificate of Amendment of the Certificate of Incorporation of the Registrant dated January 5, 2004.

3.2.4	Certificate of Amendment of the Certificate of Incorporation of the Registrant dated January 30, 2007.

3.3	Amended and Restated By-Laws of the Registrant, incorporated by reference to Exhibit 3.3 to the Registration Statement on Form SB-2 as previously filed with the SEC on August 6, 1997.

3.4	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant incorporated by reference to Exhibit 3.4 to the Form 10-Q for the period ended June 30, 2003, as previously filed with the SEC on August 14, 2003.

Exhibit
Number	Description of Exhibits

4.1	Specimen Common Stock Certificate.

10.1.1	Amended and Restated 1997 Stock Option and Reward Plan, incorporated by reference to Annex J to the Company’s Definitive Proxy Statement, as previously filed with the SEC on June 27, 2005.

10.1.2	Amendment No. 1 to the Registrant’s Amended and Restated 1997 Stock Option and Award Plan, incorporated by reference to Exhibit 10.2 on Form 8-K, as filed with the SEC on June 9, 2006.

10.1.3	Amendment No. 2 to the Registrant’s Amended and Restated 1997 Stock Option and Award Plan.

10.1.4	Form of Restricted Stock Award Grant and Notice Agreement between the Registrant and each of its Non-Employee Directors, incorporated by reference to Exhibit 10.9 to the Form 10-Q for the nine months ended September 30, 2005, as previously filed with the SEC on November 14, 2005.

10.1.5	Form of Non-Qualified Stock Option Agreement between the Registrant and each of its Non-Employee Directors incorporated by reference to Exhibit 10.10 to the Form 10-Q for the nine months ended September 30, 2005, as previously filed with the SEC on November 14, 2005.

10.2	Amended and Restated Loan and Security Agreement between the Registrant and Keltic Financial Partners, LP, dated March 23, 2004, incorporated by reference to Exhibit 10.2 to the Form 10-K for the year ended December 31, 2003, as previously filed with the SEC on March 29, 2004.

10.2.1	First Modification dated March 23, 2005 to the Amended and Restated Loan and Security Agreement, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the first quarter ended March 31, 2005, as previously filed with the SEC on May 12, 2005.

10.2.2	Amendment dated December 1, 2005 to the March 23, 2004 Amended and Restated Loan and Security Agreement incorporated by reference to Exhibit 10.2.2 to the Form 10-K for the fiscal year ended December 31, 2005, as previously filed with the SEC on March 29, 2006.

10.3	Employment Agreement, dated December 1, 2005, between the Registrant and Shmuel BenTov, incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 12, 2005, as previously filed with the SEC on December 15, 2005.

10.3.1	Letter Agreement by and between the Registrant and Shmuel BenTov dated May 1, 2006, incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, as previously filed with the SEC on May 1, 2006.

10.4	Form of S Corporation Termination, Tax Allocation and Indemnification Agreement, incorporated by reference to Exhibit 10.4 to the Registration Statement on Form SB-2, as previously filed with the SEC on August 6, 1997.

10.5	Letter of Undertaking from the Registrant and Shmuel BenTov, incorporated by reference to Exhibit 10.9 to the Registration Statement on Form SB-2, as previously filed with the SEC on July 23, 1997.

10.6	Shmuel BenTov Letter Commitment, dated March 29, 2001, incorporated by reference to Exhibit 10.10 to the Form 10-K for the fiscal year ended December 31, 2000, as previously filed with the SEC on April 2, 2001.

10.7	Form of Indemnification Agreement between the Registrant and certain of its Directors and its Chief Executive Officer, incorporated by reference to Exhibit 10.12 to the Form 10-Q for the period ended September 30, 2003 as filed with the SEC on November 11, 2003.

10.8	Employment Agreement, dated as of May 1 2006, between the Registrant and Salvatore M. Quadrino, incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, as filed with the SEC on May 1, 2006.

10.9	Form of Release and Covenant Not to Sue entered into by the Registrant releasing certain parties, incorporated by reference to Exhibit 10.1 on Form 8-K, as filed with the SEC on June 2, 2006.

Exhibit
Number	Description of Exhibits

10.10	Form of Release and Covenant Not to Sue entered into by the certain parties releasing the Registrant, incorporated by reference to Exhibit 10.2 on Form 8-K, as filed with the SEC on June 2, 2006.

10.11	Employment Agreement, dated as of December 16, 1998, by and between the Registrant and Michael Prude, incorporated by reference to Exhibit 10.1 on Form 8-K, as filed with the SEC on June 9, 2006.

10.12	Professional Services Agreement by and between the Registrant and IonIdea, Inc.

10.13	Key-Person Life Insurance Premium Sharing Agreement effective as of July 1, 2006 by and among the Registrant, Helios & Matheson Parent and Mr. Shmuel BenTov, incorporate by reference to Exhibit 10.1 on Form 8-K, as filed with the SEC on June 30, 2006.

10.14	Letter from Helios & Matheson Information Technology Ltd. dated March 26, 2007.

23.1	Consent of Grant Thornton, LLP.

23.2	Consent of Mercadien, P.C., Certified Public Accountants.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b) Exhibits – The response to this portion of Item 15 is submitted as a separate section of this report.
(c) Financial Statement Schedules – The response to this portion of Item 15 is submitted as a separate section of this report at S-1.

     SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIOS & MATHESON NORTH AMERICA INC.
By:	/s/ Shmuel BenTov
Shmuel BenTov, Chief Executive Officer Date: March 29, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shmuel BenTov	Chief Executive Officer (Principal Executive
Shmuel BenTov	Officer) and Director	March 29, 2007

/s/ Salvatore M. Quadrino	Chief Financial Officer (Principal Financial
Salvatore M. Quadrino	and Accounting Officer)	March 29, 2007

/s/ Steven Mukamal	Director
Steven Mukamal		March 29, 2007

/s/ William Miller	Director
William Miller		March 29, 2007

/s/ Rabin Dhoble	Director
Rabin Dhoble		March 29, 2007

/s/ Shankar Ram	Director
Shankar Ram		March 29, 2007

/s/ Daniel L. Thomas	Director
Daniel L. Thomas		March 29, 2007

/s/ Shri S. Jambunathan	Director
Shri S. Jambunathan		March 29, 2007

/s/ Divya Ramachandran	Director
Divya Ramachandran		March 29, 2007

Director
Kishan Grama Ananthram

ITEM 15 (a) (1) and (2)
HELIOS & MATHESON NORTH AMERICA INC.
The following consolidated financial statements and financial statement schedule of Helios & Matheson North America Inc. are included in Item 8:
All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Helios & Matheson North America Inc.
We have audited the accompanying consolidated balance sheets of Helios & Matheson North America Inc. and Subsidiaries, (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the year ended December 31, 2004 were audited by other auditors whose report, dated February 24, 2005, expressed an unqualified opinion on those statements.
We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the 2006 and 2005 financial statements referred to above present fairly, in all material respects, the financial position of Helios & Matheson North America Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II listed in the index of financial statements is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements for 2006 and 2005 taken as a whole.
Mercadien, P.C., Certified Public Accountants
Hamilton, New Jersey
March 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Helios & Matheson North America Inc.
(formerly The A Consulting Team, Inc.)
We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2004 of Helios & Matheson North America Inc. (formerly The A Consulting Team, Inc.) and Subsidiaries (the “Company”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Helios & Matheson North America Inc. (formerly The A Consulting Team, Inc.) and Subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II listed in the index of financial statements is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
GRANT THORNTON LLP
New York, New York
February 24, 2005

HELIOS & MATHESON NORTH AMERICA INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$3,849,056	$2,156,867
Accounts receivable- less allowance for doubtful accounts of $225,741 at December 31, 2006, and $320,804 at December 31, 2005	3,676,869	3,918,371
Unbilled receivables	316,156	434,563
Prepaid expenses and other current assets	159,398	160,413

Total current assets	8,001,479	6,670,214
Property and equipment, net	457,223	480,845
Goodwill	1,140,964	1,140,964
Deposits and other assets	189,620	201,422

Total assets	$9,789,286	$8,493,445

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,294,929	$2,068,643
Deferred revenue	285,227	220,005

Total current liabilities	2,580,156	2,288,648

Shareholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of December 31, 2006, and December 31, 2005	—	—
Common stock, $.01 par value; 30,000,000 shares authorized; 2,382,801 issued and outstanding as of December 31, 2006 and 2,361,333 issued and outstanding as of December 31, 2005	23,828	23,614
Paid-in capital	34,607,651	34,462,262
Accumulated other comprehensive income/(loss) — foreign currency translation	3,949	(2,927)
Accumulated deficit	(27,426,298)	(28,278,152)

Total shareholders’ equity	7,209,130	6,204,797

Total liabilities and shareholders’ equity	$9,789,286	$8,493,445

See accompanying notes to consolidated financial statements.

HELIOS & MATHESON NORTH AMERICA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2006	2005	2004
Revenues	$24,940,153	$26,431,967	$25,035,167
Cost of revenues	17,669,075	18,631,523	17,361,526

Gross profit	7,271,078	7,800,444	7,673,640
Operating expenses:
Selling, general and administrative	6,219,836	8,057,416	5,952,343
Depreciation and amortization	151,220	203,678	360,859

	6,371,056	8,261,095	6,313,202

Income/(loss) from operations	900,022	(460,651)	1,360,438

Interest income	69,422	17,611	8,664
Interest expense	(401)	(24,724)	(33,313)

Interest income/(expense), net	69,021	(7,113)	(24,649)

Income/(loss) before income taxes	969,043	(467,764)	1,335,789
Provision for income taxes	117,189	16,240	99,085

Net income/(loss)	$851,854	$(484,004)	$1,236,705
Other comprehensive income/(loss) — foreign currency adjustment	6,876	(2,927)	—

Comprehensive income/(loss)	$858,730	$(486,931)	$1,236,705

Net income/(loss) per share
Basic	$0.36	$(0.22)	$0.57

Diluted	$0.35	$(0.22)	$0.53

See accompanying notes to consolidated financial statements.

HELIOS & MATHESON NORTH AMERICA INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Additional	Accumulated
	Preferred Stock		Common Stock (*)		Paid-In	Other Comp	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total

Balance, December 31, 2003	571,615	$5,716	2,107,959	$21,080	$34,161,628	$—	$(28,995,106)	$5,193,318
Net income	—	—	—	—	—	—	$1,236,705	1,236,705
Preferred dividend	—	—	—	—	—	—	(26,850)	(26,850)
Exercise of employee stock options	—	—	14,688	147	19,578	—	—	19,725

Balance, December 31, 2004	571,615	$5,716	2,122,647	$21,227	$34,181,206	$—	$(27,785,251)	$6,422,898
Net loss	—	—	—	—	—	—	$(484,004)	(484,004)
Preferred dividend	—	—	—	—	—	—	(8,897)	(8,897)
Conversion of Preferred Stock	(571,615)	(5,716)	142,903	1,429	—	—	—	(4,287)
Restricted Stock Issuance	—	—	30,000	300	—	—	—	300
Exercise of employee stock options and warrants	—	—	65,783	658	281,056	—	—	281,714
Foreign Exchange Translation	—	—	—	—	—	(2,927)	—	(2,927)

Balance, December 31, 2005	—	$—	2,361,333	$23,614	$34,462,262	$(2,927)	$(28,278,152)	$6,204,797
Net Income	—	$—	—	$—	$—	$—	$851,854	851,854
Exercise of employee stock options	—	$—	21,468	$214	$29,855	$—	$—	30,069
Stock based compensation expense	—	$—	—	$—	$115,534	$—	$—	115,534
Foreign Exchange Translation	—	$—	—	$—	$—	$6,876	$—	6,876

Balance, December 31, 2006	—	$—	2,382,801	$23,828	$34,607,651	$3,949	$(27,426,298)	$7,209,130

*	Adjusted for the January 7, 2004 reverse stock split ( See Note 1)
See accompanying notes to consolidated financial statements.

HELIOS & MATHESON NORTH AMERICA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income/(loss)	$851,854	$(484,005)	$1,236,705
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	151,220	203,679	360,859
Deferred income taxes	—	(22,500)	(22,500)
Provision for doubtful accounts	141,548	35,000	145,000
Stock based compensation	115,534	—	—
Amortization of deferred financing cost	12,000	12,000	10,000
Compensation expense for restricted stock issued	—	133,200	—
Changes in operating assets and liabilities:
Accounts receivable	99,954	(142,611)	(532,488)
Unbilled receivables	118,407	(174,563)	(126,395)
Prepaid expenses and other current assets	1,015	(20,709)	(53,150)
Accounts payable and accrued expenses	226,286	98,487	223,431
Deferred revenue	65,222	220,005	—

Net cash provided by/(used in) operating activities	1,783,040	(142,017)	1,241,460

Cash flows from investing activities:
Purchase of property and equipment	(127,598)	(92,962)	(168,127)
Investments and advances	—	—	250,450
Deposits	(198)	—	(38,489)

Net cash (used in)/provided by investing activities	(127,796)	(92,962)	43,834

Cash flows from financing activities:
Proceeds from the exercise of stock options	30,069	144,527	19,726
Payment of deferred financing cost	—	—	(40,000)
Dividend paid to Preferred Shareholders	—	(8,897)	(26,850)
Repayment of long-term debt	—	(233,962)	(154,690)

Net cash provided by/(used in) financing activities	30,069	(98,332)	(201,814)

Effect of foreign currency exchange rate changes on cash and cash equivalents	6,876	(2,927)	—

Net increase/(decrease) in cash and cash equivalents	1,692,189	(336,237)	1,083,481
Cash and cash equivalents at beginning of period	2,156,867	2,493,104	1,409,623

Cash and cash equivalents at end of period	$3,849,056	$2,156,867	$2,493,104

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$401	$24,724	$33,313

Cash paid during the period for income taxes, net of refunds	$27,746	$18,863	$99,085

See accompanying notes to consolidated financial statements.

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SIGNIFICANT ACCOUNTING POLICIES
     Description of Business and Basis of Presentation
          Helios & Matheson North America Inc. (formerly The A Consulting Team, Inc.) (“Helios & Matheson” or the “Company”) was incorporated in the state of New York in February of 1983 and became a public company in August of 1997. The Company is headquartered in New York, New York and has offices in Clark, New Jersey and Bangalore, India. The Company provides a wide range of information technology (“IT”) consulting, custom application development and solutions to Fortune 1000 companies and other large organizations. The Company supports all major computer technology platforms and supports client IT projects by using a broad range of third-party software applications.
     Reverse Stock Split
          On January 7, 2004, the Company effected a one-for-four reverse stock split of its common stock in order to regain compliance with NASDAQ’s minimum bid price requirement to remain listed on the NASDAQ Capital MarketCM.
     Principles of Consolidation
          The consolidated financial statements include the accounts of Helios & Matheson North America Inc., its 100% owned subsidiary International Object Technology, Inc. (“IOT”) from its date of acquisition on July 19, 2002 and its 51% owned subsidiary, T3 Media, Inc., which ceased operations in 2001, from its date of acquisition in 1999 and its 100% owned subsidiary TACT Global Services Private Limited (“TGS”) from its date of acquisition on September 30, 2005. All material inter-company accounts and transactions have been eliminated.
          Certain amounts reported in previous years have been reclassified to conform to the fiscal 2006 presentation. Such reclassifications were immaterial.
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
     Earnings Per Share
          The Company calculates earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net earnings available to common shares by weighted average common shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities except when it is anti-dilutive, including the effect of shares issuable under the Company’s incentive plans.
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

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Property and Equipment
          Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years.
     Long-Lived Assets
          The Company adopted the provisions of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” effective January 1, 2002. When impairment indicators are present, the Company reviews the carrying value of its assets in determining the ultimate recoverability of their unamortized values using analyses of future undiscounted cash flows expected to be generated by the assets. If such assets are considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeded its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell.
     Goodwill and Intangible Assets
          The Company adopted the provisions of FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) effective January 1, 2002. SFAS No. 142 required that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment using the guidance for measuring impairment set forth in this statement. As prescribed under SFAS 142, the Company had an evaluation done of its goodwill and intangible assets, which was performed by an independent third party. The Company tested for impairment using the guidance for measuring impairment set forth in SFAS No. 142 and it was determined by the Company with the results from the independent third party that there was no impairment at December 31, 2006, 2005 and 2004.
          Goodwill recorded on the balance sheet remains at $1,140,964 for the years ended December 31, 2006 and 2005.
          The following summarizes the carrying amounts of acquired intangible assets and related amortization:

	Year ended December 31,
	2006	2005	2004
Amortized intangible assets
Employee Contracts- gross carrying amount	$—	$312,000	$312,000
Less accumulated amortization	—	(312,000)	(277,333)

Unamortized intangible assets	$—	$—	$34,667

Amortization expense
For the year ended 12/31/04	$—	$—	$69,333
For the year ended 12/31/05	$—	$34,667	$—
For the year ended 12/31/06	$—	$—	$—
Estimated amortization expense:
For the year ended 12/31/07	$—	$—	$—
          As part of the purchase price of IOT (See Note 2), the Company recorded intangible assets pertaining to certain employment contracts. The cost of these employment contracts were being amortized over the three year period of the assets estimated useful life. During 2005, the Company recorded amortization expense of $34,667 and completed the amortization of these contracts.
     Revenue Recognition
          Consulting revenues are recognized as services are provided. The Company primarily provides consulting services under time and material contracts, whereby revenue is recognized as hours and costs are incurred. Customers for consulting

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
revenues are billed on a weekly, semi-monthly and monthly basis. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs. Any anticipated contract losses are estimated and accrued at the time they become known and estimable. Unbilled accounts receivables represent amounts recognized as revenue based on services performed in advance of customer billings. A liability for deferred revenue is established for customer collections in excess of amounts earned under each contract. Revenue from sales of software licenses is recognized upon delivery of the software to a customer because future obligations associated with such revenue are insignificant.
     Accounts Receivable and Allowance for Doubtful Accounts
          Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. The Company monitors its accounts receivable balances on a monthly basis to ensure that they are collectible. On a quarterly basis, the Company uses its historical experience to determine its accounts receivable reserve. The Company’s allowance for doubtful accounts is an estimate based on specifically identified accounts as well as general reserves. The Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations. In these cases, management uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. The Company also establishes a general reserve for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, the Company’s estimate of the recoverability of amounts due the company could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known.
     Segment Information
          The disclosure of segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” is not required as the Company operates in only one business segment.
     Stock-Based Compensation
          The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123(R). During 2005, the Company recorded $133,200 of such related expenses. No such non-employee equity instruments were granted in either 2006 or 2004.
          At December 31, 2006, the Company has a stock based compensation plan, which is described as follows:
          The Company adopted a Stock Option Plan (the “Plan”) that provides for the grant of stock options that are either “incentive” or “non-qualified” for federal income tax purposes. The Plan provided for the issuance of up to a maximum of 150,000 shares of common stock. On May 27, 1998, the shareholders approved and ratified an increase to the Plan from 150,000 to 225,000 shares of common stock, on May 24, 2001, the shareholders approved and ratified an increase to the Plan from 225,000 to 300,000 shares of common stock, on July 26, 2005, the shareholders approved and ratified an increase to the plan from 300,000 to 1,200,000 shares of common stock and other amendments to the plan and on June 5, 2006, the Board of Directors approved and ratified a decrease to the plan from 1,200,000 to 460,000 shares of common stock (subject to adjustment pursuant to customary anti-dilution provisions). Stock options generally vest over a period between one to four years.
          The exercise price per share of a stock option is established by the Compensation Committee of the Board of Directors in its discretion, but may not be less than the fair market value of a share of common stock as of the date of grant. The aggregate fair market value of the shares of common stock with respect to which “incentive” stock options are exercisable for the first time by an individual to whom an “incentive” stock option is granted during any calendar year may not exceed $100,000.
          Stock options, subject to certain restrictions, may be exercisable any time after full vesting for a period not to exceed ten years from the date of grant and terminate in connection with the termination of employment. Such period is to be established by the Company in its discretion on the date of grant.

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share Based Payment (Statement 123 (R) ). This Statement requires that the costs of employee share based payments be measured at fair value on the awards’ grant date using an option-pricing model and recognized in the financial statements over the requisite service period. This Statement does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants SOP 93-6, “Employer’s Accounting for Employee Stock Ownership Plans.” Statement 123 (R) supersedes Opinion 25, Accounting for Stock Issued to Employees and its related interpretations, and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting, which the Company used through December 31, 2005. Statement 123 (R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123 (R). The second method is the modified retrospective application, which requires that the Company restates prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. Effective January 1, 2006, the Company adopted the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated pro forma disclosures under Statement 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123 (R). For the three and twelve months ended December 31, 2006, the Company recorded stock based compensation expense under the provisions of Statement 123 (R) of $31,146 and $115,534, respectively.
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

	Year ended December 31,
	2005	2004
Net (loss)/income, as reported	$(484,000)	$1,237,000
Deduct:
Total stock based compensation expense determined under fair value based method for all awards	(3,000)	(20,000)

Pro forma net (loss)/income	$(487,000)	$1,217,000

Earnings per share:
Basic — as reported	$(0.22)	$0.57

Basic — pro forma	$(0.21)	$0.57

Diluted — as reported	$(0.22)	$0.53

Diluted — pro forma	$(0.21)	$0.53

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The fair value of options at the date of grant was estimated using the Black-Scholes model with the following assumptions:

	2006	2005	2004
Expected life (years)	4.00	4.00	4.00
Risk free interest rate	4.80%	4.50%	3.00%
Expected volatility	0.40	0.95	0.96
Expected dividend yield	0.00	0.00	0.00
Weighted average fair value per option	$4.37	$4.83	$3.53
     The weighted average fair value of options granted by the Company was $4.37 in 2006, $4.83 in 2005, and $3.53 in 2004.
2. ACQUISITIONS
     On April 11, 2005, the Company completed an investment in an offshore joint venture, TGS, in the amount of $250,000, which represented approximately a 68% ownership. A minority partner invested $100,000 for the remaining 32% ownership. In September 2005, the Company increased its ownership to 100% by purchasing the minority partners investment for $100,000. The Company has consolidated the results of TGS in its financial statements for the period from September 2005 to December 31, 2006, and recorded the Company’s proportionate ownership share of the results of TGS from April 11, 2005 to September 2005.
     On July 19, 2002, the Company consummated the acquisition of all of the issued and outstanding capital stock of IOT, a New Jersey corporation, pursuant to a Stock Purchase Agreement dated as of June 28, 2002 among Helios & Matheson, IOT and the holders of all of the issued and outstanding capital stock of IOT (the “IOT Shareholders”). Helios & Matheson acquired all of the issued and outstanding capital stock of IOT from the IOT Shareholders in exchange for an aggregate of three hundred seventeen thousand five hundred (317,500) shares of unregistered Helios & Matheson common stock, which has been retroactively adjusted to reflect the one-for-four reverse stock split that occurred on January 7, 2004, and was valued at $635,000 (the “Acquisition Shares”) and the obligation to make certain deferred cash payments of six hundred fifty thousand ($650,000) in the aggregate (the “Deferred Payments”). The Acquisition Shares were issued by Helios & Matheson to the IOT Shareholders at the closing of the acquisition. Subject to the terms and conditions of the Stock Purchase Agreement, the Deferred Payments were payable as follows: (i) an aggregate of $140,000 on or before September 2, 2002, (ii) an aggregate of $210,000 on or before April 1, 2003, (iii) an aggregate of $100,000 on or before April 1, 2004, and (iv) an aggregate of $200,000 on or before January 2, 2005. The consideration paid by Helios & Matheson for the acquisition of IOT was determined through arms-length negotiation by the management of Helios & Matheson and a majority of the IOT Shareholders. The acquisition was accounted for under the purchase method of accounting for business combinations and the operations of IOT has been included from the date of acquisition. The purchase price of the acquisition exceeded the fair market value of the net assets acquired, resulting in the recording of goodwill of $1,181,520. The three majority shareholders of IOT received employment agreements for a three-year period at an annual salary of $160,000 per year each. The Company completed the amortization of these contracts during 2005.
     IOT was a privately owned, professional services firm that provided data management and business intelligence solutions, technology consulting and project management services. IOT operated as a wholly owned subsidiary of Helios & Matheson until its operations were fully integrated into Helios & Matheson during the first quarter of 2006. The acquisition was made to increase the depth of the Company’s services and solutions offerings and provide the Company with significant cross-selling opportunities.
     The Company acquired a 51% ownership interest in T3 Media as a result of several investments in 1998 and 1999. Due to deterioration in performance and market conditions for T3 Media’s services, the operations of T3 Media ceased in the second quarter of 2001. T3 Media had entered into a series of capital lease obligations, which the Company had guaranteed, to finance its expansion plans, covering leasehold improvements, furniture and computer-related equipment. The amount outstanding under such leases was approximately $291,000 at December 31, 2006 and 2005, respectively, and is included in accounts payable and accrued expenses on the balance sheet.

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. INVESTMENTS
     The Company invested $500,000 in Methoda Computers Ltd. during 2000. In the third quarter of 2002, the Company wrote down its investment in Methoda Computer Ltd. in that same period in the amount of $132,000.
     In January of 2004, the Company sold approximately 75 percent of its investment in Methoda for $200,000 in cash and $81,000 payable over the next twenty months, which was fully satisfied in 2005. The remaining investment had a carrying value of $87,000 as of December 31, 2006 and 2005 and is included in deposits and other assets on the balance sheet.
4. NET INCOME (LOSS) PER SHARE
     The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
	2006	2005	2004
Numerator for basic net income(loss) per share
Net income/(loss)	851,854	(484,004)	1,236,705
Preferred Dividend	—	8,897	26,850

Net income/(loss) available to common stockholders	$851,854	$(492,901)	$1,209,855

Numerator for diluted net income(loss) per share
Net income/(loss) available to common stockholders & assumed conversion	$851,854	$(492,901)	$1,236,705

Denominator:
Denominator for basic earnings/(loss) before extraordinary item and net loss per share - weighted-average shares	2,380,699	2,285,874	2,110,072
Effect of dilutive securities:
Preferred shares	—	—	142,903
Employee stock options	24,247	—	59,046

Denominator for diluted earnings/(loss) per share — adjusted weighted-average shares	2,404,946	2,285,874	2,312,021

Basic earnings income/(loss) per share:
Net income/(loss)	$0.36	$(0.22)	$0.57

Diluted earnings income/(loss) per share:
Net income/(loss)	$0.35	$(0.22)	$0.53

     During the year ended December 31, 2006 and 2004 there were 137,250 and 159,140 options, respectively, that were excluded from the computation of diluted earnings per share, because the options were not vested or the exercise price was in excess of the fair market value. All options and warrants outstanding during 2005 were not included in the computation of net loss per share because the effect would be antidilutive.

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. PROPERTY AND EQUIPMENT
     Property and equipment, at cost, consists of the following:

	December 31,
	2006	2005
Equipment and leaseholds	$5,601,941	$5,585,602
Software	1,088,446	990,845
Furniture and fixtures	1,113,650	1,113,650
Automobiles	139,968	158,769

	7,944,006	7,848,866
Less accumulated depreciation and amortization	7,486,783	7,368,021

	$457,223	$480,845

6. CREDIT ARRANGEMENT
     The Company has a line of credit up to $4.0 million with Keltic based on the Company’s eligible accounts receivable balances. Net availability at December 31, 2006 was approximately $2.0 million. The line of credit has certain financial covenants, which the Company must meet on a quarterly basis. There was no outstanding balance at December 31, 2006 or at December 31, 2005. On March 23, 2004, the line of credit was amended and restated to include the following: an extension to June 2007, the removal of the guarantee of the Chief Executive Officer and less restrictive financial covenants. On March 23, 2005, the agreement was restated and amended, again to, among other things, include a waiver to certain financial covenants that the Company failed to comply with in the first quarter ending March 31, 2005. On December 1, 2005, the agreement was further amended to reset the EBITDA covenant effective as of October 1, 2005. On March 28, 2006, the agreement was further amended to allow Mr. Shmuel BenTov, the Company’s Chairman, Chief Executive Officer and President, and his family to sell their stock ownership in the Company to Helios & Matheson Information Technology Ltd. “(Helios & Matheson Parent”) and to waive the default provision that required Mr. BenTov’s ownership in the Company’s outstanding shares not to fall below a level of 10%. The Company also failed to comply with the amended EBITDA covenant for the first quarter ending March 31, 2006 and a waiver was obtained from Keltic. The Company was in compliance with the financial covenants for the second, third and fourth quarters ending June 30, September 30 and December 31, 2006, respectively. The line of credit bears interest at a variable rate based on prime plus 1.75% and the rate was 10% at December 31, 2006. The line of credit currently expires on June 27, 2007.
     The Company is prohibited from paying dividends on its common stock due to restrictions under the restated and amended Loan and Security Agreement with Keltic. Keltic has consented to the payment of dividends on the Series A and Series B Preferred Stock, provided an event of default does not exist. There were no outstanding shares of Series A or Series B Preferred Stock as of December 31, 2006 and 2005, respectively.
7. CONTRACTUAL OBLIGATIONS AND COMMITMENTS
     The Company has the following commitments as of December 31, 2006: long term obligations of certain employment contracts, a capital lease obligation and operating lease obligations as well. One of the Company’s subsidiaries, T3 Media, which ceased operations in 2001, had entered into a series of capital lease obligations, which the Company had guaranteed. The Company has two operating leases for its corporate headquarters located in New York and its branch office in New Jersey.
     As of December 31, 2006, the Company does not have any “Off Balance Sheet Arrangements”.

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company’s contractual obligations at December 31, 2006, are comprised of the following:

	Payments Due by Period
		Less Than 1	1 - 3	3 - 5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years

Long Term Obligations
Employment Contracts	690,000	540,000	150,000	—	—

Capital Lease Obligations
Capital Lease — Short Term	290,517	290,517	—	—	—

Opertating Leases
Rent (1)	191,100	191,100	—	—	—

Total	$1,171,617	$1,021,617	$150,000	$—	$—

(1)	The Company has a New York facilty with a lease term expiring July 31, 2007 and a New Jersey facility with a lease term expiring August 31, 2007. The Company is in the process of negotiating the renewals of both of these leases and considering alternative leasing arrangements.
8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
     Accounts payable and accrued expenses consist of the following:

	December 31,
	2006	2005
Accounts payable	$458,431	$467,864
Payroll	492,881	484,745
Bonuses	116,000	59,956
Capital Lease Obligation	290,517	290,517
Other accrued expenses	937,100	765,560

	$2,294,929	$2,068,643

9. VANGUARD RELEASE
     As of June 1, 2006, the Company and Mr. BenTov (the “Helios & Matheson Releasors”) entered into and delivered general releases and covenants not to sue, pursuant to which the Helios & Matheson Releasors released and covenanted not to sue Vanguard and certain Vanguard-related persons, including (without limitation) its directors, officers, agents and certain advisors of Vanguard (the “Vanguard Released Parties”), in connection with any and all claims existing as of the date of such releases and covenants, including, without limitation, any claims that were related to the terminated Vanguard transaction. In connection therewith, the Company received an aggregate of $1,100,000 (without giving the affect to the Company’s payment of $219,000 for fees and costs incurred in connection with this recovery), and the Company and certain related persons, including (without limitation) Mr. BenTov, received general releases and covenants not to sue from certain of the Vanguard Released Parties.
     Selling, General and Administrative expenses have been reduced by net proceeds of $881,000 from the release of claims relating to the terminated Vanguard transaction for the twelve months ended December 31, 2006.

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. INCOME TAXES
     The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
     Deferred tax assets and (liabilities) consist of the following:

	December 31,
	2006	2005
Licensing revenues	$(54,000)	$(50,000)
Accounts receivable reserve	113,000	128,000
Depreciation and amortization	212,000	214,000
Investments	928,000	928,000
Other	176,000	50,000
Net operating losses	4,409,000	4,675,000

	5,784,000	5,945,000
Valuation allowance	(5,784,000)	(5,945,000)

	$—	$—

     Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss and other credit carry-forwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percentage point change in ownership occurs. On September 5, 2006, Helios & Matheson Parent acquired a greater than 50 percent ownership of the Company. Accordingly, the actual utilization of the net operating loss carry-forwards for tax purposes are limited annually under Code Section 382 to a percentage (currently about four and a half percent) of the fair market value of the Company at the date of this ownership change. Due to the Section 382 limitation on the use of net operating loss carry-forward, the 2006 federal current tax expense is $102,347.
     At December 31, 2006, the Company has federal net operating loss carry-forwards of approximately $10 million which will begin to expire in 2020. In addition, the Company has state net operating loss carry-forwards of approximately $16.4 million remaining which will expire from 2009 to 2013. The full utilization of the deferred tax assets in the future is dependent upon the Company’s ability to generate taxable income; accordingly, a valuation allowance of an equal amount has been established. During the year ended December 31, 2006, the valuation allowance decreased by $161,000 and during the years ended December 31, 2005 and 2004, the valuation allowance increased by $282,000 and decreased by $1,592,000, respectively.
     Significant components of the provision for income taxes are as follows:

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$102,347	$—	$35,625
State and local	14,842	38,740	85,960

Total Current	$117,189	$38,740	$121,585

Deferred:
Federal	—	—	(5,625)
State and local	—	(22,500)	(16,875)

Total Deferred	—	(22,500)	(22,500)

Total	$117,189	$16,240	$99,085

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     A reconciliation between the federal statutory rate and the effective income tax rate for the years ended December 31, 2006, 2005, and 2004.

	2006	2005	2004
Federal statutory rate	34.0%	(34.0)%	34.0%
State and local taxes net of federal tax benefit	0.6	2.3	5.7
Non-deductible expenses	(5.7)	(25.1)	5.4
Change in valuation allowance	(16.81)	60.27	(37.68)

Total	12.09%	3.47%	7.42%

11. RETIREMENT PLAN
     The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code for its employees. Participants can make elective contributions subject to certain limitations. Under the plan, the Company can make matching contributions on behalf of all participants. There were no such contributions made by the Company in 2006, 2005 and 2004.
12. CONCENTRATION OF CREDIT RISK
     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and accounts receivable. The Company maintains its cash balances on deposit with a limited number of financial institutions in amounts which may exceed federally insured limits. Historically, the Company has not experienced any related cash-in-bank losses. For the year ended December 31, 2006, the Company had four customers which accounted for 21%, 14%, 10% and 10% of revenues, respectively. For the year ended December 31, 2005, the Company had three customers which accounted for 21%, 20% and 15% of revenues, respectively. For the year ended December 31, 2004, the Company had two customers which accounted for 20% and 19% of revenues. Besides these customers, no other customer represented greater than 10% of the Company’s revenues. Four customers represented approximately 10%, 11%, 12% and 16% of accounts receivable as of December 31, 2006, four customers represented approximately 10%, 15%, 15% and 23% of accounts receivable as of December 31, 2005, and three customers represented approximately 10%, 14% and 17% of accounts receivable as of December 31, 2004.
13. LEASES
     The Company leases office space under non-cancelable operating leases. The future minimum payments for all non-cancelable operating leases as of December 31, 2006 are as follows:

2007	191,100

Total minimum future lease payments	$191,100	(1)

(1)	The Company has a New York facilty with a lease term expiring July 31, 2007 and a New Jersey facility with a lease term expiring August 31, 2007. The Company is in the process of negotiating the renewals of both of these leases or seeking comparable space.
     Office leases are subject to escalations based on increases in real estate taxes and operating expenses. Rent expense for the years ended December 31, 2006, 2005, and 2004, was approximately $293,288, $301,042 and $299,121, respectively.
     In 2001, T3 Media stopped paying its capital lease obligations. The Company was a guarantor of the majority of these obligations. For the year ended December 31, 2006, $290,517 of T3 Media’s capital lease obligations remained outstanding and is included in accounts payable and accrued expenses on the balance sheet.

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. STOCK OPTION PLAN
     The Company adopted a Stock Option Plan (the “Plan”) that provides for the grant of stock options that are either “incentive” or “non-qualified” for federal income tax purposes. The Plan provided for the issuance of up to a maximum of 150,000 shares of common stock. On May 27, 1998, the shareholders approved and ratified an increase to the Plan from 150,000 to 225,000 shares of common stock, on May 24, 2001, the shareholders approved and ratified an increase to the Plan from 225,000 to 300,000 shares of common stock, on July 26, 2005, the shareholders approved and ratified an increase to the plan from 300,000 to 1,200,000 shares of common stock and on June 5, 2006, the Board of Directors approved and ratified a decrease to the plan from 1,200,000 to 460,000 shares of common stock (subject to adjustment pursuant to customary anti-dilution provisions). Stock options generally vest over a period between one to four years.
     The exercise price per share of a stock option is established by the Compensation Committee of the Board of Directors in its discretion, but may not be less than the fair market value of a share of common stock as of the date of grant. The aggregate fair market value of the shares of common stock with respect to which “incentive” stock options are exercisable for the first time by an individual to whom an “incentive” stock option is granted during any calendar year may not exceed $100,000.
     Stock options, subject to certain restrictions, may be exercisable any time after full vesting for a period not to exceed ten years from the date of grant and terminate in connection with the termination of employment. Such period is to be established by the Company in its discretion on the date of grant.
     Information with respect to options under the Company’s Plan is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Balance — December 31, 2003	158,521	$3.27
Granted during 2004	154,750	$4.61
Exercised during 2004	(14,688)	$1.34
Forfeitures during 2004	(43,020)	$4.94

Balance — December 31, 2004	255,563	$3.91
Granted during 2005	15,750	$4.67
Exercised during 2005	(56,032)	$2.19
Forfeitures during 2005	(9,188)	$5.64

Balance — December 31, 2005	206,093	$4.36
Granted during 2006	37,750	$5.08
Exercised during 2006	(21,468)	$1.40
Forfeitures during 2006	(32,469)	$4.83

Balance — December 31, 2006	189,906	$4.76

     At December 31, 2006, 2005, and 2004, 98,656, 105,937, and 96,657, respectively, were exercisable with weighted average exercise prices of $4.71, $4.28, and $3.56, respectively.

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table summarizes the status of the stock options outstanding and exercisable at December 31, 2006:
Stock Options Outstanding

				Number of
	Weighted		Weighted-	Stock
Exercise Price	Average	Number of	Remaining	Options
Range	Exercise Price	Options	Contractual Life	Exercisable
$0.00 - $ 4.80	$3.075	107,156	4.3 years	62,906
$4.80 - $ 9.60	$5.878	74,000	4.7 years	27,000
$9.60 - $14.40	$9.620	500	3.6 years	500
$14.40 - $19.20	$15.504	7,750	2.9 years	7,750
$24.00 - $28.80	$28.000	250	2.0 years	250
$28.80 - $33.60	$30.000	250	1.8 years	250

		189,906		98,656

     At December 31, 2006, the Company had 460,000 shares of common stock reserved in connection with the Stock Option Plan.
15. EMPLOYMENT AGREEMENT OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
     The Company has entered into an employment agreement with Shmuel BenTov, its Chairman, Chief Executive Officer and President, which terminates on March 31, 2008. The contract calls for a salary of $360,000 per year. His employment agreement contains non-competition, non-disclosure and non-solicitation covenants. It also contains an annual bonus, subject to the approval of the non-employee members of the Company’s Executive Compensation Committee and further subject to the Company meeting certain financial performance criteria, in an amount to be determined by the non-employee members of the Committee. In the event that he is terminated by the Company, he is to receive severance pay that is two times his then annual salary and is payable within 30 days of the termination.
     The Company has entered into an employment agreement with Salvatore M. Quadrino, its Chief Financial Officer and Secretary, which terminates on April 30, 2008 and is set to automatically renew for subsequent one-year terms, unless and until terminated by either party upon 30 days notice. The contract calls for a salary of $180,000 per year, a discretionary annual bonus, participation in the Company’s stock option plan with an initial grant of 20,000 options to purchase shares of the Company’s common stock and use of a Company car. In the event he is terminated by the Company during the initial term, he is to receive severance pay in an amount equal to twelve months of his then annual salary and all granted options become vested and exercisable.
16. SALES AND CONVERSION OF PREFERRED SHARES
     All outstanding shares of the Company’s Series A and Series B Preferred Stock were fully converted into common stock during 2005. As a result, there were no outstanding shares of Series A or Series B Preferred Stock as of December 31, 2006 and December 31, 2005, respectively.
17. SUBSEQUENT EVENTS
     On January 29, 2007, the Company entered into a professional services agreement with IonIdea, Inc. to provide certain professional services and equipment to the Company and its wholly owned subsidiary TGS. Kishan Grama Ananthram, a member of the Company’s Board of Directors, is the Chief Executive Officer of IonIdea and Mr. Ananthram and his spouse own all of the outstanding capital stock of IonIdea. The term of the professional services agreement is effective as of June 27, 2006 and expires on June 30, 2007.

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     On January 30, 2007, the Company officially changed its name from The A Consulting Team, Inc. to Helios & Matheson North America Inc. On January 31, 2007, the Company’s common stock began trading under its new symbol “HMNA”.
     On March 26, 2007, Helios & Matheson Parent granted the Company a non-exclusive right to use the name “Helios & Matheson” and related trademarks, service names and service marks.

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. QUARTERLY RESULTS (UNAUDITED)
     The following is a summary of the quarterly results of operations for the years ended December 31, 2006 and 2005.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share amounts)	2006	2006	2006	2006
Revenues	$5,911	$6,738	$5,971	$6,320
Gross profit	1,612	1,813	1,805	2,041
(Loss) income from operations	(140)	683	4	353
Net (loss) income	(139)	682	12	297
Net (loss) income per share
Basic	$(0.06)	$0.29	$0.01	$0.12
Diluted	$(0.06)	$0.28	$0.01	$0.12

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
Revenues	$6,115	$6,704	$6,858	$6,755
Gross profit	1,875	1,783	1,900	2,242
(Loss) income from operations	(257)	(543)	133	206
Net (loss) income	(259)	(546)	118	203
Net (loss) income per share
Basic	$(0.12)	$(0.24)	$0.05	$0.09
Diluted	$(0.12)	$(0.24)	$0.05	$0.08

HELIOS & MATHESON NORTH AMERICA INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C		Col. D		Col. E
		Additions
		(1)	(2)
	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other Accounts	Deductions -		Balances at
Description	Period	Expenses	Describe	Describe		End of Period
Reserves and allowances deducted from asset accounts:
For the year ended December 31, 2006 Allowance for doubtful accounts	$320,804	$141,548	$—	$(236,611	) (a)	$225,741
For the year ended December 31, 2005 Allowance for doubtful accounts	$296,828	$35,000	$—	$(11,024	) (b)	$320,804
For the year ended December 31, 2004 Allowance for doubtful accounts	$305,290	$145,000	$—	$(153,462	) (c)	$296,828

(a)	Uncollectible accounts written off during 2006.

(b)	Uncollectible accounts written off during 2005.

(c)	Uncollectible accounts written off during 2004.

S-1

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits
3.1	Restated Certificate of Incorporation of the Registrant.

3.2.1	Certificate of Amendment of the Certificate of Incorporation of the Registrant dated August 8, 2002.

3.2.2	Certificate of Amendment of the Certificate of Incorporation of the Registrant dated November 12, 2002.

3.2.3	Certificate of Amendment of the Certificate of Incorporation of the Registrant dated January 5, 2004.

3.2.4	Certificate of Amendment of the Certificate of Incorporation of the Registrant dated January 30, 2007.

3.3	Amended and Restated By-Laws of the Registrant, incorporated by reference to Exhibit 3.3 to the Registration Statement on Form SB-2 as previously filed with the SEC on August 6, 1997.

3.4	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant incorporated by reference to Exhibit 3.4 to the Form 10-Q for the period ended June 30, 2003, as previously filed with the SEC on August 14, 2003.

4.1	Specimen Common Stock Certificate.

10.1.1	Amended and Restated 1997 Stock Option and Reward Plan, incorporated by reference to Annex J to the Company’s Definitive Proxy Statement, as previously filed with the SEC on June 27, 2005.

10.1.2	Amendment No. 1 to the Registrant’s Amended and Restated 1997 Stock Option and Award Plan, incorporated by reference to Exhibit 10.2 on Form 8-K, as filed with the SEC on June 9, 2006.

10.1.3	Amendment No. 2 to the Registrant’s Amended and Restated 1997 Stock Option and Award Plan.

10.1.4	Form of Restricted Stock Award Grant and Notice Agreement between the Registrant and each of its Non-Employee Directors, incorporated by reference to Exhibit 10.9 to the Form 10-Q for the nine months ended September 30, 2005, as previously filed with the SEC on November 14, 2005.

10.1.5	Form of Non-Qualified Stock Option Agreement between the Registrant and each of its Non-Employee Directors incorporated by reference to Exhibit 10.10 to the Form 10-Q for the nine months ended September 30, 2005, as previously filed with the SEC on November 14, 2005.

10.2	Amended and Restated Loan and Security Agreement between the Registrant and Keltic Financial Partners, LP, dated March 23, 2004, incorporated by reference to Exhibit 10.2 to the Form 10-K for the year ended December 31, 2003, as previously filed with the SEC on March 29, 2004.

10.2.1	First Modification dated March 23, 2005 to the Amended and Restated Loan and Security Agreement, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the first quarter ended March 31, 2005, as previously filed with the SEC on May 12, 2005.

Exhibit
Number	Description of Exhibits
10.2.2	Amendment dated December 1, 2005 to the March 23, 2004 Amended and Restated Loan and Security Agreement incorporated by reference to Exhibit 10.2.2 to the Form 10-K for the fiscal year ended December 31, 2005, as previously filed with the SEC on March 29, 2006.

10.3	Employment Agreement, dated December 1, 2005, between the Registrant and Shmuel BenTov, incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 12, 2005, as previously filed with the SEC on December 15, 2005.

10.3.1	Letter Agreement by and between the Registrant and Shmuel BenTov dated May 1, 2006, incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, as previously filed with the SEC on May 1, 2006.

10.4	Form of S Corporation Termination, Tax Allocation and Indemnification Agreement, incorporated by reference to Exhibit 10.4 to the Registration Statement on Form SB-2, as previously filed with the SEC on August 6, 1997.

10.5	Letter of Undertaking from the Registrant and Shmuel BenTov, incorporated by reference to Exhibit 10.9 to the Registration Statement on Form SB-2, as previously filed with the SEC on July 23, 1997.

10.6	Shmuel BenTov Letter Commitment, dated March 29, 2001, incorporated by reference to Exhibit 10.10 to the Form 10-K for the fiscal year ended December 31, 2000, as previously filed with the SEC on April 2, 2001.

10.7	Form of Indemnification Agreement between the Registrant and certain of its Directors and its Chief Executive Officer, incorporated by reference to Exhibit 10.12 to the Form 10-Q for the period ended September 30, 2003 as filed with the SEC on November 11, 2003.

10.8	Employment Agreement, dated as of May 1 2006, between the Registrant and Salvatore M. Quadrino, incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, as filed with the SEC on May 1, 2006.

10.9	Form of Release and Covenant Not to Sue entered into by the Registrant releasing certain parties, incorporated by reference to Exhibit 10.1 on Form 8-K, as filed with the SEC on June 2, 2006.

10.10	Form of Release and Covenant Not to Sue entered into by the certain parties releasing the Registrant, incorporated by reference to Exhibit 10.2 on Form 8-K, as filed with the SEC on June 2, 2006.

10.11	Employment Agreement, dated as of December 16, 1998, by and between the Registrant and Michael Prude, incorporated by reference to Exhibit 10.1 on Form 8-K, as filed with the SEC on June 9, 2006.

10.12	Professional Services Agreement by and between the Registrant and IonIdea, Inc.

10.13	Key-Person Life Insurance Premium Sharing Agreement effective as of July 1, 2006 by and among the Registrant, Helios & Matheson Parent and Mr. Shmuel BenTov, incorporate by reference to Exhibit 10.1 on Form 8-K, as filed with the SEC on June 30, 2006.

10.14	Letter from Helios & Matheson Information Technology Ltd. dated March 26, 2007.

23.1	Consent of Grant Thornton, LLP.

23.2	Consent of Mercadien, P.C., Certified Public Accountants.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Exhibits
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2.1	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Exhibits – The response to this portion of Item 15 is submitted as a separate section of this report.

(c)	Financial Statement Schedules – The response to this portion of Item 15 is submitted as a separate section of this report at S-1.