Form 10-Q
period 2007-03-31
Helios & Matheson North America Inc.
filed 2007-05-11
CIK 1040792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-22945

HELIOS & MATHESON NORTH AMERICA INC.
(Exact name of Registrant as specified in its charter)

New York	13-3169913
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 Park Avenue South
New York, New York 10003
(Address of principal executive offices)

(212) 979-8228
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes       No

As of May 7, 2007, there were 2,388,301 shares of common stock, with $.01 par value per share, outstanding.

HELIOS & MATHESON NORTH AMERICA INC.

Part I. Financial Information
Item 1. Financial Statements

HELIOS & MATHESON NORTH AMERICA INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$3,697,308	$3,849,056
Accounts receivable – less allowance for doubtful accounts of $233,594 at March 31, 2007, and $225,741 at December 31, 2006	3,611,501	3,676,869
Unbilled receivables	265,739	316,156
Prepaid expenses and other current assets	127,581	159,398
Total current assets	7,702,129	8,001,479
Property and equipment, net	424,644	457,223
Goodwill	1,140,964	1,140,964
Deposits and other assets	99,561	189,620
Total assets	$9,367,298	$9,789,286
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,868,023	$2,294,929
Deferred revenue	44,789	285,227
Total current liabilities	1,912,812	2,580,156
Shareholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2007, and December 31, 2006	—	—
Common stock, $.01 par value; 30,000,000 shares authorized; 2,385,384 issued and outstanding as of March 31, 2007; 2,382,801 issued and outstanding as of December 31, 2006	23,854	23,828
Paid-in capital	34,642,500	34,607,651
Accumulated other comprehensive income/(loss) – foreign currency translation	2,962	3,949
Accumulated deficit	(27,214,830)	(27,426,298)
Total shareholders’ equity	7,454,486	7,209,130
Total liabilities and shareholders’ equity	$9,367,298	$9,789,286

See accompanying notes to consolidated financial statements.

HELIOS & MATHESON NORTH AMERICA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Revenues	$5,876,394	$5,910,653
Cost of revenues	3,905,643	4,298,776
Gross profit	1,970,751	1,611,877
Operating expenses:
Selling, general & administrative	1,766,459	1,715,545
Depreciation & amortization	44,911	36,684
	1,811,370	1,752,229
Income/(Loss) from operations	159,381	(140,352)
Other income(expense):
Interest income-net	54,919	5,784
	54,919	5,784
Income/(Loss) before income taxes	214,300	(134,568)
Provision for income taxes	2,832	4,700
Net income/(loss)	211,468	(139,268)
Other comprehensive loss – foreign currency adjustment	(987)	(2,165)
Comprehensive income/(loss)	$210,481	$(141,433)
Net income/(loss) per share
Basic	$0.09	$(0.06)
Diluted	$0.09	$(0.06)

See accompanying notes to consolidated financial statements.

HELIOS & MATHESON NORTH AMERICA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income/(loss)	$211,468	$(139,268)
Adjustments to reconcile net income/(loss) to net cash used in operating activities, net of acquired assets:
Depreciation and amortization	44,912	36,684
Provision for doubtful accounts	15,000	36,706
Stock based compensation	30,411	31,695
Write down of investment	87,059	—
Reduction of capital lease obligation	(72,629)	—
Amortization of deferred financing cost	3,000	3,000
Changes in operating assets and liabilities:
Accounts receivable	50,368	(274,936)
Unbilled receivables	50,417	(247,242)
Prepaid expenses and other current assets	31,817	2,590
Accounts payable and accrued expenses	(354,277)	165,280
Deferred revenue	(240,438)	30,164
Net cash used in operating activities	(142,892)	(355,327)
Cash flows from investing activities:
Purchase of property and equipment	(12,333)	(37,360)
Deposits	—	(198)
Net cash used in investing activities	(12,333)	(37,558)
Cash flows from financing activities:
Proceeds from the exercise of stock options	4,464	29,203
Repayment of capital lease obligation	—	(3,603)
Net cash provided by financing activities	4,464	25,600
Effect of foreign currency exchange rate changes on cash and cash equivalents	(987)	(2,165)
Net decrease in cash and cash equivalents	(151,748)	(369,450)
Cash and cash equivalents at beginning of period	3,849,056	2,156,867
Cash and cash equivalents at end of period	$3,697,308	$1,787,417
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$1,996
Cash paid during the period for income taxes – net of refunds	$152,610	$18,574

See accompanying notes to consolidated financial statements

HELIOS & MATHESON NORTH AMERICA INC.
Notes to Consolidated Financial Statements
(Unaudited)

1)    GENERAL:

These financial statements should be read in conjunction with Helios & Matheson North America Inc.’s (formerly The A Consulting Team, Inc.) (‘‘Helios & Matheson’’ or the ‘‘Company’’) Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (‘‘SEC’’) and the accompanying financial statements and related notes thereto. The accounting policies used in preparing these financial statements are the same as those described in the Company’s Form 10-K for the year ended December 31, 2006.

2)    CONTROLLED COMPANY:

The Board of Directors has determined that Helios & Matheson is a ‘‘Controlled Company’’ for purposes of the NASDAQ listing requirements. A ‘‘Controlled Company’’ is a company of which more than 50% of the voting power is held by an individual, group or another company. Certain NASDAQ requirements do not apply to a ‘‘Controlled Company’’, including requirements that: (i) a majority of its Board of Directors must be comprised of ‘‘independent’’ directors as defined in NASDAQ’s rules; and (ii) the compensation of officers and the nomination of directors be determined in accordance with specific rules, generally requiring determinations by committees comprised solely of independent directors or in meetings at which only the independent directors are present. The Board of Directors has determined that Helios & Matheson is a ‘‘Controlled Company’’ based on the fact that Helios & Matheson Information Technology, Ltd. (‘‘Helios & Matheson Parent’’) holds more than 50% of the voting power of the Company.

3)    INTERIM FINANCIAL STATEMENTS:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 2007, the consolidated results of operations for the three month period ended March 31, 2007 and 2006 and cash flows for the three month period ended March 31, 2007 and 2006.

The consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Form 10-K filed by the Company for the year ended December 31, 2006.

The consolidated results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

In management’s opinion, cash flows from operations and borrowing capacity combined with cash on hand will provide adequate flexibility for funding the Company’s working capital obligations for the next twelve months.

4)    STOCK BASED COMPENSATION:

At March 31, 2007, the Company has a stock based compensation plan, which is described as follows:

The Company adopted a Stock Option Plan (the ‘‘Plan’’) that provides for the grant of stock options that are either ‘‘incentive’’ or ‘‘non-qualified’’ for federal income tax purposes. The Plan provided for the issuance of a maximum of 150,000 shares of common stock. On May 27, 1998, the shareholders approved and ratified an increase to the Plan from 150,000 to 225,000 shares of common stock; on May 24, 2001, the shareholders approved and ratified an increase to the Plan from 225,000 to 300,000 shares of common stock; on July 26, 2005, the shareholders approved and ratified an increase to the plan from 300,000 to 1,200,000 shares of common stock, and on June 5, 2006, the Board of Directors approved and ratified a decrease to the plan from 1,200,000 to 460,000 shares of common stock (subject to adjustment pursuant to customary anti-dilution provisions). Stock options vest over a period between one to four years.

The exercise price per share of a stock option is established by the Compensation Committee of the Board of Directors in its discretion but may not be less than the fair market value of a share of common stock as of the date of grant. The aggregate fair market value of the shares of common stock with respect to which ‘‘incentive’’ stock options first become exercisable by an individual to whom an ‘‘incentive’’ stock option is granted during any calendar year may not exceed $100,000.

Stock options, subject to certain restrictions, may be exercisable any time after full vesting for a period not to exceed ten years from the date of grant. Such period is to be established by the Company in its discretion on the date of grant. Stock options terminate in connection with the termination of employment.

Effective January 1, 2006, the Company adopted the modified prospective application Financial Accounting Standards Board issued Statement 123 (revised 2004), Share Based Payment (Statement 123 (R) ), whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated using pro forma disclosures under Statement 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123 (R). For the three month period ended March 31, 2007 and 2006, the Company recorded stock based compensation expense under the provisions of Statement 123 (R) of $30,411 and $31,695, respectively.

Information with respect to options under the Company’s Plan is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance — December 31, 2006	189,906	$4.76
Exercised during 2007	2,583	$1.73
Expired during 2007	500	$5.90
Cancelled during 2007	500	$5.90
Balance — March 31, 2007	186,323	$4.80

The following table summarizes the status of the stock options outstanding and exercisable at March 31, 2007:

Stock Options Outstanding
Exercise Price Range	Weighted Average Exercise Price	Number of Options	Weighted- Remaining Contractual Life	Number of Stock Options Exercisable
$0.00-$4.80	$3.108	104,573	3.8 years	77,448
$4.80-$9.60	$5.878	73,000	4.4 years	26,500
$9.60-$14.40	$9.620	500	3.3 years	500
$14.40-$19.20	$15.504	7,750	2.7 years	7,750
$24.00-$28.80	$28.000	250	1.8 years	250
$28.80-$33.60	$30.000	250	1.5 years	250
		186,323		112,698

At March 31, 2007, 112,698 stock options were exercisable with a weighted average exercise price of $4.59.

5)    NET INCOME/(LOSS) PER SHARE:

The following table sets forth the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
Numerator for basic net income/(loss) per share
Net income/(loss)	$211,468	$(139,268)
Net income/(loss) available to common stockholders	$211,468	$(139,268)
Numerator for diluted net income/(loss) per share
Net income/(loss) available to common stockholders & assumed conversion	$211,468	$(139,268)
Denominator:
Denominator for basic earnings/(loss) per share — weighted-average shares	2,384,494	2,375,294
Effect of dilutive securities:
Employee stock options	18,450	—
Denominator for diluted earnings/(loss) per share — adjusted weighted-average shares	2,402,944	2,375,294
Basic earnings income/(loss) per share:
Net income/(loss)	$0.09	$(0.06)
Diluted earnings income/(loss) per share:
Net income/(loss)	$0.09	$(0.06)

During the three month period ended March 31, 2007, there were 122,875 options that were excluded from the computation of diluted earnings per share because the options were not vested or the exercise price was in excess of the fair market value. During the three month period ended March 31, 2006, all options and warrants outstanding were excluded from the computation of net loss per share because the effect would have been anti-dilutive.

6)    CONCENTRATION OF CREDIT RISK:

The revenues of two customers represented approximately 31% and 14% of the revenues for the three month period ended March 31, 2007. The revenues of three customers represented approximately 15%, 14% and 14% of revenues for the same period in 2006. No other customer represented greater than 10% of the Company’s revenues for such periods.

7)    CREDIT ARRANGEMENT:

The Company has a line of credit up to $4.0 million with Keltic Financial Partners, LP, (‘‘Keltic’’) based on the Company’s eligible accounts receivable balances. Net availability at March 31, 2007 was approximately $1.9 million. The line of credit has certain financial covenants, which the Company must meet on a quarterly basis. There was no outstanding balance at March 31, 2007 or at December 31, 2006, respectively. On March 23, 2004, the line of credit was amended and restated to include the following: an extension to June 2007, the removal of the guarantee of the Chief Executive Officer and less restrictive financial covenants. On March 23, 2005, the agreement was restated and amended to, among other things, include a waiver to certain financial covenants that the Company failed to comply with in the first quarter ending March 31, 2005. On December 1, 2005, the agreement was further amended to reset the EBITDA covenant effective as of October 1, 2005. On March 28, 2006, the agreement was further amended to allow Mr. Shmuel BenTov, the Company’s Chairman, Chief Executive Officer and President, and his family to sell their stock ownership in the Company to Helios & Matheson Parent and to waive the default provision that required Mr. BenTov’s ownership in the Company’s outstanding shares not to fall below a level of 10%. For the first quarter ending March 31, 2006, the Company failed to comply with the amended EBITDA covenant and a waiver was obtained from Keltic. The Company was in compliance with the financial covenants for the second, third, and fourth quarters ending June 30, September 30, and December 31, 2006, respectively and for the first quarter ending March 31, 2007. The line of credit bears interest at a variable rate based on prime plus 1.75%. The rate was 10% at March 31, 2007. The line of credit is set to expire on June 27, 2007. The Company is in the process of negotiating the renewal of the agreement with Keltic.

The Company is prohibited from paying dividends on its common stock due to restrictions under the restated and amended Loan and Security Agreement with Keltic.

8)    CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The Company has the following commitments as of March 31, 2007: long term obligations of certain employment contracts, a capital lease obligation and operating lease obligations. One of the Company’s subsidiaries, T3 Media, which ceased operations in 2001, had entered into a series of capital lease obligations, which the Company had guaranteed. During the first quarter of 2007, the Company reduced this liability by approximately $73,000 consistent with the decrease in exposure that has diminished over time. This amount is reflected in Selling, General and Administrative expenses. The Company has two operating leases for its corporate headquarters located in New York and its branch office in New Jersey.

The Company’s commitments at March 31, 2007, are comprised of the following:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Long Term Obligations
Employment Contracts	555,000	540,000	15,000	—	—
Capital Lease Obligations
Capital Lease — Short Term	217,888	217,888	—	—	—
Operating Leases
Rent-(1)	511,624	191,263	265,126	55,235	—
Total	$1,284,512	$949,151	$280,126	$55,235	$—

(1) The Company has a New York facility with a lease term expiring July 31, 2007 and a New Jersey facility with a lease term expiring August 31, 2010. The Company is in the process of negotiating the renewal of the lease for the New York facility.

As of March 31, 2007, the Company does not have any ‘‘Off Balance Sheet Arrangements’’.

9 )    PROVISION FOR INCOME TAXES

The provision for income taxes as reflected in the consolidated statements of operations varies from the expected statutory rate primarily due to the utilization of net operating loss carry-forwards. Internal Revenue Code Section 382 (‘‘Code’’) places a limitation on the utilization of Federal net operating loss and other credit carry-forwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percentage point change in ownership occurs. On September 5, 2006, Helios & Matheson Parent acquired a greater than 50 percent ownership of the Company. Accordingly, the actual utilization of the net operating loss carry-forwards for tax purposes are limited annually under Code to a percentage (currently about four and a half percent) of the fair market value of the Company at the date of this ownership change. Taxable income generated during the three months ended March 31, 2007 is not expected to exceed this limitation. The Company maintains a valuation allowance against additional deferred tax assets arising from net operating loss carry-forwards since, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

10)    INVESTMENT IN METHODA

The Company has a minority investment in Methoda Computer Ltd. (‘‘Methoda’’), a methodology provider and knowledgebase for information technology (‘‘IT’’) management and software engineering based in Israel. In 2004 the carrying value of this investment was $368,000. In January of 2004, the Company sold approximately 75 percent of its investment in Methoda for $200,000 in cash and $81,000 payable over the next twenty months. Repeated attempts by the Company to obtain current financial and operational information relating to this investment have been unsuccessful. During the first quarter of 2007, the Company wrote off its investment in Methoda in the amount of $87,000. This amount is reflected in Selling, General and Administrative expenses during the first quarter of 2007.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of significant factors affecting the Company’s operating results, liquidity and capital resources should be read in conjunction with the accompanying financial statements and related notes.

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are ‘‘forward-looking statements’’ within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the SEC. Such forward-looking statements involve risk and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements may include, without limitation, statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Words such as ‘‘believes,’’ ‘‘forecasts,’’ ‘‘intends,’’ ‘‘possible,’’ ‘‘expects,’’ ‘‘estimates,’’ ‘‘anticipates,’’ or ‘‘plans’’ and similar expressions are intended to identify forward-looking statements. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to the following factors, among other risks and factors identified from time to time in the Company’s filings with the SEC. Among the important factors on which such statements are based are assumptions concerning the anticipated growth of the information technology industry, the continued needs of current and prospective customers for the Company’s services, the availability of qualified professional staff, and price and wage inflation.

Overview

Since 1983, Helios & Matheson has provided IT services and solutions to Fortune 1000 companies and other large organizations. In 1997, Helios & Matheson became a public company headquartered in New York, New York. In addition, the Company has offices in Clark, New Jersey and Bangalore, India. The Company’s common stock is currently listed on NASDAQ Capital MarketCM under the symbol ‘‘HMNA’’. Prior to January 30, 2007, the Company’s name was The A Consulting Team, Inc.

Helios & Matheson provides clients with enterprise-wide IT consulting services and software products. The Company’s solutions cover the entire spectrum of IT needs, including applications, data, and infrastructure. Helios & Matheson provides complete project life-cycle services from application and system design, through development and implementation, to documentation and training. Strategic alliances with leading software vendors allow Helios & Matheson to provide a wide variety of business technology solutions such as enterprise reporting solutions, data warehousing, systems strategies, application and database conversions, and application development services.

When Helios & Matheson is engaged by its clients to implement IT solutions or services, it uses its SMART Approach. Helios & Matheson’s SMART Approach is a leading edge set of end-to-end solutions and services that include Strategy, Methodology, Architecture, Resources and Tools. The Strategy is developed with the client to ensure that the client’s goals and objectives are met. The Methodology is a tried and true Helios & Matheson Methodology that is followed in order to implement the Strategy. The solutions and services are built on a robust Architecture, utilize highly qualified Helios & Matheson Resources and exploits best-of-breed Tools.

Helios & Matheson is an end-to-end IT solutions and services provider focused on leveraging existing systems and data. The Company’s goal is to empower customers through the utilization of technology to reduce costs, improve services and increase revenues. The Company delivers migrations and conversions of legacy systems, web enablement of existing systems, custom development, performance optimization, migrations and conversions, outsourcing, strategic sourcing and enterprise wide IT consulting, and software solutions. While growth in IT services has become more price competitive, Helios & Matheson has established TACT Global Services Private Limited, (‘‘TGS’’) in

order to enhance its offshore presence in its continuing effort to stay competitive in the industry. The Company’s ability to blend more offshore work into its pricing will allow it to be more price competitive.

Rapid technological advances and the wide acceptance and use of the Internet as a driving force in commerce, accelerated the growth of the IT industry. These advances, including more powerful and less expensive computer technology, fueled the transition from predominantly centralized mainframe computer systems to open and distributed computing environments and the advent of capabilities such as relational databases, imaging, software development productivity tools, and web-enabled software. These advances expand the benefits that users can derive from computer-based information systems and improve the price-to-performance ratios of such systems. As a result, an increasing number of companies are employing IT in new ways, often to gain competitive advantages in the marketplace, and IT services have become an essential component of their long-term growth strategies. The same advances that have enhanced the benefits of computer systems rendered the development and implementation of such systems increasingly complex, popularizing the outsourcing of IT development and services to third party IT service providers like the Company. Many companies outsource such work because their internal personnel lack the qualifications for certain projects or they have an insufficient number of internal staff to address all of the projects being undertaken. Outsourcing also enables companies to realize cost efficiencies through reduced personnel costs. Accordingly, organizations turn to external IT services organizations such as Helios & Matheson to develop, support and enhance their internal IT systems. Beginning in 2006 and continuing through the first quarter of 2007, the Company continued to expand its sales and recruiting function in its effort to increase its revenues in both the short and long-term. Through 2006, the Company experienced a delay in the start of projects from existing customers and extended lead times in closing new projects, both of which impacted revenue growth. This trend continued through the first quarter of 2007. Consulting revenue in the first quarter of 2007 included higher margin project revenue from a project that began in the fourth quarter of 2006 and was substantially completed in the first quarter of 2007. Aside from this project, consulting revenues declined primarily due to the termination of assignments that were not replaced during the first quarter of 2007.

For the first quarter of 2007, approximately, 55% of the Company’s consulting services revenues were generated from the hourly billing of its consultants’ services to its clients under time and materials engagements, with the remainder generated under fixed-price engagements. The Company has established standard-billing guidelines for consulting services based on the type of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a semi-monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.

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

The Company’s most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company’s operating performance is primarily based upon billing margins (billable hourly rate less the consultant’s hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). Gross margins improved through 2005 primarily due to improved utilization rates and decreases in consultant costs. During the first half of 2006, gross margin decreased despite utilization rates remaining relatively constant, as a result of a change in the mix of time and material work compared to fixed price projects. During the second half of 2006 gross margin began to increase as a result of improved utilization rates and lower consultant costs in the third quarter and an increase in higher margin project revenue in the fourth quarter. Gross margin continued to improve during the first quarter in 2007, despite a decline in utilization rates, as the Company continued to recognize revenue from a higher margin fixed price project entered into during the fourth quarter of 2006 that was substantially completed during the first quarter of 2007. Large portions of the Company’s engagements are on a time and materials basis. While most of the Company’s engagements allow for periodic price adjustments to address, among other things, increases in consultant costs, to date clients have been adverse to accepting cost increases. Helios & Matheson actively manages its personnel utilization rates by monitoring project requirements and timetables. Helios & Matheson’s utilization rate for the first quarter of 2007 is 73%. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in Helios & Matheson’s training programs in order to expand their technical skill sets. The Company carefully monitors consultants that are not utilized. While the Company has established guidelines for the amount of non-billing time that it allows before a consultant is terminated, actual terminations vary as circumstances warrant.

On July 19, 2002, the Company acquired all of the common stock of International Object Technology, Inc. (‘‘IOT’’). The purchase price of the acquisition exceeded the fair market value of the net assets acquired, resulting in the recording of goodwill currently stated at $1,140,964 on our balance sheet. IOT provided data management and business intelligence solutions, technology consulting and project management services. During the first quarter of 2006, IOT’s operations were fully integrated into Helios & Matheson.

On April 11, 2005, the Company completed an investment in TGS, an offshore joint venture, in the amount of $250,000, which represented approximately a 68% ownership. A minority partner invested $100,000 for the remaining 32% ownership. From April 11, 2005 to September 2005, the Company recorded its proportionate ownership share of the results of TGS. In September 2005, the Company increased its ownership to 100% by purchasing the minority partners investment for $100,000. From September 2005 to March 31, 2007, the Company has consolidated the results of TGS in its financial statements.

On January 21, 2005, the Company entered into a Share Exchange Agreement (the ‘‘Share Exchange Agreement’’) with Vanguard, a New Jersey corporation, the Vanguard shareholders and the authorized representative of the Vanguard shareholders named therein providing for an exchange of 7,312,796 shares of the Company’s common stock for all of the issued and outstanding shares of capital stock of Vanguard (the ‘‘Share Exchange’’). Additionally, on January 21, 2005, the Company entered into a Stock Purchase Agreement (the ‘‘Stock Purchase Agreement’’) with Oak Finance Investments Limited (‘‘Oak’’), a British Virgin Islands company, providing for the sale of between 625,000 and 1,250,000 shares of the Company’s common stock to Oak at a cash purchase price of $8.00 per share (the ‘‘Share Issuance’’). The Company’s Chairman, Chief Executive Officer and President, Mr. Shmuel BenTov had also entered into an agreement under which he agreed to sell all of his shares of Company capital stock to Oak in a separate transaction at $10.25 per share. On August 4, 2005, the Company terminated the Share Exchange Agreement with Vanguard and its shareholders and the Stock Purchase Agreement with Oak, pursuant to the terms of each agreement.

As of June 1, 2006, the Company and Mr. BenTov (the ‘‘Helios & Matheson Releasors’’) entered into and delivered general releases and covenants not to sue, pursuant to which the Helios & Matheson Releasors released and covenanted not to sue Vanguard and certain Vanguard-related persons, including (without limitation) its directors, officers, agents and certain advisors of Vanguard (the ‘‘Vanguard Released Parties’’), in connection with any and all claims existing as of the date of such releases and covenants, including, without limitation, any claims that were related to the terminated Vanguard transaction. In connection therewith, the Company received an aggregate of $1,100,000 (without giving affect to the Company’s payment of $219,000 for fees and costs incurred in connection with this recovery), and the Company and certain related persons, including (without limitation) Mr. BenTov, received general releases and covenants not to sue from certain of the Vanguard Released Parties.

On March 30, 2006, Helios & Matheson Parent, an IT services organization with its corporate headquarters in Chennai, India, purchased 1,024,697 share of the Company’s common stock from Mr. BenTov and his family members, which represented approximately 43% of the Company’s outstanding common stock. On September 5, 2006 Helios & Matheson Parent increased their ownership to approximately 52%. Helios & Matheson Parent is a publicly listed company on three stock exchanges in India, the National Stock Exchange (NSE), the Stock Exchange, Mumbai (BSE) and Madras Stock Exchange (MSE) and is included in the Bombay Stock Exchange 500 Stock Index.

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

Revenue Recognition

Consulting revenues are recognized as services are provided. The Company primarily provides consulting services under time and material contracts, whereby revenue is recognized as hours and costs are incurred. Customers for consulting revenues are billed on a weekly, semi-monthly or monthly basis. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs. Any anticipated contract losses are estimated and accrued at the time they become known and estimable. Unbilled accounts receivables represent amounts recognized as revenue based on services performed in advance of customer billings. Revenue from sales of software licenses is recognized upon delivery of the software to a customer because future obligations associated with such revenue are insignificant.

Allowance for Doubtful Accounts

The Company monitors its accounts receivable balances on a monthly basis to ensure that they are collectible. On a quarterly basis, the Company uses its historical experience to accurately determine its accounts receivable reserve. The Company’s allowance for doubtful accounts is an estimate based on specifically identified accounts as well as general reserves. The Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations. In these cases, management uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer, against amounts due, to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. The Company also establishes a general reserve for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, the Company’s estimate of the recoverability of amounts due the Company could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known.

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

Results of Operations

The following table sets forth the percentage of revenues of certain items included in the Company’s Statements of Operations:

	Three Months Ended March 31,
	2007	2006
Revenues	100.0%	100.0%
Cost of revenues	66.5%	72.7%
Gross profit	33.5%	27.3%
Operating expenses	30.8%	29.6%
Income/(Loss) from operations	2.7%	(2.3)%
Net income/(loss)	3.6%	(2.4)%

Comparison of The Three Months Ended March 31, 2007 to The Three Months Ended March 31, 2006

Revenues.    Revenues for the three months ended March 31, 2007 were $5.9 million, a $34,000 decrease from the comparable 2006 period. Consulting revenue in the first quarter 2007 included higher margin project revenue from a project that began in the fourth quarter of 2006 and was substantially completed in the first quarter of 2007. Aside from this project, consulting revenues declined primarily due to the termination of assignments that were not replaced during the first quarter of 2007.

Gross Profit.    The gross profit for the three months ended March 31, 2007 was approximately $2.0 million, an increase of $359,000 from the first quarter of 2006. As a percentage of total revenues, gross margin for the three months ended March 31, 2007 was 33.5% compared to 27.3% for the three months ended March 31, 2006. The higher gross margin for the first quarter of 2007 was impacted by the revenue from the higher margin fixed price project that was entered into during the fourth quarter of 2006 and was substantially completed during the first quarter of 2007.

Operating Expenses.    Operating expenses are comprised of Selling, General and Administrative (‘‘SG&A’’) expenses, and, depreciation and amortization. SG&A expenses, which were $1.7 million in the first quarter 2006, increased by $51,000, or 3.0% in the first quarter of 2007. Included in SG&A is the write off of the investment in Methoda of approximately $87,000 offset by the write down of capital lease obligations of approximately ($73,000). The balance of the increase is primarily a result of expenses related to the Company’s name change. Depreciation and amortization expenses increased $8,000.

Taxes.    Taxes decreased $2,000 from $5,000 in the first quarter of 2006 to $3,000 in the first quarter of 2007. The Company recorded a provision for minimum State taxes during the first quarter of 2007 of $16,000 which was partially offset by prior year tax refunds of ($13,000). The full impact of taxes associated with the pre-tax income was minimized by the utilization of the Company’s net loss carry-forward. In addition, deferred taxes were not impacted by the pre-tax income during the first quarter of 2007 since such amounts are fully reserved as of March 31, 2007 and December 31, 2006.

Net Income/(Loss).    As a result of the above, the Company had net income of $211,000 or $0.09 per basic and diluted share in the first quarter of 2007 compared to a net loss of ($139,000) or ($0.06) per basic and diluted share in the first quarter of 2006.

Liquidity

The Company has a line of credit up to $4.0 million with Keltic based on the Company’s eligible accounts receivable balances. Net availability at March 31, 2007 was approximately $1.9 million. The line of credit has certain financial covenants, which the Company must meet on a quarterly basis. There was no outstanding balance at March 31, 2007 or December 31 2006, respectively. On March 23, 2004, the line of credit was amended and restated to include the following: an extension to June 2007, the removal of the guarantee of the Chief Executive Officer and less restrictive financial covenants. On March 23, 2005, the agreement was restated and amended, again to, among other things, include a waiver to certain financial covenants that the Company failed to comply with in the first quarter ending March 31, 2005. On December 1, 2005, the agreement was further amended to reset the EBITDA covenant effective as of October 1, 2005. On March 28, 2006, the agreement was further amended to allow Mr. Shmuel BenTov, the Company’s Chairman, Chief Executive Officer and President, and his family to sell their stock ownership in the Company to Helios & Matheson Parent and to waive the default provision that required Mr. BenTov’s ownership in the Company’s outstanding shares not to fall below a level of 10%. The Company also failed to comply with the amended EBITDA covenant for the first quarter ending March 31, 2006 and a waiver was obtained from Keltic. The Company was in compliance with the financial covenants for the second, third and fourth quarters ending June 30, September 30 and December 31, 2006, respectively and for the first quarter ending March 31, 2007. The line of credit bears interest at a variable rate based on prime plus 1.75%. The rate was 10% at March 31, 2007. The line of credit is set to expire on June 27, 2007. The Company is in the process of negotiating the renewal of the agreement with Keltic.

The Company is prohibited from paying dividends on its common stock due to restrictions under the restated and amended Loan and Security Agreement with Keltic.

Capital Resources

The Company acquired a 51% ownership interest in T3 Media as a result of several investments in 1998 and 1999. Due to deterioration in performance and market conditions for T3 Media’s services, the operations of T3 Media ceased in the second quarter of 2001. T3 Media had entered into a series of capital lease obligations, which the Company had guaranteed, to finance its expansion plans, covering leasehold improvements, furniture and computer-related equipment. The Company decided to reduce this liability, consistent with the decrease in exposure that diminished over time. During the first quarter of 2007, the liability was reduced by approximately $73,000 and is reflected in Selling, General and Administrative expenses. The amount outstanding under such leases was approximately $218,000 at March 31, 2007 and $291,000 at December 31, 2006, respectively, and is included in accounts payable and accrued expenses on the balance sheet.

The Company’s cash balances were approximately $3.7 million at March 31, 2007 and $3.8 million at December 31, 2006. Net cash used in operating activities for the three months ended March 31, 2007 was approximately $143,000 compared to net cash used in operating activities of $355,000 for the three months ended March 31, 2006.

The Company’s accounts receivable, less allowance for doubtful accounts, at March 31, 2007 and December 31, 2006 were $3.9 million and $4.0 million, respectively, representing 62 and 48 days of sales outstanding, respectively and compares to 64 days in the comparable 2006 period. The accounts receivable at March 31, 2007 and December 31, 2006 included $266,000 and $316,000 of unbilled revenue respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.

The Company has a minority investment in Methoda, a methodology provider and knowledgebase for IT management and software engineering based in Israel. In 2004 the carrying value of this investment was $368,000. In January of 2004, the Company sold approximately 75 percent of its investment in Methoda for $200,000 in cash and $81,000 payable over the next twenty months. Repeated attempts by the Company to obtain current financial and operational information relating to this investment have been unsuccessful. During the first quarter of 2007, the Company wrote off its investment in Methoda in the amount of $87,000. This amount is reflected in Selling, General and Administrative expenses during the first quarter of 2007.

Net cash used in investing activities was approximately $12,000 and $38,000, for the three months ended March 31, 2007 and 2006, respectively. In each of these periods, additions to property and equipment was $12,000 and $37,000, respectively.

Net cash provided by financing activities was $4,000 and $26,000 for the three months ended March 31, 2007 and 2006, respectively.

In management’s opinion, cash flows from operations and borrowing capacity combined with cash on hand will provide adequate flexibility for funding the Company’s working capital obligations for the next twelve months. The Keltic line of credit expires on June 27, 2007. The Company is in the process of negotiating the renewal of the agreement with Keltic.

In 2007, 2,583 shares of common stock were issued pursuant to the exercise of options issued under the Company’s stock option plan. No other shares of common stock were issued pursuant to the exercise of options issued under the Company’s stock option plan.

The Company realized operating income during the three months ended March 31, 2007 of $159,000 and net income of $211,000. During the three months ended March 31, 2006, the Company had an operating loss of ($140,000) and a net loss of ($139,000). There is no guarantee that the Company can achieve profitability on a quarterly or annual basis in the future.

Off Balance Sheet Arrangements

As of March 31, 2007, the Company does not have any ‘‘Off Balance Sheet Arrangements’’.

Contractual Obligations and Commitments

The Company has the following commitments as of March 31, 2007: long term obligations of certain employment contracts, a capital lease obligation and operating lease obligations. One of the Company’s subsidiaries, T3 Media, which ceased operations in 2001, had entered into a series of capital lease obligations, which the Company had guaranteed. During the first quarter of 2007, the Company reduced this liability consistent with the decrease in exposure that has diminished over time. The Company has two operating leases for its corporate headquarters located in New York and its branch office in New Jersey. The Company’s commitments at March 31, 2007 are reflected in the Contractual Obligation table in Item 8 on this Form 10-Q.

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

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures.    The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s ‘‘disclosure controls and procedures’’ (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as

of the end of the period covered by this report, have concluded that its disclosure controls and procedures are effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to it by others within these entities.

Changes in internal controls.    There were no significant changes in the Company’s internal control over financial reporting in connection with an evaluation that occurred during its first fiscal quarter of 2007 that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors

The Company’s 2006 Annual Report on Form 10-K includes a detailed discussion of risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in the Company’s Form 10-K.

NASDAQ Controlled Company

Helios and Matheson Parent holds more than 50% of the voting power of the Company. As a result, the Company is considered a ‘‘controlled company’’ for the purposes of the NASDAQ listing requirements and therefore is not subject to NASDAQ listing requirements that would otherwise require the Board of Directors to have a majority of independent directors and the compensation and nominating committees to be comprised entirely of independent directors. Accordingly, the stockholders will not have the same protection afforded to stockholders of companies that are subject to all of the NASDAQ governance requirements, and the ability of independent directors to influence the business policies and affairs will likely be substantially reduced.

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

HELIOS & MATHESON NORTH AMERICA INC.

Date: May 11, 2007	By:	/s/ Shmuel BenTov
Shmuel BenTov Chairman, Chief Executive Officer and President
Date: May 11, 2007	By:	/s/ Salvatore M. Quadrino
Salvatore M. Quadrino Chief Financial Officer