Form 10-Q
period 2007-06-30
Helios & Matheson North America Inc.
filed 2007-08-10
CIK 1040792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes     No

As of August 8, 2007, there were 2,395,457 shares of common stock, with $.01 par value per share, outstanding.

HELIOS & MATHESON NORTH AMERICA INC.

Part I.    Financial Information

Item 1.    Financial Statements

HELIOS & MATHESON NORTH AMERICA INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,363,789	$3,849,056
Accounts receivable-less allowance for doubtful accounts of $215,103 at June 30, 2007, and $225,741 at December 31, 2006	3,388,705	3,676,869
Unbilled receivables	92,388	316,156
Prepaid expenses and other current assets	209,461	159,398
Total current assets	7,054,343	8,001,479
Property and equipment, net	416,708	457,223
Goodwill	1,140,964	1,140,964
Deposits and other assets	141,002	189,620
Total assets	$8,753,017	$9,789,286
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,785,960	$2,294,929
Deferred revenue	37,260	285,227
Total current liabilities	1,823,220	2,580,156
Shareholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2007, and December 31, 2006.	—	—
Common stock, $.01 par value; 30,000,000 shares authorized; 2,388,795 issued and outstanding as of June 30, 2007; 2,382,801 issued and outstanding as of December 31, 2006.	23,888	23,828
Paid-in capital	34,679,260	34,607,651
Accumulated other comprehensive income – foreign currency translation	9,176	3,949
Accumulated deficit	(27,782,527)	(27,426,298)
Total shareholders’ equity	6,929,797	7,209,130
Total liabilities and shareholders’ equity	$8,753,017	$9,789,286

See accompanying notes to consolidated financial statements.

HELIOS & MATHESON NORTH AMERICA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$10,609,764	$12,648,493	$4,733,370	$6,737,842
Cost of revenues	7,480,251	9,223,831	3,574,608	4,925,055
Gross profit	3,129,513	3,424,662	1,158,762	1,812,787
Operating expenses:
Selling, general & administrative	3,472,664	2,804,240	1,706,205	1,088,695
Depreciation & amortization	94,157	77,482	49,246	40,798
	3,566,821	2,881,722	1,755,451	1,129,493
(Loss)/Income from operations	(437,308)	542,940	(596,689)	683,294
Other income(expense):
Interest income-net	92,911	17,060	37,992	11,276
	92,911	17,060	37,992	11,276
(Loss)/Income before income taxes	(344,397)	560,000	(558,697)	694,570
Provision for income taxes	11,832	17,500	9,000	12,800
Net (loss)/income	(356,229)	542,500	(567,697)	681,770
Other comprehensive income/(loss) – foreign currency adjustment	5,227	(4,486)	6,214	(2,321)
Comprehensive (loss)/income	$(351,002)	$538,014	$(561,483)	$679,449
Net (loss)/income per share
Basic	$(0.15)	$0.23	$(0.24)	$0.29
Diluted	$(0.15)	$0.23	$(0.24)	$0.28

See accompanying notes to consolidated financial statements.

HELIOS & MATHESON NORTH AMERICA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss)/income	$(356,229)	$542,500
Adjustments to reconcile net (loss)/income to net cash used in operating activities, net of acquired assets:
Depreciation and amortization	94,157	77,481
Provision for doubtful accounts	13,000	117,249
Stock based compensation	60,738	52,890
Write down of investment	87,059	—
Reduction of capital lease obligation	(119,758)	—
Amortization of deferred financing cost	6,000	6,000
Changes in operating assets and liabilities:
Accounts receivable	275,164	(1,171,792)
Unbilled receivables	223,768	265,642
Prepaid expenses and other current assets	(50,063)	50,872
Deposits	(44,441)	—
Accounts payable and accrued expenses	(389,211)	343,432
Deferred revenue	(247,967)	(105,950)
Net cash (used in)/provided by operating activities	(447,783)	178,324
Cash flows from investing activities:
Purchase of property and equipment	(53,642)	(59,365)
Deposits	—	(198)
Net cash used in investing activities	(53,642)	(59,563)
Cash flows from financing activities:
Proceeds from the exercise of stock options	10,931	29,203
Repayment of capital lease obligation	—	(7,261)
Net cash provided by financing activities	10,931	21,942
Effect of foreign currency exchange rate changes on cash and cash equivalents	5,227	(4,485)
Net decrease in cash and cash equivalents	(485,267)	136,218
Cash and cash equivalents at beginning of period	3,849,056	2,156,867
Cash and cash equivalents at end of period	$3,363,789	$2,293,085
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$2,132
Cash paid during the period for income taxes – net of refunds	$152,610	$18,574

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

3)    INTERIM FINANCIAL STATEMENTS:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 2007, the consolidated results of operations for the three and six month periods ended June 30, 2007 and 2006 and cash flows for the six month period ended June 30, 2007 and 2006.

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

The consolidated results of operations for the six month period ended June 30, 2007 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

In management’s opinion, cash flows from operations combined with cash on hand will provide adequate flexibility for funding the Company’s working capital obligations for the next twelve months.

4)    STOCK BASED COMPENSATION:

At June 30, 2007, the Company has a stock based compensation plan, which is described as follows:

The Company adopted a Stock Option Plan (the ‘‘Plan’’) that provides for the grant of stock options that are either ‘‘incentive’’ or ‘‘non-qualified’’ for federal income tax purposes. The Plan provides for the issuance of a maximum of 460,000 shares of common stock (subject to adjustment pursuant to customary anti-dilution provisions). Stock options vest over a period between one to four years.

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

Effective January 1, 2006, the Company adopted the modified prospective application method as specified by Financial Accounting Standards Board Statement 123 (revised 2004), Share Based Payment (Statement 123 (R), whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated using pro forma disclosures under Statement 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123 (R). For the three month period ended June 30, 2007 and 2006, the Company recorded stock based compensation expense under the provisions of Statement 123 (R) of $30,327 and $21,195, respectively.

Information with respect to options under the Company’s Plan is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance – December 31, 2006	189,906	$4.76
Exercised	2,583	$1.73
Expired	500	$5.90
Cancelled	500	$5.90
Balance – March 31, 2007	186,323	$4.80
Exercised	3,411	$1.90
Expired	0	$0.00
Cancelled	0	$0.00
Balance – June 30, 2007	182,912	$4.85

The following table summarizes the status of the stock options outstanding and exercisable at June 30, 2007:

Stock Options Outstanding
Exercise Price Range	Weighted Average Exercise Price	Number of Options	Weighted- Remaining Contractual Life	Number of Stock Options Exercisable
$0.00 – $4.80	$3.149	101,162	3.4 years	74,537
$4.80 – $9.60	$5.878	73,000	4.2 years	31,500
$9.60 – $14.40	$9.620	500	3.1 years	500
$14.40 – $19.20	$15.504	7,750	2.4 years	7,750
$24.00 – $28.80	$28.000	250	1.5 years	250
$28.80 – $33.60	$30.000	250	1.3 years	250
		182,912		114,787

At June 30, 2007, 114,787 stock options were exercisable with a weighted average exercise price of $4.73.

5)    NET INCOME/(LOSS) PER SHARE:

The following table sets forth the computation of basic and diluted net income (loss) per share for the six months and the three months ended June 30, 2007 and 2006.

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Numerator for basic net (loss) / income per share
Net (loss)/income	$(356,229)	$542,500	$(567,697)	$681,770
Net (loss)/income available to common stockholders	$(356,229)	$542,500	$(567,697)	$681,770
Numerator for diluted net (loss) / income per share
Net (loss)/income available to common stockholders & assumed conversion	$(356,229)	$542,500	$(567,697)	$681,770
Denominator:
Denominator for basic (loss)/income per share – weighted-average shares	2,386,538	2,378,817	2,388,560	2,382,301
Effect of dilutive securities:
Employee stock options	—	26,214	—	28,603
Denominator for diluted (loss)/income per share – adjusted weighted-average shares	2,386,538	2,405,031	2,388,560	2,410,904
Basic earnings (loss)/income per share:
Net (loss)/income	$(0.15)	$0.23	$(0.24)	$0.29
Diluted earnings (loss)/income per share:
Net (loss)/income	$(0.15)	$0.23	$(0.24)	$0.28

During the six and three month periods ended June 30, 2007, all options and warrants outstanding were excluded from the computation of net loss per share because the effect would be antidilutive. During the six and three month periods ended June 30, 2006, there were 129,219 and 118,594 options that were excluded from the computation of diluted earnings per share since such options have an exercise price in excess of the Company’s stock price.

6)    CONCENTRATION OF CREDIT RISK:

The revenues of three customers represented approximately 25%, 18% and 10% of the revenues for the six month period ended June 30, 2007. The revenues of three customers represented approximately 18%, 14% and 12% of revenues for the same period in 2006. No other customer represented greater than 10% of the Company’s revenues for such periods.

7)    CREDIT ARRANGEMENT:

The Company had a line of credit up to $4.0 million with Keltic Financial Partners, LP, (‘‘Keltic’’) based on the Company’s eligible accounts receivable balances. This line of credit expired on June 27, 2007. The Company is currently in the process of renewing its agreement with Keltic under amended terms. Proposed modifications include a reduction in the facility amount from $4.0 million to $1.0 million, a reduction in monthly fees and interest rates and financial covenants that shall apply only if the Company borrows under the facility. Under the proposed terms, the amended credit facility will be effective as of June 27, 2007 and will expire on June 27, 2009. There is no guarantee that the Company will be able to enter into an agreement with Keltic or another lender under either the proposed or other commercially reasonable terms.

The Company will be responsible for all out of pocket legal costs associated with negotiating and entering into the amended credit facility as well as a $10,000 extension fee applicable under the pre-existing credit facility.

8)    CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The Company has the following commitments as of June 30, 2007: long term obligations of certain employment contracts, a capital lease obligation and operating lease obligations. One of the Company’s subsidiaries, T3 Media, which ceased operations in 2001, had entered into a series of capital lease obligations, which the Company had guaranteed. During the first and second quarters of 2007, the Company reduced this liability by approximately $73,000 and $47,000, respectively, consistent with the decrease in exposure that has diminished over time. These amounts are reflected in Selling, General and Administrative expenses. The Company has two operating leases for its corporate headquarters located in New York and its branch office in New Jersey.

The Company’s commitments at June 30, 2007, are comprised of the following:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long Term Obligations
Employment Contracts(1)	894,000	657,000	237,000	—	—
Capital Lease Obligations
Capital Lease – Short Term	170,758	170,758	—	—	—
Operating Leases
Rent-(2)	1,855,628	407,786	833,594	590,562	23,686
Total	$2,920,386	$1,235,544	$1,070,594	$590,562	$23,686

(1)	The Company has employment agreements with its three named Executive Officers. The agreement with Mr. BenTov, the Company’s President and CEO and Mr. Quadrino, the Company’s CFO, expire on March 31, 2008 and April 30, 2008, respectively, unless extended. Mr. BenTov has indicated he will no longer serve as the Company’s President and CEO effective with the expiration of his agreement. The employment agreement with Mr. Prude, the Company’s COO is effective July 1, 2007 and has a term of two years.
(2)	The Company has a New York facility with a lease term expiring July 31, 2012 and a New Jersey facility with a lease term expiring August 31, 2010.

As of June 30, 2007, the Company does not have any ‘‘Off Balance Sheet Arrangements’’.

9)    PROVISION FOR INCOME TAXES

The provision for income taxes as reflected in the consolidated statements of operations varies from the expected statutory rate primarily due to the utilization of net operating loss carry-forwards. Internal Revenue Code Section 382 (‘‘Code’’) places a limitation on the utilization of Federal net operating loss and other credit carry-forwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percentage point change in ownership occurs. On September 5, 2006, Helios & Matheson Parent acquired a greater than 50 percent ownership of the Company. Accordingly, the actual utilization of the net operating loss carry-forwards for tax purposes are limited annually under Code to a percentage (currently about four and a half percent) of the fair market value of the Company at the date of this ownership change. Taxable income generated during the six months ended June 30, 2007 is not expected to exceed this limitation. The Company maintains a valuation allowance against additional deferred tax assets arising from net operating loss carry-forwards since, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

10)    SUBSEQUENT EVENTS

On July 1, 2007, the Company entered into an employment agreement with its current Chief Operating Officer, Mr. Michael Prude (the ‘‘2007 Prude Employment Agreement’’). The 2007 Prude Employment Agreement is effective as of July 1, 2007, has a term of two (2) years, and shall automatically renew for subsequent one-year terms, unless and until terminated by either party upon 60 days notice. The 2007 Prude Employment Agreement provides Mr. Prude with an annual base salary of $237,000, participation in the Company’s stock option plan and performance based incentive plans subject to approval by the Board of Directors, and a monthly allowance for car related expenses in the amount of $1,000. The 2007 Prude Employment Agreement provides that during the term of the Agreement in the event of termination by the Company without cause, death or disability or by Mr. Prude for sufficient reason, as defined in the agreement, Mr. Prude will receive a severance allowance in an amount equal to nine (9) months of Mr. Prude’s then current base salary. The agreement includes a one-year non-compete covenant commencing on termination of employment.

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

Helios & Matheson provides clients with enterprise-wide IT consulting services and software products. The Company’s solutions cover the entire spectrum of IT needs, including applications, data, and infrastructure. Helios & Matheson provides complete project life-cycle services from application and system design, through development and implementation, to documentation and training. Strategic alliances with leading software vendors allow Helios & Matheson to provide a wide variety of business technology solutions including enterprise reporting, data warehousing, systems strategies, application and database conversions, and application development services.

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

Helios & Matheson is an end-to-end IT solutions and services provider focused on leveraging existing systems and data. The Company’s goal is to empower customers through the utilization of technology to reduce costs, improve services and increase revenues. The Company delivers migrations and conversions of legacy systems, web enablement of existing systems, custom development, performance optimization, migrations and conversions, outsourcing, strategic sourcing and enterprise wide IT consulting, and software solutions. While growth in IT services has become more price competitive, Helios & Matheson has established TACT Global Services Private Limited, (‘‘TGS’’) in

order to enhance its offshore presence in its continuing effort to stay competitive in the industry. The Company’s ability to blend more offshore work into its pricing should allow it to be more price competitive.

Rapid technological advances and the wide acceptance and use of the Internet as a driving force in commerce, accelerated the growth of the IT industry. These advances, including more powerful and less expensive computer technology, fueled the transition from predominantly centralized mainframe computer systems to open and distributed computing environments and the advent of capabilities such as relational databases, imaging, software development productivity tools, and web-enabled software. These advances expand the benefits that users can derive from computer-based information systems and improve the price-to-performance ratios of such systems. As a result, an increasing number of companies are employing IT in new ways, often to gain competitive advantages in the marketplace, and IT services have become an essential component of many company’s long-term growth strategies. The same advances that have enhanced the benefits of computer systems rendered the development and implementation of such systems increasingly complex, popularizing the outsourcing of IT development and services to third party IT service providers like the Company. Many companies outsource such work because their internal personnel lack the qualifications for certain projects or they have an insufficient number of internal staff to address all of the projects being undertaken. Outsourcing also enables companies to realize cost efficiencies through reduced personnel costs. Accordingly, organizations turn to external IT services organizations such as Helios & Matheson to develop, support and enhance their internal IT systems. Beginning in 2006 and continuing through the second quarter of 2007, the Company continued to expand its sales and recruiting function in its effort to increase its revenues in both the short and long-term. Through 2006, the Company experienced a delay in the start of projects from existing customers and extended lead times in closing new projects, both of which impacted revenue growth. This trend continued through the second quarter of 2007. Consulting revenues declined primarily due to the termination of assignments that were not replaced during the second quarter of 2007.

For the second quarter of 2007, approximately 65% of the Company’s consulting services revenues were generated from the hourly billing of its consultants’ services to its clients under time and materials engagements, with the remainder generated under fixed-price engagements. The Company has established standard-billing guidelines for consulting services based on the types of services offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a semi-monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.

The Company has also generated revenues by selling software licenses. In addition to initial software license fees, the Company also derives revenues from the annual renewal of software licenses. Because future obligations associated with such revenue are insignificant, revenues from the sale of software licenses are recognized upon delivery of the software to a customer. The Company views software sales as ancillary to its core consulting services business. Revenue generated from software sales will vary from period to period.

The Company’s most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company’s operating performance is primarily based upon billing margins (billable hourly rate less the consultant’s hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). Gross margins improved through 2005 primarily due to improved utilization rates and decreases in consultant costs. During the first half of 2006, gross margin decreased despite utilization rates remaining relatively constant, as a result of a change in the mix of time and material work compared to fixed price projects. During the second half of 2006 gross margin began to increase as a result of improved utilization rates and lower consultant costs in the third quarter and an increase in higher margin project revenue in the fourth quarter. During the first half of 2007, revenue from a higher margin fixed price project substantially completed in the first quarter impacted gross margin to remain relatively constant despite a decline in employee utilization. Large portions of the Company’s engagements are on a time and materials basis. While most of the Company’s engagements allow for periodic price adjustments to address, among other things, increases in consultant costs, to date clients have been adverse to accepting cost increases. Helios & Matheson actively manages its personnel utilization rates by monitoring project requirements and timetables. Helios & Matheson’s utilization rate for the second quarter of 2007 is approximately 70% as compared to 88% for the second quarter of 2006. The decrease in employee utilization is consistent with the completion of a number of projects during the first half of 2007 that have not been replaced. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in Helios & Matheson’s training programs in order to expand their technical skill sets. The Company carefully monitors consultants that are not utilized. While the Company has established guidelines for the amount of non-billing time that it allows before a consultant is terminated, actual terminations vary as circumstances warrant.

On July 19, 2002, the Company acquired all of the common stock of International Object Technology, Inc. (‘‘IOT’’). The purchase price of the acquisition exceeded the fair market value of the net assets acquired, resulting in the recording of goodwill currently stated at $1,140,964 on the balance sheet. IOT provided data management and business intelligence solutions, technology consulting and project management services. During the first quarter of 2006, IOT’s operations were fully integrated into Helios & Matheson.

On April 11, 2005, the Company completed an investment in TGS, an offshore joint venture, in the amount of $250,000, which represented approximately a 68% ownership. A minority partner invested $100,000 for the remaining 32% ownership. From April 11, 2005 to September 2005, the Company recorded its proportionate ownership share of the results of TGS. In September 2005, the Company increased its ownership to 100% by purchasing the minority partners investment for $100,000. From September 2005 to June 30, 2007, the Company has consolidated the results of TGS in its financial statements.

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

Results of Operations

The following table sets forth the percentage of revenues of certain items included in the Company’s Statements of Operations:

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	70.5%	72.9%	75.5%	73.1%
Gross profit	29.5%	27.1%	24.5%	26.9%
Operating expenses	33.6%	22.8%	37.1%	16.8%
(Loss)/Income from operations	(4.1)%	4.3%	(12.6)%	10.1%
Net (loss)/income	(3.4)%	4.3%	(12.0)%	10.1%

Comparison of The Three Months Ended June 30, 2007 to The Three Months Ended June 30, 2006

Revenues.    Revenues for the three months ended June 30, 2007 were $4.7 million, a $2.0 million decrease from the comparable 2006 period. Consulting revenue, which began to decline during the first quarter of 2007, continued to decline through the second quarter of 2007 as assignments were completed and not replaced. In addition, software contracts anticipated to close during the second quarter were delayed until the third quarter of 2007.

Gross Profit.    The gross profit for the three months ended June 30, 2007 was approximately $1.2 million, a decrease of $654,000 from the second quarter of 2006. As a percentage of total revenues, gross margin for the three months ended June 30, 2007 was 24.5% compared to 26.9% for the three months ended June 30, 2006. Gross margin has declined as a result of a decrease in higher margin project revenue as well as a decline in employee utilization.

Operating Expenses.    Operating expenses are comprised of Selling, General and Administrative (‘‘SG&A’’) expenses, and, depreciation and amortization. SG&A expenses were $1.1 million in the second quarter of 2006 compared to $1.7 million in the second quarter of 2007. SG&A for the three months ended June 30, 2006 was reduced by $881,000 of net settlement proceeds received in connection with the release of claims related to the terminated Vanguard transaction. Excluding the Vanguard settlement proceeds, SG&A decreased $263,000 as a result of cost reduction initiatives in various areas. Depreciation and amortization expenses increased $8,000.

Taxes.    Taxes decreased $4,000 from $13,000 in the second quarter of 2006 to $9,000 in the second quarter of 2007. The Company recorded a provision for minimum State taxes during the second quarter of 2007 of $9,000. The full impact of taxes associated with the pre-tax income was minimized by the utilization of the Company’s net loss carry-forward. In addition, deferred taxes were not impacted by the pre-tax income during the second quarter of 2007 since such amounts are fully reserved as of June 30, 2007 and December 31, 2006.

Net (Loss)/Income.    As a result of the above, the Company had a net loss of ($568,000) or ($0.24) per basic and diluted share in the second quarter of 2007 compared to net income of $682,000 or $0.29 per basic and $0.28 per diluted share in the second quarter of 2006.

Comparison of The Six Months Ended June 30, 2007 to The Six Months Ended June 30, 2006

Revenues.    Revenues for the six months ended June 30, 2007 were $10.6 million, a $2.0 million decrease from the comparable 2006 period. Consulting revenue, which began to decline during the first quarter of 2007, continued to decline through the second quarter of 2007 as assignments were completed and not replaced. In addition, software contracts anticipated to close during the second quarter were delayed until the third quarter of 2007.

Gross Profit.    The gross profit for the six months ended June 30, 2007 was approximately $3.1 million, a decrease of $295,000 from the comparable 2006 period. As a percentage of total revenues, gross margin for the six months ended June 30, 2007 was 29.5% compared to 27.1% for the six months ended June 30, 2006. The increase in margin percentage was impacted by the revenue from a higher margin fixed price project that was substantially completed during the first quarter of 2007 as well as the mix of higher margin project revenue compared to time & material assignments.

Operating Expenses.    Operating expenses are comprised of Selling, General and Administrative (‘‘SG&A’’) expenses, and, depreciation and amortization. SG&A expenses were $2.8 million for the six months ended June 30, 2006 compared to $3.5 million for the six months ended June 30, 2007. SG&A for the six months ended June 30, 2006 was reduced by $881,000 of net settlement proceeds received in connection with the release of claims related to the terminated Vanguard transaction. Excluding the Vanguard settlement proceeds, SG&A decreased by $212,000 as a result of cost reduction initiatives in various areas. Depreciation and amortization expenses increased $17,000.

Taxes.    Taxes decreased $6,000 from $18,000 in the six months ended June 30, 2006 to $12,000 in the six months ended June 30, 2007. The Company recorded a provision for minimum State taxes during the six months ended June 30, 2007 of $25,000 which was partially offset by prior year tax refunds of $13,000. The full impact of taxes associated with the pre-tax income was minimized by the utilization of the Company’s net loss carry-forward. In addition, deferred taxes were not impacted by the pre-tax income during the six months ended June 30, 2007 since such amounts are fully reserved as of June 30, 2007 and December 31, 2006.

Net (Loss)/Income.    As a result of the above, the Company had a net loss of ($356,000) or ($0.15) per basic and diluted share for the six months ended June 30, 2007 compared to net income of $543,000 or $0.23 per basic and diluted share for the six months ended June 30, 2006.

Liquidity

The Company had a line of credit up to $4.0 million with Keltic Financial Partners, LP, (‘‘Keltic’’) based on the Company’s eligible accounts receivable balances. This line of credit expired on June 27, 2007. The Company is currently in the process of renewing its agreement with Keltic under amended terms. Proposed modifications include a reduction in the facility amount from $4.0 million to $1.0 million, a reduction in monthly fees and interest rates and financial covenants that shall apply only if the Company borrows under the facility. Under the proposed terms, the amended credit facility will be effective as of June 27, 2007 and will expire on June 27, 2009. There is no guarantee that the Company will be able to enter into an agreement with Keltic or another lender under either the proposed or other commercially reasonable terms.

The Company will be responsible for all out of pocket legal costs associated with negotiating and entering into the amended credit facility as well as a $10,000 extension fee applicable under the pre-existing credit facility.

Capital Resources

The Company acquired a 51% ownership interest in T3 Media as a result of several investments in 1998 and 1999. Due to deterioration in performance and market conditions for T3 Media’s services, the operations of T3 Media ceased in the second quarter of 2001. T3 Media had entered into a series of capital lease obligations, which the Company had guaranteed, to finance its expansion plans, covering leasehold improvements, furniture and computer-related equipment. The Company decided to reduce this liability, consistent with the decrease in exposure that diminished over time. During the first quarter of 2007, the liability was reduced by approximately $73,000 and during the second quarter of 2007 the liability was reduced further by $47,000 and is reflected in Selling, General and Administrative expenses. The amount outstanding under such leases was approximately $171,000 at

June 30, 2007 and $291,000 at December 31, 2006, respectively, and is included in accounts payable and accrued expenses on the balance sheet.

The Company’s cash balances were approximately $3.4 million at June 30, 2007 and $3.8 million at December 31, 2006. Net cash used in operating activities for the six months ended June 30, 2007 was approximately $448,000 compared to net cash provided by operating activities of $178,000 for the six months ended June 30, 2006. Excluding $881,000 of net settlement proceeds received in connection with the release of claims related to the terminated Vanguard transaction, net cash used in operating activities, primarily related to the increase in working capital, for the six months ended June 30, 2006 was approximately $703,000.

The Company’s accounts receivable, less allowance for doubtful accounts, at June 30, 2007 and December 31, 2006 were $3.5 million and $4.0 million, respectively, representing 64 and 48 days of sales outstanding, respectively and compares to 61 days in the comparable 2006 period. The accounts receivable at June 30, 2007 and December 31, 2006 included $92,000 and $316,000 of unbilled revenue, respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.

Net cash used in investing activities was approximately $54,000 and $60,000 for the six month periods ended June 30, 2007 and 2006, respectively. In each of these periods, additions to property and equipment was $54,000 and $59,000, respectively.

Net cash provided by financing activities was $11,000 and $22,000 for the six months ended June 30, 2007 and 2006, respectively.

In management’s opinion, cash flows from operations combined with cash on hand will provide adequate flexibility for funding the Company’s working capital obligations for the next twelve months. The Keltic line of credit expired on June 27, 2007. While the Company is in the process of renewing the agreement with Keltic, there is no guarantee that the Company will be able to enter into an agreement with Keltic or another lender under either the proposed or other commercially reasonable terms.

For the six months ended June 30, 2007, 5,994 shares of common stock were issued pursuant to the exercise of options issued under the Company’s stock option plan. No other shares of common stock were issued pursuant to the exercise of options issued under the Company’s stock option plan.

The Company had an operating loss during the six months ended June 30, 2007 of ($437,000) and a net loss of ($356,000). During the six months ended June 30, 2006, the Company had operating income of $543,000 and net income of $543,000. There is no guarantee that the Company can achieve profitability on a quarterly or annual basis in the future.

Off Balance Sheet Arrangements

As of June 30, 2007, the Company does not have any ‘‘Off Balance Sheet Arrangements’’.

Contractual Obligations and Commitments

The Company has the following commitments as of June 30, 2007: long term obligations of certain employment contracts, a capital lease obligation and operating lease obligations. One of the Company’s subsidiaries, T3 Media, which ceased operations in 2001, had entered into a series of capital lease obligations, which the Company had guaranteed. During the first and second quarters of 2007, the Company reduced this liability by approximately $73,000 and $47,000, respectively, consistent with the decrease in exposure that has diminished over time. These amounts are reflected in Selling, General and Administrative expenses. The Company has two operating leases for its corporate headquarters located in New York and its branch office in New Jersey. The Company’s commitments at June 30, 2007 are reflected in the Contractual Obligation table in Item 8 on this Form 10-Q. Effective July 1, 2007, the Company entered into a two year employment agreement with its Chief Operating Officer, Michael Prude. The Contractual Obligation table in Item 8 on this Form 10-Q has been updated to reflect this employment agreement.

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

Changes in internal controls.    There were no significant changes in the Company’s internal control over financial reporting in connection with the evaluation that occurred during its second fiscal quarter of 2007 that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors

The Company’s 2006 Annual Report on Form 10-K together with the Company’s Quarterly Report for the quarterly period ended March 31, 2007 include a detailed discussion of risk factors.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

On May 23, 2007, the Company held its annual meeting of shareholders (the ‘‘Annual Meeting’’) for the following purposes:

Proposal 1.    To elect the Board of Directors of the Company to serve until the annual meeting of shareholders in 2008 and until their respective successors are duly elected and qualified; and

Proposal 2.    To ratify the selection of Mercadien P.C. as the independent public accountants of the Company for the year ending December 31, 2007.

The shareholders approved the election of Messrs. Shmuel BenTov, Rabin Dhoble, Shankar Ram, Daniel Thomas, Shri Jambunathan, Divya Ramachandran and Kishan Grama Ananthram as the directors of the Company by the following number of votes:

NAME	IN FAVOR	AGAINST	ABSTAINED	UNVOTED
Shmuel BenTov	1,276,128	0	2,900	0
Rabin Dhoble	1,277,553	0	1,475	0
Shankar Ram	1,276,128	0	2,900	0
Daniel Thomas	1,277,553	0	1,475	0
Shri Jambunathan	1,277,553	0	1,475	0
Divya Ramachandran	1,276,128	0	2,900	0
Kishan Grama Ananthram	1,276,128	0	2,900	0

The shareholders approved the ratification of the appointment of Mercadien P.C. as the independent public accountants of the Company for the fiscal year ending December 31, 2007 by the following number of votes:

IN FAVOR	AGAINST	ABSTAINED	UNVOTED
1,279,028	0	0	0

Item 5.    Other Information

None.

Item 6.    Exhibits

(a)    Exhibits

3.1		Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Form 10Q for the period ended June 30, 2001, as previously filed with the SEC on August 10, 2001.
3	.2.1	Certificate of Amendment of the Certificate of Incorporation of the Registrant dated August 8, 2002 incorporated by reference to Exhibit 3.2 to the Form 10-Q for the period ended June 30, 2001, as previously filed with the SEC on August 14, 2002.
3	.2.2	Certificate of Amendment of the Certificate of Incorporation of the Registrant dated November 12, 2002, incorporated by reference to Exhibit 3.2.2 to the Form 10-Q for the period ended September 30, 2002, as previously filed with the SEC on November 14, 2002.
3	.2.3	Certificate of Amendment of the Certificate of Incorporation of the Registrant dated January 5, 2004, incorporated by reference to Exhibit 3.2.3 to the Form 8-K dated January 8, 2004, as previously filed with the SEC on January 8, 2004.
3.3		Second Amended and Restated By-Laws of the Registrant, incorporated by reference to Exhibit 3.2 to the Form 8-K, as previously filed with the SEC on June 22, 2007.
5.02		Prude Employment Contract.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIOS & MATHESON NORTH AMERICA INC.
	By:	/s/ Shmuel BenTov
Date: August 10, 2007		Shmuel BenTov Chairman, Chief Executive Officer and President
	By:	/s/ Salvatore M. Quadrino
Date: August 10, 2007		Salvatore M. Quadrino Chief Financial Officer