Form 10-Q
period 2007-09-30
Helios & Matheson North America Inc.
filed 2007-11-13
CIK 1040792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

As of November 7, 2007, there were 2,396,707 shares of common stock, with $.01 par value per share, outstanding.

HELIOS & MATHESON NORTH AMERICA INC.

Part I.    Financial Information

Item 1.    Financial Statements

HELIOS & MATHESON NORTH AMERICA INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,134,091	$3,849,056
Accounts receivable- less allowance for doubtful accounts of $205,888 at September 30, 2007 and $225,741 at December 31, 2006	3,385,694	3,676,869
Unbilled receivables	153,453	316,156
Prepaid expenses and other current assets	180,568	159,398
Total current assets	6,853,806	8,001,479
Property and equipment, net	374,944	457,223
Goodwill	1,140,964	1,140,964
Deposits and other assets	153,115	189,620
Total assets	$8,522,829	$9,789,286
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,682,897	$2,294,929
Deferred revenue	113,574	285,227
Total current liabilities	1,796,471	2,580,156
Shareholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of September 30, 2007, and December 31, 2006.	—	—
Common stock, $.01 par value; 30,000,000 shares authorized; 2,396,707 issued and outstanding as of September 30, 2007; 2,382,801 issued and outstanding as of December 31, 2006.	23,967	23,828
Paid-in capital	34,735,226	34,607,651
Accumulated other comprehensive income – foreign currency translation	8,870	3,949
Accumulated deficit	(28,041,705)	(27,426,298)
Total shareholders’ equity	6,726,358	7,209,130
Total liabilities and shareholders’ equity	$8,522,829	$9,789,286

See accompanying notes to consolidated financial statements.

HELIOS & MATHESON NORTH AMERICA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$15,566,831	$18,619,173	$4,957,067	$5,970,680
Cost of revenues	11,044,078	13,389,843	3,563,827	4,166,012
Gross profit	4,522,753	5,229,330	1,393,240	1,804,668
Operating expenses:
Selling, general & administrative	5,180,012	4,570,614	1,707,348	1,766,374
Depreciation & amortization	142,903	112,176	48,746	34,694
	5,322,915	4,682,790	1,756,094	1,801,068
(Loss)/Income from operations	(800,162)	546,540	(362,854)	3,600
Other income (expense):
Interest income-net	126,986	34,683	34,075	17,623
	126,986	34,683	34,075	17,623
(Loss)/Income before income taxes	(673,176)	581,223	(328,779)	21,223
Provision for income taxes	(57,769)	26,251	(69,601)	8,751
Net (loss)/income	(615,407)	554,972	(259,178)	12,472
Other comprehensive income/(loss) – foreign currency adjustment	4,920	(395)	(307)	4,091
Comprehensive (loss)/income	$(610,487)	$554,577	$(259,485)	$16,563
Net (loss)/income per share
Basic	$(0.26)	$0.23	$(0.11)	$0.01
Diluted	$(0.26)	$0.23	$(0.11)	$0.01

See accompanying notes to consolidated financial statements.

HELIOS & MATHESON NORTH AMERICA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss)/income	$(615,407)	$554,972
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities, net of acquired assets:
Depreciation and amortization	142,903	112,176
Provision for doubtful accounts	78,000	159,976
Stock based compensation	86,081	84,387
Write down of investment	87,059	—
Reduction of capital lease obligation	(166,887)	—
Amortization of deferred financing cost	7,941	9,000
Changes in operating assets and liabilities:
Accounts receivable	213,175	(158,250)
Unbilled receivables	162,703	17,929
Prepaid expenses and other current assets	(21,170)	69,180
Deposits	(42,966)	—
Accounts payable and accrued expenses	(445,143)	22,081
Deferred revenue	(171,653)	(130,055)
Net cash (used in)/provided by operating activities	(685,364)	741,396
Cash flows from investing activities:
Purchase of property and equipment	(60,624)	(97,803)
Deposits	—	(198)
Net cash used in investing activities	(60,624)	(98,001)
Cash flows from financing activities:
Proceeds from the exercise of stock options	41,633	29,203
Repayment of capital lease obligation	(15,530)	(10,973)
Net cash provided by financing activities	26,103	18,230
Effect of foreign currency exchange rate changes on cash and cash equivalents	4,920	(395)
Net (decrease)/increase in cash and cash equivalents	(714,965)	661,230
Cash and cash equivalents at beginning of period	3,849,056	2,156,867
Cash and cash equivalents at end of period	$3,134,091	$2,818,097
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$2,188
Cash paid during the period for income taxes – net of refunds	$158,635	$44,201

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

3)    INTERIM FINANCIAL STATEMENTS:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 2007, the consolidated results of operations for the three and nine month periods ended September 30, 2007 and 2006 and cash flows for the nine month period ended September 30, 2007 and 2006.

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

The consolidated results of operations for the nine month period ended September 30, 2007 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

In management’s opinion, cash flows from operations and borrowing capacity combined with cash on hand will provide adequate flexibility for funding the Company’s working capital obligations for the next twelve months.

4)    STOCK BASED COMPENSATION:

At September 30, 2007, the Company has a stock based compensation plan, which is described as follows:

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

Effective January 1, 2006, the Company adopted the modified prospective application method as specified by Financial Accounting Standards Board Statement 123 (revised 2004), Share Based Payment (Statement 123 (R)), whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated using pro forma disclosures under Statement 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123 (R). For the three month period ended September 30, 2007 and 2006, the Company recorded stock based compensation expense under the provisions of Statement 123 (R) of $25,343 and $31,498, respectively.

Information with respect to options under the Company’s Plan is as follows:

		Weighted Average Exercise Price
	Number of Shares
Balance – December 31, 2006	189,906	$4.76
Exercised	2,583	$1.73
Expired	500	$5.90
Cancelled	500	$5.90
Balance – March 31, 2007	186,323	$4.80
Exercised	3,411	$1.90
Expired	0	$0.00
Cancelled	0	$0.00
Balance – June 30, 2007	182,912	$4.85
Exercised	7,912	$3.88
Expired	14,375	$4.61
Cancelled	0	$0.00
Balance – September 30, 2007	160,625	$4.92

The following table summarizes the status of the stock options outstanding and exercisable at September 30, 2007:

Stock Options Outstanding
Exercise Price Range	Weighted Average Exercise Price	Number of Options	Weighted– Remaining Contractual Life	Number of Stock Options Exercisable
$0.00 – $4.80	$3.149	83,875	3.4 years	68,625
$4.80 – $9.60	$5.878	68,000	4.2 years	31,500
$9.60 – $14.40	$9.620	500	3.1 years	500
$14.40 – $19.20	$15.504	7,750	2.4 years	7,750
$24.00 – $28.80	$28.000	250	1.5 years	250
$28.80 – $33.60	$30.000	250	1.3 years	250
		160,625		108,875

At September 30, 2007, 108,875 stock options were exercisable with a weighted average exercise price of $4.77.

5)    NET INCOME/(LOSS) PER SHARE:

The following table sets forth the computation of basic and diluted net income (loss) per share for the nine months and the three months ended September 30, 2007 and 2006.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Numerator for basic net (loss) / income per share
Net (loss)/income	$(615,407)	$554,972	$(259,178)	$12,472
Net (loss)/income available to common stockholders	$(615,407)	$554,972	$(259,178)	$12,472
Numerator for diluted net (loss) / income per share
Net (loss)/income available to common stockholders & assumed conversion	$(615,407)	$554,972	$(259,178)	$12,472
Denominator:
Denominator for basic (loss)/income per share – weighted-average shares	2,389,681	2,379,991	2,395,865	2,382,301
Effect of dilutive securities:
Employee stock options	—	24,444	—	20,906
Denominator for diluted (loss)/income per share – adjusted weighted-average shares	2,389,681	2,404,435	2,395,865	2,403,207
Basic earnings (loss)/income per share:
Net (loss)/income	$(0.26)	$0.23	$(0.11)	$0.01
Diluted earnings (loss)/income per share:
Net (loss)/income	$(0.26)	$0.23	$(0.11)	$0.01

During the nine and three month periods ended September 30, 2007, all options and warrants outstanding were excluded from the computation of net loss per share because the effect would be antidilutive. During the nine and three month periods ended September 30, 2006, there were 132,938 and 151,000 options that were excluded from the computation of diluted earnings per share since such options had an exercise price in excess of the Company’s stock price.

6)    CONCENTRATION OF CREDIT RISK:

The revenues of three customers represented approximately 24%, 18% and 10% of the revenues for the nine month period ended September 30, 2007. The revenues of four customers represented approximately 19%, 14%, 11% and 10% of revenues for the same period in 2006. No other customer represented greater than 10% of the Company’s revenues for such periods.

7)    CREDIT ARRANGEMENT:

The Company has entered into a Restated and Amended Loan and Security Agreement (‘‘the Loan Agreement’’) with Keltic Financial Partners, LP, (‘‘Keltic’’) which is effective as of June 27, 2007 and expires June 27, 2009. Under the Loan Agreement, the Company has a line of credit up to $1.0 million based on the Company’s eligible accounts receivable balances at an interest rate that varies based on the extent of usage in any given calendar year from a minimum of prime to a maximum of prime plus 0.75% assuming no event of default under the Loan Agreement. Availability at September 30, 2007 was $1.0 million. The Loan Agreement has certain financial covenants that shall apply only if the Company has any outstanding obligations to Keltic including borrowing under the facility. The Company had no outstanding balance at September 30, 2007, under the Loan Agreement, or at December 31, 2006, under the Company’s prior loan agreement with Keltic.

8)    CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The Company has the following commitments as of September 30, 2007: long term obligations of certain employment contracts, a capital lease obligation and operating lease obligations. One of the Company’s subsidiaries, T3 Media, which ceased operations in 2001, had entered into a series of capital lease obligations, which the Company had guaranteed. During the first, second and third quarters of 2007, the Company reduced this liability by approximately $73,000, $47,000 and $47,000, respectively, consistent with the decrease in exposure that has diminished over time. In addition, the Company settled one of the lease obligations during the third quarter of 2007 for approximately $77,000. These amounts are reflected in Selling, General and Administrative expenses. The Company has two operating leases for its corporate headquarters located in New York and its branch office in New Jersey.

The Company’s commitments at September 30, 2007, are comprised of the following:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Long Term Obligations
Employment Contracts(1)	699,750	522,000	177,750	—	—
Capital Lease Obligations
Capital Lease – Short Term	47,129	47,129	—	—	—
Operating Leases
Rent –(2)	1,760,440	416,797	822,547	521,096	—
Total	$2,507,319	$985,926	$1,000,297	$521,096	$—

(1)	The Company has employment agreements with its three named Executive Officers. The agreement with Mr. BenTov, the Company’s President and CEO and Mr. Quadrino, the Company’s CFO, expire on March 31, 2008 and April 30, 2008, respectively, unless extended. Mr. BenTov has indicated he will no longer serve as the Company’s President and CEO effective with the expiration of his agreement. The employment agreement with Mr. Prude, the Company’s COO is effective July 1, 2007 and has a term of two years.
(2)	The Company has a New York facility with a lease term expiring July 31, 2012 and a New Jersey facility with a lease term expiring August 31, 2010.

As of September 30, 2007, the Company does not have any ‘‘Off Balance Sheet Arrangements’’.

9)    PROVISION FOR INCOME TAXES

The provision for income taxes as reflected in the consolidated statements of operations varies from the expected statutory rate primarily due to the utilization of net operating loss carry-forwards and provision to return adjustments from the filing of state and federal tax returns. Internal Revenue Code Section 382 (‘‘Code’’) places a limitation on the utilization of Federal net operating loss and other credit carry-forwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percentage point change in ownership occurs. On September 5, 2006, Helios & Matheson Parent acquired a greater than 50 percent ownership of the Company. Accordingly, the actual utilization of the net operating loss carry-forwards for tax purposes are limited annually under Code to a percentage (currently about four and a half percent) of the fair market value of the Company at the date of this ownership change. Taxable income generated during the nine months ended September 30, 2007 is not expected to exceed this limitation. The Company maintains a valuation allowance against additional deferred tax assets arising from net operating loss carry-forwards since, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Overview

Since 1983, Helios & Matheson has provided IT services and solutions to Fortune 1000 companies and other large organizations. In 1997, Helios & Matheson became a public company headquartered in New York, New York. In addition, the Company has offices in Clark, New Jersey and Bangalore, India. The Company’s common stock is currently listed on NASDAQ Capital Market CM under the symbol ‘‘HMNA’’. Prior to January 30, 2007, the Company’s name was The A Consulting Team, Inc.

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

Rapid technological advances and the wide acceptance and use of the Internet as a driving force in commerce, accelerated the growth of the IT industry. These advances, including more powerful and less expensive computer technology, fueled the transition from predominantly centralized mainframe computer systems to open and distributed computing environments and the advent of capabilities such as relational databases, imaging, software development productivity tools, and web-enabled software. These advances expand the benefits that users can derive from computer-based information systems and improve the price-to-performance ratios of such systems. As a result, an increasing number of companies are employing IT in new ways, often to gain competitive advantages in the marketplace, and IT services have become an essential component of many company’s long-term growth strategies. The same advances that have enhanced the benefits of computer systems rendered the development and implementation of such systems increasingly complex, popularizing the outsourcing of IT development and services to third party IT service providers like the Company. Many companies outsource such work because their internal personnel lack the qualifications for certain projects or they have an insufficient number of internal staff to address all of the projects being undertaken. Outsourcing also enables companies to realize cost efficiencies through reduced personnel costs. Accordingly, organizations turn to external IT services organizations such as Helios & Matheson to develop, support and enhance their internal IT systems. Beginning in 2006 and continuing through the third quarter of 2007, the Company continued to expand its sales and recruiting function in its effort to increase its revenues in both the short and long-term. Beginning in 2006, the Company experienced a delay in the start of projects from existing customers and extended lead times in closing new projects, both of which continued to impact revenue growth through the third quarter of 2007. Consulting revenues continued to decline through the third quarter of 2007 primarily due to the termination of a number of assignments that were not replaced. During the third quarter of 2007, consulting revenue began to improve as compared to the second quarter of 2007 as a result of an increase in project revenue.

For the three months ending September 30, 2007, approximately 61% of the Company’s consulting services revenues were generated from the hourly billing of its consultants’ services to its clients under time and materials engagements, with the remainder generated under fixed-price engagements. The Company has established standard-billing guidelines for consulting services based on the types of services offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a semi-monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.

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

The Company’s most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company’s operating performance is primarily based upon billing margins (billable hourly rate less the consultant’s hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). Gross margins improved through 2005 primarily due to improved utilization rates and decreases in consultant costs. During the first half of 2006, gross margin decreased despite utilization rates remaining relatively constant, as a result of a change in the mix of time and material work compared to fixed price projects. During the second half of 2006 gross margin began to increase as a result of improved utilization rates and lower consultant costs in the third quarter and an increase in higher margin project revenue in the fourth quarter. During the first half of 2007, revenue from a higher margin fixed price project substantially completed in the first quarter impacted gross margin to remain relatively constant despite a decline in employee utilization. Gross margin for the third quarter of 2007 as compared to the third quarter of 2006 declined as a result of a decrease in higher margin project revenue. Gross margin improved in the third quarter of 2007 as compared to the second quarter of 2007 as a result of improved employee utilization and an increase in higher margin project revenue. Large portions of the Company’s engagements are on a time and materials basis. While most of the Company’s engagements allow for periodic price adjustments to address, among other things, increases in consultant costs, to date clients have been adverse to accepting cost increases. Helios & Matheson actively manages its personnel utilization rates by monitoring project requirements and timetables. Helios & Matheson’s utilization rate for the three months ending September 30, 2007, is approximately 84% as compared to 90% for the three months ending September 30, 2006. The decrease in employee utilization is consistent with the completion of a number of projects during the first half of 2007 that have not been replaced. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in Helios & Matheson’s training programs in order to expand their technical skill sets. The Company carefully monitors consultants that are not utilized. While the Company has established guidelines for the amount of non-billing time that it allows before a consultant is terminated, actual terminations vary as circumstances warrant.

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

On April 11, 2005, the Company completed an investment in TGS, an offshore joint venture, in the amount of $250,000, which represented approximately a 68% ownership. A minority partner invested $100,000 for the remaining 32% ownership. From April 11, 2005 to September 2005, the Company recorded its proportionate ownership share of the results of TGS. In September 2005, the Company increased its ownership to 100% by purchasing the minority partners investment for $100,000. From September 2005 to September 30, 2007, the Company has consolidated the results of TGS in its financial statements.

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

Results of Operations

The following table sets forth the percentage of revenues of certain items included in the Company’s Statements of Operations:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	70.9%	71.9%	71.9%	69.8%
Gross profit	29.1%	28.1%	28.1%	30.2%
Operating expenses	34.2%	25.2%	35.4%	30.2%
(Loss)/Income from operations	(5.1)%	2.9%	(7.3)%	0.0%
Net (loss)/income	(4.0)%	3.0%	(5.2)%	0.2%

Comparison of The Three Months Ended September 30, 2007 to The Three Months Ended September 30, 2006

Revenues.    Revenues for the three months ended September 30, 2007 were $5.0 million, a $1.0 million decrease from the comparable 2006 period. This decrease is primarily a result of a decline in consulting revenue due to extended lead times in replacing completed projects.

Gross Profit.    The gross profit for the three months ended September 30, 2007 was approximately $1.4 million, a decrease of $411,000 from the third quarter of 2006. As a percentage of total revenues, gross margin for the three months ended September 30, 2007 was 28.1% compared to 30.2% for the three months ended September 30, 2006. Gross margin has declined as a result of a decrease in higher margin project revenue.

Operating Expenses.    Operating expenses are comprised of Selling, General and Administrative (‘‘SG&A’’) expenses, and, depreciation and amortization. SG&A expenses were $1.8 million in the third quarter of 2006 compared to $1.7 million in the third quarter of 2007. SG&A decreased by a net $59,000 as cost reduction initiatives offset inflationary increases and increases in selling expenses. Depreciation and amortization expenses increased $14,000.

Taxes.    Taxes decreased $78,000 from $9,000 in the third quarter of 2006 to ($70,000) in the third quarter of 2007. The Company recorded a provision for minimum State taxes during the third quarter of 2007 of $9,000 which was offset by ($79,000) related to provision to return adjustments from the filing of state and federal tax returns.

Net (Loss)/Income.    As a result of the above, the Company had a net loss of ($259,000) or ($0.11) per basic and diluted share in the third quarter of 2007 compared to net income of $12,000 or $0.01 per basic and diluted share in the third quarter of 2006.

Comparison of The Nine Months Ended September 30, 2007 to The Nine Months Ended September 30, 2006

Revenues.    Revenues for the nine months ended September 30, 2007 were $15.6 million, a $3.1 million decrease from the comparable 2006 period. This decrease is primarily a result of a decline in consulting revenue due to extended lead times in replacing completed projects.

Gross Profit.    The gross profit for the nine months ended September 30, 2007 was approximately $4.5 million, a decrease of $707,000 from the comparable 2006 period. As a percentage of total revenues, gross margin for the nine months ended September 30, 2007 was 29.1% compared to 28.1% for the nine months ended September 30, 2006. The increase in margin percentage was impacted by the revenue from a higher margin fixed price project that was substantially completed during the first quarter of 2007 as well as the mix of higher margin project revenue compared to time & material assignments.

Operating Expenses.    Operating expenses are comprised of Selling, General and Administrative (‘‘SG&A’’) expenses, and, depreciation and amortization. SG&A expenses were $4.6 million for the nine months ended September 30, 2006 compared to $5.2 million for the nine months ended September 30, 2007. SG&A for the nine months ended September 30, 2006 was reduced by $881,000 of net settlement proceeds received in connection with the release of claims related to the terminated Vanguard transaction. Excluding the Vanguard settlement proceeds, SG&A decreased by a net $271,000 as cost reduction initiatives offset inflationary increases and increases in selling expenses. Depreciation and amortization expenses increased $31,000.

Taxes.    Taxes decreased $84,000 from $26,000 in the nine months ended September 30, 2006 to ($58,000) in the nine months ended September 30, 2007. The Company recorded a provision for minimum State taxes during the nine months ended September 30, 2007 of $34,000 which was partially offset by ($92,000) related to provision to return adjustments from the filing of state and federal tax returns.

Net (Loss)/Income.    As a result of the above, the Company had a net loss of ($615,000) or ($0.26) per basic and diluted share for the nine months ended September 30, 2007 compared to net income of $555,000 or $0.23 per basic and diluted share for the nine months ended September 30, 2006.

Liquidity

The Company has entered into a Restated and Amended Loan and Security Agreement (‘‘the Loan Agreement’’) with Keltic Financial Partners, LP, (‘‘Keltic’’) which is effective as of June 27, 2007 and expires June 27, 2009. Under the Loan Agreement, the Company has a line of credit up to $1.0 million based on the Company’s eligible accounts receivable balances at an interest rate that varies based on the extent of usage in any given calendar year from a minimum of prime to a maximum of prime plus 0.75% assuming no event of default under the Loan Agreement. Availability at September 30, 2007, was $1.0 million. The Loan Agreement has certain financial covenants that shall apply only if the Company has any outstanding obligations to Keltic including borrowing under the facility. The Company had no outstanding balance at September 30, 2007, under the Loan Agreement, or at December 31, 2006, under the Company’s prior loan agreement with Keltic.

Capital Resources

The Company acquired a 51% ownership interest in T3 Media as a result of several investments in 1998 and 1999. Due to deterioration in performance and market conditions for T3 Media’s services, the operations of T3 Media ceased in the second quarter of 2001. T3 Media had entered into a series of capital lease obligations, which the Company had guaranteed, to finance its expansion plans, covering leasehold improvements, furniture and computer-related equipment. The Company decided to reduce this liability, consistent with the decrease in exposure that diminished over time. During the first, second and third quarters of 2007, the Company reduced this liability by approximately $73,000, $47,000 and $47,000, respectively which is reflected in Selling, General and Administrative expenses.

In addition, the Company settled one of the lease obligations during the third quarter of 2007 for approximately $77,000. The amount outstanding under such leases was approximately $47,000 at September 30, 2007 and $291,000 at December 31, 2006, respectively, which is included in accounts payable and accrued expenses on the balance sheet.

The Company’s cash balances were approximately $3.1 million at September 30, 2007 and $3.8 million at December 31, 2006. Net cash used in operating activities for the nine months ended September 30, 2007 was approximately $685,000 compared to net cash provided by operating activities of $741,000 for the nine months ended September 30, 2006. Excluding $881,000 of net settlement proceeds received in connection with the release of claims related to the terminated Vanguard transaction, net cash used in operating activities, primarily related to the increase in working capital, for the nine months ended September 30, 2006 was approximately $140,000.

The Company’s accounts receivable, less allowance for doubtful accounts, at September 30, 2007 and December 31, 2006 were $3.5 million and $4.0 million, respectively, representing 59 and 48 days of sales outstanding, respectively and compares to 61 days in the comparable 2006 period. The accounts receivable at September 30, 2007 and December 31, 2006 included $153,000 and $316,000 of unbilled revenue, respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.

Net cash used in investing activities was approximately $61,000 and $98,000 for the nine month periods ended September 30, 2007 and 2006, respectively. In each of these periods, additions to property and equipment was $61,000 and $98,000, respectively.

Net cash provided by financing activities was $26,000 and $18,000 for the nine months ended September 30, 2007 and 2006, respectively.

In management’s opinion, cash flows from operations and borrowing capacity combined with cash on hand will provide adequate flexibility for funding the Company’s working capital obligations for the next twelve months.

For the nine months ended September 30, 2007, 7,912 shares of common stock were issued pursuant to the exercise of options issued under the Company’s stock option plan. No other shares of common stock were issued pursuant to the exercise of options issued under the Company’s stock option plan.

The Company had an operating loss during the nine months ended September 30, 2007 of ($800,000) and a net loss of ($615,000). During the nine months ended September 30, 2006, the Company had operating income of $547,000 and net income of $555,000. There is no guarantee that the Company can achieve profitability on a quarterly or annual basis in the future.

Off Balance Sheet Arrangements

As of September 30, 2007, the Company does not have any ‘‘Off Balance Sheet Arrangements’’.

Contractual Obligations and Commitments

The Company has the following commitments as of September 30, 2007: long term obligations of certain employment contracts, a capital lease obligation and operating lease obligations. One of the Company’s subsidiaries, T3 Media, which ceased operations in 2001, had entered into a series of capital lease obligations, which the Company had guaranteed. During the first, second and third quarters of 2007, the Company reduced this liability by approximately $73,000, $47,000 and $47,000, respectively, consistent with the decrease in exposure that has diminished over time. In addition, the Company settled one of the lease obligations during the third quarter of 2007 for approximately $77,000. These amounts are reflected in Selling, General and Administrative expenses. The Company has two operating leases for its corporate headquarters located in New York and its branch office in New Jersey. The Company’s commitments at September 30, 2007 are reflected in the Contractual Obligation table in Item 8 on this Form 10-Q. Effective July 1, 2007, the Company entered into a two year employment agreement with its Chief Operating Officer, Michael Prude. The Contractual Obligation table in Item 8 on this Form 10-Q has been updated to reflect this employment agreement.

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

Changes in internal controls.    There were no significant changes in the Company’s internal control over financial reporting in connection with the evaluation that occurred during its third fiscal quarter of 2007 that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.

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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

(a)    Exhibits

3.1		Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Form 10Q for the period ended June 30, 2001, as previously filed with the SEC on August 10, 2001.
3	.2.1	Certificate of Amendment of the Certificate of Incorporation of the Registrant dated August 8, 2002 incorporated by reference to Exhibit 3.2 to the Form 10-Q for the period ended June 30, 2001, as previously filed with the SEC on August 14, 2002.
3	.2.2	Certificate of Amendment of the Certificate of Incorporation of the Registrant dated November 12, 2002, incorporated by reference to Exhibit 3.2.2 to the Form 10-Q for the period ended September 30, 2002, as previously filed with the SEC on November 14, 2002.
3	.2.3	Certificate of Amendment of the Certificate of Incorporation of the Registrant dated January 5, 2004, incorporated by reference to Exhibit 3.2.3 to the Form 8-K dated January 8, 2004, as previously filed with the SEC on January 8, 2004.
3.3		Second Amended and Restated By-Laws of the Registrant, incorporated by reference to Exhibit 3.2 to the Form 8-K, as previously filed with the SEC on June 22, 2007.
10.1		Restated and Amended Loan and Security Agreement incorporated by reference to Exhibit 10.1 to the Form 8-K, as previously filed with the SEC on October 2, 2007.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIOS & MATHESON NORTH AMERICA INC.

Date: November 13, 2007	By:	/s/ Shmuel BenTov
Shmuel BenTov Chairman, Chief Executive Officer and President
Date: November 13, 2007	By:	/s/ Salvatore M. Quadrino
Salvatore M. Quadrino Chief Financial Officer