Form 10-K
period 2007-12-31
Helios & Matheson North America Inc.
filed 2008-03-25
CIK 1040792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One):

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-22945

HELIOS & MATHESON NORTH AMERICA INC.

(Exact Name of Registrant as Specified in Its Charter)

New York (State or other jurisdiction of incorporation or organization)	13-3169913 (I.R.S. Employer Identification No.)
200 Park Avenue South New York, New York 10003	(212) 979-8228
(Address of Principal Executive Offices)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which Registered
Common Stock, par value $.01 per share	NASDAQ Capital MarketCM

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     No

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $5,628,657 based on the average of the bid and asked prices of the registrant’s common stock on the NASDAQ Capital MarketCM on the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 18, 2008, there were 2,396,707 shares of the registrant’s common stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 10-K/A, which will be filed on or before April 30, 2008, are incorporated by reference into Part III of this Report. See Item 15 for a list of exhibits incorporated by reference into this Report.

PART I

This Annual Report on Form 10-K contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (‘‘SEC’’) filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements due to risks and factors identified from time to time in the Company’s filings with the SEC including those discussed in this Report. Part I, Item 1A Risk Factors of this Annual Report discusses risk factors.

Item 1.    Business

General

Helios & Matheson North America Inc. (formerly The A Consulting Team, Inc.) (‘‘Helios & Matheson’’ or the ‘‘Company’’) was incorporated in the state of New York in February of 1983 and became a public company in August of 1997. The Company is headquartered in New York, New York and has offices in Clark, New Jersey and Bangalore, India. The Company provides a wide range of information technology (‘‘IT’’) consulting, custom application development and solutions to Fortune 1000 companies and other large organizations. The Company supports all major computer technology platforms and supports client IT projects by using a broad range of third-party software applications.

Effective as of January 30, 2007, the Company changed its name from The A Consulting Team, Inc. to Helios & Matheson North America Inc. The name change reflects the Company’s desire to develop long term, mutually beneficial opportunities both in the United States and globally through its association with Helios & Matheson Information Technology Ltd. (‘‘Helios & Matheson Parent’’), an IT services organization with corporate headquarters in Chennai, India and the owner of approximately 52% of the Company’s outstanding common stock. The Company’s shares are listed on The NASDAQ Capital MarketCM (‘‘NASDAQ’’) under the symbol ‘‘HMNA’’.

Controlled Company

The Board of Directors has determined that Helios & Matheson is a ‘‘Controlled Company’’ for purposes of NASDAQ listing requirements. A ‘‘Controlled Company’’ is a company of which more than 50% of the voting power is held by an individual, group or another company. Certain NASDAQ requirements do not apply to a ‘‘Controlled Company’’, including requirements that: (i) a majority of its Board of Directors must be comprised of ‘‘independent’’ directors as defined in NASDAQ’s rules; and (ii) the compensation of officers and the nomination of directors be determined in accordance with specific rules, generally requiring determinations by committees comprised solely of independent directors or in meetings at which only the independent directors are present. The Board of Directors has determined that Helios & Matheson is a ‘‘Controlled Company’’ based on the fact that Helios & Matheson Information Technology, Ltd. (‘‘Helios & Matheson Parent’’) holds more than 50% of the voting power of the Company.

Industry Background

Rapid technological advances and the wide acceptance and use of the Internet as a driving force in commerce, accelerated the growth of the IT industry. These advances, including more powerful and less expensive computer technology, fueled the transition from predominantly centralized mainframe computer systems to open and distributed computing environments and the advent of capabilities such as relational databases, imaging, software development productivity tools, and web-enabled software. These advances expand the benefits that users can derive from computer-based information systems and improve the price-to-performance ratios of such systems. As a result, an increasing number of companies are employing IT in new ways, often to gain competitive advantages in the marketplace, and IT services have become an essential component of many company’s long-term growth strategies. The same advances that have enhanced the benefits of computer systems rendered the development and implementation of such systems increasingly complex. In addition, there has been a trend for many companies to outsource such work because their internal personnel lack the qualifications for certain projects or they have an insufficient number of internal staff to address all of the projects being undertaken. Outsourcing also enables companies to realize cost efficiencies through reduced personnel costs. Accordingly, organizations turned to external IT services organizations such as Helios & Matheson to develop, support and enhance their internal IT systems.

Strategy

Helios & Matheson endeavors to provide peerless, technology enabled, business software and consulting solutions to its expanding client base through an integrated suite of high quality, value based offerings, customer alignment and outstanding service delivery in the areas of Application Value Management, Application Development, Integration, Independent Validation, Infrastructure, Information Management and IT Advisory Services. The Company believes that a philosophy of intense focus on client satisfaction, business aware solutions and guaranteed delivery provides tangible business value to its client base across the financial services, pharmaceutical and manufacturing verticals.

The Company’s goal is to realize consistent growth and competitive advantage through the following strategic initiatives:

Expand Existing Client Market Share.    The Company endeavors to expand its penetration and market share within its existing client base through client focused sales and marketing initiatives allowing the Company to offer existing clients additional IT consulting services and software. The Company’s relationships with current clients provide opportunities to market additional services in current and new geographical markets.

Expand Client Base.    The Company is aiming to develop additional client relationships, especially among middle-market clients, through targeted marketing initiatives, participation in trade shows, user group meetings, conventions and referrals from existing clients. The Company endeavors to broaden the geography of its client base by offering services to many of its existing clients in their offices outside the tri-state region and using such contacts as a gateway into new geographic markets.

Offshore Expansion.    The Company is dedicated to providing cost efficient competitive services to its clients through its Flexible Delivery Model which allows for dynamically configurable Onsite, Onshore or Offshore service delivery based on the needs of the clients. This capability is made possible by the Company’s investment in Helios and Matheson Global Services Private Limited (‘‘HMGS’’), the Company’s subsidiary operating in Bangalore, India.

Operational Efficiency.    The Company has restructured its operations and aims to reduce its cost structure by migrating to a flexible workforce and reducing corporate and general administrative expenses. The Company believes it can optimize the cost and effectiveness of its operations by transitioning certain non-customer facing operations offshore, minimizing the cost of non-revenue generating operations.

Helios & Matheson Operations

Service Lines.    Helios & Matheson provides a wide range of high quality, software and consulting solutions, through an integrated suite of market driven Service Lines in the areas of Application Value Management, Application Development and Integration, Independent Validation, Infrastructure, Information Management and IT Advisory Services for Fortune 1000 companies and other large organizations. These services account for over 90% of the Company’s revenues. The Company’s solutions are based on an understanding of each client’s enterprise model. The Company’s accumulated knowledge may be applied to new projects such as planning, designing and implementing enterprise-wide information systems, database management services, performance optimization, migrations and conversions, strategic sourcing, outsourcing and systems integration.

Helios & Matheson delivers its IT solutions through Solution Teams composed of Client Partners, Solution Partners, Project Managers, and Technical Specialists. These professionals possess the industry experience, project management skills and technical expertise to identify and effectively address a particular client’s needs in relation to its business objectives. Helios & Matheson’s focus on providing highly qualified IT professionals allows the Company to identify additional areas of the client’s business which could benefit from the Company’s IT solutions, thereby facilitating the cross-marketing of multiple Company services. The Company keeps its Solution Teams at the forefront of emerging technologies and business trends through close interaction with Helios & Matheson research personnel who identify innovative IT trends, tools and technologies and market driven solutions. As a result, management believes that Helios & Matheson Solution Teams are prepared to anticipate client needs, develop appropriate strategies and deliver comprehensive IT services, thereby allowing the Company to deliver the highest quality IT services in a timely fashion.

Software.    Helios & Matheson markets and distributes a number of software products developed by independent software developers. The Company believes its relationships with over 60 software clients throughout the country provide opportunities for the delivery of additional Company consulting and training services. The software products offered by Helios & Matheson are developed in the United States, England and Finland and marketed primarily through trade shows, direct mail, telemarketing, client presentations and referrals. Revenue from the sale of software is ancillary to the Company’s total revenues, but in the future the Company hopes to use such sales as a means of introducing itself to potential clients.

Clients

The Company’s clients consist primarily of Fortune 1000 companies and other large organizations. The Company’s clients operate in a diverse range of industries with a concentration in the pharmaceutical, financial services and automotive industries. Seven of the Company’s top ten clients measured by revenue for the year ended December 31, 2007 had been clients for over five years. For the twelve months ended December 31, 2007, three of the Company’s largest customers were Pfizer, BMW, and Metropolitan Life Insurance Co., representing approximately 23%, 18%, and 11% of total revenues respectively. Besides these customers, no other customer represented greater than 10% of the Company’s revenues. During 2008, the Company expects that a significant portion of its revenues will continue to come from these clients.

Approximately, 98%, 96% and 99% of all of the Company’s revenues were derived from sources within the United States for the years ended December 31, 2007, 2006 and 2005, respectively.

Market Driven Solutions

Helios & Matheson continuously investigates new business enabling solutions through our partnerships with clients and third parties to determine their viability and potential acceptance in the Fortune 1000 marketplace. This allows Helios and Matheson to provide Service Lines that are personalized to meet the specific needs of our clients. Helios & Matheson personnel are highly qualified in delivering these technology enabled business solutions.

Sales and Marketing

The Company’s marketing strategy is to develop long-term mutually beneficial relationships with existing and new clients that will lead to the Company becoming a preferred provider of IT services. The Company seeks to employ a ‘‘cross selling’’ approach where appropriate to expand the number of services utilized by a single client. Other sales and marketing methods include client referrals, networking, attendance at trade shows and the use of the Company’s web site at http://www.hmna.com. At December 31, 2007, the Company employed 15 sales and marketing personnel.

Competition

The market for IT consulting services is intensely competitive. It is affected by rapid technological advances and includes a large number of competitors. The Company’s competitors include the current or former consulting divisions of the ‘‘Big Four’’ accounting firms, major offshore outsourcing companies, systems consulting and implementation firms, application software development firms, management consulting firms, divisions of large hardware and software companies, and niche providers of IT services. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than the Company. In addition, the Company competes with its clients’ internal resources, particularly when these resources represent an existing cost to the client. Competition may impose significant additional pricing pressures on the Company.

The Company believes that the principal competitive factors in the IT services market include breadth of services offered, industry and technology knowledge, expertise, cost competitiveness, quality of service and responsiveness to client needs. A critical component of the Company’s ability to compete in the marketplace is its ability to attract, develop, motivate and retain skilled professionals.

Human Resources

At December 31, 2007, the Company had 106 personnel, of whom 59 were consultants, 8 were recruiting personnel, 15 were sales and marketing personnel, 5 were technical and customer service personnel and 19 were executive, financial and administrative personnel. None of the Company’s employees are represented by a labor union, and the Company has never incurred a work stoppage. In addition to the Company’s 106 personnel, the Company was utilizing the services of 54 independent contractors at December 31, 2007. These independent contractors act as consultants and they are not employees of the Company. There can be no assurance that the services of a sufficient number of consultants and independent contractors will continue to be available to the Company on terms acceptable to the Company or with the qualifications necessary for the Company to efficiently operate and grow its business.

Long-Lived Assets

Substantially, all of the Company’s long-lived assets were located in the United States for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Effective as of January 30, 2007, the Company changed its name from The A Consulting Team, Inc. to Helios & Matheson North America Inc. The name change reflects the Company’s desire to develop long term, mutually beneficial opportunities both in the United States and globally through its association with Helios & Matheson Parent, an information technology services organization with corporate headquarters in Chennai, India and the owner of approximately 52% of the Company’s outstanding common stock. Helios & Matheson Parent has granted the Company a non-exclusive right to use the name ‘‘Helios & Matheson’’ and related trademarks, service names and service marks. Helios & Matheson Parent has the right to terminate the Company’s right to use such name and related trademarks and service marks upon each of the following events: (i) the Company duly and properly effectuates a change of the Company’s corporate name which change is not consented to or approved by Helios & Matheson Parent; (ii) the Company consummates a business combination or merger, pursuant to which the Company is not the surviving corporation, or the Company consummates a sale of all or substantially all of its assets without the consent or approval of Helios & Matheson Parent and (iii) the Company files, or becomes a debtor subject to, a bankruptcy proceeding which proceeding or filing was not commenced by Helios & Matheson Parent or consented to by Helios & Matheson Parent. The Company could be materially adversely affected if Helios & Matheson Parent terminated the Company’s rights to use such name and the related trademarks and service marks as the Company would be forced to change its name, commence marketing under a new name and would not be able to enjoy the benefits of the Company’s marketing efforts under the name Helios & Matheson. The Company is reliant upon Helios & Matheson Parent to protect Helios & Matheson’s trademarks, trade names, service marks and service names.

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

Operating Losses

The Company has incurred operating losses in 2007 and 2005. In the year ended December 31, 2007, the Company had an operating loss of ($1,142,000). In the year ended December 31, 2005, the Company had an operating loss of ($461,000). There is no guarantee that the Company can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow slower than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly the Company could experience operating losses and net losses and the results of operations and financial condition would be materially and adversely affected.

Dependence on Limited Number of Clients

The Company derives a significant portion of its revenues from a relatively limited number of clients primarily located in the New York/New Jersey metropolitan area of the United States. Adverse economic conditions affecting this region could have an adverse effect on the financial condition of its clients located there, which in turn could adversely impact the Company’s business and future growth. For the year ended December 31, 2007, the Company had three customers which accounted for approximately 23%, 18%, and 11% of revenues, respectively. For the year ended December 31, 2006, the Company had four customers which accounted for approximately 21%, 14%, 10%, and 10% of revenues, respectively. For the year ended

December 31, 2005, the Company had three customers which accounted for approximately 21%, 20% and 15% of revenues, respectively. Besides these customers, no other customer represented greater than 10% of the Company’s revenues. In any given year, the Company’s ten most significant customers may vary based upon specific projects for those clients during that year. There can be no assurance that the Company’s significant clients will continue to engage it for additional projects or do so at the same revenue levels. Clients engage the Company on an assignment-by-assignment basis, and a client can generally terminate an assignment at any time without penalties. The loss of any significant customer could have a material adverse effect on the Company’s business, results of operations and financial condition. A failure of the Company to develop relationships with new customers could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Economic Downturn

Spending on IT consulting services is largely discretionary and may decline during economic downturns when the Company’s clients are operating under reduced budgets. A significant portion of the Company’s revenues is derived from sales to customers in the financial services industry. Many of the Company’s major customers in the financial services industry have come under significant pressure as a result of recent developments in the financial markets. The business, operating results and financial condition of the Company may be materially harmed if the downturn in the financial markets persists or worsens and these clients engage the Company for fewer projects or terminate ongoing projects.

Billing Margins

The Company’s ability to maintain billing margins is uncertain. It derives revenues primarily from the hourly billing of consultants’ services and, to a lesser extent, from fixed-price projects. Its most significant cost is project personnel cost, which consists of consultant salaries and benefits as well as costs of subcontractors. Thus, its financial performance is primarily based upon billing margin (billable hourly rate less the consultant’s hourly cost) and personnel utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). The gross margin for the years ended December 31, 2007, 2006 and 2005 remained at approximately the same level despite a decrease in consultant utilization rate (75% in 2007, 88% in 2006 and 89% in 2005), but there can be no assurance that gross margins will not decline if consultant utilization rates continue to decline. There also can be no assurance that the Company’s cost containment and workforce rationalization effects will provide positive results in the future. In addition, during the past three years the Company’s clients have been adverse to increases in any costs of the Company’s services and have employed Vendor Management Organizations as a means of monitoring and controlling these costs which have reduced and may continue to impact the Company’s margins.

Fluctuations in Quarterly Operating Results

The Company’s quarterly results of operations are variable. Variations in revenues and results of operations occur from time to time as a result of a number of factors including the size and significance of client engagements commenced and completed during a quarter, consultant hiring and utilization rates, the timing of corporate expenditures and the number of business days in a quarter. The timing of revenues is difficult to forecast because the sales cycle can be relatively long and may depend on such factors as the size and scope of assignments and general economic conditions. A variation in the number of client assignments or the timing of the initiation or the completion of client assignments, particularly at or near the end of any quarter, can cause significant variations in results of operations from quarter to quarter and can result in losses to it. In addition, the Company’s engagements generally are terminable by the client at any time without penalties. Although the number of consultants can be adjusted to correspond to the number of active projects, the Company must maintain a sufficient number of senior consultants to oversee existing client projects and to assist its sales force in securing new client assignments. An unexpected reduction in the number of assignments could result in excess capacity of consultants and increased selling, general and administrative expenses as a percentage of revenues. The Company has also experienced, and may in the future experience, significant fluctuations in the quarterly results of its software sales as a result of the variable size and timing of individual license transactions, competitive conditions in the industry, changes in customer budgets, and the timing of the introduction of new products or product enhancements. In the event that its results of operations for any period are below the expectation of market analysts and investors, the market price of its shares of common stock could be adversely affected.

Competition

The market for information technology services includes a large number of competitors, is subject to rapid change and is highly competitive. Its primary competitors include participants from a variety of market segments, including the current and former consulting divisions of the ‘‘Big Four’’ accounting firms, interactive advertising agencies, web development companies, systems consulting and implementation firms, application software firms and management consulting firms. Many of these competitors have significantly greater financial, technical and marketing resources and name recognition than the Company. In addition, the Company competes with its clients’ internal resources, particularly when these resources represent a fixed cost to the client. In the future, such competition may impose additional pricing pressures on the Company or could materially and adversely effect the ability of the Company to maintain its existing clients or to develop new clients in a manner which could have a material adverse effect on its business, results of operations and financial condition. There can be no assurance that the Company will compete successfully with its existing competitors or with any new competitors.

Rapid Industry Change

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

Managing Growth

The Company may have difficulty managing future growth. Its expansion is dependent upon, among other things,

•	its ability to identify suitable new geographic markets with sufficient demand for its services;

•	its ability to hire and retain skilled management, consultants (as employees or independent contractors), marketing, customer service and other personnel; and

•	its ability to successfully manage growth, including monitoring operations, controlling costs and maintaining effective quality and service controls.

If the Company’s management is unable to manage growth or new employees or consultants are unable to achieve anticipated performance levels, its business, results of operations and financial condition could be materially adversely affected.

Capital Requirements

The Company may be unable to meet its future capital requirements. The Company has a line of credit up to $1.0 million with Keltic Financial Partners, LP (‘‘Keltic’’) based on the Company’s eligible accounts receivable balances. Net availability at December 31, 2007 was approximately $1.0 million. The Keltic line of credit expires on June 27, 2009. The Company may require additional financing in the future in order to continue to implement its product and services development, marketing and other corporate programs. The Company may not be able to obtain such financing or obtain it on acceptable terms. Without additional financing, the Company may be forced to delay, scale back or eliminate some or all of its product and services development, marketing and other corporate programs. If the Company is able to obtain such financing, the terms may contain restrictive covenants that might negatively affect its shares of common stock, such as limitations on payments of dividends or, in the case of a debt financing, reduced earnings due to interest expenses. Any further issuance of equity securities would likely have a dilutive effect on the holders of its shares of common stock. The Company’s business, operating results and financial condition may be materially harmed if the Company cannot obtain additional financing.

Volatility of Stock Price

The Company’s common stock may be subject to wide fluctuations in price in response to variations in quarterly results of operations and other factors, including acquisitions, technological innovations and general economic or market conditions. In addition, stock markets have experienced extreme price and volume trading volatility in recent years. This volatility has had a substantial effect on the market price of many technology companies that has often been unrelated to the operating performance of those companies. This volatility may adversely affect the market price of its common stock. Additionally, the Company’s stock is infrequently traded on the NASDAQ Capital MarketCM where it is listed, which further increases the stock’s volatility, and there can be no assurance that a trading market for the common stock will be sustained.

Intellectual Property Rights

The Company’s business includes the development of custom software applications in connection with specific client engagements. Ownership of such software is generally assigned to the client. The Company relies upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom the Company license intellectual property. The Company enters into confidentiality agreements with its employees and limits distribution of proprietary information. However, there can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. The Company is subject to the risk of litigation alleging infringement of third-party intellectual property rights. Any such claims could require the Company to spend significant sums in litigation, pay damages, develop non-infringing intellectual property or acquire licenses to the intellectual property which is the subject of the asserted infringement.

Effective as of January 30, 2007, the Company changed its name from The A Consulting Team, Inc. to Helios & Matheson North America Inc. The name change reflects the Company’s desire to develop long term, mutually beneficial opportunities both in the United States and globally through its association with Helios & Matheson Parent, an information technology services organization with corporate headquarters in Chennai, India and the owner of approximately 52% of the Company’s outstanding common stock. Helios & Matheson Parent has granted the Company a non-exclusive right to use the name ‘‘Helios & Matheson’’ and related trademarks, service names and service marks. Helios & Matheson Parent has the right to terminate the Company’s right to use such name and related trademarks and service marks upon each of the following events: (i) the Company duly and properly effectuates a change of the Company’s corporate name which change is not consented to or approved by Helios & Matheson Parent; (ii) the Company consummates a business combination or merger, pursuant to which the Company is not the surviving corporation, or the Company consummates a sale of all or substantially all of its assets without the consent or approval of Helios & Matheson Parent and (iii) the Company files, or becomes a debtor subject to, a bankruptcy proceeding which proceeding or filing was not commenced by Helios & Matheson Parent or consented to by Helios & Matheson Parent. The Company could be materially adversely affected if Helios & Matheson Parent terminated the Company’s rights to use such name and the related trademarks and service marks as the Company would be forced to change its name, commence marketing under a new name and would not be able to enjoy the benefits of the Company’s marketing efforts under the name Helios & Matheson. The Company is reliant upon Helios & Matheson Parent to protect the Helios & Matheson’s trademarks, trade names, service marks and service names.

NASDAQ Controlled Company

Helios & Matheson Parent holds approximately 52% of the voting power of the Company, and the Board of Directors has determined that the Company is a ‘‘controlled company’’ for the purposes of NASDAQ listing requirements. Therefore, the Company is not subject to NASDAQ listing requirements that, among other things, would otherwise require that the Board of Directors have a majority of independent directors and that the compensation of officers and the nomination of directors be determined in accordance with specific rules, generally requiring determinations by committees comprised solely of independent directors or in meetings at which only the independent directors are present. Accordingly, the stockholders of the Company will not have the same protection afforded to stockholders of companies that are subject to all of the NASDAQ governance requirements.

Item 2.    Properties

The Company’s executive office is located at 200 Park Avenue South, New York, New York 10003. The Company’s executive office is approximately 6,000 square feet and is located in a leased facility with a term expiring on July 31, 2012. The Company also leases approximately 7,000 square feet in a facility in Clark, New Jersey. The lease on this facility expires on August 31, 2010. In addition, the Company maintains workstations in Bangalore, India and pays a facilities fee that is based on the number of consultants it engages to work on assignments at the workstations. While the Company does not believe that such workstations are material to the Company’s business, the Company is currently using such facilities without a contract and there can be no assurance that such arrangement will continue under the same terms or at all.

Item 3.    Legal Proceedings

The Company is not involved in any significant legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the year ended December 31, 2007. The Company plans to hold its 2008 Annual Shareholder Meeting in the second quarter of 2008.

item 4.01.    executive officers of registrant

The following section sets forth information as to each executive officer of Helios & Matheson, including his age, present principal occupation, other business experience during the last five years, directorships in other publicly-held companies, and period of service with the Company.

Shmuel BenTov, 53, is the founder of Helios & Matheson and has been the Chairman of the Board and Chief Executive Officer of the Company since its establishment in 1983. Mr. BenTov received a B.S. in Economics and Computer Science in 1979 from the Bar-Ilan University in Israel. From 1979 to 1983, Mr. BenTov was a consultant Database Administrator and then an Account Manager with Spiridellis & Associates. From 1972 to 1979, Mr. BenTov served with the Israeli Defense Forces as a Programmer, Analyst, Project Manager, Database Administrator and Chief Programmer.

Effective with the expiration of his employment agreement on March 31, 2008, Mr. BenTov will retire from the Company and will no longer serve as the Company’s Chairman, Director, Chief Executive Officer and President or in any other capacity with the Company.

Michael Prude, 45, has been the Chief Operating Officer of the Company since June 5, 2006. Mr. Prude has been a full-time employee of Helios & Matheson since 1993 and prior to his promotion to Chief Operating Officer, he held various positions within the Company, the last of which was as Chief Technology Officer, pursuant to which he had responsibilities for sales, recruiting and project delivery. Mr. Prude has over 20 years of experience providing business technology solutions to Fortune 1,000 clients. He began his career managing development projects for Long Island Trust Co. and has delivered technology solutions for numerous financial services organizations such as Citibank and Barclays. Prior to joining Helios & Matheson, Mr. Prude formed his own consulting company which provided services to organizations such as Chase Manhattan Bank, First Boston, Manufacturers Hanover Trust and CCH Legal.

Salvatore M. Quadrino, 61, has been the Chief Financial Officer of the Company since May 1, 2006 and Secretary since April 26, 2006. From January 2004 through May 1, 2006, Mr. Quadrino served as an independent consultant providing Finance and Accounting solutions to clients as either interim chief financial officer or project manager. From 2002 to 2004, Mr. Quadrino served as Chief Financial Officer for Con Edison Communications, Inc. From 2000 to 2001 Mr. Quadrino served as the Chief Financial Officer for Submit Order Inc. Prior to 2000, Mr. Quadrino served as Chief Financial Officer for Medical Logistics Inc., COVISTA Communications Inc. and Erols Internet, Inc. From 1990 to 1996, Mr. Quadrino was employed by Suburban Propane Partners LP, initially as Chief Financial Officer, then as President and Chief Executive Officer. In the role of President and Chief Executive Officer, Mr. Quadrino led Suburban Propane in its successful initial public offering and listing on the New York Stock Exchange. Mr. Quadrino is a Certified Public Accountant.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

Price Range of Common Stock

The Company’s common stock is currently listed on The NASDAQ Capital MarketCM under the symbol ‘‘HMNA.’’ The Company completed an initial public offering of its common stock on August 8, 1997 and was listed on The NASDAQ National Market. In August 2002, the Company’s common stock transitioned to The NASDAQ Capital MarketCM.

The following table sets forth the quarterly range of high and low sale prices of the Company’s common stock since January 1, 2006 as reported by NASDAQ:

2006	High	Low
First Quarter	$5.23	$3.79
Second Quarter	6.92	3.60
Third Quarter	4.84	3.50
Fourth Quarter	5.00	2.78

2007	High	Low
First Quarter	$4.17	$2.75
Second Quarter	5.09	3.85
Third Quarter	5.38	2.47
Fourth Quarter	3.45	1.72

Performance Graph

The following graph depicts the performance of $100 invested on March 31, 2003 in the Company’s common stock with (i) a Peer Index of selected Information Technology and e-Services companies and (ii) the Nasdaq® Major Market Computer and Data Processing Services Index. The comparison assumes reinvestment of all dividends on a quarterly basis for the years ended December 31, 2003, 2004, 2005, 2006 and 2007. Shareholder returns over the indicated periods should not be considered indicative of future shareholder returns.

Dividends

The Company has not paid any cash dividends on its common stock and does not anticipate declaring any dividends in 2008.

The Company is prohibited from paying dividends on its stock under the Restated and Amended Loan and Security Agreement dated June 27, 2007 between the Company and Keltic for so long as the Company has any obligations to Keltic under such agreement.

Holders

There were approximately 19 holders of record of the Company’s common stock as of March 18, 2008. The Company believes that the number of beneficial shareholders exceeds 400.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

This information is incorporated by reference to the Company’s 10-K/A, which will be filed with the SEC on or before April 30, 2008.

Item 6.	Selected Financial Data

The following table contains certain financial and operating data and is qualified by the more detailed Consolidated Financial Statements and Notes thereto included herein. The selected financial data in the table is derived from the Company’s Consolidated Financial Statements and Notes thereto, which includes financial data from its wholly owned subsidiary, International Object Technology, Inc. (‘‘IOT’’) (a privately owned, professional services firm that provided data management and business intelligence solutions, technology consulting and project management services) from the date of acquisition on July 19, 2002 and from HMGS from the date of acquisition on September 30, 2005. The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included herein.

Selected Financial Data
(in thousands, except number of shares and per share data)

	Year Ended December 31,
	2007	2006		2005		2004	2003
Statement of Operations Data:
Revenues	$20,830	$24,940		$26,432		$25,035	$21,646
(Loss)/income from operations	(1,142)	900	(3)	(461	)(2)	1,360	(42)
Net (loss)/income	(838)	852		(484)		1,237	(123)
Net (loss)/income per share
Basic	$(0.35)	$0.36		$(0.22)		$0.57	$(0.07	)(1)
Diluted	$(0.35)	$0.35		$(0.22)		$0.53	$(0.07	)(1)
Weighted average shares used in per share calculation – basic	2,391,452	2,380,699		2,285,874		2,110,072	2,098,810	(1)
Weighted average shares used in per share calculation – diluted	2,391,452	2,404,946		2,285,874		2,312,021	2,098,810	(1)
Balance Sheet Data
Total assets	$8,505	$9,789		$8,493		$8,650	$7,374
Long-term liabilities	—	—		—		13	231
Shareholders’ equity	6,520	7,209		6,205		6,423	5,193
Number of shares outstanding at year end	2,396,707	2,382,801		2,361,333		2,122,647	2,107,967	(1)

(1)	All share and per share amounts have been restated to reflect the one for four reverse stock split of the Company’s common stock, which occurred on January 7, 2004.
(2)	Includes $1.2 million in pretax costs associated with the terminated transaction with Vanguard Info-Solution Corporation for the year ended December 31, 2005.
(3)	Includes net proceeds received by the Company in connection with the release of claims relating to the terminated transaction with Vanguard Info-Solution Corporation of $881,000 in the second quarter of 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company’s common stock is currently listed on The NASDAQ Capital MarketCM under the symbol ‘‘HMNA’’. Prior to January 30, 2007, the Company’s name was The A Consulting Team, Inc.

Helios & Matheson provides a wide range of high quality, software and consulting solutions, through an integrated suite of market driven Service Lines in the areas of Application Value Management, Application Development and Integration, Independent Validation, Infrastructure, Information Management and IT Advisory Services for Fortune 1000 companies and other large organizations. These services account for over 90% of the Company’s revenues. The Company’s solutions are based on an understanding of each client’s enterprise model. The Company’s accumulated knowledge may be applied to new projects such as planning, designing and implementing enterprise-wide information systems, database management services, performance optimization, migrations and conversions, strategic sourcing, outsourcing and systems integration.

Helios & Matheson delivers its IT solutions through Solution Teams composed of Client Partners, Solution Partners, Project Managers, and Technical Specialists. These professionals possess the industry experience, project management skills and technical expertise to identify and effectively address a particular client’s needs in relation to its business objectives. Helios & Matheson’s focus on providing highly qualified IT professionals allows the Company to identify additional areas of the client’s business which could benefit from the Company’s IT solutions, thereby facilitating the cross-marketing of multiple Company services. The Company keeps its Solution Teams at the forefront of emerging technologies and business trends through close interaction with Helios & Matheson research personnel who identify innovative IT trends, tools and technologies and market driven solutions. As a result, management believes that Helios & Matheson Solution Teams are prepared to anticipate client needs, develop appropriate strategies and deliver comprehensive IT services, thereby allowing the Company to deliver the highest quality IT services in a timely fashion.

Helios & Matheson markets and distributes a number of software products developed by independent software developers. The Company believes its relationships with over 60 software clients throughout the country provide opportunities for the delivery of additional Company consulting and training services. The software products offered by Helios & Matheson are developed in the United States, England and Finland and marketed primarily through trade shows, direct mail, telemarketing, client presentations and referrals. Revenue from the sale of software is ancillary to the Company’s total revenues, but in the future the Company hopes to use such sales as a means of introducing itself to potential clients.

The Company is dedicated to providing cost efficient competitive services to its clients through its Flexible Delivery Model which allows for dynamically configurable Onsite, Onshore or Offshore service delivery based on the needs of the clients. This capability is made possible by the Company’s investment in HMGS, the Company’s subsidiary operating in Bangalore, India. The Company’s ability to blend more offshore work into its pricing should allow it to be more price competitive.

Rapid technological advances and the wide acceptance and use of the Internet as a driving force in commerce, accelerated the growth of the IT industry. These advances, including more powerful and less expensive computer technology, fueled the transition from predominantly centralized mainframe computer systems to open and distributed computing environments and the advent of capabilities such as relational databases, imaging, software development productivity tools, and web-enabled software. These advances expand the benefits that users can derive from computer-based information systems and improve the price-to-performance ratios of such systems. As a result, an increasing number of companies are employing IT in new ways, often to gain competitive advantages in the marketplace, and IT services have become an essential component of many company’s long-term growth strategies. The same advances that have enhanced the benefits of computer systems rendered the development and implementation of such systems increasingly complex, popularizing the outsourcing of IT development and services to third party IT service providers like the Company. Many companies outsource such work because their internal personnel lack the qualifications for certain projects or they have an insufficient number of internal staff to address all of the projects being undertaken. Outsourcing also enables companies to realize cost efficiencies through reduced personnel costs. Accordingly, organizations turn to external IT services organizations such as Helios & Matheson to develop, support and enhance their internal IT systems. Beginning in 2006 and continuing through the fourth quarter of 2007, the Company continued to expand its sales and recruiting resources in its effort to increase its revenues in both the short and long-term, but the Company was unsuccessful in increasing revenue in 2007. Beginning in 2006 and continuing through 2007, the Company experienced a delay in the start of projects from existing customers and extended lead times in closing new projects, both of which continued to impact revenue growth through the fourth quarter of 2007. As compared to 2006, consulting revenues continued to decline through the fourth quarter of 2007 primarily due to the termination of a number of assignments that were not replaced.

For the three and twelve months ending December 31, 2007, approximately 57% and 59% respectively, of the Company’s consulting services revenues were generated from the hourly billing of its consultants’ services to its clients under time and materials engagements, with the remainder generated under fixed-price engagements. The Company has established standard-billing guidelines for consulting services based on the types of services offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a semi-monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.

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

The Company’s most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company’s operating performance is primarily based upon billing margins (billable hourly rate less the consultant’s hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). Despite a continued decline in consulting revenue and consultant utilization since 2005, the Company has sustained a relatively constant gross margin. For the twelve months ended December 31, 2005, 2006, and 2007, gross margin was 29.5%, 29.2% and 29.5%, respectively. The relatively constant gross margin was maintained primarily due to lower consultant costs as well as a change in the mix of time and material work compared to higher margin fixed price projects. Large portions of the Company’s engagements are on a time and materials basis. While most of the Company’s engagements allow for periodic price adjustments to address, among other things, increases in consultant costs, to date clients have been adverse to accepting cost increases. In addition, an increasing number of the Company’s clients are outsourcing the management of their time and material engagements to external Vendor Management Organizations (‘‘VMO’s’’) who are responsible for monitoring the costs of external service providers. The Company has been challenged with absorbing the costs associated with the VMO’s.

Helios & Matheson actively manages its personnel utilization rates by monitoring project requirements and timetables. Helios & Matheson’s utilization rate for the three and twelve months ending December 31, 2007, was approximately 79% and 75%, respectively as compared to 87% and 88% for the three and twelve months ending December 31, 2006, respectively. The decrease in employee utilization is consistent with the completion of a number of projects during the first half of 2007 that have not been replaced. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in Helios & Matheson’s training programs in order to expand their technical skill sets. The Company carefully monitors consultants that are not utilized. While the Company has established guidelines for the amount of non-billing time that it allows before a consultant is terminated, actual terminations vary as circumstances warrant.

On July 19, 2002, the Company acquired all of the common stock of IOT. The purchase price of the acquisition exceeded the fair market value of the net assets acquired, resulting in the recording of goodwill currently stated at $1,140,964 on the balance sheet. IOT provided data management and business intelligence solutions, technology consulting and project management services. During the first quarter of 2006, IOT’s operations were fully integrated into Helios & Matheson.

On April 11, 2005, the Company completed an investment in HMGS, an offshore joint venture, in the amount of $250,000, which represented approximately a 68% ownership. A minority partner invested $100,000 for the remaining 32% ownership. From April 11, 2005 to September 2005, the Company recorded its proportionate ownership share of the results of HMGS. In September 2005, the Company increased its ownership to 100% by purchasing the minority partners investment for $100,000. From September 2005 to December 31, 2007, the Company has consolidated the results of HMGS in its financial statements.

On January 21, 2005, the Company entered into a Share Exchange Agreement (the ‘‘Share Exchange Agreement’’) with Vanguard, a New Jersey corporation, the Vanguard shareholders and the authorized representative of the Vanguard shareholders named therein providing for an exchange of 7,312,796 shares of the Company’s common stock for all of the issued and outstanding shares of capital stock of Vanguard (the ‘‘Share Exchange’’). Additionally, on January 21, 2005, the Company entered into a Stock Purchase Agreement (the ‘‘Stock Purchase Agreement’’) with Oak Finance Investments Limited (‘‘Oak’’), a British Virgin Islands company, providing for the sale of between 625,000 and 1,250,000 shares of the Company’s common stock to Oak at a cash purchase price of $8.00 per share (the ‘‘Share Issuance’’). The Company’s Chairman, Chief Executive Officer and President, Mr. Shmuel BenTov had also entered into an agreement under which he agreed to sell all of his shares of Company capital stock to Oak in a separate transaction at $10.25 per share. On August 4, 2005, the Company terminated the Share Exchange Agreement with Vanguard and its shareholders and the Stock Purchase Agreement with Oak, pursuant to the terms of each agreement. During the twelve months ended December 31, 2005, the Company incurred approximately $1.2 million of expenses related to the Vanguard transaction.

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

Stock Based Compensation

Effective January 1, 2006, the Company adopted the modified prospective application method whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date of Statement 123(R) will be recognized over the remaining service period. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123(R) and recognized as compensation cost over the applicable service period of each award.

Results of Operations

The following table sets forth the percentage of revenues of certain items included in the Company’s Statements of Operations:

	Year Ended December 31,
	2007	2006	2005
Revenues	100.0%	100.0%	100.0%
Cost of revenues	70.5%	70.8%	70.5%
Gross profit	29.5%	29.2%	29.5%
Operating expenses	35.0%	25.5%	31.3%
(Loss)/Income from operations	(5.5)%	3.6%	(1.8)%
Net (loss)/income	(4.0)%	3.4%	(1.8)%

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

Revenues.    Revenues of the Company decreased by $4.1 million or 16.5% from $24.9 million for the twelve months ended December 31, 2006 to $20.8 million for the twelve months ended December 31, 2007. The decrease is primarily attributable to a decline in consulting revenue due to extended lead times in replacing completed projects.

Gross Profit.    The resulting gross profit for the twelve months ended December 31, 2007 was $6.1 million, a decrease of $1.1 million or 15.5% from the 2006 comparable period amount of $7.3 million. As a percentage of total revenue, gross margin for the twelve months ended December 31, 2007 was 29.5%, relatively unchanged from the 2006 level of 29.2%.

Operating Expenses.    Operating expenses are comprised of Selling, General and Administrative (‘‘SG&A’’) expenses, and depreciation and amortization. SG&A expenses increased by $881,000, or 14.2% from $6.2 million for the twelve months ended December 31, 2006 to $7.1 million for the twelve months ended December 31, 2007. SG&A for the twelve months ended December 31, 2006 was reduced by $881,000 of net settlement proceeds received in connection with the release of claims related to the terminated Vanguard transaction. Excluding the Vanguard settlement proceeds, SG&A remained unchanged at $7.1 million for the twelve months ended December 31, 2007 as cost reduction initiatives offset inflationary increases and increases in selling expenses. Depreciation and amortization expenses increased $36,000, from $151,000 for the twelve months ended December 31, 2006 to $188,000 for the twelve months ended December 31, 2007 primarily as a result of upgrades to systems and servers.

Taxes.    Taxes decreased $264,000 from $117,000 for the twelve months ended December 31, 2006 to ($147,000) for the twelve months ended December 31, 2007. The Company recorded tax benefits of $76,000 and $86,000 for federal net operating loss carrybacks and provision to return adjustments from the filing of state and federal tax returns, respectively, which was partially offset by $15,000 for minimum state taxes. In addition, deferred taxes were not impacted by the pre-tax income since such amounts are fully reserved as of December 31, 2007 and 2006, respectively.

Net (Loss)/Income.    As a result of the above, the Company had a net loss of ($838,000) or ($0.35) per basic and diluted share for the twelve months ended December 31, 2007 compared to net income of $852,000 or $0.36 per basic and $0.35 per diluted share for the twelve months ended December 31, 2006.

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

Revenues.    Revenues of the Company decreased by $1.5 million or 5.6% from $26.4 million for the twelve months ended December 31, 2005 to $24.9 million for the twelve months ended December 31, 2006. The decrease was primarily attributable to a decrease in project revenue associated with the timing of replacing a number of long term projects that were completed in the fourth quarter of 2005.

Gross Profit.    The resulting gross profit for the twelve months ended December 31, 2006 decreased by $529,000 or 6.8% from $7.8 million for the twelve months ended December 31, 2005 to $7.3 million for the twelve months ended December 31, 2006. As a percentage of total revenue, gross margin for the twelve months ended December 31, 2006 remained relatively unchanged at 29.2%.

Operating Expenses.    Operating expenses are comprised of Selling, General and Administrative (‘‘SG&A’’) expenses and depreciation and amortization. SG&A expenses decreased by $1.8 million, or 22.8% from $8.1 million for the twelve months ended December 31, 2005 to $6.2 million for the twelve months ended December 31, 2006. SG&A expenses for the twelve months ended December 31, 2006 included an offset of $881,000 of net proceeds received in connection with the release of claims relating to the terminated Vanguard transaction while SG&A expenses for the twelve months ended December 31, 2005 included $1.2 million in pretax costs associated with the transaction. Excluding the proceeds received in 2006 and the costs incurred in 2005 in connection with the terminated transaction, SG&A expenses increased by $205,000 or 3% from $6.9 million for the twelve months ended December 31, 2005 to $7.3 million for the twelve months ended December 31, 2006 primarily as a result of an increase in other professional fees. Depreciation and amortization decreased by $52,000.

Taxes.    Taxes increased $101,000 from $16,000 for the twelve months ended December 31, 2005 to $117,000 for the twelve months ended December 31, 2006. The increase was primarily due to higher state minimum taxes during 2006 as well as federal income tax expense of $102,000 in 2006. Income taxes were significantly less than the statutory rate due to the utilization of a portion of the Company’s net loss carry-forward. The full utilization of the Company’s federal net operating loss carry-forward against pre-tax income is limited in periods subsequent to Helios & Matheson Parent acquiring 52% of the outstanding voting stock of the Company. In addition, deferred taxes were not impacted by the pre-tax income since such amounts are fully reserved as of December 31, 2006 and 2005, respectively.

Net Income/(Loss).    As a result of the above, the Company had net income of $852,000 or $0.36 per basic and $0.35 per diluted share for the twelve months ended December 31, 2006 compared to a net loss of ($484,000) or ($0.22) per basic and diluted share for the twelve months ended December 31, 2005.

Liquidity and Capital Resources

The Company has entered into a Restated and Amended Loan and Security Agreement (‘‘the Loan Agreement’’) with Keltic which is effective as of June 27, 2007 and expires June 27, 2009. Under the Loan Agreement, the Company has a line of credit up to $1.0 million based on the Company’s eligible accounts receivable balances at an interest rate that varies based on the extent of usage in any given calendar year from a minimum of prime to a maximum of prime plus 0.75% assuming no event of default under the Loan Agreement. Availability at December 31, 2007, was $1.0 million. The Loan Agreement has certain financial covenants that shall apply only if the Company has any outstanding obligations to Keltic including borrowing under the facility. The Company had no outstanding balance at December 31, 2007, under the Loan Agreement, or at December 31, 2006, under the Company’s prior loan agreement with Keltic.

The Company acquired a 51% ownership interest in T3 Media as a result of several investments in 1998 and 1999. Due to deterioration in performance and market conditions for T3 Media’s services, the operations of T3 Media ceased in the second quarter of 2001. T3 Media had entered into a series of capital lease obligations, which the Company had guaranteed, to finance its expansion plans, covering leasehold improvements, furniture and computer-related equipment. At December 31, 2006, the balance outstanding under such leases was $291,000 and was included in accounts payable and accrued expenses on the balance sheet. In 2007, the Company decided to reduce this liability ratably over the year, consistent with the decrease in exposure that diminished over time. In the third quarter of 2007, the Company settled one of the lease obligations for approximately $77,000 and adjusted its amortization schedule accordingly so that the balance at December 31, 2007 was zero.

The Company’s cash balances were approximately $3.1 million at December 31, 2007 and $3.8 million at December 31, 2006. Net cash used in operating activities for the twelve months ended December 31, 2007 was approximately $722,000 compared to net cash provided by operating activities of approximately $1.8 million (which included $881,000 of net proceeds received in connection with the release of claims relating to the terminated Vanguard transaction) for the twelve months ended December 31, 2006 and net cash used in operating activities of $142,000 for the twelve months ended December 31, 2005 (which included $1.2 million of Vanguard transaction related costs). Excluding the $881,000 of net settlement proceeds and the $1.2 million of costs associated with the terminated Vanguard transaction, net cash provided by operating activities for the twelve months ended December 31, 2006 and 2005 was $902,000 and $1.0 million, respectively.

The Company’s accounts receivable, less allowance for doubtful accounts, at December 31, 2007 and December 31, 2006 were $3.5 million and $4.0 million, respectively, representing 60 and 48 days of sales outstanding, respectively. The accounts receivable at December 31, 2007 and 2006 included $33,000 and $316,000 of unbilled revenue respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.

For the twelve months ended December 31, 2007, the Company had revenues from three customers, which represented 23%, 18%, and 11% of revenues. For the twelve months ended December 31, 2006, the Company had revenues from four customers, which represented 21%, 14%, 10% and 10% of revenues, respectively. No other customer represented greater than 10% of the Company’s revenues for such periods.

The Company had a minority investment in Methoda Computer Ltd. (‘‘Methoda’’), a methodology provider and knowledgebase for IT management and software engineering based in Israel. As of December 31, 2006, this investment had a carrying value on the Company’s books of $87,000. Repeated attempts by the Company to obtain current financial and operational information relating to this investment had been unsuccessful. During the first quarter of 2007, the Company wrote off its investment in Methoda in the amount of $87,000. This amount is reflected in SG&A.

Net cash used in investing activities was approximately $73,000, $128,000 and $93,000, for the twelve months ended December 31, 2007, 2006 and 2005 respectively. In each of the three years, this included additions to property and equipment of $73,000, $128,000, and $93,000 respectively, consisting primarily of upgrades to systems and servers.

On July 19, 2002, the Company consummated the acquisition of all of the issued and outstanding capital stock of IOT, a New Jersey corporation, pursuant to a Stock Purchase Agreement dated as of June 28, 2002 among Helios & Matheson, IOT and the holders of all of the issued and outstanding capital stock of IOT (the ‘‘IOT Shareholders’’). The consideration paid by Helios & Matheson for the acquisition of IOT was determined through arms-length negotiation by the management of Helios & Matheson and a majority of the IOT Shareholders. The acquisition was accounted for under the purchase method of accounting for business combinations and the operations of IOT has been included from the date of acquisition. The purchase price of the acquisition exceeded the fair market value of the net assets acquired, resulting in the recording of goodwill currently stated at $1,140,964 on the balance sheet. The three majority shareholders of IOT received employment agreements for a three-year period at an annual salary of $160,000 per year each. The Company completed the amortization of these contracts during 2005. The Company recorded revenue attributable to the IOT acquisition in the amount of $2,771,000 for the year ended December 31, 2005. During the first quarter of 2006, IOT’s operations were fully integrated into the Company.

Net cash provided by financing activities was approximately $26,000 and $30,000 for the twelve months ended December 31, 2007 and 2006, respectively and net cash used in financing activities was approximately $98,000 for the twelve months ended December 31, 2005.

In management’s opinion, cash flows from operations and borrowing capacity combined with cash on hand will provide adequate flexibility for funding the Company’s working capital obligations for the next twelve months.

For the twelve months ended December 31, 2007, 13,906 shares of common stock were issued pursuant to the exercise of options issued under the Company’s stock option plan. For the twelve months ended December 31, 2006 and 2005, 21,468 and 56,032 shares of common stock were issued pursuant to the exercise of options issued under the Company’s stock option plan. No other shares of common stock were issued pursuant to the exercise of options issued under the Company’s stock option plan.

The Company had operating losses during the twelve months ended December 31, 2007 and 2005 of ($1.1 million) and ($461,000), respectively, and net losses of ($838,000) and ($484,000), respectively. The

Company had operating income for the twelve months ended December 31, 2006 of $900,000 and net income of $852,000. There is no guarantee that the Company can achieve profitability on a quarterly or annual basis in the future.

Off-Balance Sheet Arrangements

The Company did not have any ‘‘Off Balance Sheet Arrangements’’ during the twelve months ended December 31, 2007, 2006, and 2005, respectively.

Contractual Obligations

The Company has the following contractual obligations as of December 31, 2007:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Long Term Obligations
Employment Contracts(1)	505,500	387,000	118,500	—	—
Operating Leases
Rent(2)	1,656,240	416,797	789,406	450,037	—
Total	$2,161,740	$803,797	$907,906	$450,037	$—

(1)	The Company has employment agreements with its three named Executive Officers. The agreement with Mr. BenTov, the Company’s President and CEO and Mr. Quadrino, the Company’s CFO, expire on March 31, 2008 and April 30, 2008, respectively, unless extended. Mr. BenTov has indicated he will no longer serve as the Company’s President and CEO effective with the expiration of his agreement. The employment agreement with Mr. Prude, the Company’s COO is effective July 1, 2007 and has a term of two years.
(2)	The Company has a New York facility with a lease term expiring July 31, 2012 and a New Jersey facility with a lease term expiring August 31, 2010.

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

None.

Item 9A(T).    CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-K are certifications of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the

Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). This ‘‘Controls and Procedures’’ section includes information concerning the controls and controls evaluation referred to in the certifications.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our ‘‘disclosure controls and procedures’’ (‘‘Disclosure Controls’’) as of the end of the period covered by this Form 10-K. The Disclosure Controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report, which is set forth below.

The evaluation of our Disclosure Controls included a review of the Disclosure Controls’ objectives and design, the Company’s implementation of the Disclosure Controls, and their effect on the information generated for use in this Form 10-K. In the course of the Disclosure Controls evaluation, we reviewed identified data errors, control problems, or acts of fraud, and sought to confirm that appropriate corrective actions including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the Disclosure Controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by other personnel in our Internal Finance department. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Based on the Disclosure Controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Form 10-K, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and that material information related to Helios & Matheson and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statement for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of December 31, 2007, the end of our fiscal year. Management based its assessment on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by both an external independent third party serving as our internal audit organization and our internal finance department.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors. In addition, on a quarterly basis we evaluate any changes to our internal control over financial reporting to determine if material changes occurred.

This Annual Report does not include an attestation report of Mercadien P.C., Certified Public Accountants, the Company’s registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include faulty judgments and breakdowns due to simple error or mistake. Controls can also be circumvented by individuals, by collusion, or by management override (whether such action is intentional or unintentional). The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Therefore, any current evaluation of controls can not and should not be projected to future periods.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during our fourth fiscal quarter of 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

On March 23, 2006, the Board adopted and approved amendments to the Company’s Amended and Restated 1997 Stock Option and Award Plan (the ‘‘Plan’’) to eliminate Section 9.1.1 of the Plan, which granted to each new non-employee director who first becomes a non-employee director after the effective date of the Plan, an option to purchase 250 shares of the Company’s common stock (the ‘‘Shares’’), and Section 9.1.2 of the Plan, which granted each non-employee director who was re-elected as a non-employee director of the Company, an option to purchase 250 Shares upon re-election.

Also, on March 23, 2007, the Board approved an increase in non-employee Directors’ compensation from $3,000 per quarter to $6,000 per quarter, effective as of the first quarter of 2007.

The Company has agreed to indemnify each Director to the fullest extent permitted under and in accordance with the laws of the State of New York. Since 2003 the Company has entered into Indemnification Agreements with its Directors. The Company has agreed to enter into its standard indemnification agreement with each Director appointed or elected in 2007. The Directors appointed or elected in 2007 are as follows: Rabin K. Dhoble, Shankar N. Ram, Daniel L. Thomas, Shri S. Jambunathan,

Divya Ramachandran, and Kishan Grama Ananthram. The form of such Indemnification Agreement, as noted in Exhibit 10.7 to this 10-K, is incorporated by reference to Exhibit 10.10 to the Form 10-Q for the period ended September 30, 2003 as filed with the SEC on November 11, 2003.

Helios & Matheson Parent, on March 26, 2007, granted the Company a non-exclusive right to use the name ‘‘Helios & Matheson’’ and related trademarks, service names and service marks. Helios & Matheson Parent has the right to terminate the Company’s right to use such name and related trademarks and service marks upon each of the following events: (i) the Company duly and properly effectuates a change of the Company’s corporate name which change is not consented to or approved by Helios & Matheson Parent; (ii) the Company consummates a business combination or merger, pursuant to which the Company is not the surviving corporation, or the Company consummates a sale of all or substantially all of its assets without the consent or approval of Helios & Matheson Parent and (iii) the Company files, or becomes a debtor subject to, a bankruptcy proceeding which proceeding or filing was not commenced by Helios & Matheson Parent or consented to by Helios & Matheson Parent.

PART III

Item 10.    Directors, Executive Officers and corporate governance

The information concerning executive officers required by this item is contained in Item 4.01 entitled ‘‘Executive Officers of the Registrant’’, in Part I hereof. The information concerning compliance with Section 16(a) of the Exchange Act and the Company’s Code of Ethics is set forth below in this Item 10. All other information required by this item is incorporated by reference to the Company’s 10-K/A, which will be filed with the SEC on or before April 30, 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and certain beneficial owners of the Company’s equity securities (the ‘‘Section 16 Reporting Persons’’) to file with the SEC reports regarding their ownership and changes in ownership of the Company’s equity securities. The Company believes that, during the fiscal year 2007, its Section 16 Reporting Persons complied with all Section 16(a) filing requirements.

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

Item 11.    Executive Compensation.

The information required by this item is incorporated by reference to the Company’s 10-K/A, which will be filed with the SEC on or before April 30, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is incorporated by reference to the Company’s 10-K/A, which will be filed with the SEC on or before April 30, 2008.

Item 13.    Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to the Company’s 10-K/A, which will be filed with the SEC on or before April 30, 2008.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to the Company’s 10-K/A, which will be filed with the SEC on or before April 30, 2008.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) and (2) The response to this portion of Item 15 is submitted as a separate section of this report at F-1.

(a)(3) Listing of Exhibits

Exhibit Number		Description of Exhibits
3.1		Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Form 10-Q for the period ended June 30, 2001, as previously filed with the SEC on August 10, 2001.
3	.2.1	Certificate of Amendment of the Certificate of Incorporation of the Registrant dated August 8, 2002, incorporated by reference to Exhibit 3.2 to the Form 10-Q for the period ended June 30, 2001, as previously filed with the SEC on August 14, 2002.
3	.2.2	Certificate of Amendment of the Certificate of Incorporation of the Registrant dated November 12, 2002, incorporated by reference to Exhibit 3.2.2 to the Form 10-Q for the period ended September 30, 2002, as previously filed with the SEC on November 14, 2002.
3	.2.3	Certificate of Amendment of the Certificate of Incorporation of the Registrant dated January 5, 2004, incorporated by reference to exhibit 3.2.3 to the Form 8-K dated January 8, 2004, as previously filed with the SEC on January 8, 2004.
3	.2.4	Certificate of Amendment of the Certificate of Incorporation of the Registrant dated January 30, 2007, incorporated by reference to Exhibit 3.2.4 to the Form 10-K for the period ended December 31, 2006, as previously filed with the SEC on March 29, 2007.
3.3		Second Amended and Restated By-Laws of the Registrant dated June 20, 2007, incorporated by reference to Exhibit 3.3 on Form 8-K, as previously filed with the SEC on June 22, 2007.
4.1		Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Form 10-K for the period ended December 31, 2006, as previously filed with the SEC on March 29, 2007.
10	.1.1	Amended and Restated 1997 Stock Option and Reward Plan, incorporated by reference to Annex J to the Company’s Definitive Proxy Statement, as previously filed with the SEC on June 27, 2005.
10	.1.2	Amendment No. 1 to the Registrant’s Amended and Restated 1997 Stock Option and Award Plan, incorporated by reference to Exhibit 10.2 on Form 8-K, as previously filed with the SEC on June 9, 2006.
10	.1.3	Amendment No. 2 to the Registrant’s Amended and Restated 1997 Stock Option and Award Plan, incorporated by reference to Exhibit 10.1.3 to the Form 10-K for the period ended December 31, 2006, as previously filed with the SEC on March 29, 2007.
10	.1.4	Form of Restricted Stock Award Grant and Notice Agreement between the Registrant and each of its Non-Employee Directors, incorporated by reference to Exhibit 10.9 to the Form 10-Q for the nine months ended September 30, 2005, as previously filed with the SEC on November 14, 2005.
10	.1.5	Form of Non-Qualified Stock Option Agreement between the Registrant and each of its Non-Employee Directors incorporated by reference to Exhibit 10.10 to the Form 10-Q for the nine months ended September 30, 2005, as previously filed with the SEC on November 14, 2005.

Exhibit Number		Description of Exhibits
10.2		Restated and Amended Loan and Security Agreement between the Registrant and Keltic Financial Partners, LP dated September 27, 2007.
10.3		Employment Agreement, dated December 1, 2005, between the Registrant and Shmuel BenTov, incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 12, 2005, as previously filed with the SEC on December 15, 2005.
10	.3.1	Letter Agreement by and between the Registrant and Shmuel BenTov dated May 1, 2006, incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, as previously filed with the SEC on May 1, 2006.
10.4		Form of S Corporation Termination, Tax Allocation and Indemnification Agreement, incorporated by reference to Exhibit 10.4 to the Registration Statement on Form SB-2, as previously filed with the SEC on August 6, 1997.
10.5		Letter of Undertaking from the Registrant and Shmuel BenTov, incorporated by reference to Exhibit 10.9 to the Registration Statement on Form SB-2, as previously filed with the SEC on July 23, 1997.
10.6		Shmuel BenTov Letter Commitment, dated March 29, 2001, incorporated by reference to Exhibit 10.10 to the Form 10-K for the fiscal year ended December 31, 2000, as previously filed with the SEC on April 2, 2001.
10.7		Form of Indemnification Agreement between the Registrant and certain of its Directors and its Chief Executive Officer, incorporated by reference to Exhibit 10.12 to the Form 10-Q for the period ended September 30, 2003 as previously filed with the SEC on November 11, 2003.
10.8		Employment Agreement, dated as of May 1 2006, between the Registrant and Salvatore M. Quadrino, incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, as previously filed with the SEC on May 1, 2006.
10.9		Form of Release and Covenant Not to Sue entered into by the Registrant releasing certain parties, incorporated by reference to Exhibit 10.1 on Form 8-K, as previously filed with the SEC on June 2, 2006.
10.10		Form of Release and Covenant Not to Sue entered into by the certain parties releasing the Registrant, incorporated by reference to Exhibit 10.2 on Form 8-K, as previously filed with the SEC on June 2, 2006.
10.11		Employment Agreement, dated as of July 1, 2007, by and between the Registrant and Michael Prude, incorporated by reference to Exhibit 5.02 on Form 10-Q, as previously filed with the SEC on August 10, 2007.
10.12		Professional Services Agreement by and between the Registrant and IonIdea, Inc., dated as of January 29, 2007, incorporated by reference to Exhibit 10.12 to the Form 10-K for the period ended December 31, 2006, as previously filed with the SEC on March 29, 2007.
10.13		Key-Person Life Insurance Premium Sharing Agreement effective as of July 1, 2006 by and among the Registrant, Helios & Matheson Parent and Mr. Shmuel BenTov, incorporated by reference to Exhibit 10.1 on Form 8-K, as previously filed with the SEC on June 30, 2006.
10.14		Letter from Helios & Matheson Information Technology Ltd. dated March 26, 2007, incorporated by reference to Exhibit 10.14 to the Form 10-K for the period ended December 31, 2006, as previously filed with the SEC on March 29, 2007.
23.2		Consent of Mercadien, P.C., Certified Public Accountants.

Exhibit Number	Description of Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIOS & MATHESON NORTH AMERICA INC.
By:	/s/ Shmuel BenTov
Shmuel BenTov,
Chief Executive Officer
Date: March 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shmuel BenTov	Chief Executive Officer (Principal Executive Officer) and Director	March 25, 2008

Shmuel BenTov

/s/ Salvatore M. Quadrino	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2008

Salvatore M. Quadrino

/s/ Rabin Dhoble	Director	March 25, 2008

Rabin Dhoble

/s/ Daniel L. Thomas	Director	March 25, 2008

Daniel L. Thomas

/s/ Shri S. Jambunathan	Director	March 25, 2008

Shri S. Jambunathan

/s/ Divya Ramachandran	Director	March 25, 2008

Divya Ramachandran

/s/ Kishan Grama Ananthram	Director	March 25, 2008

Kishan Grama Ananthram

ITEM 15(a) (1) and (2)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Helios & Matheson North America Inc.

We have audited the accompanying consolidated balance sheets of Helios & Matheson North America Inc. and Subsidiaries, (the ‘‘Company’’) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Helios & Matheson North America Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Helios & Matheson North America Inc.’s internal control over financial reporting as of December 31, 2007 included in Item 9A(T) on the Form 10-K entitled Management Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

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

Mercadien, P.C., Certified Public Accountants

Hamilton, New Jersey
March 25, 2008

HELIOS & MATHESON NORTH AMERICA INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$3,077,655	$3,849,056
Accounts receivable – less allowance for doubtful accounts of $221,970 at December 31, 2007, and $225,741 at December 31, 2006.	3,479,561	3,678,482
Unbilled receivables	32,754	316,156
Prepaid expenses and other current assets	279,625	157,785
Total current assets	6,869,595	8,001,479
Property and equipment, net	342,937	457,223
Goodwill	1,140,964	1,140,964
Deposits and other assets	151,350	189,620
Total assets	$8,504,846	$9,789,286
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,807,033	$2,294,929
Deferred revenue	178,018	285,227
Total current liabilities	1,985,051	2,580,156
Shareholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of December 31, 2007, and December 31, 2006.	—	—
Common stock, $.01 par value; 30,000,000 shares authorized; 2,396,707 issued and outstanding as of December 31, 2007 and 2,382,801 issued and outstanding as of December 31, 2006.	23,967	23,828
Paid-in capital	34,758,266	34,607,651
Accumulated other comprehensive income – foreign currency translation	1,655	3,949
Accumulated deficit	(28,264,093)	(27,426,298)
Total shareholders’ equity	6,519,795	7,209,130
Total liabilities and shareholders’ equity	$8,504,846	$9,789,286

See accompanying notes to consolidated financial statements.

HELIOS & MATHESON NORTH AMERICA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2007	2006	2005
Revenues	$20,830,184	$24,940,153	$26,431,967
Cost of revenues	14,683,313	17,669,075	18,631,523
Gross profit	6,146,871	7,271,078	7,800,444
Operating expenses:
Selling, general and administrative	7,100,950	6,219,836	8,057,416
Depreciation and amortization	187,711	151,220	203,678
	7,288,661	6,371,056	8,261,095
(Loss)/income from operations	(1,141,790)	900,022	(460,651)
Interest income	157,200	69,422	17,611
Interest expense	—	(401)	(24,724)
Interest income/(expense), net	157,200	69,021	(7,113)
(Loss)/income before income taxes	(984,590)	969,043	(467,764)
Provision for income taxes	(146,795)	117,189	16,240
Net (loss)/income	$(837,795)	$851,854	$(484,004)
Other comprehensive (loss)/income – foreign currency adjustment	(2,294)	6,876	(2,927)
Comprehensive (loss)/income	$(840,089)	$858,730	$(486,931)
Net (loss)/income per share
Basic	$(0.35)	$0.36	$(0.22)
Diluted	$(0.35)	$0.35	$(0.22)

See accompanying notes to consolidated financial statements.

HELIOS & MATHESON NORTH AMERICA INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock (*)			Additional Paid-In Capital	Accumulated Other Comp Income	Accumulated Deficit	Total
	Shares	Amount	Shares		Amount
Balance, December 31, 2004	571,615	$5,716	2,122,647		$21,227	$34,181,206	$—	$(27,785,251)	$6,422,898
Net loss	—	—	—		—	—	—	(484,004)	(484,004)
Preferred dividend	—	—	—		—	—	—	(8,897)	(8,897)
Conversion of Preferred Stock	(571,615)	(5,716)	142,903		1,429	—	—	—	(4,287)
Restricted Stock Issuance	—	—	30,000		300	—	—	—	300
Exercise of employee stock options	—	—	65,783	(1)	658	281,056	—	—	281,714
Foreign Exchange Translation	—	—	—		—	—	(2,927)	—	(2,927)
Balance, December 31, 2005	—	$—	2,361,333		$23,614	$34,462,262	$(2,927)	$(28,278,152)	$6,204,797
Net Income	—	—	—		—	—	—	851,854	851,854
Exercise of employee stock options	—	—	21,468		214	29,855	—	—	30,069
Stock based compensation expense	—	—	—		—	115,534	—	—	115,534
Foreign Exchange Translation	—	—	—		—	—	6,876	—	6,876
Balance, December 31, 2006	—	$—	2,382,801		$23,828	$34,607,651	$3,949	$(27,426,298)	$7,209,130
Net Loss	—	—	—		—	—	—	(837,795)	(837,795)
Exercise of employee stock options	—	—	13,906		139	41,494	—	—	41,633
Stock based compensation expense	—	—	—		—	109,121	—	—	109,121
Foreign Exchange Translation	—	—	—		—	—	(2,294)	—	(2,294)
Balance, December 31, 2007	—	$—	2,396,707		$23,967	$34,758,266	$1,655	$(28,264,093)	$6,519,795

*	Adjusted for the January 7, 2004 reverse stock split ( See Note 1 to the Consolidated Financial Statements)
(1)	During 2005, 56,032 employee stock options were exercised. The difference of 9,751 was for warrants issued and exercised.

See accompanying notes to consolidated financial statements.

HELIOS & MATHESON NORTH AMERICA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net (loss)/income	$(837,795)	$851,854	$(484,005)
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and amortization	187,711	151,220	203,679
Deferred income taxes	—	—	(22,500)
Provision for doubtful accounts	93,000	141,548	35,000
Stock based compensation	109,121	115,534	—
Write down of investment	87,059	—	—
Reduction of capital lease obligation	(214,016)	—	—
Amortization of deferred financing cost	9,883	12,000	12,000
Compensation expense for restricted stock issued	—	—	133,200
Changes in operating assets and liabilities:
Accounts receivable	105,921	98,341	(142,611)
Unbilled receivables	283,402	118,407	(174,563)
Prepaid expenses and other current assets	(121,840)	2,628	(20,709)
Deposits	(43,142)	—	—
Accounts payable and accrued expenses	(273,880)	226,286	98,487
Deferred revenue	(107,209)	65,222	220,005
Net cash (used in)/provided by operating activities	(721,785)	1,783,040	(142,017)
Cash flows from investing activities:
Purchase of property and equipment	(73,425)	(127,598)	(92,962)
Deposits	—	(198)	—
Net cash used in investing activities	(73,425)	(127,796)	(92,962)
Cash flows from financing activities:
Proceeds from the exercise of stock options	41,633	30,069	144,527
Payment of deferred financing cost	(15,530)	—	—
Dividend paid to Preferred Shareholders	—	—	(8,897)
Repayment of long-term debt	—	—	(233,962)
Net cash provided by/(used in) financing activities	26,103	30,069	(98,332)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,294)	6,876	(2,927)
Net (decrease)/increase in cash and cash equivalents	(771,401)	1,692,189	(336,237)
Cash and cash equivalents at beginning of period	3,849,056	2,156,867	2,493,104
Cash and cash equivalents at end of period	$3,077,655	$3,849,056	$2,156,867
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$401	$24,724
Cash paid during the period for income taxes, net of refunds	$163,796	$27,746	$18,863

See accompanying notes to consolidated financial statements.

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Basis of Presentation

Helios & Matheson North America Inc. (formerly The A Consulting Team, Inc.) (‘‘Helios & Matheson’’ or the ‘‘Company’’) was incorporated in the state of New York in February of 1983 and became a public company in August of 1997. The Company is headquartered in New York, New York and has offices in Clark, New Jersey and Bangalore, India. The Company provides a wide range of information technology (‘‘IT’’) consulting, custom application development and solutions to Fortune 1000 companies and other large organizations. The Company supports all major computer technology platforms and supports client IT projects by using a broad range of third-party software applications.

Principles of Consolidation

The consolidated financial statements include the accounts of Helios & Matheson North America Inc., its 100% owned subsidiary International Object Technology, Inc. (‘‘IOT’’) from its date of acquisition on July 19, 2002 and its 51% owned subsidiary, T3 Media, Inc., which ceased operations in 2001, from its date of acquisition in 1999 and its 100% owned subsidiary Helios & Matheson Global Services Private Limited (‘‘HMGS’’) from its date of acquisition on September 30, 2005. All material inter-company accounts and transactions have been eliminated.

Certain amounts reported in previous years have been reclassified to conform to the fiscal 2007 presentation. Such reclassifications were immaterial.

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

Earnings Per Share

The Company calculates earnings per share in accordance with Financial Accounting Standards Board (‘‘FASB’’) Statement No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net earnings available to common shares by weighted average common shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities except when it is anti-dilutive, including the effect of shares issuable under the Company’s incentive plans.

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

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Lived Assets

The Company adopted the provisions of FASB Statement No. 144, ‘‘Accounting for the Impairment or Disposal of Long Lived Assets’’ effective January 1, 2002. When impairment indicators are present, the Company reviews the carrying value of its assets in determining the ultimate recoverability of their unamortized values using analyses of future undiscounted cash flows expected to be generated by the assets. If such assets are considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeded its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell.

Goodwill and Intangible Assets

The Company adopted the provisions of FASB Statement No. 142, ‘‘Goodwill and Other Intangible Assets,’’ (‘‘SFAS No. 142’’) effective January 1, 2002. SFAS No. 142 required that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment using the guidance for measuring impairment set forth in this statement. As prescribed under SFAS 142, the Company had an evaluation done of its goodwill and intangible assets, which was performed by an independent third party. The Company tested for impairment using the guidance for measuring impairment set forth in SFAS No. 142 and it was determined by the Company with the results from the independent third party that there was no impairment at December 31, 2007, 2006 and 2005.

Goodwill recorded on the balance sheet remains at $1,140,964 for the years ended December 31, 2007 and 2006.

Acquired intangible assets were fully amortized for the years ended December 31, 2007 and 2006, respectively. The following summarizes the carrying amounts of acquired intangible assets and related amortization for the year ended December 31, 2005:

Amortized intangible assets
Employee Contracts – gross carrying amount	$312,000
Less accumulated amortization	(312,000)
Unamortized intangible assets	$—
Amortization expense
For the year ended 12/31/05	$34,667

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

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Segment Information

The disclosure of segment information in accordance with SFAS No. 131, ‘‘Disclosures about Segments of an Enterprise and Related Information’’ is not required as the Company operates in only one business segment.

Stock-Based Compensation

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123(R). During 2005, the Company recorded $133,200 of such related expenses. No such non-employee equity instruments were granted in either 2007 or 2006.

At December 31, 2007, the Company has a stock based compensation plan, which is described as follows:

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

Effective January 1, 2006, the Company adopted the modified prospective application method as specified by Financial Accounting Standards Board Statement 123 (revised 2004), Share Based Payment (Statement 123(R)), whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated using pro forma disclosures under Statement 123, as originally issued.

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123(R). For the three and twelve months ended December 31, 2007, the Company recorded stock based compensation expense under the provisions of Statement 123(R) of $23,040 and $109,121, respectively. For the three and twelve months ended December 31, 2006, the Company recorded stock based compensation expense under the provisions of Statement 123(R) of $31,146 and $115,534, respectively.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

Year ended December 31,
2005
Net (loss)/income, as reported	$(484,000)
Deduct:
Total stock based compensation expense determined under fair value based method for all awards	(3,000)
Pro forma net (loss)/income	$(487,000)
Earnings per share:
Basic – as reported	$(0.22)
Basic – pro forma	$(0.21)
Diluted – as reported	$(0.22)
Diluted – pro forma	$(0.21)

The fair value of options at the date of grant was estimated using the Black-Scholes model with the following assumptions:

	2007		2006	2005
Expected life (years)	4.00		4.00	4.00
Risk free interest rate	2.45%		4.80%	4.50%
Expected volatility	0.57		0.40	0.95
Expected dividend yield	0.00		0.00	0.00
Weighted average fair value per option	$0.00	(1)	$4.37	$4.83

(1)	There were no options granted by the Company for the 12 months ended Decmber 31, 2007

The weighted average fair value of options granted by the Company was $4.37 in 2006 and $4.83 in 2005.

2.    ACQUISITIONS

On April 11, 2005, the Company completed an investment in an offshore joint venture, HMGS, in the amount of $250,000, which represented approximately a 68% ownership. A minority partner invested $100,000 for the remaining 32% ownership. In September 2005, the Company increased its ownership to 100% by purchasing the minority partners investment for $100,000. The Company has consolidated the results of HMGS in its financial statements for the period from September 2005 to December 31, 2007, and recorded the Company’s proportionate ownership share of the results of HMGS from April 11, 2005 to September 2005.

On July 19, 2002, the Company consummated the acquisition of all of the issued and outstanding capital stock of IOT, a New Jersey corporation, pursuant to a Stock Purchase Agreement dated as of June 28, 2002 among Helios & Matheson, IOT and the holders of all of the issued and outstanding capital stock of IOT (the ‘‘IOT Shareholders’’). The consideration paid by Helios & Matheson for the acquisition of IOT was determined through arms-length negotiation by the management of Helios & Matheson and

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a majority of the IOT Shareholders. The acquisition was accounted for under the purchase method of accounting for business combinations and the operations of IOT has been included from the date of acquisition. The purchase price of the acquisition exceeded the fair market value of the net assets acquired, resulting in the recording of goodwill currently stated at $1,140,964 on the balance sheet. The three majority shareholders of IOT received employment agreements for a three-year period at an annual salary of $160,000 per year each. The Company completed the amortization of these contracts during 2005.

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

The Company acquired a 51% ownership interest in T3 Media as a result of several investments in 1998 and 1999. Due to deterioration in performance and market conditions for T3 Media’s services, the operations of T3 Media ceased in the second quarter of 2001. T3 Media had entered into a series of capital lease obligations, which the Company had guaranteed, to finance its expansion plans, covering leasehold improvements, furniture and computer-related equipment. At December 31, 2006, the balance outstanding under such leases was $291,000 and was included in accounts payable and accrued expenses on the balance sheet. In 2007, the Company decided to reduce this liability ratably over the year, consistent with the decrease in exposure that diminished over time. In the third quarter of 2007, the Company settled one of the lease obligations for approximately $77,000 and adjusted its amortization schedule accordingly so that the balance at December 31, 2007 was zero.

3.    INVESTMENTS

The Company invested $500,000 in Methoda Computers Ltd. during 2000. In the third quarter of 2002, the Company wrote down its investment in Methoda Computer Ltd. in that same period in the amount of $132,000.

In January of 2004, the Company sold approximately 75 percent of its investment in Methoda for $200,000 in cash and $81,000 payable over the next twenty months, which was fully satisfied in 2005. The remaining investment had a carrying value of $87,000 and was included in deposits and other assets on the balance sheet as of December 31, 2006.

During the first quarter of 2007, the Company wrote off its investment in Methoda in the amount of $87,000 after repeated attempts by the Company to obtain current financial and operational information relating to this investment had been unsuccessful. This amount is reflected in Selling, General and Administrative expenses.

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31,
	2007	2006	2005
Numerator for basic net (loss)/income per share
Net (loss)/Income	$(837,795)	$851,854	$(484,004)
Preferred Dividend	—	—	8,897
Net (loss)/income available to common stockholders	$(837,795)	$851,854	$(492,901)
Numerator for diluted net (loss)/income per share
Net (loss)/income available to common stockholders & assumed conversion	$(837,795)	$851,854	$(492,901)
Denominator:
Denominator for basic (loss)/earnings before extraordinary item and net income per share – weighted-average shares	2,391,452	2,380,699	2,285,874
Effect of dilutive securities:
Employee stock options	—	24,247	—
Denominator for diluted earnings (loss) per share – adjusted weighted-average shares	2,391,452	2,404,946	2,285,874
Basic earnings (loss) income per share:
Net (loss) income	$(0.35)	$0.36	$(0.22)
Diluted earnings (loss) income per share:
Net (loss) income	$(0.35)	$0.35	$(0.22)

During the year ended December 31, 2006 there were 137,250 options that were excluded from the computation of diluted earnings per share, because the options were not vested or the exercise price was in excess of the fair market value. All options and warrants outstanding during 2007 and 2005 were not included in the computation of net loss per share because the effect would be antidilutive.

5.    PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following:

	December 31,
	2007	2006
Equipment and leaseholds	$3,806,519	$5,601,941
Software	898,581	1,088,446
Furniture and fixtures	910,555	1,113,650
Automobiles	139,968	139,968
	5,755,623	7,944,006
Less accumulated depreciation and amortization	5,412,686	7,486,783
	$342,937	$457,223

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    CREDIT ARRANGEMENT

The Company has entered into a Restated and Amended Loan and Security Agreement (‘‘the Loan Agreement’’) with Keltic Financial Partners, LP, (‘‘Keltic’’) which is effective as of June 27, 2007 and expires June 27, 2009. Under the Loan Agreement, the Company has a line of credit up to $1.0 million based on the Company’s eligible accounts receivable balances at an interest rate that varies based on the extent of usage in any given calendar year from a minimum of prime to a maximum of prime plus 0.75% assuming no event of default under the Loan Agreement. Availability at December 31, 2007, was $1.0 million. The Loan Agreement has certain financial covenants that shall apply only if the Company has any outstanding obligations to Keltic including borrowing under the facility. The Company had no outstanding balance at December 31, 2007, under the Loan Agreement, or at December 31, 2006, under the Company’s prior loan agreement with Keltic.

7.    CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has the following commitments as of December 31, 2007: long term obligations of certain employment contracts and operating lease obligations. The Company has two operating leases for its corporate headquarters located in New York and its branch office in New Jersey.

As of December 31, 2007, the Company does not have any ‘‘Off Balance Sheet Arrangements’’.

The Company’s contractual obligations at December 31, 2007, are comprised of the following:

Contractual Obligations	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Long Term Obligations
Employment Contracts(1)	505,500	387,000	118,500	—	—
Operating Leases
Rent(2)	1,656,240	416,797	789,406	450,037	—
Total	$2,161,740	$803,797	$907,906	$450,037	$—

(1)	The Company has employment agreements with its three named Executive Officers. The agreement with Mr. BenTov, the Company’s President and CEO and Mr. Quadrino, the Company’s CFO, expire on March 31, 2008 and April 30, 2008, respectively, unless extended. Mr. BenTov has indicated he will no longer serve as the Company’s President and CEO effective with the expiration of his agreement. The employment agreement with Mr. Prude, the Company’s COO is effective July 1, 2007 and has a term of two years.
(2)	The Company has a New York facility with a lease term expiring July 31, 2012 and a New Jersey facility with a lease term expiring August 31, 2010.

8.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2007	2006
Accounts payable	$401,419	$458,431
Payroll	472,492	492,881
Bonuses	19,500	116,000
Capital Lease Obligation	—	290,517
Other accrued expenses	913,622	937,100
	$1,807,033	$2,294,929

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

10.    INCOME TAXES

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, ‘‘Accounting for Income Taxes’’ (‘‘SFAS 109’’).

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred tax assets and (liabilities) consist of the following:

	December 31,
	2007	2006
Licensing revenues	$(50,000)	$(54,000)
Accounts receivable reserve	112,000	113,000
Depreciation and amortization	240,000	212,000
Investments	928,000	928,000
Other	226,000	176,000
Net operating losses	4,581,000	4,409,000
	6,037,000	5,784,000
Valuation allowance	(6,037,000)	(5,784,000)
	$—	$—

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

At December 31, 2007, the Company has federal net operating loss carry-forwards of approximately $10.4 million which will begin to expire in 2020. In addition, the Company has state net operating loss carry-forwards of approximately $17.1 million remaining which will expire from 2009 to 2014. The full utilization of the deferred tax assets in the future is dependent upon the Company’s ability to generate taxable income; accordingly, a valuation allowance of an equal amount has been established. During the

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

year ended December 31, 2007, the valuation allowance increased by $253,000 and during the years ended December 31, 2006 and 2005, the valuation allowance decreased by $161,000 and increased by $282,000, respectively.

Significant components of the provision for income taxes are as follows:

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$(123,486)	$102,347	$—
State and local	(23,309)	14,842	38,740
Total Current	$(146,795)	$117,189	$38,740
Deferred:
Federal	—	—	—
State and local	—	—	(22,500)
Total Deferred	—	—	(22,500)
Total	$(146,795)	$117,189	$16,240

A reconciliation between the federal statutory rate and the effective income tax rate for the years ended December 31, 2007, 2006, and 2005.

	2007	2006	2005
Federal statutory rate	(34.0)%	34.0%	(34.0)%
State and local taxes net of federal tax benefit	(1.6)	0.6	2.3
Non-deductible expenses	(0.2)	(5.7)	(25.1)
Provision to return adjustments	(4.8)	—	—
Change in valuation allowance	25.71	(16.81)	60.27
Total	(14.91)%	12.09%	3.47%

11.    RETIREMENT PLAN

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code for its employees. Participants can make elective contributions subject to certain limitations. Under the plan, the Company can make matching contributions on behalf of all participants. There were no such contributions made by the Company in 2007, 2006 and 2005.

12.    CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and accounts receivable. The Company maintains its cash balances on deposit with a limited number of financial institutions in amounts which may exceed federally insured limits. Historically, the Company has not experienced any related cash-in-bank losses. For the twelve months ended December 31, 2007 the Company had three customers which accounted for 23%, 18% and 11% of revenues, respectively. For the twelve months ended December 31, 2006, the Company had four customers which accounted for 21%, 14%, 10% and 10% of revenues, respectively. For the twelve months ended December 31, 2005, the Company had three customers which accounted for 21%, 20% and 15% of revenues, respectively. Besides these customers, no other customer represented greater than 10% of the Company’s revenues. Three customers represented approximately 10%, 15% and 18% of accounts receivable as of December 31, 2007. Four customers represented approximately 10%, 11%, 12% and 16% of accounts receivable as of December 31, 2006 and four customers represented approximately 10%, 15%, 15% and 23% of accounts receivable as of December 31, 2005.

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    LEASES

The Company leases office space under non-cancelable operating leases. The future minimum payments for all non-cancelable operating leases as of December 31, 2007 are as follows:

2008	416,797
2009	416,797
2010	372,609
2011	284,234
2012	165,803
Total minimum future lease payments	$1,656,240	(1)

(1)	The Company has a New York facility with a lease term expiring July 31, 2012 and a New Jersey facility with a lease term expiring August 31, 2010.

Office leases are subject to escalations based on increases in real estate taxes and operating expenses. Rent expense for the years ended December 31, 2007, 2006, and 2005, was approximately $348,695, $293,288 and $301,042, respectively.

In 2001, T3 Media stopped paying its capital lease obligations. The Company was a guarantor of the majority of these obligations. For the twelve months ended December 31, 2006, $290,517 of T3 Media’s capital lease obligations remained outstanding and is included in accounts payable and accrued expenses on the balance sheet. In 2007, the Company decided to reduce this liability ratably over the year, consistent with the decrease in exposure that diminished over time. In the third quarter of 2007, the Company settled one of the lease obligations for approximately $77,000 and adjusted its amortization schedule accordingly so that the balance as of December 31, 2007 was zero.

14.    STOCK OPTION PLAN

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

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information with respect to options under the Company’s Plan is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance – December 31, 2004	255,563	$3.91
Granted during 2005	15,750	$4.67
Exercised during 2005	(56,032)	$2.19
Forfeitures during 2005	(9,188)	$5.64
Balance – December 31, 2005	206,093	$4.36
Granted during 2006	37,750	$5.08
Exercised during 2006	(21,468)	$1.40
Forfeitures during 2006	(32,469)	$4.83
Balance – December 31, 2006	189,906	$4.76
Granted during 2007	0	$0.00
Exercised during 2007	13,906	$3.00
Forfeitures during 2007	47,000	$4.73
Balance – December 31, 2007	129,000	$4.96

No stock options were granted during the twelve months ended December 31, 2007. At December 31, 2007, 2006, and 2005, 90,500, 98,656 and 105,937, respectively, were exercisable with weighted average exercise prices of $4.89, $4.71 and $4.28, respectively.

The following table summarizes the status of the stock options outstanding and exercisable at December 31, 2007:

Stock Options Outstanding
Exercise Price Range	Weighted Average Exercise Price	Number of Options	Weighted- Remaining Contractual Life	Number of Stock Options Exercisable
$0.00 – $4.80	$2.760	61,000	3.0 years	47,625
$4.80 – $9.60	$5.870	60,500	4.1 years	35,375
$14.40 – $19.20	$15.500	7,500	1.9 years	7,500
		129,000		90,500

At December 31, 2007, the Company had 460,000 shares of common stock reserved in connection with the Stock Option Plan.

15.	EMPLOYMENT AGREEMENT OF CHIEF EXECUTIVE OFFICER, CHIEF OPERATING OFFICER, AND CHIEF FINANCIAL OFFICER

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

Effective with the expiration of his employment agreement on March 31, 2008, Mr. BenTov will retire from the Company and will no longer serve as the Company’s Chairman, Director, Chief Executive Officer and President or in any other capacity with the Company.

On July 1, 2007, the Company entered into a new employment agreement with its chief operating officer, Michael Prude (the ‘‘2007’’ Prude Employment Agreement). Mr. Prude’s prior employment agreement was terminable at the will of either Mr. Prude of the Company. The 2007 Prude Employment

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Agreement is effective July 1, 2007, has a term of two (2) years, and shall automatically renew for subsequent one year terms, unless and until terminated by either party upon 60 days notice. The 2007 Prude Employment Agreement provides Mr. Prude with an annual base salary of $237,000, a discretionary annual bonus, participation in the Company’s stock option plan and a $1,000 per month allowance for car related expenses. The 2007 Prude Employment Agreement provides that in the event of termination by the Company without cause, death or disability or by Mr. Prude for Sufficient Reason, as defined in the Agreement, Mr. Prude will receive a severance allowance in an amount equal to nine (9) months of Mr. Prude’s then current base salary. The agreement includes a one-year non-compete covenant commencing on termination of employment.

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

16.    SALES AND CONVERSION OF PREFERRED SHARES

All outstanding shares of the Company’s Series A and Series B Preferred Stock were fully converted into common stock during 2005. As a result, there were no outstanding shares of Series A or Series B Preferred Stock as of December 31, 2007 and December 31, 2006, respectively.

17.    SUBSEQUENT EVENTS

None.

18.    QUARTERLY RESULTS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006.

	Quarter Ended
(in thousands, except per share amounts)	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenues	$5,876	$4,733	$4,957	$5,264
Gross profit	1,971	1,159	1,393	1,624
Income (loss) from operations	159	(597)	(363)	(341)
Net income (loss)	211	(568)	(259)	(222)
Net income (loss) per share
Basic	$0.09	$(0.24)	$(0.11)	$(0.09)
Diluted	$0.09	$(0.24)	$(0.11)	$(0.09)

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues	$5,911	$6,738	$5,971	$6,320
Gross profit	1,612	1,813	1,805	2,041
(Loss) income from operations	(140)	683	4	353
Net (loss) income	(139)	682	12	297
Net (loss) income per share
Basic	$(0.06)	$0.29	$0.01	$0.12
Diluted	$(0.06)	$0.28	$0.01	$0.12

HELIOS & MATHESON NORTH AMERICA INC.

 Schedule II — Valuation and Qualifying Accounts

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
		(1)	(2)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts Describe	Deductions – Describe	Balances at End of Period
Reserves and allowances deducted from asset accounts:
For the year ended December 31, 2007
Allowance for doubtful accounts	$225,741	$93,000	$—	$(96,771)(a)	$221,970
For the year ended December 31, 2006
Allowance for doubtful accounts	$320,804	$141,548	$—	$(236,611)(b)	$225,741
For the year ended December 31, 2005
Allowance for doubtful accounts	$296,828	$35,000	$—	$(11,024)(c)	$320,804

(a)	Uncollectible accounts written off during 2007.
(b)	Uncollectible accounts written off during 2006.
(c)	Uncollectible accounts written off during 2005.

S-1

EXHIBIT INDEX

Exhibit Number		Description of Exhibits
3.1		Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Form 10-Q for the period ended June 30, 2001, as previously filed with the SEC on August 10, 2001.
3	.2.1	Certificate of Amendment of the Certificate of Incorporation of the Registrant dated August 8, 2002, incorporated by reference to Exhibit 3.2 to the Form 10-Q for the period ended June 30, 2001, as previously filed with the SEC on August 14, 2002.
3	.2.2	Certificate of Amendment of the Certificate of Incorporation of the Registrant dated November 12, 2002, incorporated by reference to Exhibit 3.2.2 to the Form 10-Q for the period ended September 30, 2002, as previously filed with the SEC on November 14, 2002.
3	.2.3	Certificate of Amendment of the Certificate of Incorporation of the Registrant dated January 5, 2004, incorporated by reference to exhibit 3.2.3 to the Form 8-K dated January 8, 2004, as previously filed with the SEC on January 8, 2004.
3	.2.4	Certificate of Amendment of the Certificate of Incorporation of the Registrant dated January 30, 2007, incorporated by reference to Exhibit 3.2.4 to the Form 10-K for the period ended December 31, 2006, as previously filed with the SEC on March 29, 2007.
3.3		Second Amended and Restated By-Laws of the Registrant dated June 20, 2007, incorporated by reference to Exhibit 3.3 on Form 8-K, as previously filed with the SEC on June 22, 2007.
4.1		Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Form 10-K for the period ended December 31, 2006, as previously filed with the SEC on March 29, 2007.
10	.1.1	Amended and Restated 1997 Stock Option and Reward Plan, incorporated by reference to Annex J to the Company’s Definitive Proxy Statement, as previously filed with the SEC on June 27, 2005.
10	.1.2	Amendment No. 1 to the Registrant’s Amended and Restated 1997 Stock Option and Award Plan, incorporated by reference to Exhibit 10.2 on Form 8-K, as previously filed with the SEC on June 9, 2006.
10	.1.3	Amendment No. 2 to the Registrant’s Amended and Restated 1997 Stock Option and Award Plan, incorporated by reference to Exhibit 10.1.3 to the Form 10-K for the period ended December 31, 2006, as previously filed with the SEC on March 29, 2007.
10	.1.4	Form of Restricted Stock Award Grant and Notice Agreement between the Registrant and each of its Non-Employee Directors, incorporated by reference to Exhibit 10.9 to the Form 10-Q for the nine months ended September 30, 2005, as previously filed with the SEC on November 14, 2005.
10	.1.5	Form of Non-Qualified Stock Option Agreement between the Registrant and each of its Non-Employee Directors incorporated by reference to Exhibit 10.10 to the Form 10-Q for the nine months ended September 30, 2005, as previously filed with the SEC on November 14, 2005.
10.2		Restated and Amended Loan and Security Agreement between the Registrant and Keltic Financial Partners, LP dated September 27, 2007.
10.3		Employment Agreement, dated December 1, 2005, between the Registrant and Shmuel BenTov, incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 12, 2005, as previously filed with the SEC on December 15, 2005.

Exhibit Number		Description of Exhibits
10	.3.1	Letter Agreement by and between the Registrant and Shmuel BenTov dated May 1, 2006, incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, as previously filed with the SEC on May 1, 2006.
10.4		Form of S Corporation Termination, Tax Allocation and Indemnification Agreement, incorporated by reference to Exhibit 10.4 to the Registration Statement on Form SB-2, as previously filed with the SEC on August 6, 1997.
10.5		Letter of Undertaking from the Registrant and Shmuel BenTov, incorporated by reference to Exhibit 10.9 to the Registration Statement on Form SB-2, as previously filed with the SEC on July 23, 1997.
10.6		Shmuel BenTov Letter Commitment, dated March 29, 2001, incorporated by reference to Exhibit 10.10 to the Form 10-K for the fiscal year ended December 31, 2000, as previously filed with the SEC on April 2, 2001.
10.7		Form of Indemnification Agreement between the Registrant and certain of its Directors and its Chief Executive Officer, incorporated by reference to Exhibit 10.12 to the Form 10-Q for the period ended September 30, 2003 as previously filed with the SEC on November 11, 2003.
10.8		Employment Agreement, dated as of May 1 2006, between the Registrant and Salvatore M. Quadrino, incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, as previously filed with the SEC on May 1, 2006.
10.9		Form of Release and Covenant Not to Sue entered into by the Registrant releasing certain parties, incorporated by reference to Exhibit 10.1 on Form 8-K, as previously filed with the SEC on June 2, 2006.
10.10		Form of Release and Covenant Not to Sue entered into by the certain parties releasing the Registrant, incorporated by reference to Exhibit 10.2 on Form 8-K, as previously filed with the SEC on June 2, 2006.
10.11		Employment Agreement, dated as of July 1, 2007, by and between the Registrant and Michael Prude, incorporated by reference to Exhibit 5.02 on Form 10-Q, as previously filed with the SEC on August 10, 2007.
10.12		Professional Services Agreement by and between the Registrant and IonIdea, Inc., dated as of January 29, 2007, incorporated by reference to Exhibit 10.12 to the Form 10-K for the period ended December 31, 2006, as previously filed with the SEC on March 29, 2007.
10.13		Key-Person Life Insurance Premium Sharing Agreement effective as of July 1, 2006 by and among the Registrant, Helios & Matheson Parent and Mr. Shmuel BenTov, incorporated by reference to Exhibit 10.1 on Form 8-K, as previously filed with the SEC on June 30, 2006.
10.14		Letter from Helios & Matheson Information Technology Ltd. dated March 26, 2007, incorporated by reference to Exhibit 10.14 to the Form 10-K for the period ended December 31, 2006, as previously filed with the SEC on March 29, 2007.
23.2		Consent of Mercadien, P.C., Certified Public Accountants.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2.1	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.