Form 10-K/A
period 2007-12-31
Helios & Matheson North America Inc.
filed 2008-04-30
CIK 1040792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One):

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-22945

HELIOS & MATHESON NORTH AMERICA INC.
(Exact Name of Registrant as Specified in Its Charter)
New York	13-3169913
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
200 Park Avenue South New York, New York 10003	(212) 979-8228
(Address of Principal Executive Offices)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which Registered
Common Stock, par value $.01 per share	NASDAQ Capital MarketCM

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $5,628,657 based on the average of the bid and asked prices of the registrant’s Common Stock on The NASDAQ Capital MarketCM on the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 18, 2008, there were 2,396,707 shares of the registrant’s Common Stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

Helios & Matheson North America Inc. (the ‘‘Company’’) is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the ‘‘Report’’) for the purpose of including information that was incorporated by reference. We will not file our proxy statement within 120 days of our fiscal year ended December 31, 2007, and are, therefore, amending and restating Item 5, Equity Compensation Plan Information of Part II of the Report and, in their entirety Items 11, 12, 13 and 14 of Part III of the Report. The Company is also amending and restating Item 10 of Part III of the Report except with respect to the sections entitled ‘‘Section 16(a) Beneficial Ownership Reporting Compliance’’ and ‘‘Code of Ethics’’. As a result of this amendment, the Company is also filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures, in, or exhibits to, the Report.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

Equity Compensation Plan Information

The Equity compensation plan information as of December 31, 2007 was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2007	Weighted-average exercise price of outstanding options, warrants and rights as of December 31, 2007	Number of securities
remaining available for
future issuance under equity
compensation plans
(Excluding securities to be
issued upon exercise of
outstanding options,
warrants and rights as of
			December 31, 2007)
Equity Compensation plans approved by security holders	129,000	$4.96	317,094
Equity Compensation plans not approved by security holders	—	—	—
Total	129,000	$4.96	317,094

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and text sets forth the names and ages of all the Company’s directors and executive officers as of April 30, 2008. All of the directors will serve until the next annual meeting of stockholders and the election and qualification of their successors, or until their earlier death, retirement, resignation or removal. Executive officers are appointed at the discretion of the Board of Directors, and serve until their death, retirement, resignation or removal. Also provided is a brief description of the relevant business experience of each director and executive officer.

Name	Age	Title
Executive Officers(1)
Michael Prude	45	Chief Operating Officer
Salvatore M. Quadrino	61	Chief Financial Officer and Secretary
Directors
Shri S. Jambunathan(2)	69	Chairman, Director
Daniel L. Thomas	58	Director
Divya Ramachandran	28	Director
Kishan Gramma Ananthram	44	Director
Rabin Dhoble	46	Director

(1)	Effective with the expiration of his employment agreement on March 31, 2008, Mr. BenTov, the former Chairman, Director, Chief Executive Officer and President of the Company, retired from all his positions with the Company and no longer serves in any capacity with the Company. The Board of Directors is currently searching for a Chief Executive Officer and no employee serves in such capacity with the Company at this time.
(2)	Effective April 1, 2008 and until the next Annual Shareholder’s meeting, the Board of Directors appointed Mr. Jambunathan to serve as the Company’s Chairman of the Board, replacing Mr. BenTov.

Michael Prude, 45, has been the Chief Operating Officer of the Company since June 5, 2006. Mr. Prude has been a full-time employee of Helios & Matheson since 1993 and prior to his promotion to Chief Operating Officer, he held various positions within the Company, the last of which was as Chief Technology Officer, pursuant to which he had responsibilities for sales, recruiting and project delivery. Mr. Prude has over 20 years of experience providing business technology solutions to Fortune 1,000 clients. Mr. Prude began his career managing development projects for Long Island Trust Co. and has delivered technology solutions for numerous financial services organizations such as Citibank and Barclays. Prior to joining the Company, Mr. Prude formed his own consulting company which provided services to organizations such as Chase Manhattan Bank, First Boston, Manufacturers Hanover Trust and CCH Legal.

Salvatore M. Quadrino, 61, has been the Chief Financial Officer of the Company since May 1, 2006 and Secretary since April 26, 2006. From January 2004 through May 1, 2006, Mr. Quadrino served as an independent consultant providing Finance and Accounting solutions to clients as either interim chief financial officer or project manager. From 2002 to 2004, Mr. Quadrino served as Chief Financial Officer for Con Edison Communications, Inc., a subsidiary of Con Edison, Inc. From 2000 to 2001 Mr. Quadrino served as the Chief Financial Officer for Submit Order Inc. Prior to 2000, Mr. Quadrino served as Chief Financial Officer for Medical Logistics Inc., COVISTA Communications Inc. and Erols Internet, Inc. From 1990 to 1996, Mr. Quadrino was employed by Suburban Propane Partners LP, initially as Chief Financial Officer, then as President and Chief Executive Officer where he led the company in its successful initial public offering and listing on the New York Stock Exchange. Mr. Quadrino is a Certified Public Accountant.

Srinivasaiyer Jambunathan, 69, has been a director of the Company since August 22, 2006 and Chairman of the Board since April 1, 2008. Mr. Jambunathan was named Vice Chairman of the Board of Directors on November 8, 2006 and Lead Director on April 25, 2007. Mr. Jambunathan is the Chairman of the Nominating Committee and the Executive Committee as well as a member of the Audit Committee. Mr. Jambunathan served as a director of the Bombay Stock Exchange Limited for six years until 2006 and as non-executive Chairman from March 2003 to August 2005. From March 2005 to August 2005 he also served as non-executive Chairman of Provogue India Ltd., a men’s designer wear and fashion apparel company. Since November 2003, Mr. Jambunathan has been a Director of JSW Steel Ltd. Since January 2001, Mr. Jambunathan has served as non-executive Chairman of First Policy Insurance Pvt. Ltd. Mr. Jambunathan was Chairman of the State Bank of Mauritius from 1996 to 2001.

Daniel L. Thomas, 58, has been a director of the Company since June 5, 2006. Mr. Thomas is the Chairman of the Audit Committee, as well as a member of the Executive Committee and the Nominating Committee. Mr. Thomas has over 28 years of public accounting and financial experience. Mr. Thomas is a partner with Thomas & Associates, a CPA firm, which he started in February 2002. From October 1999 to February 2002, he was the Audit Partner in Charge with Corbin & Wertz, a CPA firm. Mr. Thomas’ experience includes part-time CFO services, fraud prevention and investigation, acquisition consulting, transaction due diligence, internal control review and systems implementation. Mr. Thomas is a Certified Public Accountant and a Certified Fraud Examiner. Mr. Thomas is the past president of the Orange County Chapter of the Association of Certified Fraud Examiners, and he has served on the Board of Directors for the Orange County Head Start program. Mr. Thomas is also a Reserve Deputy Sheriff for the Orange County Sheriff’s Department.

Divya Ramachandran, 28, has been a director of the Company since August 22, 2006. Ms. Ramachandran is a member of the Executive Committee, the Nominating Committee and the Compensation Committee. Since February 2004, she has been an Associate Vice President at Helios & Matheson Information Technology Ltd., the parent of the Company, focusing on mergers and acquisitions. From June 2003 to January 2004, Ms. Ramachandran was Program Director for General Management Programs at The Indian School of Business. From July 2002 to January 2003, Ms. Ramachandran was a Senior Manager, Strategy and Restructuring Cell for Lupin Limited, one of India’s leading pharmaceutical companies. From June 2000 to 2001, Ms. Ramachandran was an associate with Arthur Andersen LLP.

Kishan Grama Ananthram, 44, has been a director with the Company since August 22, 2006. Mr. Ananthram is the Chairman of the Compensation Committee, as well as a member of the Executive Committee. Mr. Ananthram has served as the Founder, Chairman, and Chief Executive Officer of IonIdea, Inc., a software product and engineering outsourcing company since January 1994. Mr. Ananthram has over 20 years of entrepreneurial, management, sales and technology experience. Prior to founding IonIdea, Inc., Mr. Ananthram held various technical and management positions with NUS, Sprint, GTE, Fannie Mae and Hughes.

Rabin K. Dhoble, 46, has been a director of the Company since February 2006. Mr. Dhoble is a member of the Audit Committee, the Compensation Committee and, as of April 7, 2008, the Executive Committee. Mr. Dhoble is currently the President of Diversified Agency Services Healthcare, Omnicom. Since 1998, Mr. Dhoble has been a senior executive within the healthcare communications practice of Diversified Agency Services, the specialty communications unit of Omnicom Group. Mr. Dhoble specializes in the development of business strategies and the management of cross-functional teams that support the global commercialization of biotechnology and pharmaceutical brands.

Audit Committee

Audit Committee.    The Audit Committee is authorized to engage the Company’s independent auditors and review with such auditors (i) the scope and timing of their audit services and any other services they are asked to perform, (ii) their report on the Company’s financial statements following completion of their audit and (iii) the Company’s policies and procedures with respect to internal accounting and financial controls. From January 1, 2007 through May 23, 2007, the Audit Committee was comprised of Messrs. Thomas (Chairman), Miller and Jambunathan. Mr. Rabin Dhoble was appointed to the Audit Committee on May 23, 2007, replacing Mr. Miller. As of April 30, 2008, the Audit Committee is comprised of Messrs. Thomas (Chairman), Dhoble and Jambunathan. The Board of Directors has determined that Mr. Thomas qualifies as an ‘‘audit committee financial expert.’’

Item 11.    Executive Compensation.

Introduction

The following compensation discussion and analysis summarizes the Company’s philosophy and objectives regarding the compensation of its named executive officers, including how the Company determines elements and amounts of executive compensation. The following discussion and analysis should be read in connection with the tabular disclosures regarding the compensation of named executive officers for the fiscal year ended December 31, 2007 and the report of the Compensation Committee of the Company’s Board of Directors.

In this section, we will discuss the details of the Company’s compensation program as it relates to the former Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. These three individuals were the only executive officers of the Company during 2007. We will refer to these three persons throughout this discussion with regards to compensation as ‘‘named executive officers’’. These named executive officers were deemed to be key employees of the Company and their performance has the potential to substantially impact the short and long term success of the Company. On March 31, 2008, effective with the expiration of his employment agreement, Shmuel BenTov retired from his position as Chief Executive Officer of the Company and from all other positions he held with the Company. The Board of Directors is currently searching for a Chief Executive Officer, and no employee serves in such capacity with the Company at this time.

The Compensation Committee (‘‘Committee’’) was established by the Board of Directors to appoint, promote and administer compensation packages for executive officers of the Company. As per NASDAQ listing standards, the Committee consists of non-employee directors of which a majority is independent.

Compensation Objectives

The Company’s executive officer compensation program is intended to attract and retain highly qualified professionals who will assist the Company in meeting its financial and strategic goals. By offering competitive compensation that is equivalent to or above industry standards, the Company seeks to promote a long-term commitment from its executive officers. The primary goals of the Company’s compensation program are to:

•	align long-term interests of executives with shareholders;

•	reward individual performance while maintaining cost efficiency;

•	improve overall business performance; and

•	develop mutually beneficial long term relationships between executive officers and the Company.

The Company seeks to accomplish these objectives through a combination of base salary, long-term incentive compensation (stock options), cash bonuses and perquisites. The Compensation Committee uses its discretion in determining compensation levels as there are no set guidelines for compensation.

Compensation Process

At the end of each year, the Compensation Committee reviews and assesses the effectiveness of the past compensation criteria and approves the policies and plans for the next year. The Compensation Committee takes into consideration the performance of each of the named executive officers and measures such individual performance against the performance level of the Company. The named executive officers from time to time may have meetings with the Compensation Committee to discuss their compensation plan and performance. There may be occasions where the Compensation Committee requests to meet with the executive officer to gain clarification with regards to the fulfillment of certain performance criteria. In determining the amount of compensation for the named executive officers, the Compensation Committee may seek information from Human Resources on current market evaluations. Subject to approval from the full Board of Directors, the Compensation Committee makes the final decisions on executive compensation plans.

Primary Elements of Compensation

Our compensation program includes both short and long-term compensation in the form of base salary, long-term incentive compensation (stock options) and cash bonus as detailed below:

Base Salary.    The Compensation Committee utilizes its knowledge and general experience of the industry to determine the base salaries for its named executive officers. Competitive salary levels are influenced by such factors as professional experience, accomplishments, duties, market comparisons and individual performance. The Company’s named executive officer’s primary source of compensation is derived from base salary.

Long-Term Incentive Compensation.    The Compensation Committee in its discretion may award stock options to the Company’s named executive officers as a part of their initial compensation plan and upon annual review of their individual performance. The exercise price per share of a stock option is established by the Committee, in its discretion, but may not be less than the fair market value of a share of common stock as of the date of grant. The aggregate fair market value of the shares of common stock with respect to which ‘‘incentive’’ stock options are exercisable for the first time by an individual to whom an ‘‘incentive’’ stock option is granted during any calendar year may not exceed $100,000. There were no stock options awarded to any named executive officers during the year ended December 31, 2007.

Cash Bonus.    The Compensation Committee in its discretion may award cash bonuses to the Company’s named executive officers based upon an annual review of the Company’s overall performance, individual performance and available cash resources. There were no cash bonuses awarded to the Company’s named executive officers for the year ended December 31, 2007.

Retirement Plans.    The Company’s compensation program includes a tax deferred savings plan. The Company’s named executive officers can participate in Helios & Matheson North America Inc.’s 401(k) Tax Deferred Savings Plan (‘‘the 401(k) plan’’). For 2007, contributions could be made for up to 70% per pay cycle with an annual cap of $15,500. In addition, for those named executive officers over the age of 50, a ‘‘Catch-Up Deferral’’ contribution can be made up to but not exceeding $5,000. The Company does not offer a matching contribution for any of its employees including named executive officers. The named executive officers participate in the 401(k) plan on the same terms as all other employees.

Perquisites and Other Benefits.    In comparison to base salary, perquisites and other benefits represent only a small portion of the named executive officer’s compensation. The primary perquisites are use of a company car, or an automobile allowance, paid medical benefits and life insurance. The Compensation Committee has approved these perquisites and other benefits as reasonable components of the Company’s executive officer compensation.

Employment Agreements

The Company entered into an employment agreement with Shmuel BenTov, its Chairman, Director, Chief Executive Officer and President, which terminated on March 31, 2008. The contract called for a salary of $360,000 per year, and contained non-competition, non-disclosure and non-solicitation covenants. The contract also contained an annual bonus, subject to the approval of the non-employee members of the Company’s Compensation Committee and further subject to the Company meeting certain financial performance criteria, in an amount to be determined by the non-employee members of the Compensation Committee.

Effective with the expiration of his employment agreement on March 31, 2008, Mr. BenTov retired from the Company on that date and will no longer serve as the Company’s Chairman, Director, Chief Executive Officer and President or in any other capacity with the Company.

In 1998, Mr. Prude entered into an employment agreement (the ‘‘1998 Prude Employment Agreement’’) and in 2005 he entered into a severance agreement (the ‘‘Prude Severance Agreement’’) with the Company. The 1998 Prude Employment agreement was terminable at the will of either Mr. Prude or the Company and contained non-competition and non-solicitation covenants, each of which were enforceable for one year after the date on which Mr. Prude’s employment with the Company terminated for any reason. The 1998 Prude Employment Agreement also stated that Mr. Prude could be eligible to receive a performance-based bonus as well as stock option awards. The Prude Severance Agreement provided that, in the event the Company terminated Mr. Prude’s employment without cause (as defined therein) within the first 18 months of a change in control (as defined therein), then Mr. Prude could be entitled to a severance payment in an amount equal to 12 months of his then-current base salary.

On June 5, 2006, the Board of Directors appointed Mr. Michael Prude as the Chief Operating Officer of the Company at an annual base salary of $225,000. On July 1, 2007, the Company entered into a new employment agreement with its Chief Operating Officer, Michael Prude (the ‘‘2007 Prude Employment Agreement’’). The 2007 Prude Employment Agreement was effective July 1, 2007, has a term of two (2) years, and shall automatically renew for subsequent one year terms, unless and until terminated by either party upon 60 days notice. The 2007 Prude Employment Agreement provides Mr. Prude with an annual base salary of $237,000, a discretionary annual bonus, participation in the Company’s stock option plan and a $1,000 per month allowance for car related expenses. The 2007 Prude Employment Agreement provides that during the initial term of the Agreement in the event of termination by the Company without cause, death or disability or by Mr. Prude for ‘‘Sufficient Reason’’, as defined in the Agreement, Mr. Prude will receive a severance allowance in an amount equal to nine (9) months of Mr. Prude’s then current base salary. If the contract is renewed after the initial term has expired, new severance terms will need to be re-negotiated between Mr. Prude and the Company. The agreement includes a one-year non-compete covenant commencing on termination of employment.

On April 26, 2006, the Company entered into an employment agreement with its Chief Financial Officer and Secretary, Salvatore M. Quadrino (the ‘‘2006 Quadrino Employment Agreement’’). The 2006 Quadrino Employment Agreement was effective as of May 1, 2006, has a term of two (2) years and shall automatically renew for subsequent one-year terms, unless and until terminated by either party upon 30 days notice. The 2006 Quadrino Employment Agreement calls for a salary of $180,000 per year, a discretionary annual bonus, participation in the Company’s stock option plan, with an initial grant of 20,000 options to purchase shares of the Company’s common stock, and use of a Company car. The 2006 Quadrino Employment Agreement provides that during the initial term of the Agreement in the event of termination by the Company without cause, death or disability or by Mr. Quadrino for ‘‘Sufficient Reason’’, as defined in the Agreement, Mr. Quadrino will receive a severance allowance in an amount equal to twelve (12) months of Mr. Quadrino’s then current base salary and all granted options become vested and exercisable. After the initial term of the 2006 Quadrino Agreement in the event of termination by the Company without cause, death or disability or by Mr. Quadrino for ‘‘Sufficient Reason’’, as defined in the 2006 Quadrino Agreement, Mr. Quadrino will receive a severance allowance in an amount equal to six (6) months of Mr. Quadrino’s then current base salary.

Impact of Tax and Accounting

As a general matter, the Compensation Committee always considers the various tax and accounting implications of compensation vehicles employed by the Company.

Section 162(m) of the code generally prohibits any publicly held corporation from taking a federal income deduction for compensation paid in excess of $1 million in any taxable year to the Chief Executive Officer and the next three highest compensated officers (other than the Chief Financial Officer). Exceptions are available for qualified performance-based compensation, among other things.

When determining amounts of long-term incentive grants to executives and employees, the Compensation Committee examines the accounting cost associated with the grants. Under Statement of Financial Accounting Standards 123R (‘‘SFAS 123R’’), grants of options, restricted stock, restricted stock units and other share-based payments result in an accounting charge for the Company. The accounting charge is equal to the fair value of the instruments being issued. For restricted stock, the cost is equal to the fair value of the stock on the date of grant multiplied by the number of shares granted. For options, the cost is equal to the Black-Scholes value on the date of grant multiplied by the number of shares granted. This expense is amortized over the requisite service period, or vesting period, of the instruments. Option grants and awards of performance based restricted stock are intended to be performance based under Section 162(m) of the code.

The following table sets forth certain information regarding compensation for services rendered in all capacities during the years ended December 31, 2007 and 2006 by our named executive officers. Compensation for each of 2007 and 2006 includes not only compensation earned in 2007 and 2006, but in the case of stock option awards, compensation recognized for financial statement reporting purposes with respect to such fiscal years.

Summary Compensation Table for 2007 and 2006

Name and Principal Position		Salary		Stock Options(a)	Non-Equity Incentive Plan Compensation		All Other Compensation(b)	Total
Shmuel BenTov(1)	2007	$360,000		$7,555	$—		$4,015	$371,570
Former Chairman, Director, Chief Executive Officer and President	2006	360,000		7,555	—		21,004	388,559

Michael Prude	2007	231,000	(2)	11,848	19,807	(4)	6,000	268,655
Chief Operating Officer	2006	225,000		15,213	—		—	240,213

Salvatore M. Quadrino	2007	180,000		19,399	—		1,600	200,999
Chief Financial Officer & Secretary	2006	156,000	(3)	13,022	—		800	169,822

(a)	This column represents the dollar amount recognized for financial statement reporting purposes under SFAS 123R with respect to fiscal 2007 and 2006 stock option grants as well for stock options granted in prior fiscal years, if applicable. The values in this column represent the accounting expense values incurred during the year and may not be equivalent to the actual value recognized by the named executive officer. The assumptions used in calculating these amounts are set forth in Note 1 to the Company’s Financial Statements for the fiscal years ended December 31, 2007 and 2006, respectively, which is located on pages F-9 to F-10 of the Company’s 2007 Annual Report on Form 10-K and pages F-11 to F-12 of the Company’s 2006 Annual Report on Form 10-K.
(b)	Includes payments with respect to life insurance, health insurance and car allowance.
(1)	Effective with the expiration of his employment agreement on March 31, 2008, Mr. BenTov, the former Chairman, Director, Chief Executive Officer and President of the Company, retired from all his positions with the Company and no longer serves in any capacity with the Company. The Board of Directors is currently searching for a Chief Executive Officer, and no employee serves in such capacity with the Company at this time.
(2)	Includes prorated portion ($112,500) from January 1, 2007 through June 30, 2007 of an annual salary of $225,000 plus a prorated portion ($118,500) from July 1, 2007 through December 31, 2007 of an annual salary of $237,000.
(3)	Includes prorated portion ($120,000) from May 1, 2006 through December 31, 2006 of an annual salary of $180,000 plus consulting fees of $36,000 for work performed during March and April of 2006.
(4)	Includes amounts earned for sales commission.

Aggregated Option Exercises in the Year Ended December 31, 2007
and Fiscal Year End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options Held at December 31, 2007 Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at December 31, 2007 Exercisable/Unexercisable
Shmuel BenTov(1)	—	—	13,125/1,875	$0/$0
Michael Prude	—	—	23,125/3,750	$6,212/$0
Salvatore M. Quadrino	—	—	5,000/15,000	$0/$0

(1)	Effective with the expiration of his employment agreement on March 31, 2008, Mr. BenTov, the former Chairman, Director, Chief Executive Officer and President of the Company, retired from all his positions with the Company and no longer serves in any capacity with the Company. The Board of Directors is currently searching for a Chief Executive Officer, and no employee serves in such capacity with the Company at this time.

Outstanding Equity Awards at Fiscal Year End for 2007

The following table provides certain information about all equity compensation awards held by the named executive officers as of December 31, 2007.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Grant Date	Option Exercise Price	Option Expiration Date	Number of Securities Underlying Unexercised Options Not Vested(a)	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stock that have not Vested
Shmuel BenTov(1)	7,500	(2)	12/1/1999	$15.50	12/1/2009	—	—	$—
	5,625	(2)	12/7/2004	5.90	12/7/2009	1,875	—	—
Michael Prude	5,625		3/31/2004	$3.36	3/31/2009	1,875	—	$—
	5,625		12/7/2004	5.90	12/7/2009	1,875	—	—
	1,875		12/15/2001	1.20	12/15/2011	—	—	—
	10,000		10/9/2002	1.41	10/9/2012	—	—	—
Salvatore M. Quadrino	5,000		5/1/2006	$5.82	5/1/2016	15,000	—	$—

(a)	Option Awards vest as follows:

	Vesting Date
	Mar. 31,	May 1,	Dec. 7,	May 1,	May 1,
Name	2008	2008	2008	2009	2010
Shmuel BenTov	—	—	1,875	—	—
Michael Prude	1,875	—	1,875	—	—
Salvatore M. Quadrino	—	5,000	—	5,000	5,000

(1)	Effective with the expiration of his employment agreement on March 31, 2008, Mr. BenTov, the former Chairman, Director, Chief Executive Officer and President of the Company, retired from all his positions with the Company and no longer serves in any capacity with the Company. The Board of Directors is currently searching for a Chief Executive Officer, and no employee serves in such capacity with the Company at this time.
(2)	Mr. BenTov has 90 days from his date of retirement on March 31, 2008 to exercise his 13,125 outstanding options.

Potential Post-Employment Payments and Benefits

The following table sets forth the potential payments if termination of employment or a change in control for each named executive officer had occurred on December 31, 2007. The values in this table reflect estimated payments associated with various termination scenarios.

Benefits and Payments upon Termination	Termination without cause or for good reason(a)	Termination with cause or for good reason	Change in control	Death or Disability
Shmuel BenTov(1)
Severance payment	$720,000	$—	$—	$360,000
Total	$720,000	$—	$—	$360,000
Michael Prude
Severance payment	$177,750	$—	$—	$—
Total	$177,750	$—	$—	$—
Salvatore M. Quadrino
Severance payment	$180,000	$—	$180,000	$—
Stock options(2)	116,400	—	—	—
Total	$296,400	$—	$180,000	$—

(a)	These represent rights that Mr. BenTov, Mr. Prude, and Mr. Quadrino would have under employment agreements discussed in more detail under ‘‘Employment Agreements’’. In addition, upon termination without cause or good reason, Mr. BenTov would be entitled to continue to receive certain deferred and earn-out payments under the Stock Purchase Agreement signed March 30, 2006 which would otherwise be forfeited as described in our Statement on Form 8-K filed with the SEC on April 3, 2006.
(1)	Effective with the expiration of his employment agreement on March 31, 2008, Mr. BenTov, the former Chairman, Director, Chief Executive Officer and President of the Company, retired from all his positions with the Company and no longer serves in any capacity with the Company. The Board of Directors is currently searching for a Chief Executive Officer, and no employee serves in such capacity with the Company at this time.
(2)	In accordance with his employment agreement, 20,000 stock options become immediately vested and exercisable at an exercise price of $5.82.

The 2005 BenTov Employment Agreement provides that in the event of termination (i) by the Company without cause or by Mr. BenTov in the event of a material breach of the employment agreement by the Company or a substantial diminution of his duties, Mr. BenTov would receive a lump sum severance allowance in an amount equal to two times his then annual base salary; (ii) as a result the incapacity or disability of Mr. BenTov, Mr. BenTov would be entitled to receive his then annual base salary during the one year that followed the termination notice; or (iii) as a result of Mr. BenTov’s death, Mr. BenTov’s estate would be entitled to receive a lump sum payment equal to his then annual base salary.

Effective with the expiration of his employment agreement on March 31, 2008, Mr. BenTov retired from the Company on that date and will no longer serve as the Company’s Chairman, Director, Chief Executive Officer and President or in any other capacity with the Company.

The 2007 Prude Employment Agreement provides that during the initial term of the Agreement in the event of termination by the Company without cause, death or disability or by Mr. Prude for ‘‘Sufficient Reason’’, as defined in the Agreement, Mr. Prude will receive a severance allowance in an amount equal to nine (9) months of his then-current base salary. If the contract is renewed after the initial term has expired, new severance terms will need to be re-negotiated between Mr. Prude and the Company.

The 2006 Quadrino Employment Agreement provides that during the initial term of the Agreement in the event of termination by the Company without cause, death or disability or by Mr. Quadrino for ‘‘Sufficient Reason’’, as defined in the Agreement, Mr. Quadrino will receive a severance allowance in an amount equal to twelve (12) months of Mr. Quadrino’s then current base salary and all granted options will become vested and exercisable. After the initial term of the 2006 Quadrino Agreement in the event of termination by the Company without cause, death or disability or by Mr. Quadrino for ‘‘Sufficient Reason’’, as defined in the 2006 Quadrino Agreement, Mr. Quadrino will receive a severance allowance in an amount equal to six (6) months of Mr. Quadrino’s then current base salary.

Director Compensation

The following table sets forth certain information regarding compensation for services rendered by the Company’s non-employee directors during the year ended December 31, 2007. During 2007, there were no stock awards granted to Directors and no other compensation was earned (including in the form of nonqualified deferred compensation earnings).

Name(a)	Fees Earned or Paid in Cash(b)
Rob Dhoble	$24,000
Dan Thomas	24,000
Srinivasaiyer Jambunathan	24,000
Divya Ramachandran	24,000
Kishan Ananthram	24,000
Shankar Ram(1)	18,000
Steven Mukamal(2)	10,000
William Miller(2)	10,000

(a)	Compensation for Shmuel BenTov, the Company’s former Chairman, Director, Chief Executive Officer and President, is reported in the Summary Compensation Table included in this Form 10-K/A.
(b)	On March 23, 2007, the Board of Directors approved an increase in non-employee directors’ compensation from $3,000 per quarter to $6,000 per quarter, effective as of the first quarter of 2007. Each director is reimbursed for travel and other reasonable expenses incurred as related to the business of the Company.
(1)	Mr. Ram resigned from the Board of Directors effective September 30, 2007.
(2)	Mr. Mukamal and Mr. Miller did not stand for re-election to the Board of Directors at the Company’s 2007 Annual Shareholder meeting held on May 23, 2007.

On March 23, 2007, the Board of Directors adopted and approved amendments to the Company’s Amended and Restated 1997 Stock Option and Award Plan (the ‘‘Plan’’) to eliminate Section 9.1.1 of the Plan, which granted to each new non-employee director who first becomes a non-employee director after the effective date of the Plan, an option to purchase 250 shares of the Company’s common stock (the ‘‘Shares’’), and Section 9.1.2 of the Plan, which granted each non-employee director who was re-elected as a non-employee director of the Company, an option to purchase 250 Shares upon re-election. The following table shows the number of stock options and stock awards held by each non-employee director as of December 31, 2007. The options represented in the table below were granted and had vested before the March 23, 2007 amendments to the Company’s stock option plan.

Name	Outstanding Stock Options	Outstanding Stock Awards	Grant Value(c)
Rob Dhoble	500	—	$1,150
Dan Thomas	500	—	734
Srinivasaiyer Jambunathan	250	—	405
Divya Ramachandran	250	—	405
Kishan Ananthram	250	—	405

(c)	Represents the SFAS123R expense.

Compensation Committee Interlocks and Insider Participation

From January 1, 2007 through May 23, 2007, the Compensation Committee was comprised of Messrs. Mukamal (Chairman), Thomas and Dhoble. On May 23, 2007, following the annual meeting of shareholders, Mr. Kishan Ananthram was appointed to the Compensation Committee, replacing Mr. Mukamal, as Chairman, and Ms. Divya Ramachandran was appointed to the Compensation Committee, replacing Mr. Thomas. As of April 30, 2008, the Compensation Committee is comprised of Messrs. Ananthram (Chairman), Dhoble and Ms. Ramachandran. None of the members of the Compensation Committee has ever been an officer or employee of the Company.

Kishan Grama Ananthram, a member of the Company’s Board of Directors, is the Chief Executive Officer of IonIdea and Mr. Ananthram and his spouse own all of the outstanding capital stock of IonIdea. The Company entered into a professional services agreement with IonIdea. For additional information, please see section Certain Relationships and Related Transactions.

Item 12.	Security Ownership of Certain Beneficial Owners and Management AND related stockholder matters.

The following table sets forth the number of shares of common stock beneficially owned as of April 30, 2008 by (i) each of the Company’s directors, (ii) each of the executive officers named in the Summary Compensation Table, (iii) all directors and officers of the Company as a group and (iv) each person known by the Company to own beneficially more than 5% of the Company’s common stock. As of April 30, 2008, 2,396,707 shares of the Company’s common stock were outstanding. Unless otherwise indicated in the table below, the address of each stockholder is c/o Helios & Matheson North America Inc., 77 Brant Avenue, Suite 320, Clark, NJ 07066.

	Shares of Common Stock Beneficially Owned(1)
Name	Number of Shares		Percent of Ownership
Helios & Matheson Information Technology Ltd.	1,244,546	(2)	52%
Shmuel BenTov, Former Chairman, Director, CEO and President	13,125	(3)	*
Michael Prude, COO	23,125	(4)	*
Salvatore M. Quadrino, CFO	5,000	(5)	*
Rabin Dhoble, Director	500	(6)	*
Dan Thomas, Director	500	(7)	*
Srinivasaiyer Jambunathan, Director	250	(8)	*
Divya Ramachandran, Director	250	(9)	*
Kishan Ananthram, Director	250	(10)	*
All Directors and Executive Officers as a group (8 Persons)	43,000	(11)	52%

(1)	As used in the tables above, ‘‘beneficial ownership’’ means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is deemed to have ‘‘beneficial ownership’’ of any security that such person has a right to acquire within 60 days of April 30, 2008. Any security that any person named above has the right to acquire within 60 days is deemed to be outstanding for purposes of calculating the ownership of such person but is not deemed to be outstanding for purposes of calculating the ownership percentage of any other person. Unless otherwise noted, the Company believes each person listed has the sole power to vote, or direct the voting of, and power to dispose, or direct the disposition of, all such shares. The table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission.
(2)	Helios & Matheson Information Technology, Ltd.’s, principal executive offices are located at #9 Nungambakkam High Road, Chennai 600034 India.
(3)	Consists of 13,125 shares of common stock issuable upon exercise of currently exercisable options. Mr. BenTov’s address is 130 Carthage Road, Scarsdale, NY 10583. Effective with the expiration of his employment agreement on March 31, 2008, Mr. BenTov, the former Chairman, Director, Chief Executive Officer and President of the Company, retired from all his positions with the Company and no longer serves in any capacity with the Company. The Board of Directors is currently searching for a Chief Executive Officer, and no employee serves in such capacity with the Company at this time.
(4)	Consists of 23,125 shares of common stock issuable upon exercise of currently exercisable options.
(5)	Consists of 5,000 shares of common stock issuable upon exercise of currently exercisable options.
(6)	Consists of 500 shares of common stock issuable upon exercise of currently exercisable options.
(7)	Consists of 500 shares of common stock issuable upon exercise of currently exercisable options.
(8)	Consists of 250 shares of common stock issuable upon exercise of currently exercisable options.
(9)	Consists of 250 shares of common stock issuable upon exercise of currently exercisable options.
(10)	Consists of 250 shares of common stock issuable upon exercise of currently exercisable options.
(11)	43,000 shares of common stock that may be acquired upon the exercise of options that have vested as of April 30, 2008.
*	Indicates less than 1%.

Item 13.	Certain Relationships and Related Transactions, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

On January 29, 2007, the Company entered into a professional services agreement with IonIdea, Inc. to provide certain professional services and equipment to the Company and its wholly owned subsidiary Helios & Matheson Global Services Private Limited. Kishan Grama Ananthram, a member of the Company’s Board of Directors, is the Chief Executive Officer of IonIdea and Mr. Ananthram and his spouse own all of the outstanding capital stock of IonIdea. The term of the professional services agreement expired on June 30, 2007. Currently, although no contract exists, the Company continues to use the professional services and equipment under the same terms as the prior agreement.

Helios & Matheson Information Technology Limited (‘‘Helios & Matheson Parent’’), an IT services organization with corporate headquarters in Chennai, India is the owner of approximately 52% of the Company’s outstanding common stock. Helios & Matheson Parent is the only parent of the Company.

Independent Directors

Upon consideration of the criteria and requirements regarding director independence set forth in NASDAQ Rules 4200 and 4350, the Board of Directors has determined that each of Messrs. Dhoble, Thomas, and Jambunathan meet the independence standards established by the National Association of Securities Dealers.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Accountant Fees

The following table sets forth the aggregate fees paid or expected to be paid for professional audit services rendered by Mercadien P.C., the Company’s independent principal accountant, for the fiscal years 2007 and 2006. The Audit Committee pre-approves all work and fees, which are performed by the Company’s independent auditors.

	2007	2006
Audit Fees	$155,250	$139,950
Audit-Related Fees	—	—
Tax Fees(1)	23,500	19,500
All other Fees	—	—
Total Fees	$178,750	$159,450

(1)	Includes fees paid to Mercadien P.C. in connection with the preparation of the Company’s income tax returns.

In addition, the Company paid Grant Thornton LLP, the Company’s independent principal accountant for fiscal year 2004, aggregate fees of $25,000 for its consent to the inclusion of the audited financial statements for the year ended December 31, 2004 in the Company’s Form 10-K for the year ended December 31, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(3)    Listing of Exhibits

Exhibit Number	Description of Exhibits
31.1	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIOS & MATHESON NORTH AMERICA INC.
By:	/s/ Salvatore M. Quadrino
Salvatore M. Quadrino, Chief Financial Officer(1) Date: April 30, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Salvatore M. Quadrino	Chief Financial Officer (Principal Financial and Accounting Officer)(1)	April 30, 2008

Salvatore M. Quadrino

/s/ Rabin Dhoble	Director	April 30, 2008

Rabin Dhoble

/s/ Daniel L. Thomas	Director	April 30, 2008

Daniel L. Thomas

/s/ Shri S. Jambunathan	Director	April 30, 2008

Shri S. Jambunathan

/s/ Divya Ramachandran	Director	April 30, 2008

Divya Ramachandran

/s/ Kishan Grama Ananthram	Director	April 30, 2008

Kishan Grama Ananthram

(1)	The Board of Directors is currently searching for a Chief Executive Officer, and no employee serves in such capacity with the Company at this time.

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
31.1	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.