Form 10-Q
period 2008-03-31
Helios & Matheson North America Inc.
filed 2008-05-14
CIK 1040792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-22945

HELIOS & MATHESON NORTH AMERICA INC.

(Exact Name of Registrant as Specified in Its Charter)

New York	13-3169913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 Park Avenue South New York, New York 10003	(212) 979-8228
(Address of Principal Executive Offices)	(Registrant’s Telephone Number, Including Area Code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of May 8, 2008, there were 2,396,707 shares of common stock, with $.01 par value per share, outstanding.

HELIOS & MATHESON NORTH AMERICA INC.

Part I. Financial Information

Item 1. Financial Statements

HELIOS & MATHESON NORTH AMERICA INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,766,845	$3,077,655
Accounts receivable – less allowance for doubtful accounts of $220,369 at March 31, 2008 and $221,970 at December 31, 2007	3,726,127	3,479,561
Unbilled receivables	212,374	32,754
Prepaid expenses and other current assets	260,043	279,625
Total current assets	5,965,389	6,869,595
Property and equipment, net	318,661	342,937
Goodwill	1,140,964	1,140,964
Deposits and other assets	151,159	151,350
Total assets	$7,576,173	$8,504,846
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,735,856	$1,807,033
Deferred revenue	130,508	178,018
Total current liabilities	1,866,364	1,985,051
Shareholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2008, and December 31, 2007.	—	—
Common stock, $.01 par value; 30,000,000 shares authorized; 2,396,707 issued and outstanding as of March 31, 2008 and December 31, 2007.	23,967	23,967
Paid-in capital	34,779,357	34,758,266
Accumulated other comprehensive income – foreign currency translation	799	1,655
Accumulated deficit	(29,094,314)	(28,264,093)
Total shareholders’ equity	5,709,809	6,519,795
Total liabilities and shareholders’ equity	$7,576,173	$8,504,846

See accompanying notes to consolidated financial statements.

HELIOS & MATHESON NORTH AMERICA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Revenues	$4,772,029	$5,876,394
Cost of revenues	3,787,484	3,905,643
Gross profit	984,545	1,970,751
Operating expenses:
Selling, general & administrative	1,785,602	1,766,459
Depreciation & amortization	44,126	44,911
	1,829,728	1,811,370
(Loss)/Income from operations	(845,183)	159,381
Other income(expense):
Interest income – net	19,462	54,919
	19,462	54,919
(Loss)/Income before income taxes	(825,721)	214,300
Provision for income taxes	4,500	2,832
Net (loss)/income	(830,221)	211,468
Other comprehensive loss – foreign currency adjustment	(856)	(987)
Comprehensive (loss)/income	$(831,077)	$210,481
Net (loss)/income per share
Basic	$(0.35)	$0.09
Diluted	$(0.35)	$0.09

See accompanying notes to consolidated financial statements.

HELIOS & MATHESON NORTH AMERICA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss)/income	$(830,221)	$211,468
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities, net of acquired assets:
Depreciation and amortization	44,126	44,912
Provision for doubtful accounts	15,000	15,000
Stock based compensation	21,090	30,411
Amortization of deferred financing cost	1,941	3,000
Write down of investment	—	87,059
Reduction of capital lease obligation	—	(72,629)
Changes in operating assets and liabilities:
Accounts receivable	(261,566)	60,397
Unbilled receivables	(179,620)	50,417
Prepaid expenses and other current assets	19,582	21,788
Deposits	(1,750)	—
Accounts payable and accrued expenses	(71,177)	(354,277)
Deferred revenue	(47,510)	(240,438)
Net cash used in operating activities	(1,290,105)	(142,892)
Cash flows from investing activities:
Purchase of property and equipment	(19,849)	(12,333)
Net cash used in investing activities	(19,849)	(12,333)
Cash flows from financing activities:
Proceeds from the exercise of stock options	—	4,464
Net cash provided by financing activities	—	4,464
Effect of foreign currency exchange rate changes on cash and cash equivalents	(856)	(987)
Net decrease in cash and cash equivalents	(1,310,810)	(151,748)
Cash and cash equivalents at beginning of period	3,077,655	3,849,056
Cash and cash equivalents at end of period	$1,766,845	$3,697,308
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes – net of refunds	$4,932	$152,610

See accompanying notes to consolidated financial statements

HELIOS & MATHESON NORTH AMERICA INC.

Notes to Consolidated Financial Statements

(Unaudited)

1) GENERAL:

These financial statements should be read in conjunction with Helios & Matheson North America Inc.’s (formerly The A Consulting Team, Inc.) (“Helios & Matheson” or the “Company”) Form 10-K and Form 10-K/A for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) and the accompanying financial statements and related notes thereto. The accounting policies used in preparing these financial statements are the same as those described in the Company’s Form 10-K and Form 10-K/A for the year ended December 31, 2007.

2) CONTROLLED COMPANY:

The Board of Directors has determined that Helios & Matheson is a “Controlled Company” for purposes of the NASDAQ listing requirements. A “Controlled Company” is a company of which more than 50% of the voting power is held by an individual, group or another company. Certain NASDAQ requirements do not apply to a “Controlled Company”, including requirements that: (i) a majority of its Board of Directors must be comprised of “independent” directors as defined in NASDAQ’s rules; and (ii) the compensation of officers and the nomination of directors be determined in accordance with specific rules, generally requiring determinations by committees comprised solely of independent directors or in meetings at which only the independent directors are present. The Board of Directors has determined that Helios & Matheson is a “Controlled Company” based on the fact that Helios & Matheson Information Technology, Ltd. (“Helios & Matheson Parent”) holds more than 50% of the voting power of the Company.

3) INTERIM FINANCIAL STATEMENTS:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 2008, the consolidated results of operations for the three month period ended March 31, 2008 and 2007 and cash flows for the three month period ended March 31, 2008 and 2007.

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Form 10-K filed by the Company for the year ended December 31, 2007.

The consolidated results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

In management’s opinion, cash flows from operations and borrowing capacity combined with cash on hand will provide adequate flexibility for funding the Company’s working capital obligations for the next twelve months.

4) STOCK BASED COMPENSATION:

At March 31, 2008, the Company has a stock based compensation plan, which is described as follows:

The Company adopted a Stock Option Plan (the “Plan”) that provides for the grant of stock options that are either “incentive” or “non-qualified” for federal income tax purposes. The Plan provides for the issuance of a maximum of 460,000 shares of common stock (subject to adjustment pursuant to customary anti-dilution provisions). Stock options vest over a period between one to four years.

The exercise price per share of a stock option is established by the Compensation Committee of the Board of Directors in its discretion but may not be less than the fair market value of a share of common stock as of the date of grant. The aggregate fair market value of the shares of common stock with respect to which “incentive” stock options first become exercisable by an individual to whom an “incentive” stock option is granted during any calendar year may not exceed $100,000.

Stock options, subject to certain restrictions, may be exercisable any time after full vesting for a period not to exceed ten years from the date of grant. Such period is to be established by the Company in its discretion on the date of grant. Stock options terminate in connection with the termination of employment.

Effective January 1, 2006, the Company adopted the modified prospective application method as specified by Financial Accounting Standards Board Statement 123 (revised 2004), Share Based Payment (Statement 123 (R)), whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated using pro forma disclosures under Statement 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123 (R). For the three month period ended March 31, 2008 and 2007, the Company recorded stock based compensation expense under the provisions of Statement 123 (R) of $21,090 and $30,411, respectively.

Information with respect to options under the Company’s Plan is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance – December 31, 2007	129,000	$4.96
Granted during 2008	—	—
Exercised during 2008	—	—
Forfeited during 2008	—	—
Balance – March 31, 2008	129,000	$4.96

The following table summarizes the status of the stock options outstanding and exercisable at March 31, 2008:

Stock Options Outstanding
Exercise Price Range	Weighted Average Exercise Price	Number of Options	Weighted- Remaining Contractual Life	Number of Stock Options Exercisable
$0.00 – $4.80	$ 2.760	61,000	2.8 years	57,250
$4.80 – $9.60	$ 5.873	60,500	3.8 years	35,375
$14.40 – $19.20	$15.504	7,500	1.7 years	7,500
		129,000		100,125

At March 31, 2008, 100,125 stock options were exercisable with a weighted average exercise price of $4.76.

5) NET INCOME/(LOSS) PER SHARE:

The following table sets forth the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
Numerator for basic net (loss) / income per share
Net (loss)/income	$(830,221)	$211,468
Net (loss)/income available to common stockholders	$(830,221)	$211,468
Numerator for diluted net (loss) / income per share
Net (loss)/income available to common stockholders & assumed conversion	$(830,221)	$211,468
Denominator:
Denominator for basic (loss)/income per share – weighted-average shares	2,396,707	2,384,494
Effect of dilutive securities:
Employee stock options	—	18,450
Denominator for diluted (loss)/income per share – adjusted weighted-average shares	2,396,707	2,402,944
Basic earnings (loss)/income per share:
Net (loss)/income	$(0.35)	$0.09
Diluted earnings (loss)/income per share:
Net (loss)/income	$(0.35)	$0.09

During the three month period ended March 31, 2008, all options and warrants outstanding were excluded from the computation of net loss per share because the effect would have been anti-dilutive. During the three month period ended March 31, 2007, there were 122,875 options that were excluded from the computation of diluted earnings per share because the options were not vested or the exercise price was in excess of the fair market value.

6) CONCENTRATION OF CREDIT RISK:

The revenues of four customers represented approximately 17%, 15%, 13% and 13% of the revenues for the three month period ended March 31, 2008. The revenues of two customers represented approximately 31% and 14% of revenues for the same period in 2007. No other customer represented greater than 10% of the Company’s revenues for such periods.

7) CREDIT ARRANGEMENT:

The Company has entered into a Restated and Amended Loan and Security Agreement (“the Loan Agreement”) with Keltic Financial Partners, LP, (“Keltic”) which is effective as of June 27, 2007 and expires June 27, 2009. Under the Loan Agreement, the Company has a line of credit up to $1.0 million based on the Company’s eligible accounts receivable balances at an interest rate that varies based on the extent of usage in any given calendar year from a minimum of prime to a maximum of prime plus 0.75% assuming no event of default under the Loan Agreement. Net availability at March 31, 2008 was approximately $1.0 million. The Loan Agreement has certain financial covenants that shall apply only if the Company has any outstanding obligations to Keltic including borrowing under the facility. The Company had no outstanding balance at March 31, 2008, or at December 31, 2007, under the Loan Agreement.

8) CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The Company has the following commitments as of March 31, 2008: long term obligations of certain employment contracts and operating lease obligations. The Company has two operating leases: one for its corporate headquarters located in New York and the other for its branch office in New Jersey.

The Company’s commitments at March 31, 2008, are comprised of the following:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Long Term Obligations
Employment Contracts (1)	311,250	192,750	118,500	—	—
Operating Leases
Rent (2)	1,552,041	312,598	789,406	450,037	—
Total	$1,863,291	$505,348	$907,906	$450,037	$—

(1)

As of March 31, 2008, the Company had employment agreements with its two named executive officers (Salvatore M. Quadrino, the Company’s Chief Financial Officer, and Michael Prude, the Company’s Chief Operating Officer). The employment agreement with Mr. Quadrino expired on April 30, 2008 and was subsequently amended on May 9, 2008 effective May 1, 2008. The amounts included for Long Term Obligations in the table above do not reflect the amended employment agreement. Under the amended agreement, Mr. Quadrino will serve in a dual capacity as Chief Financial Officer and Interim Chief Executive Officer while the Board of Directors continues its on going search for a Chief Executive Officer. When the Board of Directors hires a Chief Executive Officer, Mr. Quadrino will revert back to his original role as Chief Financial Officer. The amended agreement provides Mr. Quadrino with an annual base salary of $200,000 for his role as Chief Financial Officer. In addition, on a month-to-month basis, Mr. Quadrino will receive an additional $5,000 per month for his role as Interim Chief Executive Officer. Under the amended agreement, the Less Than 1 Year column for Long Term Obligations in the table above would be $326,083, the 1 - 3 Years column would be $218,500 and the Total column would be $544,583.

(2)	The Company has a New York facility with a lease term expiring July 31, 2012 and a New Jersey facility with a lease term expiring August 31, 2010.

As of March 31, 2008, the Company does not have any “Off Balance Sheet Arrangements”.

9) PROVISION FOR INCOME TAXES

The provision for income taxes as reflected in the consolidated statements of operations varies from the expected statutory rate primarily due to a provision for minimum state taxes and the recording of additional valuation allowance against deferred tax assets. Internal Revenue Code Section 382 (“Code”) places a limitation on the utilization of Federal net operating loss and other credit carry-forwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percentage point change in ownership occurs. On September 5, 2006, Helios & Matheson Parent acquired a greater than 50 percent ownership of the Company. Accordingly, the actual utilization of the net operating loss carry-forwards for tax purposes are limited annually under Code to a percentage (currently about four and a half percent) of the fair market value of the Company at the date of this ownership change. Taxable income generated during the three months ended March 31, 2008 is not expected to exceed this limitation. The Company maintains a valuation allowance against additional deferred tax assets arising from net operating loss carry-forwards since, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

10) SUBSEQUENT EVENTS

On May 9, 2008, the Company entered into an amended employment agreement with Mr. Salvatore M. Quadrino (the “Amended Quadrino Agreement”) whereby Mr. Quadrino continues to be employed as the Chief Financial Officer of the Company. In addition, the Company offered and Mr. Quadrino has accepted the responsibility of Interim Chief Executive Officer of the Company, to serve in this additional capacity, while the Board of Directors continues its on going search for a Chief Executive Officer.

The Amended Quadrino Agreement is dated as of May 9, 2008 and is effective as of May 1, 2008, expires on June 30, 2009 and shall automatically renew for subsequent one-year terms, unless and until terminated by either party with at least 30 days notice. The Amended Quadrino Agreement provides Mr. Quadrino with an annual base salary of $200,000 for his role as Chief Financial Officer and an additional $60,000 per year for his role as Interim Chief Executive Officer. This additional compensation will be withdrawn when the Company hires a Chief Executive Officer and Mr. Quadrino reverts back to his original role as Chief Financial Officer. In addition to his annual base salary, Mr. Quadrino is eligible to receive a performance based bonus, to continue to participate in the Company’s stock option and award plan and to continue to use a Company car.

The Amended Quadrino Agreement provides that in the event of termination by the Company without “Cause” (as defined in the Amended Quadrino Agreement), death or disability or by Mr. Quadrino for “Sufficient Reason,” (as defined in the Amended Quadrino Agreement), Mr. Quadrino will receive a severance allowance in an amount equal to six months of Mr. Quadrino’s then current base salary. In the event the Company terminates Mr. Quadrino without cause within six months after the appointment of a new Chief Executive Officer, Mr. Quadrino will receive an additional severance allowance in an amount equal to three months of Mr. Quadrino’s then current base salary. The Quadrino Agreement includes a one-year non-compete covenant commencing on termination of employment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of significant factors affecting the Company’s operating results, liquidity and capital resources should be read in conjunction with the accompanying financial statements and related notes.

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the SEC. Such forward-looking statements involve risk and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements may include, without limitation, statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. The important factors on which such statements are based, include but are not limited to, assumptions concerning the anticipated growth of the information technology industry, the continued needs of current and prospective customers for the Company’s services, the availability of qualified professional staff, and price and wage inflation.

Overview

Since 1983, Helios & Matheson has provided IT services and solutions to Fortune 1000 companies and other large organizations. In 1997, Helios & Matheson became a public company headquartered in New York, New York. In addition, the Company has offices in Clark, New Jersey and Bangalore, India. The Company’s common stock is currently listed on NASDAQ Capital Market CM under the symbol “HMNA”. Prior to January 30, 2007, the Company’s name was The A Consulting Team, Inc.

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

The Company is dedicated to providing cost efficient competitive services to its clients through its Flexible Delivery Model which allows for dynamically configurable Onsite, Onshore or Offshore service delivery based on the needs of the clients. This capability is made possible by the Company’s investment in Helios and Matheson Global Services Private Limited (“HMGS”), the Company’s subsidiary operating in Bangalore, India. The Company’s ability to blend more offshore work into its pricing should allow it to be more price competitive.

On April 7, 2008, the Executive Committee of the Board of Directors established a sub-committee named the Transformation Committee, the purpose of which is to work with management and effect the transformation of the Company to one that is capable of delivering a higher percentage of its services through outsourcing and offshoring solutions. In this regard, the Company will explore the appropriateness of moving functions such as recruiting, solutions delivery and finance and administration offshore in an effort to become more price competitive while maintaining high quality services for our clients.

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

The Company believes that its business, operating results and financial condition have been harmed by the recent economic downturn. A significant portion of the Company’s major customers are in the financial services industry and have come under considerable pressure as a result of the recent developments in the financial markets. Spending on IT consulting services is largely discretionary, and the Company has experienced a delay in the start of projects from existing customers and extended lead times in closing new projects, both of which have impacted revenue growth through the first quarter of 2008.

Beginning in 2006 and continuing through the fourth quarter of 2007, the Company expanded its sales and recruiting resources in an effort to increase its revenues in both the short and long-term. This effort, however, has been unsuccessful through the first quarter of 2008 as indicated by the decline in the Company’s revenue. The Company can not guarantee that future operating results will improve.

For the three months ending March 31, 2008, approximately 60% of the Company’s consulting services revenues were generated from the hourly billing of its consultants’ services to its clients under time and materials engagements, as compared to approximately 55% for the three months ending March 31, 2007, with the remainder generated under fixed-price engagements. The Company has established standard-billing guidelines for consulting services based on the types of services offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a semi-monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.

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

The Company’s most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company’s operating performance is primarily based upon billing margins (billable hourly rate less the consultant’s hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). Due to a continued decline in consulting revenue and consultant utilization, the Company’s gross margin for the three months ended March 31, 2008 was 20.6% as compared to 33.5% for the three months ended March 31, 2007 which included a significantly higher margin project. Large portions of the Company’s engagements are on a time and materials basis. While most of the Company’s engagements allow for periodic price adjustments to address, among other things, increases in consultant costs, to date clients have been averse to accepting cost increases. In addition, an increasing number of the Company’s clients are outsourcing the management of their time and material engagements to external Vendor Management Organizations (“VMOs”) who are responsible for monitoring the costs of external service providers. The Company has been challenged with the price compression created by the VMOs, as well as, absorbing the costs associated with the VMOs, both of which have “squeezed” gross margin.

Helios & Matheson actively manages its personnel utilization rates by monitoring project requirements and timetables. Helios & Matheson’s utilization rate for the three months ending March 31, 2008, was approximately 71% as compared to 73% for the three months ending March 31, 2007. The decrease in employee utilization is consistent with the delay in the start of new projects initially scheduled for the first quarter of 2008 but pushed back to the second quarter. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in Helios & Matheson’s training programs in order to expand their technical skill sets. The Company carefully monitors consultants that are not utilized. While the Company has established guidelines for the amount of non-billing time that it allows before a consultant is terminated, actual terminations vary as circumstances warrant.

On July 19, 2002, the Company acquired all of the common stock of International Object Technology, Inc. (“IOT”). The purchase price of the acquisition exceeded the fair market value of the net assets acquired, resulting in the recording of goodwill currently stated at $1,140,964 on the balance sheet. IOT provided data management and business intelligence solutions, technology consulting and project management services. During the first quarter of 2006, IOT’s operations were fully integrated into Helios & Matheson.

On April 11, 2005, the Company completed an investment in HMGS, an offshore joint venture, in the amount of $250,000, which represented approximately a 68% ownership. A minority partner invested $100,000 for the remaining 32% ownership. From April 11, 2005 to September 2005, the Company recorded its proportionate ownership share of the results of HMGS. In September 2005, the Company increased its ownership to 100% by purchasing the minority partners investment for $100,000. From September 2005 to March 31, 2008, the Company has consolidated the results of HMGS in its financial statements.

On March 30, 2006, Helios & Matheson Parent, an IT services organization with its corporate headquarters in Chennai, India, purchased 1,024,697 shares of the Company’s common stock from Mr. BenTov, who served at the time as the Company’s Chairman, Director, Chief Executive Officer and President, and his family members, which represented approximately 43% of the Company’s outstanding common stock. On September 5, 2006 Helios & Matheson Parent increased their ownership to approximately 52%. Helios & Matheson Parent is a publicly listed company on three stock exchanges in India, the National Stock Exchange (NSE), the Stock Exchange, Mumbai (BSE) and Madras Stock Exchange (MSE) and is included in the Bombay Stock Exchange 500 Stock Index.

The Company had a minority investment in Methoda Computer Ltd. (“Methoda”), a methodology provider and knowledgebase for IT management and software engineering based in Israel. Repeated attempts by the Company to obtain current financial and operational information relating to this investment were unsuccessful. During the first quarter of 2007, the Company wrote off, to Selling, General and Administrative expenses, its investment in Methoda of $87,000.

The Company acquired a 51% ownership interest in T3 Media as a result of several investments in 1998 and 1999. Due to deterioration in performance and market conditions for T3 Media’s services, the operations of T3 Media ceased in the second quarter of 2001. T3 Media had entered into a series of capital lease obligations, which the Company had guaranteed, to finance its expansion plans, covering leasehold improvements, furniture and computer-related equipment. The balance outstanding under such leases was $291,000 and was included in accounts payable and accrued expenses on the balance sheet as of December 31, 2006. In 2007, the Company reduced this liability ratably over the year, consistent with the decrease in exposure that diminished over time. During the first quarter of 2007, the write down was $73,000 and is reflected in Selling, General and Administrative expenses.

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

Results of Operations

The following table sets forth the percentage of revenues of certain items included in the Company’s Statements of Operations:

	Three Months Ended March 31,
	2008	2007
Revenues	100.0%	100.0%
Cost of revenues	79.4%	66.5%
Gross profit	20.6%	33.5%
Operating expenses	38.3%	30.8%
(Loss)/Income from operations	(17.7)%	2.7%
Net (loss)/income	(17.4)%	3.6%

Comparison of The Three Months Ended March 31, 2008 to The Three Months Ended March 31, 2007

Revenues. Revenues for the three months ended March 31, 2008 were $4.8 million compared to $5.9 million for the three months ended March 31, 2007. This decrease is primarily a result of a decline in consulting revenue due to extended lead times in replacing completed projects as well as a decline in new business from existing customers, many of whom have been adversely affected by the current slow-down of the economy.

Gross Profit. The gross profit for the three months ended March 31, 2008 was $985,000, a decrease of $986,000 from the prior year comparable period. As a percentage of total revenues, gross margin for the three months ended March 31, 2008 was 20.6% compared to 33.5% for the three months ended March 31, 2007. Excluding a significantly higher margin project completed during the first quarter of 2007, the Company’s gross margin for the three month’s ended March 31, 2007 was 22.8%. Gross margin has declined primarily as a result of a decrease in higher margin project revenue, increases in VMO fees and price compression on staffing assignments.

Operating Expenses. Operating expenses are comprised of Selling, General and Administrative (“SG&A”) expenses, and depreciation and amortization. SG&A expenses for the three months ended March 31, 2008 were relatively unchanged from the 2007 comparable period level of $1.8 million. Cost reduction initiatives associated with various general and administrative expenses including, but not limited to, health insurance, legal fees and other professional fees were offset by increases in areas such as rent expense, consulting fees and other expenses associated with the Company’s decision to heighten its sales and marketing effort. Depreciation and amortization expenses were relatively unchanged from the 2007 comparable period.

Taxes. Taxes increased $2,000 from $3,000 for the three months ended March 31, 2007 to $5,000 for the three months ended March 31, 2008. The amount recorded during the first quarter of 2008 was comprised solely of a tax provision for minimum State taxes.

Net (Loss)/Income. As a result of the above, the Company had a net loss of ($830,000) or ($0.35) per basic and diluted share for the three months ended March 31, 2008 compared to net income of $211,000 or $0.09 per basic and diluted share for the three months ended March 31, 2007.

Liquidity and Capital Resources

The Company’s cash balances were approximately $1.8 million at March 31, 2008 and $3.1 million at December 31, 2007. Net cash used in operating activities for the three months ended March 31, 2008 was approximately $1.3 million compared to net cash used in operating activities of $143,000 for the three months ended March 31, 2007. The increase in net cash used is primarily a result of losses during the fourth quarter of 2007 and the first quarter of 2008 as well as a slow-down in payments from clients as evidenced by an increase in the Company’s days of sales outstanding.

The Company had an operating loss during the three months ended March 31, 2008 of ($845,000) and a net loss of ($830,000). During the three months ended March 31, 2007, the Company had operating income of $159,000 and net income of $211,000. There is no guarantee that the Company can achieve profitability on a quarterly or annual basis in the future.

The Company’s accounts receivable, less allowance for doubtful accounts, at March 31, 2008 and December 31, 2007 were $3.9 million and $3.5 million, respectively, representing 74 and 60 days of sales outstanding, respectively. The accounts receivable at March 31, 2008 and December 31, 2007 included $212,000 and $33,000 of unbilled revenue, respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.

Net cash used in investing activities was approximately $20,000 and $12,000 for the three month periods ended March 31, 2008 and 2007, respectively, comprised solely of additions to property and equipment.

Net cash provided by financing activities was $0 and $4,000 for the three months ended March 31, 2008 and 2007, respectively.

The Company has entered into a Restated and Amended Loan and Security Agreement (“the Loan Agreement”) with Keltic Financial Partners, LP, (“Keltic”) which is effective as of June 27, 2007 and expires June 27, 2009. Under the Loan Agreement, the Company has a line of credit up to $1.0 million based on the Company’s eligible accounts receivable balances at an interest rate that varies based on the extent of usage in any given calendar year from a minimum of prime to a maximum of prime plus 0.75% assuming no event of default under the Loan Agreement. Net availability at March 31, 2008, was approximately $1.0 million. The Loan Agreement has certain financial covenants that shall apply only if the Company has any outstanding obligations to Keltic including borrowing under the facility. The Company had no outstanding balance at March 31, 2008, or at December 31, 2007, under the Loan Agreement.

In management’s opinion, cash flows from operations and borrowing capacity combined with cash on hand will provide adequate flexibility for funding the Company’s working capital obligations for the next twelve months.

For the three months ended March 31, 2008, no shares of common stock were issued pursuant to the exercise of options issued under the Company’s stock option plan. No other shares of common stock were issued pursuant to the exercise of options issued under the Company’s stock option plan.

Off Balance Sheet Arrangements

As of March 31, 2008, the Company does not have any “Off Balance Sheet Arrangements”.

Contractual Obligations and Commitments

The Company has the following commitments as of March 31, 2008: long term obligations of certain employment contracts and operating lease obligations. The Company has two operating leases: one for its corporate headquarters located in New York and the other for its branch office in New Jersey. The Company’s commitments at March 31, 2008 are reflected and further detailed in the Contractual Obligation table located in Part I, Item 1, Note 8 of this Form 10-Q.

Recent Accounting Pronouncements

None.

Inflation

The Company has not suffered material adverse affects from inflation in the past. However, a substantial increase in the inflation rate in the future may adversely affect customers’ purchasing decisions, may increase the costs of borrowing or may have an adverse impact on the Company’s margins and overall cost structure.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company has not entered into market risk sensitive transactions required to be disclosed under this item.

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, has concluded that its disclosure controls and procedures are effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to it by others within these entities.

Management Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statement for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of December 31, 2007, the end of our last fiscal year. Management based its assessment on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by both an external independent third party serving as our internal audit organization and our internal finance department.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of our last fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors. In addition, on a quarterly basis we evaluate any changes to our internal control over financial reporting to determine if material changes occurred.

The Company’s 2007 Annual Report on Form 10-K did not include an attestation report of Mercadien P.C., Certified Public Accountants, the Company’s registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in the Company’s Annual Report.

Management’s Report on Internal Controls Over Financial Reporting shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Changes in internal controls. There were no significant changes in the Company’s internal control over financial reporting in connection with the evaluation that occurred during its first fiscal quarter of 2008 that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The Company’s 2007 Annual Report on Form 10-K and Form 10-K/A includes a detailed discussion of risk factors. Additional risks or uncertainties not currently known to the Company or that the Company deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in the Company’s Form 10-K for the year ended December 31, 2007.

Capital Requirements

The Company may be unable to meet its future capital requirements. The Company’s cash balances were approximately $1.8 million at March 31, 2008 as compared to approximately $3.7 million at March 31, 2007. Cash used in operating activities for the three months ended March 31, 2008 was approximately $1.3 million as a result of losses during the fourth quarter of 2007 and the first quarter of 2008 as well as a slow-down in payments from clients as evidenced by an increase in the Company’s days of sales outstanding from 60 days as of December 31, 2007 to 74 days as of March 31, 2008. The Company has sustained losses for four consecutive quarters, and there can be no assurance that such losses will not continue in the future. Additionally, while the Company believes that its current allowance for doubtful accounts is adequate, there can be no guarantee that all amounts due will ultimately be collected.

The Company has a line of credit up to $1.0 million with Keltic Financial Partners, LP (“Keltic”) based on the Company’s eligible accounts receivable balances with net availability at March 31, 2008 of approximately $1.0 million. The line of credit, however, may be inadequate to satisfy the Company’s liquidity demands if the downturn in the Company’s business continues, and the Company may require additional financing in the future in order to continue to implement its product and services development, marketing and other corporate programs. The Company, however, may not be able to obtain such financing on acceptable terms or at all. Without additional financing, the Company may be forced to delay, scale back or eliminate some or all of its product and services development, marketing and other corporate programs. Even if the Company is able to obtain additional financing, the terms may contain restrictive covenants that might negatively affect the Company’s shares of common stock, such as limitations on payments of dividends or, in the case of a debt financing, reduced earnings due to interest expenses. Any further issuance of equity securities would likely have a dilutive effect on the holders of the Company’s shares of common stock. The Company’s business, operating results and financial condition may be materially harmed if the Company cannot obtain additional financing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Effective with the termination of his employment agreement on March 31, 2008, Mr. BenTov, the former Chairman, Director, Chief Executive Officer and President of the Company, retired from all of his positions with the Company and no longer serves in any capacity with the Company. The Board of Directors is currently searching for a Chief Executive Officer and no employee serves in such capacity with the Company at this time.

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

3.3	Second Amended and Restated By-Laws of the Registrant, dated June 20, 2007, incorporated by reference to Exhibit 3.3 on Form 8-K, as previously filed with the SEC on June 22, 2007.
10.1	Amended Quadrino Employment Agreement.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIOS & MATHESON NORTH AMERICA INC.

	By:	/s/ Salvatore M. Quadrino
Date: May 14, 2008		Salvatore M. Quadrino Chief Executive Officer and Chief Financial Officer