Form 10-Q
period 2008-06-30
Helios & Matheson North America Inc.
filed 2008-08-14
CIK 1040792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of August 8, 2008, there were 2,396,707 shares of common stock, with $.01 par value per share, outstanding.

HELIOS & MATHESON NORTH AMERICA INC.

Part I. Financial Information
Item 1. Financial Statements
HELIOS & MATHESON NORTH AMERICA INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,640,803	$3,077,655
Accounts receivable- less allowance for doubtful accounts of $199,489 at June 30, 2008, and $221,970 at December 31, 2007	3,360,846	3,479,561
Unbilled receivables	79,960	32,754
Prepaid expenses and other current assets	313,783	279,625

Total current assets	5,395,392	6,869,595
Property and equipment, net	295,709	342,937
Goodwill	1,140,964	1,140,964
Deposits and other assets	149,218	151,350

Total assets	$6,981,283	$8,504,846

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,624,121	$1,807,033
Deferred revenue	177,502	178,018

Total current liabilities	1,801,623	1,985,051

Shareholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2008, and December 31, 2007	—	—
Common stock, $.01 par value; 30,000,000 shares authorized; 2,396,707 issued and outstanding as of June 30, 2008; 2,396,707 issued and outstanding as of December 31, 2007	23,967	23,967
Paid-in capital	34,795,696	34,758,266
Accumulated other comprehensive (loss)/income — foreign currency translation	(554)	1,655
Accumulated deficit	(29,639,449)	(28,264,093)

Total shareholders’ equity	5,179,660	6,519,795

Total liabilities and shareholders’ equity	$6,981,283	$8,504,846

See accompanying notes to consolidated financial statements.

HELIOS & MATHESON NORTH AMERICA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$9,607,982	$10,609,764	$4,835,953	$4,733,370
Cost of revenues	7,759,236	7,480,251	3,971,752	3,574,608

Gross profit	1,848,746	3,129,513	864,201	1,158,762
Operating expenses:
Selling, general & administrative	3,154,739	3,472,664	1,369,137	1,706,205
Depreciation & amortization	88,953	94,157	44,827	49,246

	3,243,692	3,566,821	1,413,964	1,755,451

Loss from operations	(1,394,946)	(437,308)	(549,763)	(596,689)
Other income(expense):
Interest income-net	28,590	92,911	9,128	37,992

	28,590	92,911	9,128	37,992

Loss before income taxes	(1,366,356)	(344,397)	(540,635)	(558,697)
Provision for income taxes	9,000	11,832	4,500	9,000

Net loss	(1,375,356)	(356,229)	(545,135)	(567,697)
Other comprehensive (loss)/income — foreign currency adjustment	(2,209)	5,227	(1,353)	6,214

Comprehensive loss	$(1,377,565)	$(351,002)	$(546,488)	$(561,483)

Net loss per share
Basic	$(0.57)	$(0.15)	$(0.23)	$(0.24)

Diluted	$(0.57)	$(0.15)	$(0.23)	$(0.24)

See accompanying notes to consolidated financial statements.

HELIOS & MATHESON NORTH AMERICA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(1,375,356)	$(356,229)
Adjustments to reconcile net loss to net cash used in operating activities, net of acquired assets:
Depreciation and amortization	88,953	94,157
Provision for doubtful accounts	30,000	13,000
Stock based compensation	37,430	60,738
Amortization of deferred financing cost	3,882	6,000
Write down of investment	—	87,059
Reduction of capital lease obligation	—	(119,758)
Changes in operating assets and liabilities:
Accounts receivable	88,715	272,269
Unbilled receivables	(47,206)	223,768
Prepaid expenses and other current assets	(34,158)	(47,168)
Deposits	(1,750)	(44,441)
Accounts payable and accrued expenses	(182,912)	(389,211)
Deferred revenue	(516)	(247,967)

Net cash used in operating activities	(1,392,918)	(447,783)

Cash flows from investing activities:
Purchase of property and equipment	(41,725)	(53,642)

Net cash used in investing activities	(41,725)	(53,642)

Cash flows from financing activities:
Proceeds from the exercise of stock options	—	10,931

Net cash provided by financing activities	—	10,931
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,209)	5,227

Net decrease in cash and cash equivalents	(1,436,852)	(485,267)
Cash and cash equivalents at beginning of period	3,077,655	3,849,056

Cash and cash equivalents at end of period	$1,640,803	$3,363,789

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—

Cash paid during the period for income taxes — net of refunds	$4,932	$152,610

See accompanying notes to consolidated financial statements.

HELIOS & MATHESON NORTH AMERICA INC.
Notes to Consolidated Financial Statements
(Unaudited)
1) GENERAL:
These financial statements should be read in conjunction with the financial statements contained in Helios & Matheson North America Inc.’s (“Helios & Matheson” or the “Company”) Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) and the accompanying financial statements and related notes thereto. The accounting policies used in preparing these financial statements are the same as those described in the Company’s Form 10-K for the year ended December 31, 2007.
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
3) INTERIM FINANCIAL STATEMENTS:
In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 2008, the consolidated results of operations for the three and six month periods ended June 30, 2008 and 2007 and cash flows for the six month period ended June 30, 2008 and 2007.
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
The consolidated results of operations for the six month period ended June 30, 2008 are not necessarily indicative of the results to be expected for any other interim period or for the full year.
For the twelve months ended December 31, 2007 and the three and six month periods ended June 30, 2008, the Company reported operating losses of approximately ($1.1) million, ($550,000) and ($1.4) million, respectively. While the Company continues to focus on revenue growth and cost reductions, including but not limited to outsourcing and off-shoring solutions, to improve its financial condition, there can be no assurance that the Company will be profitable in future periods.
In management’s opinion, cash flows from operations and borrowing capacity combined with cash on hand will provide adequate flexibility for funding the Company’s working capital obligations for the next twelve months.
4) STOCK BASED COMPENSATION:
The Company has a stock based compensation plan, which is described as follows:
The Company’s Stock Option Plan (the “Plan”) provides for the grant of stock options that are either “incentive” or “non-qualified” for federal income tax purposes. The Plan provides for the issuance of a maximum of 460,000 shares of common stock (subject to adjustment pursuant to customary anti-dilution provisions). Stock options vest over a period between one to four years.
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
Effective January 1, 2006, the Company adopted the modified prospective application method as specified by Financial Accounting Standards Board Statement 123 (revised 2004), Share Based Payment (Statement 123 (R)), whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated using pro forma disclosures under Statement 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123 (R). For the three month period ended June 30, 2008 and 2007, the Company recorded stock based compensation expense under the provisions of Statement 123 (R) of $16,339 and $30,327, respectively.
Information with respect to options under the Company’s Plan is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Balance — December 31, 2007	129,000	$4.96
Granted during 1st Qtr 2008	—	—
Exercised during 1st Qtr 2008	—	—
Forfeited during 1st Qtr 2008	—	—

Balance — March 31, 2008	129,000	$4.96
Granted during 2nd Qtr 2008	—	—
Exercised during 2nd Qtr 2008	—	—
Forfeited during 2nd Qtr 2008	5,000	$5.90

Balance — June 30, 2008	124,000	$4.92
The following table summarizes the status of the stock options outstanding and exercisable at June 30, 2008:

Stock Options Outstanding
				Number of
	Weighted		Weighted-	Stock
Exercise Price	Average	Number of	Remaining	Options
Range	Exercise Price	Options	Contractual Life	Exercisable
$0.00 – $4.80	$2.760	61,000	2.5 years	57,250
$4.80 – $9.60	$5.873	55,500	3.7 years	36,625
$14.40 – $19.20	$15.504	7,500	1.4 years	7,500

		124,000		101,375

At June 30, 2008, 101,375 stock options were exercisable with a weighted average exercise price of $4.77.

5) NET INCOME/(LOSS) PER SHARE:
The following table sets forth the computation of basic and diluted net loss per share for the six months and the three months ended June 30, 2008 and 2007.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator for basic net loss per share
Net loss	$(1,375,356)	$(356,229)	$(545,135)	$(567,697)

Net loss available to common stockholders	$(1,375,356)	$(356,229)	$(545,135)	$(567,697)

Numerator for diluted net loss per share
Net loss available to common stockholders & assumed conversion	$(1,375,356)	$(356,229)	$(545,135)	$(567,697)

Denominator:
Denominator for basic loss per share — weighted-average shares	2,396,707	2,386,538	2,396,707	2,388,560

Effect of dilutive securities:
Employee stock options	—	—	—	—

Denominator for diluted loss per share — adjusted weighted-average shares	2,396,707	2,386,538	2,396,707	2,388,560

Basic earnings loss per share:

Net loss	$(0.57)	$(0.15)	$(0.23)	$(0.24)

Diluted earnings loss per share:

Net loss	$(0.57)	$(0.15)	$(0.23)	$(0.24)

During the six and three month periods ended June 30, 2008 and June 30, 2007, all options and warrants outstanding were excluded from the computation of net loss per share because the effect would have been anti-dilutive.
6) CONCENTRATION OF CREDIT RISK:
The revenues of three customers represented approximately 17%, 15% and 11% of the revenues for the six month period ended June 30, 2008. The revenues of three customers represented approximately 25%, 18% and 10% of revenues for the same period in 2007. No other customer represented greater than 10% of the Company’s revenues for such periods.

7) CREDIT ARRANGEMENT:
The Company has entered into a Restated and Amended Loan and Security Agreement (“the Loan Agreement”) with Keltic Financial Partners, LP, (“Keltic”) which is effective as of June 27, 2007 and expires June 27, 2009. Under the Loan Agreement, the Company has a line of credit up to $1.0 million based on the Company’s eligible accounts receivable balances at an interest rate that varies based on the extent of usage in any given calendar year from a minimum of prime to a maximum of prime plus 0.75% assuming no event of default under the Loan Agreement. Net availability at June 30, 2008 was approximately $1.0 million. The Loan Agreement has certain financial covenants that shall apply only if the Company has any outstanding obligations to Keltic including borrowing under the facility. The Company had no outstanding balance at June 30, 2008, or at December 31, 2007, under the Loan Agreement.
8) CONTRACTUAL OBLIGATIONS AND COMMITMENTS:
The Company has the following commitments as of June 30, 2008: long term obligations of certain employment contracts and operating lease obligations. The Company has two operating leases: one for its corporate headquarters located in New York and the other for its branch office in New Jersey.
The Company’s commitments at June 30, 2008, are comprised of the following:

	Payments Due by Period
		Less Than 1			More Than
Contractual Obligations	Total	Year	1 – 3 Years	3 – 5 Years	5 Years
Long Term Obligations
Employment Contracts (1)	437,000	218,500	218,500	—	—
Operating Leases
Rent (2)	1,447,842	208,399	789,406	450,037	—
Total	$1,884,842	$426,899	$1,007,906	$450,037	$—

(1)
As of June 30, 2008, the Company had employment agreements with its two named executive officers (Salvatore M. Quadrino, the Company’s Interim Chief Executive Officer and Chief Financial Officer, and Michael Prude, the Company’s Chief Operating Officer). The employment agreement with Mr. Quadrino expired on April 30, 2008 and was subsequently amended on May 9, 2008 effective May 1, 2008. Under the amended agreement, Mr. Quadrino will serve in a dual capacity as Chief Financial Officer and Interim Chief Executive Officer while the Board of Directors continues its on going search for a Chief Executive Officer. When the Board of Directors hires a Chief Executive Officer, Mr. Quadrino will revert back to his original role as Chief Financial Officer. Under the amended agreement, Mr. Quadrino will receive, on a month-to-month basis, an additional $5,000 per month for his role as Interim Chief Executive Officer. This amount is not reflected in the table above.

(2)	The Company has a New York facility with a lease term expiring July 31, 2012 and a New Jersey facility with a lease term expiring August 31, 2010.
As of June 30, 2008, the Company does not have any “Off Balance Sheet Arrangements”.
9) PROVISION FOR INCOME TAXES
The provision for income taxes as reflected in the consolidated statements of operations varies from the expected statutory rate primarily due to a provision for minimum state taxes and the recording of additional valuation allowance against deferred tax assets. Internal Revenue Code Section 382 (“Code”) places a limitation on the utilization of Federal net operating loss and other credit carry-forwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percentage point change in ownership occurs. On September 5, 2006, Helios & Matheson Parent acquired a greater than 50 percent ownership of the Company. Accordingly, the actual utilization of the net operating loss carry-forwards for tax purposes are limited annually under Code to a percentage (currently about four and a half percent) of the fair market value of the Company at the date of this ownership change. The Company did not generate taxable income during the six months ended June 30, 2008. The Company maintains a valuation allowance against additional deferred tax assets arising from net operating loss carry-forwards since, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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
Helios & Matheson provides a wide range of high quality, software and consulting solutions, through an integrated suite of market driven Service Lines in the areas of Application Value Management, Application Development and Integration, Independent Validation, Infrastructure, Information Management and IT Advisory Services for Fortune 1000 companies and other large organizations. These services account for over 90% of the Company’s revenues. The Company’s solutions are based on an understanding of each client’s enterprise model. The Company’s accumulated knowledge is applied to new projects such as planning, designing and implementing enterprise-wide information systems, database management services, performance optimization, migrations and conversions, strategic sourcing, outsourcing and systems integration.
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
Helios & Matheson markets and distributes a number of software products developed by independent software developers. The Company believes its relationships with over 60 software clients throughout the country provide opportunities for the delivery of additional Company consulting and training services. The software products offered by Helios & Matheson are marketed primarily through trade shows, direct mail, telemarketing, client presentations and referrals. Revenue from the sale of software is ancillary to the Company’s total revenues, but in the future the Company hopes to use such sales as a means of introducing itself to potential clients.
The Company is dedicated to providing cost efficient competitive services to its clients through its Flexible Delivery Model which allows for dynamically configurable Onsite, Onshore or Offshore service delivery based on the needs of the clients. This capability is made possible through Helios and Matheson Global Services Private Limited (‘HMGS”), the Company’s wholly-owned subsidiary operating in Bangalore, India. The Company’s ability to blend more offshore work into its pricing should allow it to be more price competitive.

On April 7, 2008, the Executive Committee of the Board of Directors established the Transformation Committee, the purpose of which is to work with management and effect the transformation of the Company to one that is capable of delivering a higher percentage of its services through outsourcing and offshoring solutions. In this regard, the Company will explore the appropriateness of moving functions such as recruiting, solutions delivery and finance and administration offshore in an effort to become more price competitive while maintaining high quality services for our clients.
Rapid technological advances and the widespread acceptance and use of the Internet as a driving force in commerce, accelerated the growth of the IT industry. These advances, including more powerful and less expensive computer technology, fueled the transition from predominantly centralized mainframe computer systems to open and distributed computing environments and the advent of capabilities such as relational databases, imaging, software development productivity tools, and web-enabled software. These advances expanded the benefits that users can derive from computer-based information systems and improved the price-to-performance ratios of such systems. As a result, an increasing number of companies are employing IT in new ways, often to gain competitive advantages in the marketplace, and IT services have become an essential component of many company’s long-term growth strategies. The same advances that have enhanced the benefits of computer systems rendered the development and implementation of such systems increasingly complex, popularizing the outsourcing of IT development and services to third party IT service providers like the Company. Many companies outsource such work because their internal personnel lack the qualifications for certain projects or they have an insufficient number of internal staff to address all of the projects being undertaken. Outsourcing also enables companies to realize cost efficiencies through reduced personnel costs. Accordingly, organizations turn to external IT services organizations such as Helios & Matheson to develop, support and enhance their internal IT systems.
The Company believes that its business, operating results and financial condition have been harmed by the recent economic downturn. A significant portion of the Company’s major customers are in the financial services industry and have come under considerable pressure as a result of the recent developments in the financial markets. Spending on IT consulting services is largely discretionary, and the Company has experienced a delay in the start of projects from existing customers and extended lead times in closing new projects, both of which have impacted revenue growth through the second quarter of 2008.
Beginning in 2006 and continuing through the fourth quarter of 2007, the Company expanded its sales and recruiting resources in an effort to increase its revenues in both the short and long-term. This effort, however, has been unsuccessful through the second quarter of 2008 as indicated by the general decline in the Company’s consulting revenue.
For the twelve months ended December 31, 2007 and the three and six month periods ended June 30, 2008, the Company reported operating losses of approximately ($1.1) million, ($550,000) and ($1.4) million, respectively. While the Company continues to focus on revenue growth and cost reductions, including but not limited to outsourcing and off-shoring solutions, to improve its financial condition, there can be no assurance that the Company will be profitable in future periods.
For the six months ended June 30, 2008, approximately 68% of the Company’s consulting services revenues were generated from the hourly billing of its consultants’ services to its clients under time and materials engagements, as compared to approximately 65% for the six months ended June 30, 2007, with the remainder generated under fixed-price engagements. The Company has established standard-billing guidelines for consulting services based on the types of services offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a semi-monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.
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
The Company’s most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company’s operating performance is primarily based upon billing margins (billable hourly rate less the consultant’s hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). Due to a continued decline in consulting revenue and consultant utilization, the Company’s gross margin for the six months ended June 30, 2008 was 19.2% as compared to 29.5% for the six months ended June 30, 2007 which included a significantly higher margin project. Large portions of the Company’s engagements are on a time and materials basis. While most of the Company’s engagements allow for periodic price adjustments to address, among other things, increases in consultant costs, to date clients have been averse to accepting cost increases. In addition, an increasing number of the Company’s clients are outsourcing the management of their time and material engagements to external Vendor Management Organizations (“VMOs”) who are responsible for monitoring the costs of external service providers. The Company has been challenged by the price compression created by the VMOs, as well as, absorbing the costs associated with the VMOs, both of which have “squeezed” gross margin.

Helios & Matheson actively manages its personnel utilization rates by monitoring project requirements and timetables. Helios & Matheson’s utilization rate for the three and six month period ended June 30, 2008, was approximately 76% and 74%, respectively, as compared to 70% and 69% for the three and six month period ended June 30, 2007. As projects are completed, consultants either are re-deployed to new projects at the current client site, to new projects at another client site or are encouraged to participate in Helios & Matheson’s training programs in order to expand their technical skill sets. The Company carefully monitors consultants that are not utilized. While the Company has established guidelines for the amount of non-billing time that it allows before a consultant is terminated, actual terminations vary as circumstances warrant.
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
The Company acquired a 51% ownership interest in T3 Media as a result of several investments in 1998 and 1999. Due to deterioration in performance and market conditions for T3 Media’s services, the operations of T3 Media ceased in the second quarter of 2001. T3 Media had entered into a series of capital lease obligations, which the Company had guaranteed, to finance its expansion plans, covering leasehold improvements, furniture and computer-related equipment. The balance outstanding under such leases was $291,000 and was included in accounts payable and accrued expenses on the balance sheet as of December 31, 2006. In 2007, the Company reduced this liability ratably over the year, consistent with the decrease in exposure that diminished over time. For the three and six months ended June 30, 2007, the write down was $47,000 and $120,000, respectively, and is reflected in Selling, General and Administrative expenses.
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
Results of Operations
The following table sets forth the percentage of revenues of certain items included in the Company’s Statements of Operations:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	80.8%	70.5%	82.1%	75.5%

Gross profit	19.2%	29.5%	17.9%	24.5%
Operating expenses	33.8%	33.6%	29.2%	37.1%

Loss from operations	(14.5)%	(4.1)%	(11.4)%	(12.6)%

Net loss	(14.3)%	(3.4)%	(11.3)%	(12.0)%

Comparison of The Three Months Ended June 30, 2008 to The Three Months Ended June 30, 2007
Revenues. Revenues for the three months ended June 30, 2008 were $4.8 million compared to $4.7 million for the three months ended June 30, 2007. Consulting revenue has declined due to extended lead times in replacing completed projects as well as a decline in new business from existing customers, many of whom have been adversely affected by the current slow-down of the economy. For the three months ended June 30, 2008, the decline in consulting revenue was offset by an increase in revenue from the sale of software.
Gross Profit. The gross profit for the three months ended June 30, 2008 was $864,000, a decrease of $295,000 from the prior year comparable period. As a percentage of total revenues, gross margin for the three months ended June 30, 2008 was 17.9% compared to 24.5% for the three months ended June 30, 2007. Gross margin has declined primarily as a result of a decrease in higher margin project revenue, increases in costs associated with VMOs and price compression on staffing assignments.
Operating Expenses. Operating expenses are comprised of Selling, General and Administrative (“SG&A”) expenses, and depreciation and amortization. SG&A expenses for the three months ended June 30, 2008 were $1.4 million compared to the 2007 comparable period level of $1.7 million. This decrease is attributed to cost reduction initiatives associated with various selling, general and administrative expenses including, but not limited to, employee compensation resulting from a reduction in sales and administrative resources, sales commission expenses, health insurance, legal fees and other professional fees. Depreciation and amortization expenses decreased $4,000.
Taxes. Taxes decreased approximately $4,000 from $9,000 for the three months ended June 30, 2007 to $5,000 for the three months ended June 30, 2008. The amount recorded during the second quarter of 2008 was comprised solely of a tax provision for minimum State taxes.
Net Loss. As a result of the above, the Company had a net loss of ($545,000) or ($0.23) per basic and diluted share for the three months ended June 30, 2008 compared to a net loss of ($568,000) or ($0.24) per basic and diluted share for the three months ended June 30, 2007.
Comparison of The Six Months Ended June 30, 2008 to The Six Months Ended June 30, 2007
Revenues. Revenues for the six months ended June 30, 2008 were $9.6 million, a $1.0 million decrease from the comparable 2007 period. Consulting revenue has declined due to extended lead times in replacing completed projects as well as a decline in new business from existing customers, many of whom have been adversely affected by the current slow-down of the economy.
Gross Profit. The gross profit for the six months ended June 30, 2008 was approximately $1.8 million, a decrease of $1.3 million from the comparable 2007 period. As a percentage of total revenues, gross margin for the six months ended June 30, 2008 was 19.2% compared to 29.5% for the six months ended June 30, 2007. Gross margin has declined primarily as a result of a decrease in higher margin project revenue, increases in costs associated with VMOs and price compression on staffing assignments.
Operating Expenses. SG&A expenses were $3.2 million for the six months ended June 30, 2008 compared to $3.5 million for the six months ended June 30, 2007. This decrease is attributed to cost reduction initiatives associated with various selling, general and administrative expenses including, but not limited to, employee compensation resulting from a reduction in sales and administrative resources, sales commission expenses, health insurance, legal fees and other professional fees. Depreciation and amortization expenses decreased $5,000.
Taxes. Taxes decreased $3,000 from $12,000 in the six months ended June 30, 2007 to $9,000 in the six months ended June 30, 2008. The amount recorded during the six months ended June 30, 2008 was comprised solely of a tax provision for minimum State taxes.
Net Loss. As a result of the above, the Company had a net loss of ($1.4) million or ($0.57) per basic and diluted share for the six months ended June 30, 2008 compared to a net loss of ($356,000) or ($0.15) per basic and diluted share for the six months ended June 30, 2007.

Liquidity and Capital Resources
The Company’s cash balances were approximately $1.6 million at June 30, 2008 and $3.1 million at December 31, 2007. Net cash used in operating activities for the six months ended June 30, 2008 was approximately $1.4 million compared to net cash used in operating activities of $448,000 for the six months ended June 30, 2007. The increase in net cash used is primarily a result of operating losses incurred for the six months ended June 30, 2008.
The Company had an operating and net loss of approximately ($1.4) million during the six months ended June 30, 2008. During the six months ended June 30, 2007, the Company had an operating loss of ($437,000) and a net loss of ($356,000). While the Company continues to focus on revenue growth and cost reductions, including but not limited to outsourcing and off-shoring solutions, to improve its financial condition, there can be no assurance that the Company will be profitable in future periods.
The Company’s accounts receivable, less allowance for doubtful accounts, at June 30, 2008 and December 31, 2007 were $3.4 million and $3.5 million, respectively, representing 58 and 60 days of sales outstanding, respectively. The accounts receivable at June 30, 2008 and December 31, 2007 included $80,000 and $33,000 of unbilled revenue, respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.
Net cash used in investing activities was approximately $42,000 and $54,000 for the six month periods ended June 30, 2008 and 2007, respectively, comprised solely of additions to property and equipment.
Net cash provided by financing activities was $0 and $11,000 for the six months ended June 30, 2008 and 2007, respectively.
The Company has entered into a Restated and Amended Loan and Security Agreement (“the Loan Agreement”) with Keltic Financial Partners, LP, (“Keltic”) which is effective as of June 27, 2007 and expires June 27, 2009. Under the Loan Agreement, the Company has a line of credit up to $1.0 million based on the Company’s eligible accounts receivable balances at an interest rate that varies based on the extent of usage in any given calendar year from a minimum of prime to a maximum of prime plus 0.75% assuming no event of default under the Loan Agreement. Net availability at June 30, 2008, was approximately $1.0 million. The Loan Agreement has certain financial covenants that shall apply only if the Company has any outstanding obligations to Keltic including borrowing under the facility. The Company had no outstanding balance at June 30, 2008, or at December 31, 2007, under the Loan Agreement.
In management’s opinion, cash flows from operations and borrowing capacity combined with cash on hand will provide adequate flexibility for funding the Company’s working capital obligations for the next twelve months.
For the six months ended June 30, 2008, no shares of common stock were issued pursuant to the exercise of options issued under the Company’s stock option plan. No other shares of common stock were issued pursuant to the exercise of options issued under the Company’s stock option plan.
Off Balance Sheet Arrangements
As of June 30, 2008, the Company does not have any “Off Balance Sheet Arrangements”.
Contractual Obligations and Commitments
The Company has the following commitments as of June 30, 2008: long term obligations of certain employment contracts and operating lease obligations. The Company has two operating leases: one for its corporate headquarters located in New York and the other for its branch office in New Jersey. The Company’s commitments at June 30, 2008 are reflected and further detailed in the Contractual Obligation table located in Part I, Item 1, Note 8 of this Form 10-Q.
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
Item 4T. Controls and Procedures
Evaluation of disclosure controls and procedures. Sal Quadrino, the Company’s Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, has concluded that its disclosure controls and procedures are effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to it by others within these entities.
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
Changes in internal controls. There were no significant changes in the Company’s internal control over financial reporting in connection with the evaluation that occurred during its second fiscal quarter of 2008 that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
The Company’s 2007 Annual Report on Form 10-K includes a detailed discussion of risk factors. Additional risks or uncertainties not currently known to the Company or that the Company deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in the Company’s Form 10-K for the year ended December 31, 2007.
Capital Requirements
The Company may be unable to meet its future capital requirements. The Company’s cash balances were approximately $1.6 million at June 30, 2008 as compared to approximately $3.4 million at June 30, 2007. Cash used in operating activities for the six months ended June 30, 2008 was approximately $1.4 million as a result of continued operating losses since the second quarter of 2007. For the twelve months ended December 31, 2007 and the three and six month periods ended June 30, 2008, the Company reported operating losses of approximately ($1.1) million, ($550,000) and ($1.4) million, respectively. While the Company continues to focus on revenue growth and cost reductions, including but not limited to outsourcing and off-shoring solutions, to improve its financial condition, there can be no assurance that the Company will be profitable in future periods. Additionally, while the Company believes that its current allowance for doubtful accounts is adequate, there can be no guarantee that all amounts due will ultimately be collected.
The Company has a line of credit up to $1.0 million with Keltic Financial Partners, LP (“Keltic”) based on the Company’s eligible accounts receivable balances with net availability at June 30, 2008 of approximately $1.0 million. The line of credit, however, may be inadequate to satisfy the Company’s liquidity demands if the downturn in the Company’s business continues, and the Company may require additional financing in the future in order to continue to implement its product and services development, marketing and other corporate programs. The Company, however, may not be able to obtain such financing on acceptable terms or at all. Without additional financing, the Company may be forced to delay, scale back or eliminate some or all of its product and services development, marketing and other corporate programs. Even if the Company is able to obtain additional financing, the terms may contain restrictive covenants that might negatively affect the Company’s shares of common stock, such as limitations on payments of dividends or, in the case of a debt financing, reduced earnings due to interest expenses. Any further issuance of equity securities would likely have a dilutive effect on the holders of the Company’s shares of common stock. The Company’s business, operating results and financial condition may be materially harmed if the Company cannot obtain additional financing.
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

3.3	Second Amended and Restated By-Laws of the Registrant, dated June 20, 2007, incorporated by reference to Exhibit 3.3 on Form 8-K, as previously filed with the SEC on June 22, 2007.

10.1	Amended Quadrino Employment Agreement.
31.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of the Interim Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIOS & MATHESON NORTH AMERICA INC.
	By:	/s/ Salvatore M. Quadrino
Date: August 14, 2008		Salvatore M. Quadrino
Interim Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX
10.1	Amended Quadrino Employment Agreement.
31.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of the Interim Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.