Form 10-Q
period 2008-09-30
Helios & Matheson North America Inc.
filed 2008-11-13
CIK 1040792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of November 11, 2008, there were 2,396,707 shares of common stock, with $.01 par value per share, outstanding.

HELIOS & MATHESON NORTH AMERICA INC.

Part I. Financial Information
Item 1. Financial Statements
HELIOS & MATHESON NORTH AMERICA INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,396,388	$3,077,655
Accounts receivable — less allowance for doubtful accounts of $194,771 at September 30, 2008, and $221,970 at December 31, 2007	3,316,296	3,479,561
Unbilled receivables	156,386	32,754
Prepaid expenses and other current assets	330,699	279,625

Total current assets	5,199,769	6,869,595
Property and equipment, net	247,532	342,937
Goodwill	1,140,964	1,140,964
Deposits and other assets	147,277	151,350

Total assets	$6,735,542	$8,504,846

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,773,966	$1,807,033
Deferred revenue	59,382	178,018

Total current liabilities	1,833,348	1,985,051

Shareholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of September 30, 2008, and December 31, 2007	—	—
Common stock, $.01 par value; 30,000,000 shares authorized; 2,396,707 issued and outstanding as of September 30, 2008; 2,396,707 issued and outstanding as of December 31, 2007	23,967	23,967
Paid-in capital	34,810,315	34,758,266
Accumulated other comprehensive income — foreign currency translation	8,784	1,655
Accumulated deficit	(29,940,872)	(28,264,093)

Total shareholders’ equity	4,902,194	6,519,795

Total liabilities and shareholders’ equity	$6,735,542	$8,504,846

See accompanying notes to consolidated financial statements.

HELIOS & MATHESON NORTH AMERICA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$14,646,429	$15,566,831	$5,038,447	$4,957,067
Cost of revenues	11,599,434	11,044,078	3,840,198	3,563,827

Gross profit	3,046,995	4,522,753	1,198,249	1,393,240
Operating expenses:
Selling, general & administrative	4,616,840	5,180,012	1,462,101	1,707,348
Depreciation & amortization	134,920	142,903	45,967	48,746

	4,751,760	5,322,915	1,508,068	1,756,094

Loss from operations	(1,704,765)	(800,162)	(309,819)	(362,854)
Other income(expense):
Interest income — net	35,178	126,986	6,588	34,075

	35,178	126,986	6,588	34,075

Loss before income taxes	(1,669,587)	(673,176)	(303,231)	(328,779)
Provision for income taxes	7,192	(57,769)	(1,808)	(69,601)

Net loss	(1,676,779)	(615,407)	(301,423)	(259,178)
Other comprehensive income/(loss) — foreign currency adjustment	7,129	4,920	9,339	(307)

Comprehensive loss	$(1,669,650)	$(610,487)	$(292,084)	$(259,485)

Net loss per share
Basic	$(0.70)	$(0.26)	$(0.13)	$(0.11)

Diluted	$(0.70)	$(0.26)	$(0.13)	$(0.11)

See accompanying notes to consolidated financial statements.

HELIOS & MATHESON NORTH AMERICA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(1,676,779)	$(615,407)
Adjustments to reconcile net loss to net cash used in operating activities, net of acquired assets:
Depreciation and amortization	134,920	142,903
Provision for doubtful accounts	35,000	78,000
Stock based compensation	52,049	86,081
Amortization of deferred financing cost	5,823	7,941
Write down of investment	—	87,059
Reduction of capital lease obligation	—	(166,887)
Changes in operating assets and liabilities:
Accounts receivable	128,265	290,558
Unbilled receivables	(123,632)	162,703
Prepaid expenses and other current assets	(51,074)	(98,553)
Deposits	(1,750)	(42,966)
Accounts payable and accrued expenses	(33,067)	(445,143)
Deferred revenue	(118,636)	(171,653)

Net cash used in operating activities	(1,648,881)	(685,364)

Cash flows from investing activities:
Purchase of property and equipment	(39,515)	(60,624)

Net cash used in investing activities	(39,515)	(60,624)

Cash flows from financing activities:
Proceeds from the exercise of stock options	—	41,633
Payment of deferred financing cost	—	(15,530)

Net cash provided by financing activities	—	26,103
Effect of foreign currency exchange rate changes on cash and cash equivalents	7,129	4,920

Net decrease in cash and cash equivalents	(1,681,267)	(714,965)
Cash and cash equivalents at beginning of period	3,077,655	3,849,056

Cash and cash equivalents at end of period	$1,396,388	$3,134,091

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—

Cash paid during the period for income taxes — net of refunds	$5,452	$158,635

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
3) INTERIM FINANCIAL STATEMENTS:
In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 2008, the consolidated results of operations for the three and nine month periods ended September 30, 2008 and 2007 and cash flows for the nine month period ended September 30, 2008 and 2007.
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
The consolidated results of operations for the nine month period ended September 30, 2008 are not necessarily indicative of the results to be expected for any other interim period or for the full year.
For the twelve months ended December 31, 2007 and the three and nine month periods ended September 30, 2008, the Company reported operating losses of approximately ($1.1) million, ($310,000) and ($1.7) million, respectively. While the Company continues to focus on revenue growth and cost reductions, including but not limited to outsourcing and off-shoring solutions, in an attempt to improve its financial condition, there can be no assurance that the Company will be profitable in future periods.
In management’s opinion, cash flows from operations and borrowing capacity combined with cash on hand will provide adequate flexibility for funding the Company’s working capital obligations for the next twelve months.
4) STOCK BASED COMPENSATION:
The Company has a stock based compensation plan, which is described as follows:
The Company’s Stock Option Plan (the “Plan”) provides for the grant of stock options that are either “incentive” or “non-qualified” for federal income tax purposes. The Plan provides for the issuance of a maximum of 460,000 shares of common stock (subject to adjustment pursuant to customary anti-dilution provisions). Stock options vest over a period of between one to four years.
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

Stock options, subject to certain restrictions, may be exercisable any time after full vesting for a period not to exceed ten years from the date of grant. Such period is established by the Company in its discretion on the date of grant. Stock options terminate in connection with the termination of employment.
The Company uses the modified prospective application method as specified by Financial Accounting Standards Board Statement 123 (revised 2004), Share Based Payment (Statement 123 (R)), whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date of Statement 123 (R) will be recognized over the remaining service period. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued. For the three month period ended September 30, 2008 and 2007, the Company recorded stock based compensation expense under the provisions of Statement 123 (R) of $14,619 and $25,343, respectively.
Information with respect to options under the Company’s Plan is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Balance — December 31, 2007	129,000	$4.96
Granted during 1st Qtr 2008	—	—
Exercised during 1st Qtr 2008	—	—
Forfeited during 1st Qtr 2008	—	—

Balance — March 31, 2008	129,000	$4.96
Granted during 2nd Qtr 2008	—	—
Exercised during 2nd Qtr 2008	—	—
Forfeited during 2nd Qtr 2008	5,000	$5.90

Balance — June 30, 2008	124,000	$4.92
Granted during 3rd Qtr 2008	—	—
Exercised during 3rd Qtr 2008	—	—
Forfeited during 3rd Qtr 2008	15,250	$10.55

Balance — September 30, 2008	108,750	$4.13
The following table summarizes the status of the stock options outstanding and exercisable at September 30, 2008:

Stock Options Outstanding
				Number of
	Weighted		Weighted-	Stock
Exercise Price	Average	Number of	Remaining	Options
Range	Exercise Price	Options	Contractual Life	Exercisable
$0.00 - $4.80	$2.77	60,750	2.5 years	57,000
$4.80 - $9.60	$5.87	48,000	3.7 years	31,000

		108,750		88,000

At September 30, 2008, 88,000 stock options were exercisable with a weighted average exercise price of $3.80.

5) NET LOSS PER SHARE:
The following table sets forth the computation of basic and diluted net loss per share for the nine months and three months ended September 30, 2008 and 2007.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator for basic net loss per share
Net loss	$(1,676,779)	$(615,407)	$(301,423)	$(259,178)

Net loss available to common stockholders	$(1,676,779)	$(615,407)	$(301,423)	$(259,178)

Numerator for diluted net loss per share
Net loss available to common stockholders & assumed conversion	$(1,676,779)	$(615,407)	$(301,423)	$(259,178)

Denominator:
Denominator for basic loss per share — weighted—average shares	2,396,707	2,389,681	2,396,707	2,395,865

Effect of dilutive securities:
Employee stock options	—	—	—	—

Denominator for diluted loss per share — adjusted weighted—average shares	2,396,707	2,389,681	2,396,707	2,395,865

Basic loss per share:

Net loss per share	$(0.70)	$(0.26)	$(0.13)	$(0.11)

Diluted loss per share:

Net loss per share	$(0.70)	$(0.26)	$(0.13)	$(0.11)

During the nine and three month periods ended September 30, 2008 and September 30, 2007, all options and warrants outstanding were excluded from the computation of net loss per share because the effect would have been anti-dilutive.
6) CONCENTRATION OF CREDIT RISK:
The revenues of two customers represented approximately 18% and 14% of the revenues for the nine month period ended September 30, 2008. The revenues of three customers represented approximately 24%, 18% and 10% of revenues for the same period in 2007. No other customer represented greater than 10% of the Company’s revenues for such periods.
7) CREDIT ARRANGEMENT:
The Company has entered into a Restated and Amended Loan and Security Agreement (“the Loan Agreement”) with Keltic Financial Partners, LP, (“Keltic”) which is effective as of June 27, 2007 and expires June 27, 2009. Under the Loan Agreement, the Company has a line of credit up to $1.0 million based on the Company’s eligible accounts receivable balances at an interest rate that varies based on the extent of usage in any given calendar year from a minimum of prime to a maximum of prime plus 0.75% assuming no event of default under the Loan Agreement. Net availability at September 30, 2008 was approximately $1.0 million. The Loan Agreement has certain financial covenants that shall apply only if the Company has any outstanding obligations to Keltic including borrowing under the facility. The Company had no outstanding balance at September 30, 2008, or at December 31, 2007, under the Loan Agreement.

8) CONTRACTUAL OBLIGATIONS AND COMMITMENTS:
The Company has the following commitments as of September 30, 2008: long term obligations of certain employment contracts and operating lease obligations. The Company has two operating leases: one for its corporate headquarters located in New York and the other for its branch office in New Jersey.
The Company’s commitments at September 30, 2008, are comprised of the following:

	Payments Due by Period
		Less Than 1			More Than
Contractual Obligations	Total	Year	1 - 3 Years	3 - 5 Years	5 Years

Long Term Obligations

Employment Contracts (1)	327,750	327,750	—	—	—

Operating Leases

Rent (2)	1,343,643	416,797	689,984	236,862	—

Total	$1,671,393	$744,547	$689,984	$236,862	$—

(1)
As of September 30, 2008, the Company had employment agreements with its two named executive officers (Salvatore M. Quadrino, the Company’s Interim Chief Executive Officer and Chief Financial Officer, and Michael Prude, the Company’s Chief Operating Officer). Under Mr. Quadrino’s employment agreement, Mr. Quadrino will serve in a dual capacity as Chief Financial Officer and Interim Chief Executive Officer while the Board of Directors continues its on going search for a Chief Executive Officer. When the Board of Directors hires a Chief Executive Officer, Mr. Quadrino will revert back to his original role as Chief Financial Officer. Under this agreement, Mr. Quadrino will receive, on a month-to-month basis, an additional $5,000 per month for his role as Interim Chief Executive Officer. This amount is not reflected in the table above.

(2)	The Company has a New York facility with a lease term expiring July 31, 2012 and a New Jersey facility with a lease term expiring August 31, 2010.
As of September 30, 2008, the Company does not have any “Off Balance Sheet Arrangements”.
9) PROVISION FOR INCOME TAXES
The provision for income taxes as reflected in the consolidated statements of operations varies from the expected statutory rate primarily due to a provision for minimum state taxes and the recording of additional valuation allowance against deferred tax assets. Internal Revenue Code Section 382 (the “Code”) places a limitation on the utilization of Federal net operating loss and other credit carry-forwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percent change in ownership occurs. On September 5, 2006, Helios & Matheson Parent acquired a greater than 50 percent ownership of the Company. Accordingly, the actual utilization of the net operating loss carry-forwards for tax purposes are limited annually under the Code to a percentage (currently about four and a half percent) of the fair market value of the Company at the date of this ownership change. The Company did not generate taxable income during the nine months ended September 30, 2008. The Company maintains a valuation allowance against additional deferred tax assets arising from net operating loss carry-forwards since, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of significant factors affecting the Company’s operating results, liquidity and capital resources should be read in conjunction with the accompanying financial statements and related notes.
Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term under Section 27A of the Securities Act of 1933, as amended, and under Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the SEC. Such forward-looking statements involve risk and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements may include, without limitation, statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. The important factors on which such statements are based, include but are not limited to, assumptions concerning the anticipated growth of the information technology industry, the continued needs of current and prospective customers for the Company’s services, the availability of qualified professional staff, and price and wage inflation.
Overview
Since 1983, Helios & Matheson has provided IT services and solutions to Fortune 1000 companies and other large organizations. In 1997, Helios & Matheson became a public company headquartered in New York, New York. In addition, the Company has offices in Clark, New Jersey and Bangalore, India. The Company’s common stock is currently listed on the NASDAQ Capital Market CM under the symbol “HMNA”. Prior to January 30, 2007, the Company’s name was The A Consulting Team, Inc.
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
Helios & Matheson markets and distributes a number of software products developed by independent software developers. The Company believes its relationships with approximately 50 software clients throughout the country provide opportunities for the delivery of additional Company consulting and training services. The software products offered by Helios & Matheson are marketed primarily through trade shows, direct mail, telemarketing, client presentations and referrals. Revenue from the sale of software is ancillary to the Company’s total revenues, but in the future the Company hopes to use such sales as a means of introducing itself to potential clients.
The Company is dedicated to providing cost efficient competitive services to its clients through its Flexible Delivery Model which allows for dynamically configurable Onsite, Onshore or Offshore service delivery based on the needs of its clients. This capability is made possible through Helios and Matheson Global Services Private Limited (‘HMGS”), the Company’s wholly-owned subsidiary operating in Bangalore, India. The Company believes its ability to blend more offshore work into its pricing should allow it to be more price competitive.

On April 7, 2008, the Executive Committee of the Board of Directors established the Transformation Committee, the purpose of which is to work with management and effect the transformation of the Company to one that is capable of delivering a higher percentage of its services through outsourcing and off-shoring solutions. In this regard, the Company will explore the appropriateness of moving functions such as recruiting, solutions delivery and finance and administration offshore in an effort to become more price competitive while maintaining high quality services for our clients.
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
The Company believes that its business, operating results and financial condition have been harmed by the recent economic downturn. A significant portion of the Company’s major customers are in the financial services industry and have come under considerable pressure as a result of the recent developments in the financial markets. Spending on IT consulting services is largely discretionary, and the Company has experienced a delay in the start of projects from existing customers and extended lead times in closing new projects, both of which have impacted revenue growth through the third quarter of 2008.
Beginning in 2006 and continuing through the fourth quarter of 2007, the Company expanded its sales and recruiting resources in an effort to increase its revenues in both the short and long-term. This effort, however, was unsuccessful through the third quarter of 2008 as indicated by the general decline in the Company’s consulting revenue. The Company’s effort to increase its revenues has been challenged further by a turnover of senior sales staff that began at the end of the second quarter of 2008 and continued into the third quarter of 2008.
For the twelve months ended December 31, 2007 and the three and nine month periods ended September 30, 2008, the Company reported operating losses of approximately ($1.1) million, ($310,000) and ($1.7) million, respectively. While the Company continues to focus on revenue growth and cost reductions, including but not limited to outsourcing and off-shoring solutions, in an attempt to improve its financial condition, there can be no assurance that the Company will be profitable in future periods.
For the nine months ended September 30, 2008, approximately 67% of the Company’s consulting services revenues were generated from the hourly billing of its consultants’ services to its clients under time and materials engagements, as compared to approximately 60% for the nine months ended September 30, 2007, with the remainder generated under fixed-price engagements. The Company has established standard-billing guidelines for consulting services based on the types of services offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a semi-monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Revenues generated under time and materials engagements are recognized as those services are provided. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.
The Company has also generated revenues by selling software licenses. In addition to initial software license fees, the Company also derives revenues from the annual renewal of software licenses. Because future obligations associated with such revenues are insignificant, revenues from the sale of software licenses are recognized upon delivery of the software to a customer. The Company views software sales as ancillary to its core consulting services business. Revenue generated from software sales will vary from period to period.
The Company’s most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company’s operating performance is primarily based upon billing margins (billable hourly rate less the consultant’s hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). Due to a continued decline in consulting revenue and consultant utilization, the Company’s gross margin for the nine months ended September 30, 2008 was 20.8% as compared to 29.1% for the nine months ended September 30, 2007 which included a significantly higher margin project. Large portions of the Company’s engagements are on a time and materials basis. While most of the Company’s engagements allow for periodic price adjustments to address, among other things, increases in consultant costs, to date clients have been averse to accepting cost increases. In addition, an increasing number of the Company’s clients are outsourcing the management of their time and material engagements to external Vendor Management Organizations (“VMOs”) who are responsible for monitoring the costs of external service providers. The Company has been challenged by the price compression created by the VMOs, as well as, absorbing the costs associated with the VMOs, both of which have “squeezed” gross margin.

Helios & Matheson actively manages its personnel utilization rates by monitoring project requirements and timetables. Helios & Matheson’s utilization rate was approximately 68% and 72% for the three and nine month period ended September 30, 2008 as compared to approximately 84% and 76% for the three and nine month period ended September 30, 2007. As projects are completed, consultants are either re-deployed to new projects at the current client site, re-deployed to new projects at another client site or encouraged to participate in Helios & Matheson’s training programs in order to expand their technical skill sets. The Company carefully monitors consultants that are not utilized. While the Company has established guidelines for the amount of non-billing time that it allows before a consultant is terminated, actual terminations vary as circumstances warrant.
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
The Company acquired a 51% ownership interest in T3 Media as a result of several investments in 1998 and 1999. Due to deterioration in performance and market conditions for T3 Media’s services, the operations of T3 Media ceased in the second quarter of 2001. T3 Media had entered into a series of capital lease obligations to finance its expansion plans (covering leasehold improvements, furniture and computer-related equipment), which the Company had guaranteed. The balance outstanding under such leases was $291,000 and was included in accounts payable and accrued expenses on the balance sheet as of December 31, 2006. In 2007, the Company reduced this liability ratably over the year, consistent with the decrease in exposure that diminished over time. For the three and nine months ended September 30, 2007, the write down was $47,000 and $120,000, respectively, and is reflected in Selling, General and Administrative expenses.
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
Stock Based Compensation
The Company uses the modified prospective application method as specified by Financial Accounting Standards Board Statement 123 (revised 2004), Share Based Payment (Statement 123 (R)), whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date of Statement 123 (R) will be recognized over the remaining service period. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued.
Results of Operations
The following table sets forth the percentage of revenues of certain items included in the Company’s Statements of Operations:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	79.2%	70.9%	76.2%	71.9%

Gross profit	20.8%	29.1%	23.8%	28.1%
Operating expenses	32.4%	34.2%	29.9%	35.4%

Loss from operations	(11.6)%	(5.1)%	(6.1)%	(7.3)%

Net loss	(11.4)%	(4.0)%	(6.0)%	(5.2)%

Comparison of The Three Months Ended September 30, 2008 to The Three Months Ended September 30, 2007
Revenues. Revenues for the three months ended September 30, 2008 remained largely unchanged over the three months ended September 30, 2007 at approximately $5.0 million. The Company believes that its attempts to grow its business have been harmed by the recent economic downturn. A significant portion of the Company’s major customers are in the financial services industry and have come under considerable pressure as a result of the recent developments in the financial markets. Spending on IT consulting services is largely discretionary, and the Company has experienced a delay in the start of projects from existing customers and extended lead times in closing new projects, both of which have impacted revenue growth through the third quarter of 2008.
Gross Profit. The gross profit for the three months ended September 30, 2008 was $1.2 million, a decrease of $195,000 from the prior year comparable period. As a percentage of total revenues, gross margin for the three months ended September 30, 2008 was 23.8% compared to 28.1% for the three months ended September 30, 2007. Gross margin has declined primarily as a result of a decrease in higher margin project revenue, increases in costs associated with VMOs and price compression on staffing assignments.
Operating Expenses. Operating expenses are comprised of Selling, General and Administrative (“SG&A”) expenses, and depreciation and amortization. SG&A expenses for the three months ended September 30, 2008 were $1.5 million compared to the 2007 comparable period level of $1.7 million. This decrease is attributed to cost reduction initiatives associated with various selling, general and administrative expenses including, but not limited to, employee compensation (due to a reduction in sales and administrative resources), insurance, legal fees and provision for bad debt. Depreciation and amortization expenses decreased $3,000 over the comparable period in 2007.
Taxes. Taxes for the three months ended September 30, 2008 were ($2,000) compared to ($70,000) for the three months ended September 30, 2007. The Company recorded a provision for minimum State taxes during the third quarter of 2008 of $4,000 which was offset by ($6,000) related to provision to return adjustments from the filing of state and federal tax returns compared to a provision for minimum State taxes during the third quarter of 2007 of $9,000 which was offset by a similar provision to return adjustments in the amount of ($79,000).
Net Loss. As a result of the above, the Company had a net loss of ($301,000) or ($0.13) per basic and diluted share for the three months ended September 30, 2008 compared to a net loss of ($259,000) or ($0.11) per basic and diluted share for the three months ended September 30, 2007.
Comparison of The Nine Months Ended September 30, 2008 to The Nine Months Ended September 30, 2007
Revenues. Revenues for the nine months ended September 30, 2008 were $14.6 million, a $900,000 decrease from the comparable 2007 period. The Company believes that its business, operating results and financial condition have been harmed by the recent economic downturn. A significant portion of the Company’s major customers are in the financial services industry and have come under considerable pressure as a result of the recent developments in the financial markets. Spending on IT consulting services is largely discretionary, and the Company has experienced a delay in the start of projects from existing customers and extended lead times in closing new projects, both of which have impacted revenue growth through the third quarter of 2008.
Gross Profit. The gross profit for the nine months ended September 30, 2008 was approximately $3.0 million, a decrease of $1.5 million from the comparable 2007 period. As a percentage of total revenues, gross margin for the nine months ended September 30, 2008 was 20.8% compared to 29.1% for the nine months ended September 30, 2007. Gross margin has declined primarily as a result of a decrease in higher margin project revenue, increases in costs associated with VMOs and price compression on staffing assignments.
Operating Expenses. SG&A expenses were $4.6 million for the nine months ended September 30, 2008 compared to $5.2 million for the nine months ended September 30, 2007. This decrease is attributed to cost reduction initiatives associated with various selling, general and administrative expenses including, but not limited to, employee compensation (due to a reduction in sales and administrative resources), sales commission expenses, insurance, legal fees and other professional fees. Depreciation and amortization expenses decreased $8,000 over the comparable period in 2007.

Taxes. Taxes for the nine months ended September 30, 2008 were $7,000 compared to ($58,000) for the nine months ended September 30, 2007. The Company recorded a provision for minimum State taxes during the nine months ended September 30, 2008 of $13,000 which was offset by ($6,000) related to provision to return adjustments from the filing of state and federal tax returns compared to a provision for minimum State taxes during the nine months ended September 30, 2007 of $34,000 which was offset by a similar provision to return adjustments in the amount of ($92,000).
Net Loss. As a result of the above, the Company had a net loss of ($1.7) million or ($0.70) per basic and diluted share for the nine months ended September 30, 2008 compared to a net loss of ($615,000) or ($0.26) per basic and diluted share for the nine months ended September 30, 2007.
Liquidity and Capital Resources
The Company’s cash balances were approximately $1.4 million at September 30, 2008 and $3.1 million at December 31, 2007. Net cash used in operating activities for the nine months ended September 30, 2008 was approximately $1.6 million compared to net cash used in operating activities of $685,000 for the nine months ended September 30, 2007. The increase in net cash used is primarily a result of operating losses incurred for the nine months ended September 30, 2008.
The Company had an operating and net loss of approximately ($1.7) million during the nine months ended September 30, 2008. During the nine months ended September 30, 2007, the Company had an operating loss of ($800,000) and a net loss of ($615,000). The Company believes that its business, operating results and financial condition have been harmed by the recent economic downturn. A significant portion of the Company’s major customers are in the financial services industry and have come under considerable pressure as a result of the recent developments in the financial markets. Spending on IT consulting services is largely discretionary, and the Company has experienced a delay in the start of projects from existing customers and extended lead times in closing new projects, both of which have impacted revenue growth through the third quarter of 2008. While the Company continues to focus on revenue growth and cost reductions, including but not limited to outsourcing and off-shoring solutions, in an attempt to improve its financial condition, there can be no assurance that the Company will be profitable in future periods.
The Company’s accounts receivable, less allowance for doubtful accounts, at September 30, 2008 and at December 31, 2007 were $3.5 million, respectively, representing 59 and 60 days of sales outstanding, respectively. The accounts receivable at September 30, 2008 and December 31, 2007 included $156,000 and $33,000 of unbilled revenue, respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.
Net cash used in investing activities was approximately $40,000 and $61,000 for the nine month periods ended September 30, 2008 and 2007, respectively, comprised solely of additions to property and equipment.
Net cash provided by financing activities was $0 and $26,000 for the nine months ended September 30, 2008 and 2007, respectively.
The Company has entered into a Restated and Amended Loan and Security Agreement (“the Loan Agreement”) with Keltic Financial Partners, LP, (“Keltic”) which is effective as of June 27, 2007 and expires June 27, 2009. Under the Loan Agreement, the Company has a line of credit up to $1.0 million based on the Company’s eligible accounts receivable balances at an interest rate that varies based on the extent of usage in any given calendar year from a minimum of prime to a maximum of prime plus 0.75% assuming no event of default under the Loan Agreement. Net availability at September 30, 2008, was approximately $1.0 million. The Loan Agreement has certain financial covenants that shall apply only if the Company has any outstanding obligations to Keltic including borrowing under the facility. The Company had no outstanding balance at September 30, 2008, or at December 31, 2007, under the Loan Agreement.
In management’s opinion, cash flows from operations and borrowing capacity combined with cash on hand will provide adequate flexibility for funding the Company’s working capital obligations for the next twelve months.
For the nine months ended September 30, 2008, no shares of common stock were issued pursuant to the exercise of options issued under the Company’s stock option plan. No other shares of common stock were issued pursuant to the exercise of options issued under the Company’s stock option plan.

Off Balance Sheet Arrangements
As of September 30, 2008, the Company does not have any “Off Balance Sheet Arrangements”.
Contractual Obligations and Commitments
The Company has the following commitments as of September 30, 2008: long term obligations of certain employment contracts and operating lease obligations. The Company has two operating leases: one for its corporate headquarters located in New York and the other for its branch office in New Jersey. The Company’s commitments at September 30, 2008 are reflected and further detailed in the Contractual Obligation table located in Part I, Item 1, Note 8 of this Form 10-Q.
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
Changes in internal control. There were no significant changes in the Company’s internal control over financial reporting in connection with the evaluation that occurred during its third fiscal quarter of 2008 that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.
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
Capital Requirements
The Company may be unable to meet its future capital requirements. The Company’s cash balances were approximately $1.4 million at September 30, 2008 as compared to approximately $3.1 million at September 30, 2007. Cash used in operating activities for the nine months ended September 30, 2008 was approximately $1.6 million as a result of continued operating losses since the second quarter of 2007. For the twelve months ended December 31, 2007 and the three and nine month periods ended September 30, 2008, the Company reported operating losses of approximately ($1.1) million, ($310,000) and ($1.7) million, respectively. While the Company continues to focus on revenue growth and cost reductions, including but not limited to outsourcing and off-shoring solutions, in an attempt to improve its financial condition, there can be no assurance that the Company will be profitable in future periods. Additionally, while the Company believes that its current allowance for doubtful accounts is adequate, there can be no guarantee that all amounts due will ultimately be collected.
The Company has a line of credit up to $1.0 million with Keltic Financial Partners, LP (“Keltic”) based on the Company’s eligible accounts receivable balances with net availability at September 30, 2008 of approximately $1.0 million. The line of credit, however, may be inadequate to satisfy the Company’s liquidity demands if the downturn in the Company’s business continues, and the Company may require additional financing in the future in order to continue to implement its product and services development, marketing and other corporate programs. The Company, however, may not be able to obtain such financing on acceptable terms or at all. Without additional financing, the Company may be forced to delay, scale back or eliminate some or all of its product and services development, marketing and other corporate programs. Even if the Company is able to obtain additional financing, the terms may contain restrictive covenants that might negatively affect the Company’s shares of common stock, such as limitations on payments of dividends or, in the case of a debt financing, reduced earnings due to interest expenses. Any further issuance of equity securities would likely have a dilutive effect on the holders of the Company’s shares of common stock. The Company’s business, operating results and financial condition may be materially harmed if the Company cannot obtain additional financing.

NASDAQ Listing
The Company could face the issue of being delisted from The NASDAQ Capital Market CM if the Company fails to meet The NASDAQ Capital Market CM‘s continued listing requirements. The NASDAQ Capital Market CM‘s continued listing requirements include requirements both that a company maintain a minimum bid price of $1 and that the market value of its publicly held shares (the market value of its shares not held by officers, directors or beneficial owners of more than 10% of the company’s total shares outstanding) be at least $1,000,000. At the close of business on November 12, 2008, the bid price for a share of the Company’s stock was $0.88, and we believe the value of the Company’s publicly held shares was approximately $987,612 based upon the public filings of our officers, directors and beneficial owners.
While The NASDAQ Capital Market CM has temporarily suspended both these continued listing requirements thru January 16, 2009, due to the recent turmoil in the financial markets, if upon the expiration of the temporary suspension, the Company is unable to meet the continued listing requirements of The NASDAQ Capital Market CM, then the Company could face being delisted from The NASDAQ Capital Market CM.
If the Company’s common stock is delisted from The NASDAQ Capital Market CM, the market liquidity of the Company’s common stock will likely be significantly limited, which would reduce stockholders’ ability to sell the Company’s common stock. Additionally any such delisting could harm the Company’s ability to raise capital through alternative financing sources on acceptable terms, if at all, and may result in the loss of confidence in the Company’s financial stability by suppliers, customers and employees. In addition, a delisting would likely increase the price volatility of the Company’s shares of common stock and have a material adverse impact on the price of the Company’s shares of common stock.
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

3.3	Second Amended and Restated By-Laws of the Registrant, dated June 20, 2007, incorporated by reference to Exhibit 3.3 on Form 8-K, as previously filed with the SEC on June 22, 2007.

10.1	IonIdea, Inc. Statement of Work, dated September 4, 2008.

31.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Interim Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIOS & MATHESON NORTH AMERICA INC.
	By:	/s/ Salvatore M. Quadrino
Date: November 13, 2008		Salvatore M. Quadrino
Interim Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

10.1	IonIdea, Inc. Statement of Work, dated September 4, 2008.

31.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Interim Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.