Form 10-K
period 2008-12-31
Helios & Matheson North America Inc.
filed 2009-03-31
CIK 1040792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One):

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-22945
HELIOS & MATHESON NORTH AMERICA INC.
(Exact Name of Registrant as Specified in Its Charter)

New York State or other jurisdiction of incorporation or organization	13-3169913 (I.R.S. Employer Identification No.)

200 Park Avenue South New York, New York 10003 (Address of Principal Executive Offices)	(212) 979-8228 (Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which Registered
Common Stock, par value $.01 per share	NASDAQ Capital Market CM
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $2,281,279 based on the average of the bid and asked prices of the registrant’s common stock on the NASDAQ Capital Market CM on the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 27, 2009, there were 2,396,707 shares of the registrant’s common stock, $.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant has not determined when it will hold its 2009 Annual Meeting of Shareholders. If the Registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders is filed on or before April 30, 2009, then portions of the Registrant’s definitive Proxy Statement will be incorporated by reference into Part III of this Report. If such definitive Proxy Statement is not filed on or before April 30, 2009, then the Items comprising the Part III information will be filed as an amendment to this Report not later than April 30, 2009. See Item 15 for a list of other exhibits incorporated by reference into this Report.

PART I
This Annual Report on Form 10-K contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (“SEC”) filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements due to various risks and factors including those discussed in this Report or identified from time to time in the Company’s filings with the SEC. Part I, Item 1A Risk Factors of this Annual Report discusses risk factors.
ITEM 1. BUSINESS
General
Helios & Matheson North America Inc. (“Helios & Matheson” or the “Company”) was incorporated in the state of New York in February of 1983 and became a public company in August of 1997. The Company is headquartered in New York, New York and has offices in Clark, New Jersey, Chelmsford, Massachusetts and Bangalore, India. The Company provides a wide range of high quality, software and information technology (“IT”) consulting solutions and custom application development to Fortune 1000 companies and other large organizations. The Company supports all major computer technology platforms and supports client IT projects by using a broad range of third-party software applications.
Effective as of January 30, 2007, the Company changed its name from The A Consulting Team, Inc. to Helios & Matheson North America Inc. The name change reflects the Company’s desire to develop long term, mutually beneficial opportunities both in the United States and globally through its association with Helios & Matheson Information Technology Ltd. (“Helios & Matheson Parent”), an IT services organization with corporate headquarters in Chennai, India and the owner of approximately 52% of the Company’s outstanding common stock. The Company’s shares are listed on The NASDAQ Capital MarketCM (“NASDAQ”) under the symbol “HMNA”.
Controlled Company
The Board of Directors has determined that Helios & Matheson is a “Controlled Company” for purposes of NASDAQ listing requirements. A “Controlled Company” is a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company. Certain NASDAQ requirements do not apply to a “Controlled Company”, including requirements that: (i) a majority of its Board of Directors must be comprised of “independent” directors as defined in NASDAQ’s rules; and (ii) the compensation of officers and the nomination of directors be determined in accordance with specific rules, generally requiring determinations by committees comprised solely of independent directors or in meetings at which only the independent directors are present. The Board of Directors has determined that Helios & Matheson is a “Controlled Company” based on the fact that Helios & Matheson Parent holds more than 50% of the voting power of the Company.
Industry Background
Rapid technological advances and the wide acceptance and use of the Internet as a driving force in commerce, accelerated the growth of the IT industry. These advances, including more powerful and less expensive computer technology, fueled the transition from predominantly centralized mainframe computer systems to open and distributed computing environments and the advent of capabilities such as relational databases, imaging, software development productivity tools, and web-enabled software. These advances expanded the benefits that users can derive from computer-based information systems and improved the price-to-performance ratios of such systems. As a result, an increasing number of companies are employing IT in new ways, often to gain competitive advantages in the marketplace, and IT services have become an essential component of many companies’ long-term growth strategies. The same advances that have enhanced the benefits of computer systems rendered the development and implementation of such systems increasingly complex, popularizing the outsourcing of IT development and services to third party IT service providers like the Company. Many companies outsource such work because their internal personnel lack the qualifications for certain projects or they have an insufficient number of internal staff to address all of the projects being undertaken. Outsourcing also enables companies to realize cost efficiencies through reduced personnel costs. Accordingly, organizations turned to external IT services organizations such as Helios & Matheson to develop, support and enhance their internal IT systems.

Strategy
Helios & Matheson endeavors to provide peerless, technology enabled, business software and consulting solutions to its expanding client base through an integrated suite of high quality, value based offerings, customer alignment and outstanding service delivery in the areas of Application Value Management, Application Development, Integration, Independent Validation, Infrastructure, Information Management and IT Advisory Services. The Company believes that a philosophy of intense focus on client satisfaction, business aware solutions and guaranteed delivery provides tangible business value to its client base across the financial services, pharmaceutical and manufacturing/automotive verticals.
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
Helios & Matheson Operations
Service Lines. Helios & Matheson provides a wide range of high quality consulting and software solutions, through an integrated suite of market driven Service Lines in the areas of Application Value Management, Application Development and Integration, Independent Validation, Infrastructure, Information Management and IT Advisory Services for Fortune 1000 companies and other large organizations. These services account for approximately 90% of the Company’s revenues. The Company’s solutions are based on an understanding of each client’s enterprise model. The Company’s accumulated knowledge may be applied to new projects such as planning, designing and implementing enterprise-wide information systems, database management services, performance optimization, migrations and conversions, strategic sourcing, outsourcing and systems integration.
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

Software. Helios & Matheson markets and distributes a number of software products developed by independent software developers. The Company believes its relationships with approximately 50 software clients throughout the country provide opportunities for the delivery of additional Company consulting and training services. The software products offered by Helios & Matheson are developed in the United States, England and Finland and marketed primarily through trade shows, direct mail, telemarketing, client presentations and referrals. The Company hopes to use software sales as a means of introducing itself to potential clients. During 2008, revenue from the software service line increased to a level of 10% of the Company’s total revenues.
Clients
The Company’s clients consist primarily of Fortune 1000 companies and other large organizations. The Company’s clients operate in a diverse range of industries with a concentration in the financial services, pharmaceutical and manufacturing/automotive industries. Eight of the Company’s top ten clients measured by revenue for the year ended December 31, 2008 have been clients for over five years. For the twelve months ended December 31, 2008, two of the Company’s largest customers were BMW and TD Ameritrade, representing approximately 18% and 12% of total revenues respectively. Besides these customers, no other customer represented greater than 10% of the Company’s revenues. During 2009, the Company expects that a significant portion of its revenues will continue to come from these clients.
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
Approximately, 97%, 98% and 96% of all of the Company’s revenues were derived from sources within the United States for the years ended December 31, 2008, 2007 and 2006, respectively.
Market Driven Solutions
Helios & Matheson continuously investigates new business enabling solutions through our partnerships with clients and third parties to determine their viability and potential acceptance by our clients. This allows Helios and Matheson to provide Service Lines that are customized to meet the specific needs of our clients. Helios & Matheson personnel are highly qualified in delivering these technology enabled business solutions.
Sales and Marketing
The Company’s marketing strategy is to develop long-term mutually beneficial relationships with existing and new clients that will lead to the Company becoming a preferred provider of IT services. The Company seeks to employ a “cross selling” approach where appropriate to expand the number of services utilized by a single client. Other sales and marketing methods include client referrals, networking, attendance at trade shows and the use of the Company’s web site at http://www.hmna.com. At December 31, 2008, the Company employed 14 sales and marketing personnel.
Competition
The market for IT consulting services is intensely competitive, is affected by rapid technological advances and includes a large number of competitors. The Company’s competitors include the current or former consulting divisions of the “Big Four” accounting firms, major offshore outsourcing companies, systems consulting and implementation firms, application software development firms, management consulting firms, divisions of large hardware and software companies, and niche providers of IT services. Many of these competitors have significantly greater financial, technical and marketing resources than the Company. In addition, the Company competes with its clients’ internal resources, particularly when these resources represent an existing cost to the client. Competition imposes significant pricing pressures on the Company.
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

Human Resources
At December 31, 2008, the Company had 92 personnel, of whom 60 were consultants, 6 were recruiting personnel, 14 were sales and marketing personnel, 3 were technical and customer service personnel and 9 were executive, financial and administrative personnel. None of the Company’s employees are represented by a labor union, and the Company has never incurred a work stoppage. In addition to the Company’s 92 personnel, the Company was utilizing the services of 49 independent contractors at December 31, 2008. These independent contractors act as consultants and they are not employees of the Company. While there can be no assurance that the services of a sufficient number of consultants and independent contractors will continue to be available to the Company on terms acceptable to the Company or with the qualifications necessary for the Company to efficiently operate and grow its business, so far, the Company has not experienced difficulty in sourcing required talent.
Long-Lived Assets
Substantially, all of the Company’s long-lived assets were located in the United States for the years ended December 31, 2008, 2007 and 2006, respectively.
Intellectual Property Rights
The Company relies upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom the Company licenses intellectual property, but there can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. In addition, the Company is subject to the risk of litigation alleging infringement of third-party intellectual property rights. Any such claims could require the Company to spend significant sums in litigation, pay damages, develop non-infringing intellectual property or acquire licenses to the intellectual property which is the subject of the asserted infringement.
Effective as of January 30, 2007, the Company changed its name from The A Consulting Team, Inc. to Helios & Matheson North America Inc. The name change reflects the Company’s desire to develop long term, mutually beneficial opportunities both in the United States and globally through its association with Helios & Matheson Parent, an information technology services organization with corporate headquarters in Chennai, India and the owner of approximately 52% of the Company’s outstanding common stock. Helios & Matheson Parent has granted the Company a non-exclusive right to use the name “Helios & Matheson” and related trademarks, service names and service marks. Helios & Matheson Parent has the right to terminate the Company’s right to use such name and related trademarks and service marks upon each of the following events: (i) the Company duly and properly effectuates a change of the Company’s corporate name which change is not consented to or approved by Helios & Matheson Parent; (ii) the Company consummates a business combination or merger, pursuant to which the Company is not the surviving corporation, or the Company consummates a sale of all or substantially all of its assets without the consent or approval of Helios & Matheson Parent and (iii) the Company files, or becomes a debtor subject to, a bankruptcy proceeding which proceeding or filing was not commenced by Helios & Matheson Parent or consented to by Helios & Matheson Parent. The Company could be materially adversely affected if Helios & Matheson Parent terminated the Company’s rights to use such name and the related trademarks and service marks as the Company would be forced to change its name, commence marketing under a new name and would not be able to enjoy the benefits of the Company’s marketing efforts under the name Helios & Matheson. Additionally, the Company is reliant upon Helios & Matheson Parent to protect Helios & Matheson’s trademarks, trade names, service marks and service names.
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

ITEM 1A. RISK FACTORS
Factors that Could Affect Operating Results
Statements included in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the SEC. Such forward-looking statements involve risk and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements may include, without limitation, statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to various risks and factors, including those identified below, those identified elsewhere in this report or those identified from time to time in the Company’s filings with the SEC. Among the important factors on which such statements are based are assumptions concerning the magnitude of the ongoing economic crisis, including its impact on the Company’s customers, the anticipated growth of the information technology industry and the continued needs of current and prospective customers for the Company’s services.
Operating Losses
The Company has incurred operating losses in 2008 and 2007. In the year ended December 31, 2008, the Company had an operating loss of ($2,953,000), which included a goodwill impairment (non-cash) charge of $1,141,000. In the year ended December 31, 2007, the Company had an operating loss of ($1,142,000). There is no guarantee that the Company can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues do not increase, or if operating expenses exceed expectations or cannot be adjusted accordingly, the Company will continue to experience operating losses and net losses and the Company’s results of operations and financial condition (including, potentially, its ability to continue as a going concern) will be materially and adversely affected.
Going Concern and Capital Requirements
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2008, the Company had $912,272 of cash and cash equivalents on hand as compared to $3,077,655 at December 31, 2007. The Company has a line of credit up to $1.0 million with Keltic Financial Partners, LP (“Keltic”) based on the Company’s eligible accounts receivable balances which is subject to certain financial covenants that shall apply only if the Company has any outstanding obligations to Keltic including borrowing under the facility. The Keltic line of credit, which was set to expire on June 27, 2009, has been extended through December 31, 2009 under the same terms and conditions. For the year ended December 31, 2008 the Company reported a net loss of ($2,924,000), which included a goodwill impairment (non-cash) charge of $1,141,000. For the year ended December 31, 2007, the Company reported a net loss of ($838,000). For the year ended December 31, 2006, the Company reported net income of $852,000, which included $881,000 of net proceeds received in connection with the release of claims relating to the terminated Vanguard transaction. Additionally, the Company had an accumulated deficit of $31.2 million at December 31, 2008. Beyond December 31, 2009, there is no guarantee that the Company will be able to renew or replace its current financing upon expiration on commercially reasonable terms or at all. Based upon the Company’s reduced liquidity, net losses and accumulated deficit, the ability of the Company to continue as a going concern is dependent on the Company achieving profitable operations and or obtaining additional sources of financing.
The Company may require additional financing in the future to continue to implement its product and services development, marketing and other corporate programs. If the Company is able to obtain additional debt financing, the terms of such financing could contain restrictive covenants that might negatively affect its shares of common stock, such as limitations on payments of dividends and could reduce earnings due to interest expenses. Any further issuance of equity securities could have a dilutive effect on the holders of the Company’s shares of common stock. The Company’s business, operating results and financial condition (including, potentially, its ability to continue as a going concern) may be materially harmed if the Company cannot obtain additional financing.
Economic Crisis
Spending on IT consulting services is largely discretionary and will decline during economic downturns when the Company’s clients are operating under reduced budgets, including during the ongoing economic crisis. A significant portion of the Company’s revenues is derived from sales to customers in the financial services, pharmaceutical and manufacturing/automotive industries. Many of the Company’s major customers in the financial services industry have come under significant financial pressure as a result of the ongoing economic crisis. The business, operating results and financial condition of the Company will be materially harmed if the current economic crisis persists or worsens and its clients engage the Company for fewer projects, or cancel, delay or terminate ongoing projects.

Dependence on Limited Number of Clients
The Company derives a significant portion of its revenues from a relatively limited number of clients primarily located in the New York/New Jersey metropolitan area of the United States. The ongoing economic crisis which has particularly affected this region has had and could continue to have an adverse effect on the financial condition of the Company’s clients located there, which in turn could adversely impact the Company’s ability to collect its accounts receivable as well as its business and future growth. For the year ended December 31, 2008, the Company had two customers which accounted for approximately 18% and 12% of revenues, respectively. For the year ended December 31, 2007, the Company had three customers which accounted for approximately 23%, 18% and 11% of revenues, respectively. For the year ended December 31, 2006, the Company had four customers which accounted for approximately 21%, 14%, 10% and 10% of revenues, respectively. Besides these customers, no other customer represented greater than 10% of the Company’s revenues. In any given year, the Company’s ten most significant customers may vary based upon specific projects for those clients during that year. There can be no assurance that the Company’s significant clients will continue to engage it for additional projects or do so at the same revenue levels. Clients engage the Company on an assignment-by-assignment basis, and a client can generally terminate an assignment at any time without penalties. The loss of any significant customer could have a material adverse effect on the Company’s business, results of operations and financial condition. A failure of the Company to develop relationships with new customers could have a material adverse effect on the Company’s business, results of operations and financial condition.
Volatility of Stock Price
The Company’s common stock is extremely illiquid, thinly traded and may be subject to wide fluctuations in price in response to variations in quarterly results of operations and other factors, including acquisitions, technological innovations and general economic or market conditions. In addition, stock markets have experienced extreme price and volume trading volatility especially in the past year. This volatility has had a substantial effect on the market price of many technology companies that has often been unrelated to the operating performance of those companies. This volatility may adversely affect the market price of its common stock. Additionally, the Company’s stock is infrequently traded on the NASDAQ Capital MarketCM where it is listed, which further increases the stock’s volatility, and there can be no assurance that a trading market for the common stock will be sustained.
NASDAQ Listing
The NASDAQ Capital Market CM’s continued listing requirements include requirements both that a company maintain a minimum bid price of $1 and that the market value of its publicly held shares (the market value of its shares not held by officers, directors or beneficial owners of more than 10% of the company’s total shares outstanding) be at least $1,000,000. At the close of business on March 27, 2009, the bid price for a share of the Company’s stock was $0.60, and the Company believes the value of its publicly held shares was approximately $691,297 based upon the public filings of our officers, directors and beneficial owners.
While The NASDAQ Capital Market CM has temporarily suspended both these continued listing requirements thru April 17, 2009, due to the recent turmoil in the financial markets, if upon the expiration of the temporary suspension, the Company is unable to meet the continued listing requirements of The NASDAQ Capital Market CM, then the Company could face being delisted from The NASDAQ Capital Market CM. The NASDAQ Capital Market CM has applied to the SEC to further extend this suspension thru July 19, 2009.
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
Billing Margins
The Company’s ability to maintain billing margins is uncertain. The Company derives revenues primarily from the hourly billing of consultants’ services and, to a lesser extent, from fixed-price projects. Its most significant cost is project personnel cost, which consists of consultant salaries and benefits as well as costs of subcontractors. Thus, the Company’s financial performance is primarily based upon billing margin (billable hourly rate less the consultant’s hourly cost) and personnel utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). The gross margin for the years ended December 31, 2008, 2007 and 2006 was 22.8%, 29.5% and 29.2%, respectively. The decline in gross margin for the year ended December 31, 2008 is primarily a result of an increase in lower margin time and material engagements, including an increase in third party placements. Consultant utilization rate for the years ended December 31, 2008, 2007 and 2006 was 76%, 75% and 88%. There can be no assurance that the Company’s cost containment and workforce rationalization efforts will provide positive results in the future. In addition, during the past three years the Company’s clients have been adverse to increases in any costs of the Company’s services and have employed Vendor Management Organizations as a means of monitoring and controlling these costs which have reduced and may continue to impact the Company’s margins.
Fluctuations in Quarterly Operating Results
The Company’s quarterly results of operations are variable. Variations in revenues and results of operations occur from time to time as a result of a number of factors including the size and significance of client engagements, consultant hiring and utilization rates, the timing of corporate expenditures and the number of business days in a quarter. Initiation or completion of client assignments can cause significant variations in results of operations from quarter to quarter. In addition, the Company’s engagements generally are terminable by the client at any time without penalties. Although the number of consultants can be adjusted to correspond to the number of active projects, the Company must maintain a sufficient number of senior consultants to oversee existing client projects and to assist its sales force in securing new client assignments. An unexpected reduction in the number of assignments could result in excess capacity of consultants and increased selling, general and administrative expenses as a percentage of revenues. The Company has also experienced, and may in the future experience, significant fluctuations in the quarterly results of its software sales as a result of the variable size and timing of individual license transactions, competitive conditions in the industry, changes in customer budgets, and the timing of the introduction of new products or product enhancements. In the event that the Company’s results of operations for any period are below the expectation of investors, the market price of the Company’s shares of common stock could be adversely affected.
Competition
The market for IT consulting services is intensely competitive, is affected by rapid technological advances and includes a large number of competitors. The Company’s competitors include the current or former consulting divisions of the “Big Four” accounting firms, major offshore outsourcing companies, systems consulting and implementation firms, application software development firms, management consulting firms, divisions of large hardware and software companies, and niche providers of IT services. Many of these competitors have significantly greater financial, technical and marketing resources than the Company. In addition, the Company competes with its clients’ internal resources, particularly when these resources represent an existing cost to the client. Competition imposes significant pricing pressures on the Company.
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

Rapid Industry Change
The Company’s business is subject to rapid technological change and is dependent on new solutions. The Company’s success will depend in part on its ability to develop information technology solutions to meet client expectations, and offer software services and solutions that keep pace with continuing changes in information technology, evolving industry standards and changing client preferences. The Company cannot assure investors that it will be successful in adequately addressing information technology developments on a timely basis or that, if addressed, the Company will be successful in the marketplace. The Company also cannot assure investors that products or technologies developed by others will not render its services uncompetitive or obsolete. The Company’s failure to address these developments could have a material adverse effect on its business, results of operations and financial condition.
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
If the Company’s management is unable to manage growth or new employees or consultants are unable to achieve anticipated performance levels, the Company’s business, results of operations and financial condition could be materially adversely affected.
Intellectual Property Rights
The Company relies upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom the Company license intellectual property, but there can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. In addition, the Company is subject to the risk of litigation alleging infringement of third-party intellectual property rights. Any such claims could require the Company to spend significant sums in litigation, pay damages, develop non-infringing intellectual property or acquire licenses to the intellectual property which is the subject of the asserted infringement.
Effective as of January 30, 2007, the Company changed its name from The A Consulting Team, Inc. to Helios & Matheson North America Inc. The name change reflects the Company’s desire to develop long term, mutually beneficial opportunities both in the United States and globally through its association with Helios & Matheson Parent, an information technology services organization with corporate headquarters in Chennai, India and the owner of approximately 52% of the Company’s outstanding common stock. Helios & Matheson Parent has granted the Company a non-exclusive right to use the name “Helios & Matheson” and related trademarks, service names and service marks. Helios & Matheson Parent has the right to terminate the Company’s right to use such name and related trademarks and service marks upon each of the following events: (i) the Company duly and properly effectuates a change of the Company’s corporate name which change is not consented to or approved by Helios & Matheson Parent; (ii) the Company consummates a business combination or merger, pursuant to which the Company is not the surviving corporation, or the Company consummates a sale of all or substantially all of its assets without the consent or approval of Helios & Matheson Parent and (iii) the Company files, or becomes a debtor subject to, a bankruptcy proceeding which proceeding or filing was not commenced by Helios & Matheson Parent or consented to by Helios & Matheson Parent. The Company could be materially adversely affected if Helios & Matheson Parent terminated the Company’s rights to use such name and the related trademarks and service marks as the Company would be forced to change its name, commence marketing under a new name and would not be able to enjoy the benefits of the Company’s marketing efforts under the name Helios & Matheson. Additionally, the Company is reliant upon Helios & Matheson Parent to protect the Helios & Matheson’s trademarks, trade names, service marks and service names.

The Company’s business includes the development of custom software applications in connection with specific client engagements. All ownership rights to software developed by the Company in connection with a client engagement are typically assigned to the client, such that the Company is not able to benefit commercially from additional or alternative uses of such applications. In limited situations, the Company may retain ownership or obtain a license from its client, which permits the Company or a third party to market the software for the joint benefit of the client and the Company or for the sole benefit of the Company.
NASDAQ Controlled Company
Helios & Matheson Parent holds approximately 52% of the voting power of the Company, and the Board of Directors has determined that the Company is a “controlled company” for the purposes of NASDAQ listing requirements. Therefore, the Company is not subject to NASDAQ listing requirements that, among other things, would otherwise require that the Board of Directors have a majority of independent directors and that the compensation of officers and the nomination of directors be determined in accordance with specific rules, generally requiring determinations by committees comprised solely of independent directors or in meetings at which only the independent directors are present. Accordingly, the stockholders of the Company will not have the same protection afforded to stockholders of companies that are subject to all of the NASDAQ governance requirements.
ITEM 2. PROPERTIES
The Company’s executive office is located at 200 Park Avenue South, New York, New York 10003. The Company’s executive office is approximately 6,000 square feet and is located in a leased facility with a term expiring on July 31, 2012. The Company also leases approximately 7,000 square feet in a facility in Clark, New Jersey and approximately 1,400 square feet in a facility in Chelmsford, Massachusetts. The lease on the New Jersey facility expires on August 31, 2010 and the lease on the Massachusetts facility expires January 31, 2010. In addition, the Company maintains workstations in Bangalore, India and pays a facilities fee that is based on the number of consultants it engages to work on assignments at the workstations. The Company is currently using such facilities under a Statement of Work which expires July 31, 2010.
The Company is currently seeking a tenant to sublease the New Jersey facility.
ITEM 3. LEGAL PROCEEDINGS
The Company is not involved in any significant legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the year ended December 31, 2008.
ITEM 4.01. EXECUTIVE OFFICERS OF REGISTRANT
The following section sets forth information as to each executive officer of Helios & Matheson, including his age, present principal occupation, other business experience during the last five years, directorships in other publicly-held companies, and period of service with the Company.
Salvatore M. Quadrino, 62, has been the Chief Financial Officer of the Company since May 1, 2006 and Secretary from April 26, 2006 through May 9, 2008. In addition, on May 9, 2008, the Company offered and Mr. Quadrino accepted the position of interim Chief Executive Officer of the Company, to serve in this dual capacity. Mr. Quadrino will not serve as the Secretary of the Company for so long as he serves the Company in the capacity of interim Chief Executive Officer. From January 2004 through May 1, 2006, Mr. Quadrino served as an independent consultant providing Finance and Accounting solutions to clients as either interim chief financial officer or project manager. From 2002 to 2004, Mr. Quadrino served as Chief Financial Officer for Con Edison Communications, Inc. From 2000 to 2001 Mr. Quadrino served as the Chief Financial Officer for Submit Order Inc. Prior to 2000, Mr. Quadrino served as Chief Financial Officer for Medical Logistics Inc., COVISTA Communications Inc. and Erols Internet, Inc. From 1990 to 1996, Mr. Quadrino was employed by Suburban Propane Partners LP, initially as Chief Financial Officer, then as President and Chief Executive Officer. In the role of President and Chief Executive Officer, Mr. Quadrino led Suburban Propane in its successful initial public offering and listing on the New York Stock Exchange. Mr. Quadrino is a Certified Public Accountant.

Michael Prude, 46, has been the Chief Operating Officer of the Company since June 5, 2006. Mr. Prude has been a full-time employee of Helios & Matheson since 1993 and prior to his promotion to Chief Operating Officer, he held various positions within the Company, the last of which was as Chief Technology Officer, pursuant to which he had responsibilities for sales, recruiting and project delivery. Mr. Prude has over 20 years of experience providing business technology solutions to Fortune 1,000 clients. He began his career managing development projects for Long Island Trust Co. and has delivered technology solutions for numerous financial services organizations such as Citibank and Barclays. Prior to joining Helios & Matheson, Mr. Prude formed his own consulting company which provided services to organizations such as Chase Manhattan Bank, First Boston, Manufacturers Hanover Trust and CCH Legal.
Effective February 23, 2009, the Board of Directors of the Company and Mr. Prude agreed that Mr. Prude would be terminating his employment with the Company and that his responsibilities would be redistributed to the remaining members of the Company’s senior management team. Under the terms of Mr. Prude’s employment agreement, with which the Company intends to comply, his final day with the Company will be April 30, 2009. Mr. Prude is entitled to nine months of severance totaling $155,250 which will be paid out monthly beginning May 2009. As of May 1, 2009, the Company will have only one named executive officer.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
Price Range of Common Stock
The Company’s common stock is currently listed on The NASDAQ Capital MarketCM under the symbol “HMNA.” The Company completed an initial public offering of its common stock on August 8, 1997 and was listed on The NASDAQ National Market. In August 2002, the Company’s common stock transitioned to The NASDAQ Capital Market CM.
The following table sets forth the quarterly range of high and low sale prices of the Company’s common stock since January 1, 2007 as reported by NASDAQ:

2007	High	Low
First Quarter	$4.17	$2.75
Second Quarter	5.09	3.85
Third Quarter	5.38	2.47
Fourth Quarter	3.45	1.72

2008	High	Low
First Quarter	$2.85	$1.56
Second Quarter	2.40	1.52
Third Quarter	2.24	1.13
Fourth Quarter	1.80	0.01

Performance Graph
The following graph depicts the performance of $100 invested on March 31, 2004 in the Company’s common stock with (i) a Peer Index of selected Information Technology and e-Services companies and (ii) the Nasdaq® Major Market Computer and Data Processing Services Index. The comparison assumes reinvestment of all dividends on a quarterly basis for the years ended December 31, 2004, 2005, 2006, 2007 and 2008. Shareholder returns over the indicated periods should not be considered indicative of future shareholder returns.
Dividends
The Company has not paid any cash dividends on its common stock and does not anticipate declaring any dividends in 2008.
The Company is prohibited from paying dividends on its stock under the Restated and Amended Loan and Security Agreement dated June 27, 2007 between the Company and Keltic for so long as the Company has any obligations to Keltic under such agreement.
Holders
There were approximately 17 holders of record of the Company’s common stock as of March 27, 2009. The Company believes that the number of beneficial shareholders exceeds 200.
Recent Sales of Unregistered Securities
None.

Equity Compensation Plan Information
The Registrant has not determined when it will hold its 2009 Annual Meeting of Shareholders. If the Registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders is filed on or before April 30, 2009, then this information will be incorporated by reference from the Registrant’s definitive Proxy Statement. If such definitive Proxy Statement is not filed on or before April 30, 2009, then this information will be filed as an amendment to this Report not later than April 30, 2009.
ITEM 6. SELECTED FINANCIAL DATA
The following table contains certain financial and operating data and is qualified by the more detailed Consolidated Financial Statements and Notes thereto included herein. The selected financial data in the table is derived from the Company’s Consolidated Financial Statements and Notes thereto, which includes financial data from its wholly owned subsidiary, International Object Technology, Inc. (“IOT”) (a privately owned, professional services firm that provided data management and business intelligence solutions, technology consulting and project management services) from the date of acquisition on July 19, 2002 and from HMGS from the date of acquisition on September 30, 2005. The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included herein.
Selected Financial Data
(in thousands, except number of shares and per share data)

	Year Ended December 31,
	2008		2007	2006		2005		2004
Statement of Operations Data:
Revenues	$19,651		$20,830	$24,940		$26,432		$25,035
(Loss)/income from operations	(2,953	) (3)	(1,142)	900	(2)	(461	) (1)	1,360
Net (loss)/income	(2,924)		(838)	852		(484)		1,237
Net (loss)/income per share Basic	$(1.22)		$(0.35)	$0.36		$(0.22)		$0.57
Basic	$(1.22)		$(0.35)	$0.36		$(0.22)		$0.57
Diluted	$(1.22)		$(0.35)	$0.35		$(0.22)		$0.53
Weighted average shares used in per share calculation-basic	2,396,707		2,391,452	2,380,699		2,285,874		2,110,072
Weighted average shares used in per share calculation-diluted	2,396,707		2,391,452	2,404,946		2,285,874		2,312,021

Balance Sheet Data
Total assets	$5,473		$8,505	$9,789		$8,493		$8,650
Long-term liabilities	—		—	—		—		13
Shareholders’ equity	3,665		6,520	7,209		6,205		6,423
Number of shares outstanding at year end	2,396,707		2,396,707	2,382,801		2,361,333		2,122,647

(1)	Includes $1.2 million in pretax costs associated with the terminated transaction with Vanguard Info-Solution Corporation for the year ended December 31, 2005.

(2)
Includes net proceeds received by the Company in connection with the release of claims relating to the terminated transaction with Vanguard Info-Solution Corporation of $881,000 in the second quarter of 2006.

(3)	Includes a goodwill impairment (non-cash) charge of $1.1 million in the fourth quarter of 2008.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of significant factors affecting the Company’s operating results and liquidity and capital resources should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes.
Overview
Since 1983, Helios & Matheson has provided IT services and solutions to Fortune 1000 companies and other large organizations. In 1997, Helios & Matheson became a public company headquartered in New York, New York. In addition, the Company has offices in Clark, New Jersey, Chelmsford, Massachusetts and Bangalore, India. The Company’s common stock is currently listed on The NASDAQ Capital Market CM. under the symbol “HMNA”. Prior to January 30, 2007, the Company’s name was The A Consulting Team, Inc.
Helios & Matheson provides a wide range of high quality, software and consulting solutions, through an integrated suite of market driven Service Lines in the areas of Application Value Management, Application Development and Integration, Independent Validation, Infrastructure, Information Management and IT Advisory Services for Fortune 1000 companies and other large organizations. These services account for approximately 90% of the Company’s revenues. The Company’s solutions are based on an understanding of each client’s enterprise model. The Company’s accumulated knowledge may be applied to new projects such as planning, designing and implementing enterprise-wide information systems, database management services, performance optimization, migrations and conversions, strategic sourcing, outsourcing and systems integration.
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
Helios & Matheson markets and distributes a number of software products developed by independent software developers. The Company believes its relationships with approximately 50 software clients throughout the country provide opportunities for the delivery of additional Company consulting and training services. The software products offered by Helios & Matheson are developed in the United States, England and Finland and marketed primarily through trade shows, direct mail, telemarketing, client presentations and referrals. Revenue from the sale of software is ancillary to the Company’s total revenues, but in the future the Company hopes to use such sales as a means of introducing itself to potential clients. During 2008, revenue from the software service line increased to a level of 10% of the Company’s total revenues.
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

The Company believes that its business, operating results and financial condition have been harmed by the ongoing economic crisis. A significant portion of the Company’s major customers are in the financial services, pharmaceutical and manufacturing/automotive industries and have come under considerable pressure as a result of the unprecedented economic conditions in the financial markets. Spending on IT consulting services is largely discretionary. While the Company has not lost any major clients, it has experienced a pushback of new assignments from existing clients and difficulty in replacing completed projects, both of which have impacted revenue growth through the fourth quarter of 2008 and continue to impact revenue growth through 2009 year to date.
Beginning in 2006 and continuing through the fourth quarter of 2008, the Company expanded its sales and recruiting resources in an effort to increase its revenues in both the short and long-term. This effort, however, was unsuccessful through the fourth quarter of 2008 as indicated by the general decline in the Company’s consulting revenue and has continued to be unsuccessful through 2009 year to date. The Company’s effort to increase its revenues has been challenged further by a turnover of senior sales staff that began at the end of the second quarter of 2008 and continued into the fourth quarter of 2008.
For the three and twelve months ending December 31, 2008, approximately 70% and 67% respectively, of the Company’s consulting services revenues were generated from the hourly billing of its consultants’ services to its clients under time and materials engagements, with the remainder generated under fixed-price engagements. The Company has established standard-billing guidelines for consulting services based on the types of services offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a semi-monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.
The Company has also generated revenues by selling software licenses. In addition to initial software license fees, the Company also derives revenues from the annual renewal of software licenses. Because future obligations associated with such revenue are insignificant, revenues from the sale of software licenses are recognized upon delivery of the software to a customer. The Company views software sales as ancillary to its core consulting services business. Revenue generated from software sales will vary from period to period. During 2008, revenue from the software service line increased to a level of 10% of the Company’s total revenues.
The Company’s most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company’s operating performance is primarily based upon billing margins (billable hourly rate less the consultant’s hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). For the twelve months ended December 31, 2008, 2007, and 2006, gross margin was 22.8%, 29.5% and 29.2%, respectively. The decrease in gross margin during 2008 was primarily a result of an increase in lower margin time and material engagements, including an increase in third party placements whereby the Company supplies resources to a third party who, in turn, supplies the Company’s resources to a client. Large portions of the Company’s engagements are on a time and materials basis. While most of the Company’s engagements allow for periodic price adjustments to address, among other things, increases in consultant costs, to date clients have been adverse to accepting cost increases. In addition, an increasing number of the Company’s clients are outsourcing the management of their time and material engagements to external Vendor Management Organizations (“VMO’s”) who are responsible for monitoring the costs of external service providers. The Company has been challenged with absorbing the costs associated with the VMO’s.
Helios & Matheson actively manages its personnel utilization rates by monitoring project requirements and timetables. Helios & Matheson’s utilization rate for the three and twelve months ending December 31, 2008, was approximately 84% and 76%, respectively as compared to 79% and 75% for the three and twelve months ending December 31, 2007, respectively. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in Helios & Matheson’s training programs in order to expand their technical skill sets. The Company carefully monitors consultants that are not utilized. While the Company has established guidelines for the amount of non-billing time that it allows before a consultant is terminated, actual terminations vary as circumstances warrant.

Effective January 1, 2009, the Board of Directors of the Company requested that all members of the senior management team agree to accept pay reductions. As a result, Mr. Quadrino’s $5,000 per month stipend was eliminated and his annual base salary was adjusted from $200,000 to $220,000 and Mr. Prude’s annual base salary was reduced by $30,000, from $237,000 to $207,000, resulting in a combined annual reduction of approximately $70,000. Effective February 1, 2009, pay reductions were extended to other employees of the Company, resulting in an additional annual reduction of approximately $130,000.
Investments
On July 19, 2002, the Company acquired all of the common stock of IOT (a privately owned, professional services firm that provided data management and business intelligence solutions, technology consulting and project management services). During the first quarter of 2006, IOT’s operations were fully integrated into Helios & Matheson. The purchase price of the acquisition exceeded the fair market value of the net assets acquired, resulting in the recording of goodwill stated at $1,140,964. As prescribed under SFAS 142, the Company had an evaluation done of its goodwill and intangible assets, which was performed by an independent third party. The Company tested for impairment using the guidance for measuring impairment set forth in SFAS No. 142 and it was determined by the Company with the results from an independent third party that goodwill was impaired at December 31, 2008. Based on the test results, the Company took an impairment charge equal to the entire amount of goodwill and reduced 2008 earnings by $1,140,964.
On January 21, 2005, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Vanguard, a New Jersey corporation, the Vanguard shareholders and the authorized representative of the Vanguard shareholders named therein providing for an exchange of 7,312,796 shares of the Company’s common stock for all of the issued and outstanding shares of capital stock of Vanguard (the “Share Exchange”). Additionally, on January 21, 2005, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Oak Finance Investments Limited (“Oak”), a British Virgin Islands company, providing for the sale of between 625,000 and 1,250,000 shares of the Company’s common stock to Oak at a cash purchase price of $8.00 per share (the “Share Issuance”). The Company’s former Chairman, Chief Executive Officer and President, Mr. Shmuel BenTov, had also entered into an agreement under which he agreed to sell all of his shares of Company capital stock to Oak in a separate transaction at $10.25 per share. On August 4, 2005, the Company terminated the Share Exchange Agreement with Vanguard and its shareholders and the Stock Purchase Agreement with Oak, pursuant to the terms of each agreement. During the twelve months ended December 31, 2005, the Company incurred approximately $1.2 million of expenses related to the Vanguard transaction.
As of June 1, 2006, the Company and its former Chairman, Chief Executive Officer and President, Mr. BenTov, (the “Helios & Matheson Releasors”) entered into and delivered general releases and covenants not to sue, pursuant to which the Helios & Matheson Releasors released and covenanted not to sue Vanguard and certain Vanguard-related persons, including (without limitation) its directors, officers, agents and certain advisors of Vanguard (the “Vanguard Released Parties”), in connection with any and all claims existing as of the date of such releases and covenants, including, without limitation, any claims that were related to the terminated Vanguard transaction. In connection therewith, the Company received an aggregate of $1,100,000 (without giving affect to the Company’s payment of $219,000 for fees and costs incurred in connection with this recovery), and the Company and certain related persons, including (without limitation) Mr. BenTov, received general releases and covenants not to sue from certain of the Vanguard Released Parties. Selling, General and Administrative expenses have been reduced by net proceeds of $881,000 from the release of claims relating to the terminated Vanguard transaction for the twelve months ended December 31, 2006.
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

The Company had a minority investment in Methoda Computer Ltd. (“Methoda”), a methodology provider and knowledgebase for IT management and software engineering based in Israel. As of December 31, 2006, this investment had a carrying value on the Company’s books of $87,000. Repeated attempts by the Company to obtain current financial and operational information relating to this investment had been unsuccessful. During the first quarter of 2007, the Company wrote off, to SG&A expenses, its investment in Methoda of $87,000.
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
The Company tested for impairment for the year ended December 31, 2008 and it was determined by the Company with the results from an independent third party that there was an impairment of goodwill at December 31, 2008. Based on the test results, the Company took an impairment (non-cash) charge equal to the entire amount of its goodwill and reduced 2008 earnings by $1,140,964.
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
Results of Operations
The following table sets forth the percentage of revenues of certain items included in the Company’s Statements of Operations:

	Year Ended December 31,
	2008		2007	2006
Revenues	100.0%		100.0%	100.0%
Cost of revenues	77.2%		70.5%	70.8%

Gross profit	22.8%		29.5%	29.2%
Operating expenses	37.8	% (1)	35.0%	25.5%

(Loss)/Income from operations	(15.0)%		(5.5)%	3.6%

Net (loss)/income	(14.9)%		(4.0)%	3.4%

(1)	Includes a goodwill impairment charge of $1,141,000.
Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007
Revenues. Revenues of the Company decreased by $1.2 million or 5.7% from $20.8 million for the twelve months ended December 31, 2007 to $19.7 million for the twelve months ended December 31, 2008. The decrease is primarily attributable to a decline in consulting revenue due to difficulty in replacing completed projects and a pushback of new assignments from existing clients primarily as a result of the unprecedented crisis in the financial markets and the economy more broadly.
Gross Profit. The resulting gross profit for the twelve months ended December 31, 2008 was $4.5 million, a decrease of $1.7 million or 27.2% from the 2007 comparable period amount of $6.1 million. As a percentage of total revenue, gross margin for the twelve months ended December 31, 2008 was 22.8%, a decrease of 6.7% from the 2007 level of 29.5%. The decline in gross margin for the year ended December 31, 2008 is primarily a result of a change in mix from higher margin projects to lower margin time and material engagements, including an increase in third party placements whereby the Company supplies resources to a third party who, in turn, supplies the Company’s resources to a client.
Operating Expenses. Operating expenses are comprised of Selling, General and Administrative (“SG&A”) expenses, a goodwill impairment (non-cash) charge and depreciation and amortization. SG&A expenses decreased by $1.0 million, or 14% from $7.1 million for the twelve months ended December 31, 2007 to $6.1 million for the twelve months ended December 31, 2008. The decrease in SG&A is associated with various cost reduction initiatives including, but not limited to, a reduction in employee headcount. For the twelve months ended December 31, 2008 operating expenses include a goodwill impairment (non-cash) charge of $1.1 million. Depreciation and amortization expenses decreased $10,000, from $188,000 for the twelve months ended December 31, 2007 to $178,000 for the twelve months ended December 31, 2008.

Taxes. Taxes increased $158,000 from ($147,000) for the twelve months ended December 31, 2007 to $12,000 for the twelve months ended December 31, 2008. For the twelve months ended December 31, 2008, the Company recorded a tax provision of $18,000 for minimum state taxes, which was partially offset by a tax benefit of $6,000 resulting from provision to return adjustments from the filing of state and federal tax returns. In addition, deferred taxes were not impacted by the pre-tax income since such amounts are fully reserved as of December 31, 2008 and 2007, respectively.
Net (Loss)/Income. As a result of the above, the Company had a net loss of ($2.9) million or ($1.22) per basic and diluted share for the twelve months ended December 31, 2008 compared to a net loss of ($838,000) or ($0.35) per basic and diluted share for the twelve months ended December 31, 2007. Net loss for the period ended December 31, 2008 included an impairment charge of $1.1 million.
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
Operating Expenses. Operating expenses are comprised of SG&A expenses, and depreciation and amortization. SG&A expenses increased by $881,000, or 14.2% from $6.2 million for the twelve months ended December 31, 2006 to $7.1 million for the twelve months ended December 31, 2007. SG&A for the twelve months ended December 31, 2006 was reduced by $881,000 of net settlement proceeds received in connection with the release of claims related to the terminated Vanguard transaction. Excluding the Vanguard settlement proceeds, SG&A remained unchanged at $7.1 million for the twelve months ended December 31, 2007 as cost reduction initiatives offset inflationary increases and increases in selling expenses. Depreciation and amortization expenses increased $36,000, from $151,000 for the twelve months ended December 31, 2006 to $188,000 for the twelve months ended December 31, 2007 primarily as a result of upgrades to systems and servers.
Taxes. Taxes decreased $264,000 from $117,000 for the twelve months ended December 31, 2006 to ($147,000) for the twelve months ended December 31, 2007. The Company recorded tax benefits of $76,000 and $86,000 for federal net operating loss carrybacks and provision to return adjustments from the filing of state and federal tax returns, respectively, which was partially offset by $15,000 for minimum state taxes for the twelve months ended December 31, 2007. In addition, deferred taxes were not impacted by the pre-tax income since such amounts are fully reserved as of December 31, 2007 and 2006, respectively.
Net (Loss)/Income. As a result of the above, the Company had a net loss of ($838,000) or ($0.35) per basic and diluted share for the twelve months ended December 31, 2007 compared to net income of $852,000 or $0.36 per basic and $0.35 per diluted share for the twelve months ended December 31, 2006.
Liquidity and Capital Resources
The Company had an operating loss of approximately ($3.0) million and a net loss of approximately ($2.9) million for the twelve months ended December 31, 2008, both of which included a goodwill impairment (non-cash) charge of $1.1 million. During the twelve months ended December 31, 2007, the Company had an operating loss of ($1.1) million and a net loss of ($838,000). The Company believes that its business, operating results and financial condition have been harmed by the recent economic crisis. A significant portion of the Company’s major customers are in the financial services industry and have come under considerable pressure as a result of the unprecedented economic conditions in the financial markets. While the Company has not lost any major clients, it has experienced a pushback of assignments from existing clients. Spending on IT consulting services is largely discretionary, and the Company has experienced a pushback of new assignments from existing clients and difficulty in replacing completed projects, both of which have impacted revenue growth through the fourth quarter of 2008. While the Company continues to focus on revenue growth and cost reductions, including but not limited to outsourcing and off-shoring solutions, in an attempt to improve its financial condition, there can be no assurance that the Company will be profitable in future periods.

The Company’s cash balances were approximately $912,000 at December 31, 2008 and $3.1 million at December 31, 2007. Net cash used in operating activities for the twelve months ended December 31, 2008 was approximately $2.1 million compared to net cash used in operating activities of approximately $722,000 for the twelve months ended December 31, 2007 and net cash provided by operating activities of $1.8 million for the twelve months ended December 31, 2006 (which included $881,000 of net proceeds received in connection with the release of claims relating to the terminated Vanguard transaction). Excluding the $881,000 of net settlement proceeds associated with the terminated Vanguard transaction, net cash provided by operating activities for the twelve months ended December 31, 2006 was $902,000. The increases in net cash used is primarily a result of the operating losses incurred for the twelve months ended December 31, 2008 and 2007, respectively.
The Company’s accounts receivable, less allowance for doubtful accounts, at December 31, 2008 and December 31, 2007 were $3.9 million and $3.5 million, respectively, representing 66 and 60 days of sales outstanding (“DSO”), respectively. The Company believes the increase in DSO from 60 days in 2007 to 66 days in 2008 is consistent with clients’ financial pressures created by the ongoing economic crisis. The accounts receivable at December 31, 2008 and 2007 included $34,000 and $33,000 of unbilled revenue respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.
For the twelve months ended December 31, 2008, the Company had revenues from two customers, which represented 18%, and 12% of revenues. For the twelve months ended December 31, 2007, the Company had revenues from three customers, which represented 23%, 18% and 11% of revenues, respectively. No other customer represented greater than 10% of the Company’s revenues for such periods.
Net cash used in investing activities was approximately $43,000, $73,000 and $128,000, for the twelve months ended December 31, 2008, 2007 and 2006, respectively. In each of the three years, this included additions to property and equipment of $43,000, $73,000, and $128,000 respectively, consisting primarily of upgrades to systems and servers.
Net cash provided by financing activities was approximately $0, $26,000 and $30,000 for the twelve months ended December 31, 2008, 2007 and 2006, respectively.
The Company has entered into a Restated and Amended Loan and Security Agreement (“the Loan Agreement”) with Keltic. The Loan Agreement, which was set to expire June 27, 2009, has been extended through December 31, 2009 under the same terms and conditions. Under the Loan Agreement, the Company has a line of credit up to $1.0 million based on the Company’s eligible accounts receivable balances at an interest rate that varies based on the extent of usage in any given calendar year from a minimum of prime to a maximum of prime plus 0.75% assuming no event of default under the Loan Agreement. Availability at December 31, 2008, was $1.0 million. The Loan Agreement has certain financial covenants that shall apply only if the Company has any outstanding obligations to Keltic including borrowing under the facility. The Company had no outstanding balance at December 31, 2008, or at December 31, 2007 under the Loan Agreement.
Beyond December 31, 2009, there is no guarantee that the Company will be able to renew or replace such financing upon expiration on commercially reasonable terms or at all.
In management’s opinion, cash flows from operations and borrowing capacity combined with cash on hand will provide adequate flexibility for funding the Company’s working capital obligations for the next twelve months.
For the twelve months ended December 31, 2008, there were no shares of common stock issued pursuant to the exercise of options issued under the Company’s stock option plan. For the twelve months ended December 31, 2007 and 2006, 13,906 and 21,468 shares of common stock were issued pursuant to the exercise of options issued under the Company’s stock option plan.

Off-Balance Sheet Arrangements
The Company did not have any “Off Balance Sheet Arrangements” during the twelve months ended December 31, 2008, 2007, and 2006, respectively.
Contractual Obligations
The Company has the following contractual obligations as of December 31, 2008:

	Payments Due by Period
					More Than 5
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	Years
Long Term Obligations
Employment Contracts (1)	334,250	317,000	17,250	—	—
Operating Lease Obligations
Rent (2)	1,260,683	436,267	658,613	165,803	—

Total	$1,594,933	$753,267	$675,863	$165,803	$—

(1)
The Company has employment agreements with its two named Executive Officers (Salvatore M. Quadrino, the Company’s Interim Chief Executive Officer and Chief Financial Officer, and Michael Prude, the Company’s Chief Operating Officer). Under Mr. Quadrino’s employment agreement, Mr. Quadrino will serve in a dual capacity as Chief Financial Officer and Interim Chief Executive Officer. Under this agreement, prior to January 1, 2009, Mr. Quadrino received, on a month-to-month basis, an additional $5,000 per month stipend for his role as Interim Chief Executive Officer. Effective January 1, 2009, this $5,000 per month stipend was eliminated and Mr. Quadrino’s annual salary was adjusted from $200,000 to $220,000. This rate adjustment is reflected in the table above. The employment agreement with Mr. Prude, the Company’s COO is effective July 1, 2007 and has a term of two years. Effective January 1, 2009, Mr. Prude’s annual salary was reduced by $30,000 from $237,000 to $207,000. This rate adjustment is reflected in the table above. Effective February 23, 2009, the Board of Directors of the Company and Mr. Prude agreed that Mr. Prude would be terminating his employment with the Company and that his responsibilities would be redistributed to the remaining members of the Company’s senior management team. Under the terms of Mr. Prude’s employment agreement, with which the Company intends to comply, his final day with the Company will be April 30, 2009. Mr. Prude is entitled to nine months of severance totaling $155,250 which will be paid out monthly beginning May 2009. This severance amount is reflected in the table above.

(2)
The Company has a New York facility with a lease term expiring July 31, 2012, a New Jersey facility with a lease term expiring August 31, 2010, and a Massachusetts facility with a lease term expiring January 31, 2010.

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
See financial statements on pages F-1 through F-19 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A(T). CONTROLS AND PROCEDURES
Attached as exhibits to this Form 10-K is a certification from Salvatore M. Quadrino, the Company’s interim Chief Executive Officer and Chief Financial Officer, which is required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certification.
Evaluation of Disclosure Controls and Procedures
The Company conducted an evaluation of the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”) as of the end of the period covered by this Form 10-K. The Disclosure Controls evaluation was conducted under the supervision and with the participation of management, including Salvatore M. Quadrino. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in the reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to the management, including Salvatore M. Quadrino, as appropriate to allow timely decisions regarding required disclosure. The quarterly evaluation of Disclosure Controls includes an evaluation of some components of the internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report, which is set forth below.
The evaluation of the Disclosure Controls included a review of the Disclosure Controls’ objectives and design, the Company’s implementation of the Disclosure Controls, and their effect on the information generated for use in this Form 10-K. In the course of the Disclosure Controls evaluation, the Company reviewed identified data errors, control problems, or acts of fraud, and sought to confirm that appropriate corrective actions including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including Salvatore M. Quadrino, concerning the effectiveness of the Disclosure Controls can be reported in the Company’s periodic reports on Form 10-Q and Form 10-K. Many of the components of the Company’s Disclosure Controls are also evaluated on an ongoing basis by other personnel in the Company’s Internal Finance department. The overall goals of these various evaluation activities are to monitor the Company’s Disclosure Controls, and to modify them as necessary. The Company’s intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.
Based on the Disclosure Controls evaluation, Salvatore M. Quadrino has concluded that, as of the end of the period covered by this Form 10-K, the Company’s Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and that material information related to the Company and its consolidated subsidiaries is made known to management, including Salvatore M. Quadrino.
Management Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statement for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the Company’s internal control over financial reporting as of December 31, 2008, the end of the Company’s fiscal year. Management based its assessment on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment. This assessment is supported by testing and monitoring performed by both an external independent third party serving as the Company’s internal audit organization and the Company’s internal finance department.
Based on the Company’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has reviewed the results of the assessment of the Company’s internal controls over financial reporting with the Audit Committee of the Company’s Board of Directors.
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
Inherent Limitations on Effectiveness of Controls
The Company’s management, including Salvatore M. Quadrino, does not expect that the Company’s Disclosure Controls or the Company’s internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include faulty judgments and breakdowns due to simple error or mistake. Controls can also be circumvented by individuals, by collusion, or by management override (whether such action is intentional or unintentional). The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Therefore, any current evaluation of controls can not and should not be projected to future periods.
Changes in Internal Controls
On a quarterly basis the Company evaluates any changes to the Company’s internal control over financial reporting to determine if material changes occurred. Based upon this evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2008 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning executive officers required by this item is contained in Item 4.01 entitled “Executive Officers of the Registrant”, in Part I hereof. The information concerning compliance with Section 16(a) of the Exchange Act and the Company’s Code of Ethics is set forth below in this Item 10. The Registrant has not determined when it will hold its 2009 Annual Meeting of Shareholders. If the Registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders is filed on or before April 30, 2009, then all other information required by this item will be incorporated by reference from the Registrant’s definitive Proxy Statement. If such definitive Proxy Statement is not filed on or before April 30, 2009, then all other information required by this item will be filed as an amendment to this Report not later than April 30, 2009.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and certain beneficial owners of the Company’s equity securities (the “Section 16 Reporting Persons”) to file with the SEC reports regarding their ownership and changes in ownership of the Company’s equity securities. The Company believes that, during the fiscal year 2008, its Section 16 Reporting Persons complied with all Section 16(a) filing requirements.
Code of Ethics
The Board of Directors has adopted a code of ethics designed, in part, to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with or submits to the Securities and Exchange Commission and in the Company’s other public communications, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of code violations to an appropriate person or persons, as identified in the code and accountability for adherence to the code. The code of ethics applies to all directors, executive officers and employees of the Company. The Company will provide a copy of the code to any person without charge, upon request to Ms. Jeannie Lovastik, Human Resources Generalist by calling 732-499-8228 or writing to Ms. Lovastik’s attention at Helios & Matheson North America Inc., 200 Park Avenue South, Suite 901, New York, New York, 10003.
The Company intends to disclose any amendments to or waivers of its code of ethics as it applies to directors or executive officers by filing them on Form 8-K.
ITEM 11. EXECUTIVE COMPENSATION
The Registrant has not determined when it will hold its 2009 Annual Meeting of Shareholders. If the Registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders is filed on or before April 30, 2009, then the information required by this item will be incorporated by reference from the Registrant’s definitive Proxy Statement. If such definitive Proxy Statement is not filed on or before April 30, 2009, then the information required by this item will be filed as an amendment to this Report not later than April 30, 2009.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The Registrant has not determined when it will hold its 2009 Annual Meeting of Shareholders. If the Registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders is filed on or before April 30, 2009, then the information required by this item will be incorporated by reference from the Registrant’s definitive Proxy Statement. If such definitive Proxy Statement is not filed on or before April 30, 2009, then the information required by this item will be filed as an amendment to this Report not later than April 30, 2009.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The Registrant has not determined when it will hold its 2009 Annual Meeting of Shareholders. If the Registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders is filed on or before April 30, 2009, then the information required by this item will be incorporated by reference from the Registrant’s definitive Proxy Statement. If such definitive Proxy Statement is not filed on or before April 30, 2009, then the information required by this item will be filed as an amendment to this Report not later than April 30, 2009.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Registrant has not determined when it will hold its 2009 Annual Meeting of Shareholders. If the Registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders is filed on or before April 30, 2009, then the information required by this item will be incorporated by reference from the Registrant’s definitive Proxy Statement. If such definitive Proxy Statement is not filed on or before April 30, 2009, then the information required by this item will be filed as an amendment to this Report not later than April 30, 2009.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

3.3	Second Amended and Restated By-Laws of the Registrant dated June 20, 2007, incorporated by reference to Exhibit 3.3 on Form 8-K, as previously filed with the SEC on June 22, 2007.

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Form 10-K for the period ended December 31, 2006, as previously filed with the SEC on March 29, 2007.

10.1.1	Amended and Restated 1997 Stock Option and Reward Plan, incorporated by reference to Annex J to the Company’s Definitive Proxy Statement, as previously filed with the SEC on June 27, 2005.

10.1.2	Amendment No. 1 to the Registrant’s Amended and Restated 1997 Stock Option and Award Plan, incorporated by reference to Exhibit 10.2 on Form 8-K, as previously filed with the SEC on June 9, 2006.

Exhibit
Number	Description of Exhibits

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

10.2
Restated and Amended Loan and Security Agreement between the Registrant and Keltic Financial Partners, LP dated September 27, 2007, incorporated by reference to Exhibit 10.2 to the Form 10-K for the period ended December 31, 2007, as previously filed with the SEC on March 25, 2008.

10.2.1	Extension of Restated and Amended Loan and Security Agreement between the Registrant and Keltic Financial Partners, LP dated March 30, 2009.

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

10.7
Form of Indemnification Agreement between the Registrant and certain of its Directors and its Chief Executive Officer, incorporated by reference to Exhibit 10.12 to the Form 10-Q for the period ended September 30, 2003 as previously filed with the SEC on November 14, 2003.

10.8
Employment Agreement, dated as of May 1, 2006, between the Registrant and Salvatore M. Quadrino, incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, as previously filed with the SEC on May 1, 2006.

10.9	Amended Employment Agreement, dated as of May 9, 2008, between the Registrant and Salvatore M. Quadrino.

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

10.12
Employment Agreement, dated as of July 1, 2007, by and between the Registrant and Michael Prude, incorporated by reference to Exhibit 5.02 on Form 10-Q, as previously filed with the SEC on August 10, 2007.

10.13
Professional Services Agreement by and between the Registrant and IonIdea, Inc., dated as of January 29, 2007, incorporated by reference to Exhibit 10.12 to the Form 10-K for the period ended December 31, 2006, as previously filed with the SEC on March 29, 2007.

Exhibit
Number	Description of Exhibits

10.14	Professional Services Agreement by and between the Registrant and IonIdea, Inc., dated as of August 1, 2008.

10.15
Key-Person Life Insurance Premium Sharing Agreement effective as of July 1, 2006 by and among the Registrant, Helios & Matheson Parent and Mr. Shmuel BenTov, incorporated by reference to Exhibit 10.1 on Form 8-K, as previously filed with the SEC on June 30, 2006.

10.16
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
Salvatore M. Quadrino,
Interim Chief Executive Officer and Chief Financial Officer
Date: March 31, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Salvatore M. Quadrino Salvatore M. Quadrino	Interim Chief Executive Officer and Chief Financial Officer (Principal Executive Officer) (Principal Financial Officer)	March 31, 2009

/s/ Shri S. Jambunathan Shri S. Jambunathan	Chairman and Director	March 31, 2009

/s/ Daniel L. Thomas Daniel L. Thomas	Director	March 31, 2009

/s/ Rabin Dhoble Rabin Dhoble	Director	March 31, 2009

/s/ Divya Ramachandran Divya Ramachandran	Director	March 31, 2009

/s/ Kishan Grama Ananthram Kishan Grama Ananthram	Director	March 31, 2009

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Helios & Matheson North America Inc.
We have audited the accompanying consolidated balance sheets of Helios & Matheson North America Inc. and Subsidiaries, (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Helios & Matheson North America Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
We were not engaged to examine management’s assertion about the effectiveness of Helios & Matheson North America Inc.’s internal control over financial reporting as of December 31, 2008 included in Item 9A(T) on the Form 10-K entitled Management Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.
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
Mercadien, P.C., Certified Public Accountants
Hamilton, New Jersey
March 31, 2009

HELIOS & MATHESON NORTH AMERICA INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$912,272	$3,077,655
Accounts receivable-less allowance for doubtful accounts of $209,771 at December 31, 2008, and $221,970 at December 31, 2007	3,846,355	3,479,561
Unbilled receivables	34,208	32,754
Prepaid expenses and other current assets	326,992	279,625

Total current assets	5,119,827	6,869,595
Property and equipment, net	207,470	342,937
Goodwill	—	1,140,964
Deposits and other assets	145,336	151,350

Total assets	$5,472,633	$8,504,846

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,647,722	$1,807,033
Deferred revenue	159,786	178,018

Total current liabilities	1,807,508	1,985,051

Shareholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of December 31, 2008, and December 31, 2007	—	—
Common stock, $.01 par value; 30,000,000 shares authorized; 2,396,707 issued and outstanding as of December 31, 2008 and 2,396,707 issued and outstanding as of December 31, 2007	23,967	23,967
Paid-in capital	34,822,736	34,758,266
Accumulated other comprehensive income — foreign currency translation	6,863	1,655
Accumulated deficit	(31,188,441)	(28,264,093)

Total shareholders’ equity	3,665,125	6,519,795

Total liabilities and shareholders’ equity	$5,472,633	$8,504,846

See accompanying notes to consolidated financial statements.

HELIOS & MATHESON NORTH AMERICA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2008	2007	2006

Revenues	$19,650,588	$20,830,184	$24,940,153
Cost of revenues	15,175,319	14,683,313	17,669,075

Gross profit	4,475,269	6,146,871	7,271,078
Operating expenses:
Selling, general and administrative	6,108,704	7,100,950	6,219,836
Depreciation and amortization	178,199	187,711	151,220
Impairment of goodwill	1,140,964	—	—

	7,427,867	7,288,661	6,371,056

(Loss)/income from operations	(2,952,598)	(1,141,790)	900,022

Interest income	39,942	157,200	69,422
Interest expense	—	—	(401)

Interest income/(expense), net	39,942	157,200	69,021

(Loss)/income before income taxes	(2,912,656)	(984,590)	969,043
Provision for income taxes	11,692	(146,795)	117,189

Net (loss)/income	$(2,924,348)	$(837,795)	$851,854
Other comprehensive income/(loss) — foreign currency adjustment	5,208	(2,294)	6,876

Comprehensive (loss)/income	$(2,919,140)	$(840,089)	$858,730

Net (loss)/income per share
Basic	$(1.22)	$(0.35)	$0.36

Diluted	$(1.22)	$(0.35)	$0.35

See accompanying notes to consolidated financial statements.

HELIOS & MATHESON NORTH AMERICA INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Additional	Accumulated
	Preferred Stock		Common Stock (*)		Paid-In	Other Comp	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2005	—	$—	2,361,333	$23,614	$34,462,262	$(2,927)	$(28,278,152)	$6,204,797
Net Income	—	—	—	—	—	—	851,854	851,854
Exercise of employee stock options	—	—	21,468	214	29,855	—	—	30,069
Stock based compensation expense	—	—	—	—	115,534	—	—	115,534
Foreign Exchange Translation	—	—	—	—	—	6,876	—	6,876

Balance, December 31, 2006	—	$—	2,382,801	$23,828	$34,607,651	$3,949	$(27,426,298)	$7,209,130
Net Loss	—	—	—	—	—	—	(837,795)	(837,795)
Exercise of employee stock options	—	—	13,906	139	41,494	—	—	41,633
Stock based compensation expense	—	—	—	—	109,121	—	—	109,121
Foreign Exchange Translation	—	—	—	—	—	(2,294)	—	(2,294)

Balance, December 31, 2007	—	$—	2,396,707	$23,967	$34,758,266	$1,655	$(28,264,093)	$6,519,795

Net Loss	—	—	—	—	—	—	(2,924,348)	(2,924,348)
Stock based compensation expense	—	—	—	—	64,470	—	—	64,470
Foreign Exchange Translation	—	—	—	—	—	5,208	—	5,208

Balance, December 31, 2008	—	$—	2,396,707	$23,967	$34,822,736	$6,863	$(31,188,441)	$3,665,125

See accompanying notes to consolidated financial statements.

HELIOS & MATHESON NORTH AMERICA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net (loss)/income	$(2,924,348)	$(837,795)	$851,854
Depreciation and amortization	178,199	187,711	151,220
Impairment of goodwill	1,140,964	—	—
Provision for doubtful accounts	50,000	93,000	141,548
Stock based compensation	64,470	109,121	115,534
Write down of investment	—	87,059	—
Reduction of capital lease obligation	—	(214,016)	—
Amortization of deferred financing cost	7,764	9,883	12,000
Changes in operating assets and liabilities:
Accounts receivable	(416,794)	105,921	98,341
Unbilled receivables	(1,454)	283,402	118,407
Prepaid expenses and other current assets	(47,367)	(121,840)	2,628
Deposits	(1,750)	(43,142)	—
Accounts payable and accrued expenses	(159,311)	(273,880)	226,286
Deferred revenue	(18,232)	(107,209)	65,222

Net cash (used in)/provided by operating activities	(2,127,859)	(721,785)	1,783,040

Cash flows from investing activities:
Purchase of property and equipment	(42,732)	(73,425)	(127,598)
Deposits	—	—	(198)

Net cash used in investing activities	(42,732)	(73,425)	(127,796)

Cash flows from financing activities:
Proceeds from the exercise of stock options	—	41,633	30,069
Payment of deferred financing cost	—	(15,530)	—

Net cash provided by financing activities	—	26,103	30,069

Effect of foreign currency exchange rate changes on cash and cash equivalents	5,208	(2,294)	6,876

Net (decrease)/increase in cash and cash equivalents	(2,165,383)	(771,401)	1,692,189
Cash and cash equivalents at beginning of period	3,077,655	3,849,056	2,156,867

Cash and cash equivalents at end of period	$912,272	$3,077,655	$3,849,056

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—	$401

Cash paid during the period for income taxes, net of refunds	$6,543	$163,796	$27,746

See accompanying notes to consolidated financial statements.

1. SIGNIFICANT ACCOUNTING POLICIES
Description of Business and Basis of Presentation
Helios & Matheson North America Inc. (formerly The A Consulting Team, Inc.) (“Helios & Matheson” or the “Company”) was incorporated in the state of New York in February of 1983 and became a public company in August of 1997. The Company is headquartered in New York, New York and has offices in Clark, New Jersey, Chelmsford, Massachusetts and Bangalore, India. The Company provides a wide range of information technology (“IT”) consulting, custom application development and solutions to Fortune 1000 companies and other large organizations. The Company supports all major computer technology platforms and supports client IT projects by using a broad range of third-party software applications.
Principles of Consolidation
The consolidated financial statements include the accounts of Helios & Matheson North America Inc., its 100% owned subsidiary International Object Technology, Inc. (“IOT”) from its date of acquisition on July 19, 2002 and its 51% owned subsidiary, T3 Media, Inc., which ceased operations in 2001, from its date of acquisition in 1999 and its 100% owned subsidiary Helios & Matheson Global Services Private Limited (“HMGS”) from its date of acquisition on September 30, 2005. All material inter-company accounts and transactions have been eliminated.
Certain amounts reported in previous years have been reclassified to conform to the fiscal 2008 presentation. Such reclassifications were immaterial.
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
Going Concern
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2008, the Company had $912,272 of cash and cash equivalents on hand as compared to $3,077,655 at December 31, 2007. The Company has a line of credit up to $1.0 million with Keltic Financial Partners, LP (“Keltic”) based on the Company’s eligible accounts receivable balances which is subject to certain financial covenants that shall apply only if the Company has any outstanding obligations to Keltic including borrowing under the facility. The Keltic line of credit, which was set to expire on June 27, 2009, has been extended through December 31, 2009 under the same terms and conditions. For the year ended December 31, 2008 the Company reported a net loss of ($2,924,000), which included a goodwill impairment (non-cash) charge of $1,141,000. For the year ended December 31, 2007, the Company reported a net loss of ($838,000). For the year ended December 31, 2006, the Company reported net income of $852,000, which included $881,000 of net proceeds received in connection with the release of claims relating to the terminated Vanguard transaction. Additionally, the Company had an accumulated deficit of $31.2 million at December 31, 2008. Beyond December 31, 2009, there is no guarantee that the Company will be able to renew or replace such financing upon expiration on commercially reasonable terms or at all. Based upon the Company’s reduced liquidity, net losses and accumulated deficit, the ability of the Company to continue as a going concern is dependent on the Company achieving profitable operations and or obtaining additional sources of financing.
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

HELIOS & MATHESON NORTH AMERICA INC.
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
Goodwill and Intangible Assets
The Company adopted the provisions of FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) effective January 1, 2002. SFAS No. 142 required that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment using the guidance for measuring impairment set forth in this statement. As prescribed under SFAS 142, the Company had an evaluation done of its goodwill and intangible assets, which was performed by an independent third party for the years ended December 31 2008, 2007 and 2006 and it was determined by the Company with the results from the independent third party that there was an impairment of goodwill at December 31, 2008. Based on the test results, the Company took an impairment (non-cash) charge equal to the entire amount of goodwill and reduced 2008 earnings by $1,140,964. Goodwill was not determined to be impaired as of December 31, 2007 and 2006.
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
Stock-Based Compensation
The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123(R). No such non-employee equity instruments were granted in 2008, 2007 or 2006.
At December 31, 2008, the Company has a stock based compensation plan, which is described as follows:
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
The Company uses the modified prospective application method as specified by Financial Accounting Standards Board Statement 123 (revised 2004), Share Based Payment (Statement 123(R)), whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date of Statement 123 (R) will be recognized over the remaining service period. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued. For the three and twelve months ended December 31, 2008, the Company recorded stock based compensation expense under the provisions of Statement 123 (R) of $12,421 and $64,470, respectively. For the three and twelve months ended December 31, 2007, the Company recorded stock based compensation expense under the provisions of Statement 123 (R) of $23,040 and $109,121, respectively. For the three and twelve months ended December 31, 2006, the Company recorded stock based compensation expense under the provisions of Statement 123 (R) of $31,146 and $115,534, respectively.

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of options at the date of grant was estimated using the Black-Scholes model with the following assumptions:

	2008		2007		2006
Expected life (years)	4.00		4.00		4.00
Risk free interest rate	1.50%		2.45%		4.80%
Expected volatility	1.70		0.57		0.40
Weighted average fair value per option	$0.00	(1)	$0.00	(1)	$4.37

(1)	There were no options granted by the Company for the 12 months ended December 31, 2008 and 2007.
The weighted average fair value of options granted by the Company was $4.37 in 2006.
2. ACQUISITIONS
On April 11, 2005, the Company completed an investment in an offshore joint venture, HMGS, in the amount of $250,000, which represented approximately a 68% ownership. A minority partner invested $100,000 for the remaining 32% ownership. In September 2005, the Company increased its ownership to 100% by purchasing the minority partners investment for $100,000. The Company has consolidated the results of HMGS in its financial statements for the period from September 2005 to December 31, 2008, and recorded the Company’s proportionate ownership share of the results of HMGS from April 11, 2005 to September 2005.
On July 19, 2002, the Company acquired all of the common stock of IOT. IOT provided data management and business intelligence solutions, technology consulting and project management services. During the first quarter of 2006, IOT’s operations were fully integrated into Helios & Matheson. The purchase price of the acquisition exceeded the fair market value of the net assets acquired, resulting in the recording of goodwill stated at $1,140,964. As prescribed under SFAS 142, the Company had an evaluation done of its goodwill and intangible assets, which was performed by an independent third party. The Company tested for impairment using the guidance for measuring impairment set forth in SFAS No. 142 and it was determined by the Company with the results from an independent third party that goodwill was impaired at December 31, 2008. Based on the test results, the Company took an impairment (non-cash) charge equal to the entire amount of goodwill and reduced 2008 earnings by $1,140,964.
The Company acquired a 51% ownership interest in T3 Media as a result of several investments in 1998 and 1999. Due to deterioration in performance and market conditions for T3 Media’s services, the operations of T3 Media ceased in the second quarter of 2001. T3 Media had entered into a series of capital lease obligations, which the Company had guaranteed, to finance its expansion plans, covering leasehold improvements, furniture and computer-related equipment. In 2007, the Company decided to reduce the remaining liability of $291,000 ratably over the year, consistent with the decrease in exposure that diminished over time. In the third quarter of 2007, the Company settled one of the lease obligations for approximately $77,000 and adjusted its amortization schedule accordingly so that the balance at December 31, 2007 was zero.
3. INVESTMENTS
During the first quarter of 2007, the Company wrote off its remaining investment in Methoda Computers Ltd. in the amount of $87,000 after repeated attempts by the Company to obtain current financial and operational information relating to this investment had been unsuccessful. This amount is reflected in Selling, General and Administrative expenses.

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,
	2008	2007	2006
Numerator for basic net (loss) / income per share
Net (loss) / income	$(2,924,348)	$(837,795)	$851,854

Net (loss) / income available to common stockholders	$(2,924,348)	$(837,795)	$851,854

Numerator for diluted net (loss) / income per share
Net (loss) / income available to common stockholders & assumed conversion	$(2,924,348)	$(837,795)	$851,854

Denominator:
Denominator for basic (loss) / earnings per share — adjusted weighted-average shares	2,396,707	2,391,452	2,380,699

Effect of dilutive securities:
Employee stock options	—	—	24,247

Denominator for diluted (loss) / earnings per share — adjusted weighted-average shares	2,396,707	2,391,452	2,404,946

Basic earnings (loss) / income per share:

Net (loss) / income	$(1.22)	$(0.35)	$0.36

Diluted earnings (loss) / income per share:

Net (loss) / income	$(1.22)	$(0.35)	$0.35

During the year ended December 31, 2006 there were 137,250 options, respectively, that were excluded from the computation of diluted earnings per share, because the options were not vested or the exercise price was in excess of the fair market value. All options and warrants outstanding during 2008 and 2007 were not included in the computation of net loss per share because the effect would be antidilutive.

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. PROPERTY AND EQUIPMENT
Property and equipment, at cost, consists of the following:

	December 31,
	2008	2007
Equipment and leaseholds	$218,459	$264,177
Software	163,793	171,206
Furniture and fixtures	107,502	359,609
Automobiles	54,136	22,185

	543,890	817,177
Less accumulated depreciation and amortization	336,420	474,240

	$207,470	$342,937

During 2008, the Company wrote off all fully depreciated assets. In the table above, 2007 costs were reclassified for comparability purposes.
6. CREDIT ARRANGEMENT
The Company has entered into a Restated and Amended Loan and Security Agreement (“the Loan Agreement”) with Keltic. The Loan Agreement, which was set to expire June 27, 2009, has been extended through December 31, 2009 under the same terms and conditions. Under the Loan Agreement, the Company has a line of credit up to $1.0 million based on the Company’s eligible accounts receivable balances at an interest rate that varies based on the extent of usage in any given calendar year from a minimum of prime to a maximum of prime plus 0.75% assuming no event of default under the Loan Agreement. Net availability at December 31, 2008, was $1.0 million. The Loan Agreement has certain financial covenants that shall apply only if the Company has any outstanding obligations to Keltic including borrowing under the facility. The Company had no outstanding balance at December 31, 2008 and 2007, respectively, under the Loan Agreement.
Beyond December 31, 2009, there is no guarantee that the Company will be able to renew or replace such financing upon expiration on commercially reasonable terms or at all.
7. CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The Company has the following commitments as of December 31, 2008: long term obligations of certain employment contracts and operating lease obligations. The Company has three operating leases for its corporate headquarters located in New York and its branch offices in New Jersey and Massachusetts.

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2008, the Company does not have any “Off Balance Sheet Arrangements”.
The Company’s contractual obligations at December 31, 2008, are comprised of the following:

	Payments Due by Period
					More Than 5
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	Years
Long Term Obligations
Employment Contracts (1)	334,250	317,000	17,250	—	—
Operating Lease Obligations
Rent (2)	1,260,683	436,267	658,613	165,803	—

Total	$1,594,933	$753,267	$675,863	$165,803	$—

(1)
The Company has employment agreements with its two named Executive Officers (Salvatore M. Quadrino, the Company’s Interim Chief Executive Officer and Chief Financial Officer, and Michael Prude, the Company’s Chief Operating Officer). Under Mr. Quadrino’s employment agreement, Mr. Quadrino will serve in a dual capacity as Chief Financial Officer and Interim Chief Executive Officer. Under this agreement, prior to January 1, 2009, Mr. Quadrino received, on a month-to-month basis, an additional $5,000 per month stipend for his role as Interim Chief Executive Officer. Effective January 1, 2009, this $5,000 per month stipend was eliminated and Mr. Quadrino’s annual salary was adjusted from $200,000 to $220,000. This rate adjustment is reflected in the table above. The employment agreement with Mr. Prude, the Company’s COO is effective July 1, 2007 and has a term of two years. Effective January 1, 2009, Mr. Prude’s annual salary was reduced by $30,000 from $237,000 to $207,000. This rate adjustment is reflected in the table above. Effective February 23, 2009, the Board of Directors of the Company and Mr. Prude agreed that Mr. Prude would be terminating his employment with the Company and that his responsibilities would be redistributed to the remaining members of the Company’s senior management team. Under the terms of Mr. Prude’s employment agreement, with which the Company intends to comply, his final day with the Company will be April 30, 2009. Mr. Prude is entitled to nine months of severance totaling $155,250 which will be paid out monthly beginning May 2009. This severance amount is reflected in the table above.

(2)
The Company has a New York facility with a lease term expiring July 31, 2012, a New Jersey facility with a lease term expiring August 31, 2010, and a Massachusetts facility with a lease term expiring January 31, 2010.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consist of the following:

	December 31,
	2008	2007
Accounts payable	$593,430	$401,419
Payroll	645,606	619,089
Other accrued expenses	408,686	786,525

	$1,647,722	$1,807,033

9. VANGUARD RELEASE
As of June 1, 2006, the Company and its former Chairman, Chief Executive Officer and President, Mr. BenTov, (the “Helios & Matheson Releasors”) entered into and delivered general releases and covenants not to sue, pursuant to which the Helios & Matheson Releasors released and covenanted not to sue Vanguard and certain Vanguard-related persons, including (without limitation) its directors, officers, agents and certain advisors of Vanguard (the “Vanguard Released Parties”), in connection with any and all claims existing as of the date of such releases and covenants, including, without limitation, any claims that were related to the terminated Vanguard transaction. In connection therewith, the Company received an aggregate of $1,100,000 (without giving the affect to the Company’s payment of $219,000 for fees and costs incurred in connection with this recovery), and the Company and certain related persons, including (without limitation) Mr. BenTov, received general releases and covenants not to sue from certain of the Vanguard Released Parties.

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Deferred tax assets and (liabilities) consist of the following:

	December 31,
	2008	2007
Licensing revenues	$(47,000)	$(50,000)
Accounts receivable reserve	107,000	112,000
Depreciation and amortization	268,000	240,000
Investments	928,000	928,000
Other	214,000	226,000
Net operating losses	5,273,000	4,581,000

	6,743,000	6,037,000
Valuation allowance	(6,743,000)	(6,037,000)

	$—	$—

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
At December 31, 2008, the Company has federal net operating loss carry-forwards of approximately $12.1 million which will begin to expire in 2020. In addition, the Company has state net operating loss carry-forwards of approximately $18.7 million remaining which will expire from 2009 to 2015. The full utilization of the deferred tax assets in the future is dependent upon the Company’s ability to generate taxable income; accordingly, a valuation allowance of an equal amount has been established. During the year ended December 31, 2008, the valuation allowance increased by approximately $706,000 and during the years ended December 31, 2007 and 2006, the valuation allowance increased by $253,000 and decreased by $161,000, respectively.

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant components of the provision for income taxes are as follows:

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$—	$(123,486)	$102,347
State and local	11,692	(23,309)	14,842

Total Current	$11,692	$(146,795)	$117,189

Deferred:
Federal	—	—	—
State and local	—	—	—

Total Deferred	—	—	—

Total	$11,692	$(146,795)	$117,189

A reconciliation between the federal statutory rate and the effective income tax rate for the years ended December 31, 2008, 2007, and 2006.

	2008	2007	2006
Federal statutory rate	(34.0)%	(34.0)%	34.0%
State and local taxes net of federal tax benefit	0.3	(1.6)	0.6
Non-deductible expenses	13.4	(0.2)	(5.7)
Provision to return adjustments	—	(4.8)	—
Change in valuation allowance	20.75	25.71	(16.81)

Total	0.40%	(14.91)%	12.09%

11. RETIREMENT PLAN
The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code for its employees. Participants can make elective contributions subject to certain limitations. Under the plan, the Company can make matching contributions on behalf of all participants. There were no such contributions made by the Company in 2008, 2007 and 2006.
12. CONCENTRATION OF CREDIT RISK
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and accounts receivable. The Company maintains its cash balances on deposit with a limited number of financial institutions in amounts which may exceed federally insured limits. Historically, the Company has not experienced any related cash-in-bank losses. For the twelve months ended December 31, 2008 the Company had two customers which accounted for 18% and 12% of revenues, respectively. For the twelve months ended December 31, 2007, the Company had three customers which accounted for 23%, 18% and 11% of revenues, respectively. For the twelve months ended December 31, 2006, the Company had four customers which accounted for 21%, 14%, 10% and 10% of revenues, respectively. Besides these customers, no other customer represented greater than 10% of the Company’s revenues. Two customers represented approximately 19% and 10% of accounts receivable as of December 31, 2008. Three customers represented approximately 10%, 15% and 18% of accounts receivable as of December 31, 2007. Four customers represented approximately 10%, 11%, 12% and 16% of accounts receivable as of December 31, 2006.

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. LEASES
The Company leases office space under non-cancelable operating leases. The future minimum payments for all non-cancelable operating leases as of December 31, 2008 are as follows:

2009	436,267
2010	374,379
2011	284,234
2012	165,803

Total minimum future lease payments	$1,260,683	(1)

(1)
The Company has a New York facility with a lease term expiring July 31, 2012, a New Jersey facility with a lease term expiring August 31, 2010, and a Massachusetts facility with a lease term expiring January 31, 2010.

Office leases are subject to escalations based on increases in real estate taxes and operating expenses, all of which are charged to rent expense. Rent expense for the years ended December 31, 2008, 2007, and 2006, was approximately $432,250, $348,695 and $293,288, respectively.
14. IMPAIRMENT OF GOODWILL
For the year ended December 31, 2007, the Company had goodwill stated at $1,140,964 on its balance sheet resulting from the IOT acquisition discussed in Note 2 — ACQUISITIONS. The Company tested for impairment using an independent third party under the guidance for measuring impairment set forth in SFAS No. 142 for the year ended December 31, 2008. It was determined by the Company with the results from an independent third party that goodwill was impaired at December 31, 2008. Based on the test results, the Company took an impairment (non-cash) charge equal to the entire amount of goodwill and reduced 2008 earnings by $1,140,964.
15. STOCK OPTION PLAN
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

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information with respect to options under the Company’s Plan is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Balance — December 31, 2005	206,093	$4.36
Granted during 2006	37,750	$5.08
Exercised during 2006	(21,468)	$1.40
Forfeitures during 2006	(32,469)	$4.83

Balance — December 31, 2006	189,906	$4.76
Granted during 2007	0	$0.00
Exercised during 2007	(13,906)	$3.00
Forfeitures during 2007	(47,000)	$4.73

Balance — December 31, 2007	129,000	$4.96
Granted during 2008	0	$0.00
Exercised during 2008	0	$0.00
Forfeitures during 2008	(21,625)	$6.13

Balance — December 31, 2008	107,375	$4.17
No stock options were granted during the twelve months ended December 31, 2008. At December 31, 2008, 2007, and 2006, 93,625, 90,500 and 98,656, respectively, were exercisable with weighted average exercise prices of $3.99, $4.89 and $4.71, respectively.
The following table summarizes the status of the stock options outstanding and exercisable at December 31, 2008:

Stock Options Outstanding
				Number of
	Weighted		Weighted-	Stock
Exercise Price	Average	Number of	Remaining	Options
Range	Exercise Price	Options	Contractual Life	Exercisable
$0.00 – $4.80	$2.77	59,375	2.5 years	55,625
$4.80 – $9.60	$5.87	48,000	3.7 years	38,000

		107,375		93,625

At December 31, 2008, the Company had 460,000 shares of common stock reserved in connection with the Stock Option Plan.
16. EMPLOYMENT AGREEMENT OF CHIEF EXECUTIVE OFFICER, CHIEF OPERATING OFFICER, AND CHIEF FINANCIAL OFFICER
On May 9, 2008, the Company entered into an amended employment agreement with Mr. Quadrino (the “Amended Quadrino Agreement”) whereby Mr. Quadrino continues to be employed as the Chief Financial Officer of the Company. In addition, the Company offered and Mr. Quadrino has accepted the position of interim Chief Executive Officer of the Company, to serve in this additional capacity. Mr. Quadrino will not serve as the Secretary of the Company for so long as he serves the Company in the capacity of interim Chief Executive Officer.

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Effective January 1, 2009, the Board of Directors of the Company requested that all members of the senior management team agree to accept pay reductions. As a result, effective January 1, 2009, the additional $60,000 per year for his role as interim Chief Executive Officer was eliminated and Mr. Quadrino’s annual base salary was adjusted from $200,000 to $220,000.
On June 5, 2006, the Board of Directors appointed Mr. Michael Prude as the Chief Operating Officer of the Company at an annual base salary of $225,000. On July 1, 2007, the Company entered into a new employment agreement with its Chief Operating Officer, Michael Prude (the “2007 Prude Employment Agreement”). The 2007 Prude Employment Agreement was effective July 1, 2007, has a term of two (2) years, and shall automatically renew for subsequent one year terms, unless and until terminated by either party upon 60 days notice. The 2007 Prude Employment Agreement provides Mr. Prude with an annual base salary of $237,000, a discretionary annual bonus, participation in the Company’s stock option plan and a $1,000 per month allowance for car related expenses. The 2007 Prude Employment Agreement provides that during the initial term of the Agreement in the event of termination by the Company without cause, death or disability or by Mr. Prude for “Sufficient Reason”, as defined in the Agreement, Mr. Prude will receive a severance allowance in an amount equal to nine (9) months of Mr. Prude’s then current base salary. If the contract is renewed after the initial term has expired, new severance terms will need to be re-negotiated between Mr. Prude and the Company. The agreement includes a one-year non-compete covenant commencing on termination of employment.
Effective January 1, 2009, the Board of Directors of the Company requested that all members of the senior management team agree to accept pay reductions. As a result, effective January 1, 2009, Mr. Prude’s base salary was reduced by $30,000 from $237,000 to $207,000.
Effective February 23, 2009, the Board of Directors of the Company and Mr. Prude agreed that Mr. Prude would be terminating his employment with the Company and that his responsibilities would be redistributed to the remaining members of the Company’s senior management team. Under the terms of Mr. Prude’s employment agreement, with which the Company intends to comply, his final day with the Company will be April 30, 2009. Mr. Prude is entitled to nine months of severance totaling $155,250 which will be paid out monthly beginning May 2009. As of May 1, 2009, the Company will have only one named executive officer.
17. SUBSEQUENT EVENTS
Effective January 1, 2009, the Board of Directors of the Company requested that all members of the senior management team agree to accept pay reductions. As a result, Mr. Quadrino’s $5,000 per month stipend was eliminated and his annual base salary was adjusted from $200,000 to $220,000 and Mr. Prude’s annual base salary was reduced by $30,000, from $237,000 to $207,000, resulting in a combined annual reduction of approximately $70,000. Effective February 1, 2009, pay reductions were extended to other employees of the Company, resulting in an additional annual reduction of approximately $130,000.

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Effective February 23, 2009, the Board of Directors of the Company and Mr. Prude, the Company’s Chief Operating Officer, agreed that Mr. Prude would be terminating his employment with the Company and that his responsibilities would be redistributed to the remaining members of the Company’s senior management team. Under the terms of Mr. Prude’s employment agreement, with which the Company intends to comply, his final day with the Company will be April 30, 2009. Mr. Prude is entitled to nine months of severance totaling $155,250 which will be paid out monthly beginning May 2009. As of May 1, 2009, the Company will have only one named executive officer.
On March 30, 2009, the $1.0 million line of credit with Keltic, which was set to expire on June 27, 2009, was extended through December 31, 2009 under the same terms and conditions.
18. QUARTERLY RESULTS (UNAUDITED)
The following is a summary of the quarterly results of operations for the years ended December 31, 2008 and 2007.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share amounts)	2008	2008	2008	2008
Revenues	$4,772	$4,836	$5,038	$5,005
Gross profit	985	864	1,198	1,428
Loss from operations	(845)	(550)	(310)	(1,248)
Net loss	(830)	(545)	(301)	(1,248)
Net loss per share
Basic	$(0.35)	$(0.23)	$(0.13)	$(0.51)
Diluted	$(0.35)	$(0.23)	$(0.13)	$(0.51)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share amounts)	2007	2007	2007	2007
Revenues	$5,876	$4,733	$4,957	$5,264
Gross profit	1,971	1,159	1,393	1,624
Income (loss) from operations	159	(597)	(363)	(341)
Net income (loss)	211	(568)	(259)	(222)
Net income (loss) per share
Basic	$0.09	$(0.24)	$(0.11)	$(0.09)
Diluted	$0.09	$(0.24)	$(0.11)	$(0.09)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C		Col. D		Col. E
		Additions
		(1)	(2)
	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other Accounts	Deductions —		Balances at
Description	Period	Expenses	Describe	Describe		End of Period
Reserves and allowances deducted from asset accounts:
For the year ended December 31, 2008
Allowance for doubtful accounts	$221,970	$50,000	$—	$(62,199	)(a)	$209,771
For the year ended December 31, 2007
Allowance for doubtful accounts	$225,741	$93,000	$—	$(96,771	)(b)	$221,970
For the year ended December 31, 2006
Allowance for doubtful accounts	$320,804	$141,548	$—	$(236,611	)(c)	$225,741

(a)	Uncollectible accounts written off during 2008.

(b)	Uncollectible accounts written off during 2007.

(c)	Uncollectible accounts written off during 2006.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

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

10.2
Restated and Amended Loan and Security Agreement between the Registrant and Keltic Financial Partners, LP dated September 27, 2007, incorporated by reference to Exhibit 10.2 to the Form 10-K for the period ended December 31, 2007, as previously filed with the SEC on March 25, 2008.

10.2.1	Extension of Restated and Amended Loan and Security Agreement between the Registrant and Keltic Financial Partners, LP dated March 30, 2009.

Exhibit
Number	Description of Exhibits

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

10.7
Form of Indemnification Agreement between the Registrant and certain of its Directors and its Chief Executive Officer, incorporated by reference to Exhibit 10.12 to the Form 10-Q for the period ended September 30, 2003 as previously filed with the SEC on November 14, 2003.

10.8
Employment Agreement, dated as of May 1, 2006, between the Registrant and Salvatore M. Quadrino, incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, as previously filed with the SEC on May 1, 2006.

10.9	Amended Employment Agreement, dated as of May 9, 2008, between the Registrant and Salvatore M. Quadrino.

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

10.12
Employment Agreement, dated as of July 1, 2007, by and between the Registrant and Michael Prude, incorporated by reference to Exhibit 5.02 on Form 10-Q, as previously filed with the SEC on August 10, 2007.

10.13
Professional Services Agreement by and between the Registrant and IonIdea, Inc., dated as of January 29, 2007, incorporated by reference to Exhibit 10.12 to the Form 10-K for the period ended December 31, 2006, as previously filed with the SEC on March 29, 2007.

10.14	Professional Services Agreement by and between the Registrant and IonIdea, Inc., dated as of August 1, 2008.

10.15
Key-Person Life Insurance Premium Sharing Agreement effective as of July 1, 2006 by and among the Registrant, Helios & Matheson Parent and Mr. Shmuel BenTov, incorporated by reference to Exhibit 10.1 on Form 8-K, as previously filed with the SEC on June 30, 2006.

10.16
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