Form 10-Q
period 2009-03-31
Helios & Matheson North America Inc.
filed 2009-05-14
CIK 1040792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: March 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of May 13, 2009, there were 2,396,707 shares of common stock, with $.01 par value per share, outstanding.

HELIOS & MATHESON NORTH AMERICA INC.

Part I. Financial Information
Item 1. Financial Statements
HELIOS & MATHESON NORTH AMERICA INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$821,418	$912,272
Accounts receivable- less allowance for doubtful accounts of $200,779 at March 31, 2009, and $209,771 at December 31, 2008	3,478,316	3,846,355
Unbilled receivables	41,149	34,208
Prepaid expenses and other current assets	216,302	326,992

Total current assets	4,557,185	5,119,827
Property and equipment, net	172,258	207,470
Deposits and other assets	141,645	145,336

Total assets	$4,871,088	$5,472,633

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,638,516	$1,647,722
Deferred revenue	306,633	159,786

Total current liabilities	1,945,149	1,807,508

Shareholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2009, and December 31, 2008	—	—
Common stock, $.01 par value; 30,000,000 shares authorized; 2,396,707 issued and outstanding as of March 31, 2009; 2,396,707 issued and outstanding as of December 31, 2008	23,967	23,967
Paid-in capital	34,828,858	34,822,736
Accumulated other comprehensive income — foreign currency translation	4,716	6,863
Accumulated deficit	(31,931,602)	(31,188,441)

Total shareholders’ equity	2,925,939	3,665,125

Total liabilities and shareholders’ equity	$4,871,088	$5,472,633

See accompanying notes to consolidated financial statements.

HELIOS & MATHESON NORTH AMERICA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2009	2008
	(unaudited)	(unaudited)

Revenues	$3,796,497	$4,772,029
Cost of revenues	2,843,467	3,787,484

Gross profit	953,030	984,545
Operating expenses:
Selling, general & administrative (a)	1,655,362	1,785,602
Depreciation & amortization	34,821	44,126

	1,690,183	1,829,728

Loss from operations	(737,153)	(845,183)
Other income(expense):
Interest income-net	1,416	19,462

	1,416	19,462

Loss before income taxes	(735,737)	(825,721)
Provision for income taxes	7,424	4,500

Net loss	(743,161)	(830,221)
Other comprehensive loss — foreign currency adjustment	(2,147)	(856)

Comprehensive loss	$(745,308)	$(831,077)

Net loss per share
Basic	$(0.31)	$(0.35)

Diluted	$(0.31)	$(0.35)

(a)	The three months ended March 31, 2009 include a charge of $167,000 for severance and tax expense relating to the termination of an employment agreement.
See accompanying notes to condensed consolidated financial statements.

HELIOS & MATHESON NORTH AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2009	2008
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss)/income	$(743,161)	$(830,221)
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities, net of acquired assets:
Depreciation and amortization	34,821	44,126
Provision for doubtful accounts	15,000	15,000
Stock based compensation	6,122	21,090
Amortization of deferred financing cost	1,941	1,941
Changes in operating assets and liabilities:
Accounts receivable	353,039	(261,566)
Unbilled receivables	(6,941)	(179,620)
Prepaid expenses and other current assets	110,690	19,582
Deposits	1,750	(1,750)
Accounts payable and accrued expenses	(9,206)	(71,177)
Deferred revenue	146,847	(47,510)

Net cash used in operating activities	(89,098)	(1,290,105)

Cash flows from investing activities:
Purchase of property and equipment	391	(19,849)

Net cash provided by/(used in) investing activities	391	(19,849)

Cash flows from financing activities:
Net cash provided by financing activities	—	—
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,147)	(856)

Net decrease in cash and cash equivalents	(90,854)	(1,310,810)
Cash and cash equivalents at beginning of period	912,272	3,077,655

Cash and cash equivalents at end of period	$821,418	$1,766,845

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—

Cash paid during the period for income taxes — net of refunds	$(58,435)	$4,932

See accompanying notes to consolidated financial statements

HELIOS & MATHESON NORTH AMERICA INC.
Notes to Consolidated Financial Statements
(Unaudited)
1) GENERAL:
These financial statements should be read in conjunction with the financial statements contained in Helios & Matheson North America Inc.’s (“Helios & Matheson” or the “Company”) Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) and the accompanying financial statements and related notes thereto. The accounting policies used in preparing these financial statements are the same as those described in the Company’s Form 10-K for the year ended December 31, 2008.
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
3) INTERIM FINANCIAL STATEMENTS:
In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 2009, the consolidated results of operations for the three month period ended March 31, 2009 and 2008 and cash flows for the three month period ended March 31, 2009 and 2008.
The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Form 10-K filed by the Company for the year ended December 31, 2008.
The consolidated results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for any other interim period or for the full year.
For the twelve month period ended December 31, 2008 the Company reported an operating loss of approximately ($3.0) million and for the three month period ended March 31, 2009, the Company reported an operating loss of approximately ($737,000) which included a charge of $167,000 to record severance and tax expense associated with the termination of the employment agreement with Michael Prude, the Company’s former Chief Operating Officer. While the Company continues to focus on revenue growth and cost reductions, including but not limited to outsourcing and off-shoring solutions, in an attempt to improve its financial condition, there can be no assurance that the Company will be profitable in future periods.
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
The Company uses the modified prospective application method as specified by Financial Accounting Standards Board Statement 123 (revised 2004), Share Based Payment (Statement 123 (R)), whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date of Statement 123 (R) will be recognized over the remaining service period. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued. For the three month period ended March 31, 2009 and 2008, the Company recorded stock based compensation expense under the provisions of Statement 123 (R) of $6,122 and $21,090, respectively.
Information with respect to options under the Company’s Plan is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Balance — December 31, 2008	107,375	$4.17
Granted during 1st Qtr 2009	—	—
Exercised during 1st Qtr 2009	—	—
Forfeitures during 1st Qtr 2009	39,500	$3.36

Balance — March 31, 2009	67,875	$4.26
The following table summarizes the status of the stock options outstanding and exercisable at March 31, 2009:
Stock Options Outstanding

				Number of
	Weighted		Weighted-	Stock
Exercise Price	Average	Number of	Remaining	Options
Range	Exercise Price	Options	Contractual Life	Exercisable
$0.00 – $4.80	$2.24	29,875	2.8 years	28,000
$4.80 – $9.60	$5.86	38,000	3.8 years	28,000

		67,875		56,000

At March 31, 2009, 56,000 stock options were exercisable with a weighted average exercise price of $3.99.

5) NET LOSS PER SHARE:
The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
	2009	2008
Numerator for basic net loss per share
Net loss	$(743,161)	$(830,221)

Net loss available to common stockholders	$(743,161)	$(830,221)

Numerator for diluted net loss per share
Net loss available to common stockholders & assumed conversion	$(743,161)	$(830,221)

Denominator:
Denominator for basic and diluted loss per share — weighted-average shares	2,396,707	2,396,707

Basic and diluted loss per share:
Net loss per share	$(0.31)	$(0.35)

During the three month period ended March 31, 2009 and March 31, 2008, all options and warrants outstanding were excluded from the computation of net loss per share because the effect would have been anti-dilutive.
6) CONCENTRATION OF CREDIT RISK:
The revenues of two customers represented approximately 26% and 14% of the revenues for the three month period ended March 31, 2009. The revenues of four customers represented approximately 17%, 15%, 13% and 13% of revenues for the same period in 2008. No other customer represented greater than 10% of the Company’s revenues for such periods.
7) CREDIT ARRANGEMENT:
The Company has entered into a Restated and Amended Loan and Security Agreement (“the Loan Agreement”) with Keltic Financial Partners, LP, (“Keltic”) which is effective as of June 27, 2007. The Loan Agreement, which was set to expire June 27, 2009, has been extended through December 31, 2009 under the same terms and conditions. Under the Loan Agreement, the Company has a line of credit up to $1.0 million based on the Company’s eligible accounts receivable balances at an interest rate that varies based on the extent of usage in any given calendar year from a minimum of prime to a maximum of prime plus 0.75% assuming no event of default under the Loan Agreement. Net availability at March 31, 2009 was $1.0 million. The Loan Agreement has certain financial covenants that shall apply only if the Company has any outstanding obligations to Keltic including borrowing under the facility. The Company had no outstanding balance at March 31, 2009, or at December 31, 2008, under the Loan Agreement.
8) CONTRACTUAL OBLIGATIONS AND COMMITMENTS:
The Company has the following commitments as of March 31, 2009: long term obligations of certain employment contracts and operating lease obligations. The Company has three operating leases for its corporate headquarters located in New York and its branch offices in New Jersey and Massachusetts.

The Company’s commitments at March 31, 2009, are comprised of the following:

	Payments Due by Period
					More Than 5
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	Years
Long Term Obligations
Employment Contracts (1)	227,500	227,500	—	—	—
Operating Lease Obligations
Rent (2)	1,152,944	434,497	623,703	94,745	—

Total	$1,380,444	$661,997	$623,703	$94,745	$—

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

The employment agreement with Mr. Prude, the Company’s COO is effective July 1, 2007 and has a term of two years. Effective January 1, 2009, Mr. Prude’s annual salary was reduced by $30,000 from $237,000 to $207,000. This rate adjustment is reflected in the table above. Effective February 23, 2009, the Board of Directors of the Company and Mr. Prude agreed that Mr. Prude would be terminating his employment with the Company and that his responsibilities would be redistributed to the remaining members of the Company’s senior management team. Under the terms of Mr. Prude’s employment agreement, his final day with the Company will be April 30, 2009. Mr. Prude is entitled to nine months of severance totaling $155,250 which will be paid out monthly beginning May 2009. This severance amount is reflected in the table above.

(2)
The Company has a New York facility with a lease term expiring July 31, 2012, a New Jersey facility with a lease term expiring August 31, 2010, and a Massachusetts facility with a lease term expiring January 31, 2010.

As of March 31, 2009, the Company does not have any “Off Balance Sheet Arrangements”.
9) TERMINATION OF EMPLOYMENT AGREEMENT
Effective February 23, 2009, the Board of Directors of the Company and Mr. Prude agreed that Mr. Prude would be terminating his employment with the Company and that his responsibilities would be redistributed to the remaining members of the Company’s senior management team. Under the terms of Mr. Prude’s employment agreement, his final day with the Company was April 30, 2009. Mr. Prude is entitled to nine months of severance totaling $155,250 which will be paid out monthly beginning May 2009.
For the three month period ended March 31, 2009, the Company recorded a charge of $167,000 for severance and tax expense associated with the termination of Mr. Prude’s employment agreement. This charge is reflected in Selling, General and Administrative expenses as of March 31, 2009. The liability is included in accounts payable and accrued expenses on the balance sheet as of March 31, 2009.

10) PROVISION FOR INCOME TAXES
The provision for income taxes as reflected in the consolidated statements of operations varies from the expected statutory rate primarily due to a provision for minimum state taxes and the recording of additional valuation allowance against deferred tax assets. Internal Revenue Code Section 382 (the “Code”) places a limitation on the utilization of Federal net operating loss and other credit carry-forwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percent change in ownership occurs. On September 5, 2006, Helios & Matheson Parent acquired a greater than 50 percent ownership of the Company. Accordingly, the actual utilization of the net operating loss carry-forwards for tax purposes are limited annually under the Code to a percentage (currently about four and a half percent) of the fair market value of the Company at the date of this ownership change. The Company did not generate taxable income during the three months ended March 31, 2009. The Company maintains a valuation allowance against additional deferred tax assets arising from net operating loss carry-forwards since, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
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
Helios & Matheson provides a wide range of high quality, software and consulting solutions, through an integrated suite of market driven Service Lines in the areas of Application Value Management, Application Development and Integration, Independent Validation, Infrastructure, Information Management and IT Advisory Services for Fortune 1000 companies and other large organizations. These services account for approximately 88% of the Company’s revenues. The Company’s solutions are based on an understanding of each client’s enterprise model. The Company’s accumulated knowledge may be applied to new projects such as planning, designing and implementing enterprise-wide information systems, database management services, performance optimization, migrations and conversions, strategic sourcing, outsourcing and systems integration.
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

Helios & Matheson markets and distributes a number of software products developed by independent software developers. The Company believes its relationships with approximately 50 software clients throughout the country provide opportunities for the delivery of additional Company consulting and training services. The software products offered by Helios & Matheson are marketed primarily through trade shows, direct mail, telemarketing, client presentations and referrals. Revenue from the sale of software is ancillary to the Company’s total revenues, but in the future the Company hopes to use such sales as a means of introducing itself to potential clients. For the three month period ending March 31, 2009, revenue from the software service line accounted for 12% of the Company’s total revenues.
The Company is dedicated to providing cost efficient competitive services to its clients through its Flexible Delivery Model which allows for dynamically configurable Onsite, Onshore or Offshore service delivery based on the needs of the clients. This capability is made possible by the Company’s investment in Helios and Matheson Global Services Private Limited (“HMGS”), the Company’s subsidiary operating in Bangalore, India. The Company ability to blend more offshore work into its pricing should allow it to be more price competitive.
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
The Company believes that its business, operating results and financial condition have been impacted by the ongoing economic crisis. A significant portion of the Company’s major customers are in the financial services, pharmaceutical and manufacturing/automotive industries and have come under considerable pressure as a result of the unprecedented economic conditions in the financial markets. Spending on IT consulting services is largely discretionary. While the Company has not lost any major clients, it has experienced a pushback of new assignments from existing clients and difficulty in replacing completed projects, both of which have impacted revenue growth through 2009 year to date.
Beginning in 2006 and continuing through the fourth quarter of 2008, the Company expanded its sales and recruiting resources in an effort to increase its revenues in both the short and long-term. This effort, however, was met with limited success through the first quarter of 2009. While the Company has experienced an increase in its staffing business, consulting revenue, as a whole, has declined.
For the twelve month period ended December 31, 2008 the Company reported an operating loss of approximately ($3.0) million and for the three month period ended March 31, 2009, the Company reported an operating loss of approximately ($737,000), which included a charge of $167,000 to record severance and tax expense associated with the termination of Mr. Prude’s employment agreement . While the Company continues to focus on revenue growth and cost reductions, including but not limited to outsourcing and off-shoring solutions, in an attempt to improve its financial condition, there can be no assurance that the Company will be profitable in future periods.
For the three months ended March 31, 2009, approximately 73% of the Company’s consulting services revenues were generated from the hourly billing of its consultants’ services to its clients under time and materials engagements, as compared to approximately 60% for the three months ended March 31, 2008, with the remainder generated under fixed-price engagements. The increase in time and material engagements is a result of the Company’s efforts to grow its staffing business. The Company has established standard-billing guidelines for consulting services based on the types of services offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a semi-monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.
The Company has also generated revenues by selling software licenses. In addition to initial software license fees, the Company also derives revenues from the annual renewal of software licenses. Because future obligations associated with such revenue are insignificant, revenues from the sale of software licenses are recognized upon delivery of the software to a customer. The Company views software sales as ancillary to its core consulting services business. Revenue generated from software sales will vary from period to period. For the three month period ending March 31, 2009, revenue from the software service line accounted for 12% of the Company’s total revenues.

The Company’s most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company’s operating performance is primarily based upon billing margins (billable hourly rate less the consultant’s hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). For the three month period ended March 31, 2009, gross margin was 25.1% as compared to 20.6% for the three month period ended March 31, 2008. Gross margin has increased primarily as a result of a decision by the Company to minimize the amount of non-billing time for project resources. Large portions of the Company’s engagements are on a time and materials basis. While most of the Company’s engagements allow for periodic price adjustments to address, among other things, increases in consultant costs, to date clients have been averse to accepting cost increases. In addition, an increasing number of the Company’s clients are outsourcing the management of their time and material engagements to external Vendor Management Organizations (“VMOs”) who are responsible for monitoring the costs of external service providers. The Company has been challenged with absorbing the costs associated with the VMOs.
Helios & Matheson actively manages its personnel utilization rates by monitoring project requirements and timetables. Helios & Matheson’s utilization rate for the three month period ended March 31, 2009 was approximately 78% as compared to approximately 71% for the three month period ended March 31, 2008. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in Helios & Matheson’s training programs in order to expand their technical skill sets. The Company carefully monitors consultants that are not utilized. While the Company has established guidelines for the amount of non-billing time that it allows before a consultant is terminated, actual terminations vary as circumstances warrant.
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
Effective February 23, 2009, the Board of Directors of the Company and Mr. Prude agreed that Mr. Prude would be terminating his employment with the Company and that his responsibilities would be redistributed to the remaining members of the Company’s senior management team. Under the terms of Mr. Prude’s employment agreement, his final day with the Company will be April 30, 2009. Mr. Prude is entitled to nine months of severance totaling $155,250 which will be paid out monthly beginning May 2009. As of May 1, 2009, the Company has only one named executive officer.
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
Results of Operations
The following table sets forth the percentage of revenues of certain items included in the Company’s Statements of Operations:

	Three Months Ended
	March 31,
	2009	2008
Revenues	100.0%	100.0%
Cost of revenues	74.9%	79.4%

Gross profit	25.1%	20.6%
Operating expenses	44.5%	38.3%

Loss from operations	(19.4)%	(17.7)%

Net loss	(19.6)%	(17.4)%

Comparison of The Three Months Ended March 31, 2009 to The Three Months Ended March 31, 2008
Revenues. Revenues for the three months ended March 31, 2009 were $3.8 million compared to $4.8 million for the three months ended March 31, 2008. The decrease is primarily attributable to a decline in consulting revenue due to difficulty in replacing completed projects and a pushback of new assignments from existing clients primarily as a result of the unprecedented crisis in the financial markets and the economy more broadly.
Gross Profit. The resulting gross profit for the three months ended March 31, 2009 was $953,000, a decrease of $32,000 or 3% from the 2008 comparable period amount of $985,000. As a percentage of total revenues, gross margin for the three months ended March 31, 2009 was 25.1% compared to 20.6% for the three months ended March 31, 2008. Gross margin has increased primarily as a result of a decision by the Company to minimize the amount of non-billing time for project resources.
Operating Expenses. Operating expenses are comprised of Selling, General and Administrative (“SG&A”) expenses, and depreciation and amortization. SG&A expenses for the three months ended March 31, 2009, which included a charge of $167,000 to record severance and tax expense associated with the termination of Mr. Prude’s employment agreement, were $1.7 million compared to the 2008 comparable period level of $1.8 million. Excluding the charge associated with the termination of Mr. Prude’s employment agreement, SG&A expenses were $1.5 million. The decrease in SG&A expenses is associated with various cost reduction initiatives including, but not limited to, a reduction in employee headcount and pay rates. Depreciation and amortization expenses decreased $9,000 from $44,000 for the three months ended March 31, 2008 to $35,000 for the three months ended March 31, 2009.

Taxes. Taxes for the three months ended March 31, 2009 were $7,000 compared to $5,000 for the three months ended March 31, 2008. For the three months ended March 31, 2009, the Company recorded a tax provision of $5,000 for minimum state taxes and an additional tax provision of $2,000 for provision to return adjustments from the filing of state and federal tax returns compared to a tax provision of $5,000 for minimum state taxes for the three months ended March 31, 2008.
Net Loss. As a result of the above, particularly the improvement of gross margin and the reduction of operating expenses, the net loss of ($743,000) or ($0.31) per basic and diluted share for the three months ended March 31, 2009 (which included a charge of $167,000 to record severance and tax expense associated with the termination of Mr. Prude’s employment agreement) was an improvement over the net loss of ($830,000) or ($0.35) per basic and diluted share for the three months ended March 31, 2008.
Liquidity and Capital Resources
The Company had an operating loss of ($737,000) and a net loss of ($743,000) for the three months ended March 31, 2009, both of which included a charge of $167,000 to record severance and tax expense associated with the termination of Mr. Prude’s employment agreement. During the three months ended March 31, 2008, the Company had an operating loss of ($845,000) and a net loss of ($830,000). The Company believes that its business, operating results and financial condition have been harmed by the recent economic crisis. A significant portion of the Company’s major customers are in the financial services industry and have come under considerable pressure as a result of the unprecedented economic conditions in the financial markets. While the Company has not lost any major clients, it has experienced a pushback of assignments from existing clients. Spending on IT consulting services is largely discretionary, and the Company has experienced a pushback of new assignments from existing clients and difficulty in replacing completed projects, both of which have impacted revenue growth through the first quarter of 2009. While the Company continues to focus on revenue growth and cost reductions, including but not limited to outsourcing and off-shoring solutions, in an attempt to improve its financial condition, there can be no assurance that the Company will be profitable in future periods.
The Company’s cash balances were $821,000 at March 31, 2009 and $912,000 at December 31, 2008. Net cash used in operating activities for the three months ended March 31, 2009 was approximately $89,000 compared to net cash used in operating activities of $1.3 million for the three months ended March 31, 2008. The decrease in net cash used is primarily a result of a decrease in operating losses and an increase in working capital incurred for the three months ended March 31, 2009.
The Company’s accounts receivable, less allowance for doubtful accounts, at March 31, 2009 and at December 31, 2008 were $3.5 million and $3.9 million, respectively, representing 80 and 66 days of sales outstanding (“DSO”), respectively. The Company believes the increase in DSO from 66 days at December 31, 2008 to 80 days at March 31, 2009 is consistent with clients’ financial pressures created by the ongoing economic crisis, as well as a limited number of client disputes which the Company has begun to favorably resolve. Excluding these disputes, the DSO is approximately 72 days, comparable to the DSO of 74 days for the three month period ended March 31, 2008. The accounts receivable at March 31, 2009 and December 31, 2008 included $41,000 and $34,000 of unbilled revenue, respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.
There was no cash provided by or used in investing activities for the three month period ended March 31, 2009. For the three month period ended March 31, 2008, cash used in investing activities was approximately $20,000, comprised solely of additions to property and equipment.
For the three month period ended March 31, 2009 and 2008, respectively, there was no cash provided by or used in financing activities.
The Company has entered into a Restated and Amended Loan and Security Agreement (“the Loan Agreement”) with Keltic Financial Partners, LP, (“Keltic”) which is effective as of June 27, 2007. The Loan Agreement, which was set to expire June 27, 2009, has been extended through December 31, 2009 under the same terms and conditions. Under the Loan Agreement, the Company has a line of credit up to $1.0 million based on the Company’s eligible accounts receivable balances at an interest rate that varies based on the extent of usage in any given calendar year from a minimum of prime to a maximum of prime plus 0.75% assuming no event of default under the Loan Agreement. Net availability at March 31, 2009 was $1.0 million. The Loan Agreement has certain financial covenants that shall apply only if the Company has any outstanding obligations to Keltic including borrowing under the facility. The Company had no outstanding balance at March 31, 2009, or at December 31, 2008, under the Loan Agreement.

Beyond December 31, 2009, there is no guarantee that the Company will be able to renew or replace such financing upon expiration on commercially reasonable terms or at all.
In management’s opinion, cash flows from operations and borrowing capacity combined with cash on hand will provide adequate flexibility for funding the Company’s working capital obligations for the next twelve months.
For the three months ended March 31, 2009, there were no shares of common stock issued pursuant to the exercise of options issued under the Company’s stock option plan.
Off Balance Sheet Arrangements
As of March 31, 2009, the Company does not have any “Off Balance Sheet Arrangements”.
Contractual Obligations and Commitments
The Company has the following commitments as of March 31, 2009: long term obligations of certain employment contracts and operating lease obligations. The Company has three operating leases for its corporate headquarters located in New York and its branch offices in New Jersey and Massachusetts. The Company’s commitments at March 31, 2009 are reflected and further detailed in the Contractual Obligation table located in Part I, Item 1, Note 8 of this Form 10-Q.
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
Item 4T. Controls and Procedures
Evaluation of disclosure controls and procedures. Salvatore M. Quadrino, the Company’s Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, has concluded that its disclosure controls and procedures are effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to it by others within these entities.
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
Based on the Company’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has reviewed the results of the assessment of the Company’s internal controls over financial reporting with the Audit Committee of the Company’s Board of Directors. In addition, on a quarterly basis the Company evaluates any changes to its internal control over financial reporting to determine if material changes occurred.
The Company’s 2008 Annual Report on Form 10-K did not include an attestation report of Mercadien P.C., Certified Public Accountants, the Company’s registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in the Company’s Annual Report.
Management’s Report on Internal Controls Over Financial Reporting shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
Changes in internal control. There were no significant changes in the Company’s internal control over financial reporting in connection with the evaluation that occurred during its first fiscal quarter of 2009 that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
The Company’s 2008 Annual Report on Form 10-K includes a detailed discussion of risk factors. Additional risks or uncertainties not currently known to the Company or that the Company deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in the Company’s Form 10-K for the year ended December 31, 2008.
Going Concern and Capital Requirements
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2009, the Company had approximately $821,000 of cash and cash equivalents on hand as compared to $1.8 million at March 31, 2008. The Company has a line of credit up to $1.0 million with Keltic Financial Partners, LP (“Keltic”) based on the Company’s eligible accounts receivable balances which is subject to certain financial covenants that shall apply only if the Company has any outstanding obligations to Keltic including borrowing under the facility. The Keltic line of credit, which was set to expire on June 27, 2009, has been extended through December 31, 2009 under the same terms and conditions. For the twelve month period ended December 31, 2008 the Company reported an operating loss of ($3.0) million, which included a goodwill impairment (non-cash) charge of $1.1 million. For the three month period ended March 31, 2009, the Company reported an operating loss of ($737,000), which included a charge of $167,000 to record severance and tax expense associated with the termination of Mr. Prude’s employment agreement. Additionally, the Company had an accumulated deficit of $31.9 million at March 31, 2009. Beyond December 31, 2009, there is no guarantee that the Company will be able to renew or replace its current financing upon expiration on commercially reasonable terms or at all. Based upon the Company’s reduced liquidity, net losses and accumulated deficit, the ability of the Company to continue as a going concern is dependent on the Company achieving profitable operations and or obtaining additional sources of financing.

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
NASDAQ Listing
The NASDAQ Capital Market CM’s continued listing requirements include requirements both that a company maintain a minimum bid price of $1 and that the market value of its publicly held shares (the market value of its shares not held by officers, directors or beneficial owners of more than 10% of the company’s total shares outstanding) be at least $1,000,000. At the close of business on May 13, 2009, the bid price for a share of the Company’s stock was $0.45, and the Company believes the value of its publicly held shares was approximately $518,472 based upon the public filings of our officers, directors and beneficial owners.
While The NASDAQ Capital Market CM has temporarily suspended both these continued listing requirements thru July 19, 2009, due to the recent turmoil in the financial markets, if upon the expiration of the temporary suspension, the Company is unable to meet the continued listing requirements of The NASDAQ Capital Market CM, then the Company could face being delisted from The NASDAQ Capital Market CM.
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

3.3	Second Amended and Restated By-Laws of the Registrant, dated June 20, 2007, incorporated by reference to Exhibit 3.3 on Form 8-K, as previously filed with the SEC on June 22, 2007.

10.1	Extension of Restated and Amended Loan and Security Agreement between the Registrant and Keltic Financial Partners, LP dated March 30, 2009.

31.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Interim Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIOS & MATHESON NORTH AMERICA INC.
Date: May 14, 2009	By:	/s/ Salvatore M. Quadrino
Salvatore M. Quadrino
Interim Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Extension of Restated and Amended Loan and Security Agreement between the Registrant and Keltic Financial Partners, LP dated March 30, 2009.

31.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Interim Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.