Form 10-Q
period 2009-06-30
Helios & Matheson North America Inc.
filed 2009-08-10
CIK 1040792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: June 30, 2009
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
As of August 7, 2009, there were 2,396,707 shares of common stock, with $.01 par value per share, outstanding.

HELIOS & MATHESON NORTH AMERICA INC.

Part I. Financial Information

Item 1.	Financial Statements
HELIOS & MATHESON NORTH AMERICA INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,135,380	$912,272
Accounts receivable- less allowance for doubtful accounts of $214,223 at June 30, 2009, and $209,771 at December 31, 2008	2,278,539	3,846,355
Unbilled receivables	69,853	34,208
Prepaid expenses and other current assets	293,241	326,992

Total current assets	3,777,013	5,119,827
Property and equipment, net	126,112	207,470
Deposits and other assets	144,703	145,336

Total assets	$4,047,828	$5,472,633

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,251,993	$1,647,722
Deferred revenue	320,775	159,786

Total current liabilities	1,572,768	1,807,508

Shareholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2009, and December 31, 2008	—	—
Common stock, $.01 par value; 30,000,000 shares authorized; 2,396,707 issued and outstanding as of June 30, 2009, and December 31, 2008	23,967	23,967
Paid-in capital	34,835,051	34,822,736
Accumulated other comprehensive income — foreign currency translation	2,286	6,863
Accumulated deficit	(32,386,244)	(31,188,441)

Total shareholders’ equity	2,475,060	3,665,125

Total liabilities and shareholders’ equity	$4,047,828	$5,472,633

See accompanying notes to consolidated financial statements.

HELIOS & MATHESON NORTH AMERICA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$7,365,275	$9,607,982	$3,568,778	$4,835,953
Cost of revenues	5,500,170	7,759,236	2,656,703	3,971,752

Gross profit	1,865,105	1,848,746	912,075	864,201
Operating expenses:
Selling, general & administrative	2,984,387	3,154,739	1,329,025	1,369,137
Depreciation & amortization	69,790	88,953	34,969	44,827

	3,054,177	3,243,692	1,363,994	1,413,964

Loss from operations	(1,189,072)	(1,394,946)	(451,919)	(549,763)
Other income(expense):
Interest income-net	2,603	28,590	1,187	9,128

	2,603	28,590	1,187	9,128

Loss before income taxes	(1,186,469)	(1,366,356)	(450,732)	(540,635)
Provision for income taxes	11,334	9,000	3,910	4,500

Net loss	(1,197,803)	(1,375,356)	(454,642)	(545,135)
Other comprehensive loss — foreign currency adjustment	(4,577)	(2,209)	(2,430)	(1,353)

Comprehensive loss	$(1,202,380)	$(1,377,565)	$(457,072)	$(546,488)

Net loss per share
Basic	$(0.50)	$(0.57)	$(0.19)	$(0.23)

Diluted	$(0.50)	$(0.57)	$(0.19)	$(0.23)

See accompanying notes to consolidated financial statements.

HELIOS & MATHESON NORTH AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2009	2008
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(1,197,803)	$(1,375,356)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities, net of acquired assets:
Depreciation and amortization	69,790	88,953
Provision for doubtful accounts	30,000	30,000
Stock based compensation	12,316	37,430
Amortization of deferred financing cost	3,882	3,882
Changes in operating assets and liabilities:
Accounts receivable	1,537,816	88,715
Unbilled receivables	(35,645)	(47,206)
Prepaid expenses and other current assets	33,751	(34,158)
Deposits	1,750	(1,750)
Accounts payable and accrued expenses	(395,729)	(182,912)
Deferred revenue	160,989	(516)

Net cash provided by/(used in) operating activities	221,117	(1,392,918)

Cash flows from investing activities:
Sale/(Purchase) of property and equipment	11,568	(41,725)

Net cash provided by/(used in) investing activities	11,568	(41,725)

Cash flows from financing activities:
Payment of deferred financing cost	(5,000)	—

Net cash used in financing activities	(5,000)	—
Effect of foreign currency exchange rate changes on cash and cash equivalents	(4,577)	(2,209)

Net increase/(decrease) in cash and cash equivalents	223,108	(1,436,852)
Cash and cash equivalents at beginning of period	912,272	3,077,655

Cash and cash equivalents at end of period	$1,135,380	$1,640,803

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—

Cash paid during the period for income taxes — net of refunds	$(59,201)	$4,932

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
3) INTERIM FINANCIAL STATEMENTS:
In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 2009, the consolidated results of operations for the three and six month periods ended June 30, 2009 and 2008 and cash flows for the six month period ended June 30, 2009 and 2008.
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
The consolidated results of operations for the six month period ended June 30, 2009 are not necessarily indicative of the results to be expected for any other interim period or for the full year.
For the twelve month period ended December 31, 2008, the Company reported an operating loss of approximately ($3.0) million and for the three and six month periods ended June 30, 2009, the Company reported operating losses of approximately ($452,000) and ($1.2) million, respectively. While the Company continues to focus on revenue growth and cost reductions, including but not limited to outsourcing and off-shoring solutions, in an attempt to improve its financial condition, there can be no assurance that the Company will be profitable in future periods.
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
The Company uses the modified prospective application method as specified by Financial Accounting Standards Board Statement 123 (revised 2004), Share Based Payment (Statement 123 (R)), whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date of Statement 123 (R) will be recognized over the remaining service period. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued. For the three month period ended June 30, 2009 and 2008, the Company recorded stock based compensation expense under the provisions of Statement 123 (R) of $6,192 and $16,339, respectively.
Information with respect to options under the Company’s Plan is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Balance — December 31, 2008	107,375	$4.17
Granted during 1st Qtr 2009	—	—
Exercised during 1st Qtr 2009	—	—
Forfeitures during 1st Qtr 2009	39,500	$3.36

Balance — March 31, 2009	67,875	$4.26
Granted during 2nd Qtr 2009	—	—
Exercised during 2nd Qtr 2009	—	—
Forfeitures during 2nd Qtr 2009	—	—

Balance — June 30, 2009	67,875	$4.26
The following table summarizes the status of the stock options outstanding and exercisable at June 30, 2009:

Stock Options Outstanding
				Number of
	Weighted		Weighted-	Stock
Exercise Price	Average	Number of	Remaining	Options
Range	Exercise Price	Options	Contractual Life	Exercisable
$0.00 – $4.80	$2.24	29,875	2.8 years	28,000
$4.80 – $9.60	$5.86	38,000	3.8 years	33,000

		67,875		61,000

At June 30, 2009, 61,000 stock options were exercisable with a weighted average exercise price of $4.14.

5) NET LOSS PER SHARE:
The following table sets forth the computation of basic and diluted net loss per share for the six months and the three months ended June 30, 2009 and 2008.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator for basic net loss per share
Net loss	$(1,197,803)	$(1,375,356)	$(454,642)	$(545,135)

Net loss available to common stockholders	$(1,197,803)	$(1,375,356)	$(454,642)	$(545,135)

Numerator for diluted net loss per share
Net loss available to common stockholders & assumed conversion	$(1,197,803)	$(1,375,356)	$(454,642)	$(545,135)

Denominator:
Denominator for basic and diluted loss per share — weighted-average shares	2,396,707	2,396,707	2,396,707	2,396,707

Basic and diluted loss per share:

Net loss per share	$(0.50)	$(0.57)	$(0.19)	$(0.23)

During the six and three month periods ended June 30, 2009 and June 30, 2008, all options and warrants outstanding were excluded from the computation of net loss per share because the effect would have been anti-dilutive.
6) CONCENTRATION OF CREDIT RISK:
The revenues of two customers represented approximately 25% and 11% of the revenues for the six month period ended June 30, 2009. The revenues of three customers represented approximately 17%, 15% and 11% of revenues for the same period in 2008. No other customer represented greater than 10% of the Company’s revenues for such periods.
7) CREDIT ARRANGEMENT:
The Company has entered into a Restated and Amended Loan and Security Agreement (“the Loan Agreement”) with Keltic Financial Partners, LP, (“Keltic”) which is effective as of June 27, 2007. The Loan Agreement, which was set to expire June 27, 2009, has been extended through December 31, 2009 under the same terms and conditions. Under the Loan Agreement, the Company has a line of credit up to $1.0 million based on the Company’s eligible accounts receivable balances at an interest rate that varies based on the extent of usage in any given calendar year from a minimum of prime to a maximum of prime plus 0.75% assuming no event of default under the Loan Agreement. Net availability at June 30, 2009 was approximately $700,000. The Loan Agreement has certain financial covenants that shall apply only if the Company has any outstanding obligations to Keltic including borrowing under the facility. The Company had no outstanding balance at June 30, 2009, or at December 31, 2008, under the Loan Agreement.
8) CONTRACTUAL OBLIGATIONS AND COMMITMENTS:
The Company has the following commitments as of June 30, 2009: obligations resulting from certain employment contracts and operating lease obligations. The Company has three operating leases for its corporate headquarters located in New York and its branch offices in New Jersey and Massachusetts.

The Company’s commitments at June 30, 2009, are comprised of the following:

	Payments Due by Period
					More Than 5
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	Years

Long Term Obligations

Employment Contracts (1)	340,750	340,750	—	—	—

Operating Lease Obligations

Rent (2)	1,043,435	429,187	590,562	23,686	—

Total	$1,384,185	$769,937	$590,562	$23,686	$—

(1)
The Company has an employment agreement with its one named Executive Officer, Salvatore M. Quadrino, the Company’s Interim Chief Executive Officer, Chief Financial Officer and Secretary. Under Mr. Quadrino’s employment agreement, Mr. Quadrino will serve in a dual capacity as Chief Financial Officer and Interim Chief Executive Officer. Mr. Quadrino’s employment agreement, which was set to expire June 30, 2009, has automatically renewed for a one year term. Under this agreement, Mr. Quadrino’s annual salary is $220,000 annually.

Effective February 23, 2009, the Board of Directors of the Company and Mr. Prude, the Company’s former Chief Operating Officer, agreed that Mr. Prude would be terminating his employment with the Company. Under the terms of Mr. Prude’s employment agreement, his final day with the Company was April 30, 2009. Mr. Prude is entitled to nine months of severance totaling $155,250 which is being paid out monthly beginning May 2009. This severance amount is reflected in the table above.

(2)
The Company has a New York facility with a lease term expiring July 31, 2012, a New Jersey facility with a lease term expiring August 31, 2010, and a Massachusetts facility with a lease term expiring January 31, 2010.

As of June 30, 2009, the Company does not have any “Off Balance Sheet Arrangements”.
9) TERMINATION OF EMPLOYMENT AGREEMENT
Effective February 23, 2009, the Board of Directors of the Company and Mr. Prude, the Company’s former Chief Operating Officer, agreed that Mr. Prude would be terminating his employment with the Company. Under the terms of Mr. Prude’s employment agreement, his final day with the Company was April 30, 2009. Mr. Prude is entitled to nine months of severance totaling $155,250 which is being paid out monthly beginning May 2009.
The Company recorded a charge of $167,000 for severance and tax expense associated with the termination of Mr. Prude’s employment agreement during the first quarter of 2009. This charge is reflected in Selling, General and Administrative expenses for the six months ended June 30, 2009. The liability is included in accounts payable and accrued expenses on the balance sheet as of June 30, 2009.
10) PROVISION FOR INCOME TAXES
The provision for income taxes as reflected in the consolidated statements of operations varies from the expected statutory rate primarily due to a provision for minimum state taxes and the recording of additional valuation allowance against deferred tax assets. Internal Revenue Code Section 382 (the “Code”) places a limitation on the utilization of Federal net operating loss and other credit carry-forwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percent change in ownership occurs. On September 5, 2006, Helios & Matheson Parent acquired a greater than 50 percent ownership of the Company. Accordingly, the actual utilization of the net operating loss carry-forwards for tax purposes are limited annually under the Code to a percentage (currently about four and a half percent) of the fair market value of the Company at the date of this ownership change. The Company did not generate taxable income during the six months ended June 30, 2009. The Company maintains a valuation allowance against additional deferred tax assets arising from net operating loss carry-forwards since, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

11) RECENTLY ISSUED ACCOUNTING STANDARDS
The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“FAS 168”). FAS 168 replaces FAS 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). It names the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) for non-governmental entities recognized by the FASB. FAS 168 is effective for reporting periods ending after September 15, 2009, and once effective, will supersede all U.S. GAAP accounting standards, aside from rules and interpretive releases issued by the SEC. The Codification is not intended to change GAAP but rather, it will change the referencing of U.S. GAAP.
Subsequent Events
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“FAS 165”). FAS 165 requires companies to disclose the date through which they evaluated subsequent events and whether that date corresponds with the filing of their financial statements. FAS 165 is effective for fiscal periods ending after June 15, 2009. The Company has performed an evaluation of subsequent events through August 7, 2009 based upon reviews of the Company’s financial transactions through that date and inquiries conducted by the Company’s Interim Chief Executive Officer of senior management and the Board of Directors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of significant factors affecting the Company’s operating results, liquidity and capital resources should be read in conjunction with the accompanying financial statements and related notes.
Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term under Section 27A of the Securities Act of 1933, as amended, and under Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the SEC. Such forward-looking statements involve risk and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements may include, without limitation, statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. The important factors on which such statements are based, include but are not limited to, assumptions concerning the magnitude of the ongoing economic crisis, including its impact on the Company’s customers, demand trends in the information technology industry and the continuing needs of current and prospective customers for the Company’s services.
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
Helios & Matheson provides a wide range of high quality, software and consulting solutions, through an integrated suite of market driven Service Lines in the areas of Application Value Management, Application Development and Integration, Independent Validation, Infrastructure, Information Management and IT Advisory Services for Fortune 1000 companies and other large organizations. These services account for approximately 85% of the Company’s revenues. The Company’s solutions are based on an understanding of each client’s enterprise model. The Company’s accumulated knowledge may be applied to new projects such as planning, designing and implementing enterprise-wide information systems, database management services, performance optimization, migrations and conversions, strategic sourcing, outsourcing and systems integration.

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
Helios & Matheson markets and distributes a number of software products developed by independent software developers. The Company believes its relationships with approximately 56 software clients throughout the country provide opportunities for the delivery of additional Company consulting and training services. The software products offered by Helios & Matheson are marketed primarily through trade shows, direct mail, telemarketing, client presentations and referrals. Revenue from the sale of software is ancillary to the Company’s total revenues, but in the future the Company hopes to use such sales as a means of introducing itself to potential clients. For the six month period ending June 30, 2009, revenue from the software service line accounted for approximately 15% of the Company’s total revenues.
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
The Company believes that its business, operating results and financial condition continue to be impacted by the current economic conditions. A significant portion of the Company’s major customers are in the financial services, pharmaceutical and manufacturing/automotive industries and have come under considerable pressure as a result of the unprecedented economic conditions in the financial markets. Spending on IT consulting services is largely discretionary. While the Company has not lost any major clients, it has experienced a pushback of new assignments from existing clients and difficulty in replacing completed higher margin projects, both of which have impacted revenue growth through 2009 year to date.
Beginning in 2006 and continuing through the fourth quarter of 2008, the Company expanded its sales and recruiting resources in an effort to increase its revenues in both the short and long-term. This effort, however, was met with limited success through the third quarter of 2009. While the Company continues to experience an increase in its lower margin staffing business, consulting revenue, as a whole, has declined as a result of a decreased demand for higher margin project services.
For the twelve month period ended December 31, 2008 the Company reported an operating loss of approximately ($3.0) million and for the three and six month periods ended June 30, 2009, the Company reported an operating loss of approximately ($452,000) and ($1.2) million, respectively. While the Company continues to focus on revenue growth and cost reductions, including but not limited to outsourcing and off-shoring solutions, in an attempt to improve its financial condition, there can be no assurance that the Company will be profitable in future periods.

For the six months ended June 30, 2009, approximately 76% of the Company’s consulting services revenues were generated from the hourly billing of its consultants’ services to its clients under time and materials engagements, as compared to approximately 68% for the six months ended June 30, 2008, with the remainder generated under fixed-price engagements. The increase in time and material engagements as a percentage of engagements is a result of the Company’s efforts to grow its lower margin staffing business in response to the decreased demand for higher margin project services. The Company has established standard-billing guidelines for consulting services based on the types of services offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a semi-monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.
The Company has also generated revenues by selling software licenses. In addition to initial software license fees, the Company also derives revenues from the annual renewal of software licenses. Because future obligations associated with such revenue are insignificant, revenues from the sale of software licenses are recognized upon delivery of the software to a customer. The Company views software sales as ancillary to its core consulting services business. Revenue generated from software sales will vary from period to period. For the six month period ending June 30, 2009, revenue from the software service line accounted for approximately 15% of the Company’s total revenues.
The Company’s most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company’s operating performance is primarily based upon billing margins (billable hourly rate less the consultant’s hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). For the six month period ended June 30, 2009, gross margin was 25.3% as compared to 19.2% for the six month period ended June 30, 2008. Gross margin has increased primarily as a result of a decision by the Company to minimize the amount of non-billing time for project resources. Large portions of the Company’s engagements are on a time and materials basis. While most of the Company’s engagements allow for periodic price adjustments to address, among other things, increases in consultant costs, to date clients have been averse to accepting cost increases. In addition, an increasing number of the Company’s clients are outsourcing the management of their time and material engagements to external Vendor Management Organizations (“VMOs”) who are responsible for monitoring the costs of external service providers. The Company has been challenged with absorbing the costs associated with the VMOs.
Helios & Matheson actively manages its personnel utilization rates by monitoring project requirements and timetables. Helios & Matheson’s utilization rate for the six month period ended June 30, 2009 was approximately 78% as compared to approximately 76% for the six month period ended June 30, 2008. As time and material engagements or projects are completed, consultants either are re-deployed to new time and material engagements or projects at the current client site or to new time and material engagements or projects at another client site or are encouraged to participate in Helios & Matheson’s training programs in order to expand their technical skill sets. The Company carefully monitors consultants that are not utilized. While the Company has established guidelines for the amount of non-billing time that it allows before a consultant is terminated, actual terminations vary as circumstances warrant.
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
Results of Operations
The following table sets forth the percentage of revenues of certain items included in the Company’s Statements of Operations:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	74.7%	80.8%	74.4%	82.1%

Gross profit	25.3%	19.2%	25.6%	17.9%
Operating expenses	41.5%	33.8%	38.2%	29.2%

Loss from operations	(16.1)%	(14.5)%	(12.7)%	(11.4)%

Net loss	(16.3)%	(14.3)%	(12.7)%	(11.3)%

Comparison of The Three Months Ended June 30, 2009 to The Three Months Ended June 30, 2008
Revenues. Revenues for the three months ended June 30, 2009 were $3.6 million compared to $4.8 million for the three months ended June 30, 2008. The decrease is primarily attributable to a decline in consulting revenue due to difficulty in replacing completed projects and a pushback of new assignments from existing clients primarily as a result of the current economic condition in the financial markets and the economy more broadly. In addition, the Company has experienced a drop off in business from its higher margin project service line and, as a result, the Company has shifted its emphasis on expanding its lower margin staffing service line consisting of time and material engagements.

Gross Profit. The resulting gross profit for the three months ended June 30, 2009 was $912,000, an increase of $48,000 or 6% from the 2008 comparable period amount of $864,000. As a percentage of total revenues, gross margin for the three months ended June 30, 2009 was 25.6% compared to 17.9% for the three months ended June 30, 2008. Gross margin has increased primarily as a result of a decision by the Company to minimize the amount of non-billing time for project resources. This decision has required the Company to reduce the headcount of non-billing resources.
Operating Expenses. Operating expenses are comprised of Selling, General and Administrative (“SG&A”) expenses, and depreciation and amortization. SG&A expenses for the three months ended June 30, 2009 were $1.3 million compared to the 2008 comparable period level of $1.4 million. The decrease in SG&A expenses is associated with various cost reduction initiatives including, but not limited to, a reduction in employee headcount and pay rates. Depreciation and amortization expenses decreased $10,000 from $45,000 for the three months ended June 30, 2008 to $35,000 for the three months ended June 30, 2009.
Taxes. Taxes for the three months ended June 30, 2009 were $4,000 compared to $5,000 for the three months ended June 30, 2008. For the three months ended June 30, 2009, the Company recorded a tax provision of $5,000 for minimum state taxes which was partially offset by ($1,000) related to provision to return adjustments from the filing of state and federal tax returns compared to a tax provision of $5,000 solely for minimum state taxes for the three months ended June 30, 2008.
Net Loss. As a result of the above, particularly the improvement of gross margin and the reduction of operating expenses, the net loss of ($455,000) or ($0.19) per basic and diluted share for the three months ended June 30, 2009 was an improvement over the net loss of ($545,000) or ($0.23) per basic and diluted share for the three months ended June 30, 2008.
Comparison of The Six Months Ended June 30, 2009 to The Six Months Ended June 30, 2008
Revenues. Revenues for the six months ended June 30, 2009 were $7.4 million compared to $9.6 million for the six months ended June 30, 2008. The decrease is primarily attributable to a decline in consulting revenue due to difficulty in replacing completed projects and a pushback of new assignments from existing clients primarily as a result of the unprecedented crisis in the financial markets and the economy more broadly. In addition, the Company has experienced a drop off in business from its higher margin project service line and, as a result, the Company has shifted its emphasis on expanding its lower margin staffing service line consisting of time and material engagements.
Gross Profit. The resulting gross profit for the six months ended June 30, 2009 was $1.9 million, an increase of $16,000 or 1% from the 2008 comparable period amount of $1.8 million. As a percentage of total revenues, gross margin for the six months ended June 30, 2009 was 25.3% compared to 19.2% for the six months ended June 30, 2008. Gross margin has increased primarily as a result of a decision by the Company to minimize the amount of non-billing time for project resources. This decision has required the Company to reduce the headcount of non-billing resources.
Operating Expenses. Operating expenses are comprised of Selling, General and Administrative (“SG&A”) expenses, and depreciation and amortization. SG&A expenses for the six months ended June 30, 2009 were $3.0 million compared to the 2008 comparable period level of $3.2 million. The decrease in SG&A expenses is associated with various cost reduction initiatives including, but not limited to, a reduction in employee headcount and pay rates. Depreciation and amortization expenses decreased $19,000 from $89,000 for the six months ended June 30, 2008 to $70,000 for the six months ended June 30, 2009.
Taxes. Taxes for the six months ended June 30, 2009 were $11,000 compared to $9,000 for the six months ended June 30, 2008. For the six months ended June 30, 2009, the Company recorded a tax provision of $9,000 for minimum state taxes which was increased by $2,000 related to provision to return adjustments from the filing of state and federal tax returns compared to a tax provision of $9,000 solely for minimum state taxes for the six months ended June 30, 2008.
Net Loss. As a result of the above, particularly the improvement of gross margin and the reduction of operating expenses, the net loss of ($1.2) million or ($0.50) per basic and diluted share for the six months ended June 30, 2009 was an improvement over the net loss of ($1.4) million or ($0.57) per basic and diluted share for the six months ended June 30, 2008.

Liquidity and Capital Resources
The Company had an operating and net loss of approximately ($1.2) million for the six months ended June 30, 2009, both of which included a charge of $167,000 to record severance and tax expense associated with the termination of Mr. Prude’s employment agreement. During the six months ended June 30, 2008, the Company had an operating and net loss of approximately ($1.4) million. The Company believes that its business, operating results and financial condition have been harmed by the recent economic crisis. A significant portion of the Company’s major customers are in the financial services industry and have come under considerable pressure as a result of the unprecedented economic conditions in the financial markets. While the Company has not lost any major clients, it has experienced a pushback of assignments from existing clients. Spending on IT consulting services is largely discretionary, and the Company has experienced a pushback of new assignments from existing clients and difficulty in replacing completed projects, both of which have impacted revenue growth through the second quarter of 2009. While the Company continues to focus on revenue growth and cost reductions, including but not limited to outsourcing and off-shoring solutions, in an attempt to improve its financial condition, there can be no assurance that the Company will be profitable in future periods.
The Company’s cash balances were $1.1 million at June 30, 2009 and $912,000 at December 31, 2008. Net cash provided by operating activities for the six months ended June 30, 2009 was approximately $221,000 compared to net cash used in operating activities of approximately ($1.4) million for the six months ended June 30, 2008. The increase in net cash provided is primarily a result of a decrease in operating losses and an increase in working capital incurred for the six months ended June 30, 2009.
The Company’s accounts receivable, less allowance for doubtful accounts, at June 30, 2009 and at December 31, 2008 were $2.3 million and $3.9 million, respectively, representing 59 and 66 days of sales outstanding (“DSO”), respectively. The Company believes the decrease in DSO is consistent with an extensive collection effort by the Company resulting in more timely collections as well as favorable resolutions of a limited number of dated client disputes. The accounts receivable at June 30, 2009 and December 31, 2008 included $70,000 and $34,000 of unbilled revenue, respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.
For the six month period ended June 30, 2009, cash provided by investing activities was approximately $12,000, relating to the sale of a Company automobile. For the six month period ended June 30, 2008, cash used in investing activities was approximately ($42,000), comprised solely of additions to property and equipment.
Net cash used in financing activities for the six month period ended June 30, 2009 was $5,000 and related solely to the extension of the Company’s line of credit with Keltic Financial Partners, LP. There was no cash provided by or used in financing activities for the six month period ended June 30, 2008.
The Company has entered into a Restated and Amended Loan and Security Agreement (“the Loan Agreement”) with Keltic Financial Partners, LP, (“Keltic”) which is effective as of June 27, 2007. The Loan Agreement, which was set to expire June 27, 2009, has been extended through December 31, 2009 under the same terms and conditions. Under the Loan Agreement, the Company has a line of credit up to $1.0 million based on the Company’s eligible accounts receivable balances at an interest rate that varies based on the extent of usage in any given calendar year from a minimum of prime to a maximum of prime plus 0.75% assuming no event of default under the Loan Agreement. Net availability at June 30, 2009 was approximately $700,000. The Loan Agreement has certain financial covenants that shall apply only if the Company has any outstanding obligations to Keltic including borrowing under the facility. The Company had no outstanding balance at June 30, 2009, or at December 31, 2008, under the Loan Agreement.
Beyond December 31, 2009, there is no guarantee that the Company will be able to renew or replace such financing upon expiration on commercially reasonable terms or at all.
In management’s opinion, cash flows from operations and borrowing capacity combined with cash on hand will provide adequate flexibility for funding the Company’s working capital obligations for the next twelve months.
For the six months ended June 30 2009, there were no shares of common stock issued pursuant to the exercise of options issued under the Company’s stock option plan.
Off Balance Sheet Arrangements
As of June 30, 2009, the Company does not have any “Off Balance Sheet Arrangements”.

Contractual Obligations and Commitments
The Company has the following commitments as of June 30, 2009: long term obligations of certain employment contracts and operating lease obligations. The Company has three operating leases for its corporate headquarters located in New York and its branch offices in New Jersey and Massachusetts. The Company’s commitments at June 30, 2009 are reflected and further detailed in the Contractual Obligation table located in Part I, Item 1, Note 8 of this Form 10-Q.
Recent Accounting Pronouncements
The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“FAS 168”). FAS 168 replaces FAS 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). It names the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) for non-governmental entities recognized by the FASB. FAS 168 is effective for reporting periods ending after September 15, 2009, and once effective, will supersede all U.S. GAAP accounting standards, aside from rules and interpretive releases issued by the SEC. The Codification is not intended to change GAAP but rather, it will change the referencing of U.S. GAAP.
Subsequent Events
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“FAS 165”). FAS 165 requires companies to disclose the date through which they evaluated subsequent events and whether that date corresponds with the filing of their financial statements. FAS 165 is effective for fiscal periods ending after June 15, 2009. The Company has performed an evaluation of subsequent events through August 7, 2009 based upon reviews of the Company’s financial transactions through that date and inquiries conducted by the Company’s Interim Chief Executive Officer of senior management and the Board of Directors.
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
Changes in internal control. There were no significant changes in the Company’s internal control over financial reporting in connection with the evaluation that occurred during its second fiscal quarter of 2009 that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.

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
Going Concern and Capital Requirements
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2009, the Company had approximately $1.1 million of cash and cash equivalents on hand as compared to $1.6 million at June 30, 2008. The Company has a line of credit up to $1.0 million with Keltic Financial Partners, LP (“Keltic”) based on the Company’s eligible accounts receivable balances which is subject to certain financial covenants that shall apply only if the Company has any outstanding obligations to Keltic including borrowing under the facility. The Keltic line of credit, which was set to expire on June 27, 2009, has been extended through December 31, 2009 under the same terms and conditions. For the twelve month period ended December 31, 2008 the Company reported an operating loss of ($3.0) million, which included a goodwill impairment (non-cash) charge of $1.1 million. For the six month period ended June 30, 2009, the Company reported an operating loss of ($1.2) million. Additionally, the Company had an accumulated deficit of $32.4 million at June 30, 2009. Beyond December 31, 2009, there is no guarantee that the Company will be able to renew or replace its current financing upon expiration on commercially reasonable terms or at all. Based upon the Company’s reduced liquidity, net losses and accumulated deficit, the ability of the Company to continue as a going concern is dependent on the Company achieving profitable operations and or obtaining additional sources of financing.
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
NASDAQ Listing
The NASDAQ Capital Market CM’s continued listing requirements include requirements both that a company maintain a minimum bid price of $1 and that the market value of its publicly held shares (the market value of its shares not held by officers, directors or beneficial owners of more than 10% of the company’s total shares outstanding) be at least $1,000,000. At the close of business on August 7, 2009, the bid price for a share of the Company’s stock was $0.44, and the Company believes the value of its publicly held shares was approximately $506,951 based upon the public filings of our officers, directors and beneficial owners.
Due to the recent turmoil in the financial markets, The NASDAQ Capital Market CM had temporarily suspended both these continued listing requirements thru July 31, 2009, and did not take any action to delist a security for failing the minimum bid price or market value of publicly held shares requirements during this suspension. Effective Monday, August 3, 2009, however, the compliance process was reinstated. If the Company’s minimum bid price and the market value of its publicly held shares do not regain a $1 minimum bid price and $1 million market value of publicly held shares, then the Company will be considered deficient under the NASDAQ listing requirements, and the Company would face being delisted from The NASDAQ Capital Market CM.
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
On May 28, 2009, the Company held its annual meeting of shareholders (the “Annual Meeting”) for the following purposes:
Proposal 1. To elect the Board of Directors of the Company to serve until the annual meeting of shareholders in 2010 and until their respective successors are duly elected and qualified; and
Proposal 2. To ratify the selection of Mercadien P.C. as the independent public accountants of the Company for the year ending December 31, 2009.
The shareholders approved the election of Messrs. Shri S. Jambunathan, Daniel L. Thomas, Rabin K. Dhoble, Kishan Grama Ananthram and Ms. Divya Ramachandran as the directors of the Company by the following number of votes:

NAME	IN FAVOR	AGAINST	ABSTAINED	BROKER NON-VOTE
Shri S. Jambunathan	1,890,526	0	1,851	0
Daniel L. Thomas	1,890,526	0	1,851	0
Rabin K. Dhoble	1,890,526	0	1,851	0
Kishan Grama Ananthram	1,874,821	0	17,556	0
Divya Ramachandran	1,874,821	0	17,556	0
The shareholders approved the ratification of the appointment of Mercadien P.C. as the independent public accountants of the Company for the fiscal year ending December 31, 2009 by the following number of votes:

IN FAVOR	AGAINST	ABSTAINED	BROKER NON-VOTE
1,891,201	1,176	0	0

Item 5.	Other Information
None.

Item 6.	Exhibits
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

HELIOS & MATHESON NORTH AMERICA INC.
	By:	/s/ Salvatore M. Quadrino
Date: August 10, 2009		Salvatore M. Quadrino
Interim Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Interim Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.