Form 10-Q
period 2009-09-30
Helios & Matheson North America Inc.
filed 2009-11-12
CIK 1040792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-22945
HELIOS & MATHESON NORTH AMERICA INC.
(Exact Name of Registrant as Specified in Its Charter)

New York	13-3169913

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Park Avenue South	(212) 979-8228

New York, New York 10003 (Address of Principal Executive Offices)	(Registrant’s Telephone Number, Including Area Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 11, 2009, there were 2,396,707 shares of common stock, with $.01 par value per share, outstanding.

HELIOS & MATHESON NORTH AMERICA INC.

Part I. Financial Information
Item 1. Financial Statements
HELIOS & MATHESON NORTH AMERICA INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$313,194	$912,272
Accounts receivable-less allowance for doubtful accounts of $204,495 at September 30, 2009, and $209,771 at December 31, 2008	2,745,348	3,846,355
Unbilled receivables	134,283	34,208
Prepaid expenses and other current assets	248,045	326,992

Total current assets	3,440,870	5,119,827
Property and equipment, net	107,845	207,470
Deposits and other assets	142,203	145,336

Total assets	$3,690,918	$5,472,633

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,402,787	$1,647,722
Deferred revenue	347,501	159,786

Total current liabilities	1,750,288	1,807,508

Shareholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of September 30, 2009, and December 31, 2008.	—	—
Common stock, $.01 par value; 30,000,000 shares authorized; 2,396,707 issued and outstanding as of September 30, 2009, and December 31, 2008.	23,967	23,967
Paid-in capital	34,841,310	34,822,736
Accumulated other comprehensive income — foreign currency translation	1,757	6,863
Accumulated deficit	(32,926,404)	(31,188,441)

Total shareholders’ equity	1,940,630	3,665,125

Total liabilities and shareholders’ equity	$3,690,918	$5,472,633

See accompanying notes to consolidated financial statements.

HELIOS & MATHESON NORTH AMERICA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$10,927,285	$14,646,429	$3,562,010	$5,038,447
Cost of revenues	8,266,965	11,599,434	2,766,795	3,840,198

Gross profit	2,660,320	3,046,995	795,215	1,198,249
Operating expenses:
Selling, general & administrative	4,288,184	4,616,840	1,303,797	1,462,101
Depreciation & amortization	96,769	134,920	26,979	45,967

	4,384,953	4,751,760	1,330,776	1,508,068

Loss from operations	(1,724,633)	(1,704,765)	(535,561)	(309,819)
Other income(expense):
Interest income-net	4,101	35,178	1,498	6,588

	4,101	35,178	1,498	6,588

Loss before income taxes	(1,720,532)	(1,669,587)	(534,063)	(303,231)
Provision for income taxes	17,431	7,192	6,097	(1,808)

Net loss	(1,737,963)	(1,676,779)	(540,160)	(301,423)
Other comprehensive (loss)/income — foreign currency adjustment	(5,106)	7,129	(529)	9,339

Comprehensive loss	$(1,743,069)	$(1,669,650)	$(540,689)	$(292,084)

Net loss per share
Basic	$(0.73)	$(0.70)	$(0.23)	$(0.13)

Diluted	$(0.73)	$(0.70)	$(0.23)	$(0.13)

See accompanying notes to consolidated financial statements.

HELIOS & MATHESON NORTH AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2009	2008
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(1,737,963)	$(1,676,779)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities, net of acquired assets:
Depreciation and amortization	96,769	134,920
Provision for doubtful accounts	45,000	35,000
Stock based compensation	18,574	52,049
Amortization of deferred financing cost	6,383	5,823
Changes in operating assets and liabilities:
Accounts receivable	1,056,007	128,265
Unbilled receivables	(100,075)	(123,632)
Prepaid expenses and other current assets	78,947	(51,074)
Deposits	1,750	(1,750)
Accounts payable and accrued expenses	(244,935)	(33,067)
Deferred revenue	187,715	(118,636)

Net cash used in operating activities	(591,828)	(1,648,881)

Cash flows from investing activities:
Sale/(Purchase) of property and equipment	2,856	(39,515)

Net cash provided by/(used in) investing activities	2,856	(39,515)

Cash flows from financing activities:
Payment of deferred financing cost	(5,000)	—

Net cash used in financing activities	(5,000)	—
Effect of foreign currency exchange rate changes on cash and cash equivalents	(5,106)	7,129

Net decrease in cash and cash equivalents	(599,078)	(1,681,267)
Cash and cash equivalents at beginning of period	912,272	3,077,655

Cash and cash equivalents at end of period	$313,194	$1,396,388

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—

Cash paid during the period for income taxes — net of refunds	$(64,018)	$5,452

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
3) INTERIM FINANCIAL STATEMENTS:
In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 2009, the consolidated results of operations for the three and nine month periods ended September 30, 2009 and 2008 and cash flows for the nine month period ended September 30, 2009 and 2008. The Company has performed an evaluation of subsequent events through November 11, 2009 based upon reviews of the Company’s financial transactions through that date and inquiries conducted by the Company’s Interim Chief Executive Officer of senior management and the Board of Directors.
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
The consolidated results of operations for the nine month period ended September 30, 2009 are not necessarily indicative of the results to be expected for any other interim period or for the full year.
For the twelve month period ended December 31, 2008, the Company reported an operating loss of approximately ($3.0) million and for the three and nine month periods ended September 30, 2009, the Company reported operating losses of approximately ($536,000) and ($1.7) million, respectively. While the Company continues to focus on revenue growth and cost reductions, including but not limited to outsourcing and off-shoring solutions, in an attempt to improve its financial condition, there can be no assurance that the Company will be profitable in future periods.
In management’s opinion, cash flows from operations, borrowing capacity and the cash infusion resulting from the proposed equity financing with Helios & Matheson Parent, discussed in Note 11, combined with cash on hand will provide adequate flexibility for funding the Company’s working capital obligations for the next twelve months.
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
The Company uses the modified prospective application method as specified by the Financial Accounting Standards Board (“FASB”), whereby compensation cost is recognized over the remaining service period based on the grant-date fair value of those awards as calculated for pro forma disclosures as originally issued. For the three month period ended September 30, 2009 and 2008, the Company recorded stock based compensation expense of $6,259 and $14,619, respectively.
Information with respect to options under the Company’s Plan is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Balance — December 31, 2008	107,375	$4.17
Granted during 1st Qtr 2009	—	—
Exercised during 1st Qtr 2009	—	—
Forfeitures during 1st Qtr 2009	39,500	$4.00

Balance — March 31, 2009	67,875	$4.26
Granted during 2nd Qtr 2009	—	—
Exercised during 2nd Qtr 2009	—	—
Forfeitures during 2nd Qtr 2009	—	—

Balance — June 30, 2009	67,875	$4.26
Granted during 3rd Qtr 2009	—	—
Exercised during 3rd Qtr 2009	—	—
Forfeitures during 3rd Qtr 2009	19,375	$3.13

Balance — September 30, 2009	48,500	$4.72
The following table summarizes the status of the stock options outstanding and exercisable at September 30, 2009:

Stock Options Outstanding
				Number of
	Weighted		Weighted-	Stock
Exercise Price	Average	Number of	Remaining	Options
Range	Exercise Price	Options	Contractual Life	Exercisable
$0.00 – $4.80	$2.80	18,000	1.8 years	16,125
$4.80 – $9.60	$5.85	30,500	4.4 years	25,500

		48,500		41,625

At September 30, 2009, 41,625 stock options were exercisable with a weighted average exercise price of $4.61.

5) NET LOSS PER SHARE:
The following table sets forth the computation of basic and diluted net loss per share for the nine months and the three months ended September 30, 2009 and 2008.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator for basic net loss per share
Net loss	$(1,737,963)	$(1,676,779)	$(540,160)	$(301,423)

Net loss available to common stockholders	$(1,737,963)	$(1,676,779)	$(540,160)	$(301,423)

Numerator for diluted net loss per share
Net loss available to common stockholders & assumed conversion	$(1,737,963)	$(1,676,779)	$(540,160)	$(301,423)

Denominator:
Denominator for basic and diluted loss per share — weighted-average shares	2,396,707	2,396,707	2,396,707	2,396,707

Basic and diluted loss per share:
Net loss per share	$(0.73)	$(0.70)	$(0.23)	$(0.13)

During the nine and three month periods ended September 30, 2009 and September 30, 2008, all options and warrants outstanding were excluded from the computation of net loss per share because the effect would have been anti-dilutive.
6) CONCENTRATION OF CREDIT RISK:
The revenue of one customer represented approximately 25% of the revenues for the nine month period ended September 30, 2009. The revenues of two customers represented approximately 18% and 14% of revenues for the same period in 2008. No other customer represented greater than 10% of the Company’s revenues for such periods.
7) CREDIT ARRANGEMENT:
The Company has entered into a Restated and Amended Loan and Security Agreement (“the Loan Agreement”) with Keltic Financial Partners, LP, (“Keltic”) which is effective as of June 27, 2007. The Loan Agreement, which was set to expire June 27, 2009, has been extended through December 31, 2009 under the same terms and conditions. Under the Loan Agreement, the Company has a line of credit up to $1.0 million based on the Company’s eligible accounts receivable balances at an interest rate that varies based on the extent of usage in any given calendar year from a minimum of prime to a maximum of prime plus 0.75% assuming no event of default under the Loan Agreement. Net availability at September 30, 2009 was approximately $1.0 million. The Loan Agreement has certain financial covenants that shall apply only if the Company has any outstanding obligations to Keltic including borrowing under the facility. The Company had no outstanding balance at September 30, 2009, or at December 31, 2008, under the Loan Agreement.
8) CONTRACTUAL OBLIGATIONS AND COMMITMENTS:
The Company has the following commitments as of September 30, 2009: obligations resulting from certain employment contracts and operating lease obligations. The Company has three operating leases for its corporate headquarters located in New York and its branch offices in New Jersey and Massachusetts.

The Company’s commitments at September 30, 2009, are comprised of the following:

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Long Term Obligations
Employment Contracts (1)	234,000	234,000	—	—	—
Operating Lease Obligations
Rent (2)	933,926	412,830	521,096	—	—

Total	$1,167,926	$646,830	$521,096	$—	$—

(1)
The Company has an employment agreement with its one named Executive Officer, Salvatore M. Quadrino, the Company’s Interim Chief Executive Officer, Chief Financial Officer and Secretary. Under Mr. Quadrino’s employment agreement, Mr. Quadrino will serve in a dual capacity as Chief Financial Officer and Interim Chief Executive Officer. Mr. Quadrino’s employment agreement, which was set to expire June 30, 2009, has automatically renewed for a one year term. Under this agreement, Mr. Quadrino’s annual salary is $220,000.

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

As of September 30, 2009, the Company does not have any “Off Balance Sheet Arrangements”.
9) PROVISION FOR INCOME TAXES:
The provision for income taxes as reflected in the consolidated statements of operations varies from the expected statutory rate primarily due to a provision for minimum state taxes and the recording of additional valuation allowance against deferred tax assets. Internal Revenue Code Section 382 (the “Code”) places a limitation on the utilization of Federal net operating loss and other credit carry-forwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percent change in ownership occurs. On September 5, 2006, Helios & Matheson Parent acquired a greater than 50 percent ownership of the Company. Accordingly, the actual utilization of the net operating loss carry-forwards for tax purposes are limited annually under the Code to a percentage (currently about four and a half percent) of the fair market value of the Company at the date of this ownership change. The Company did not generate taxable income during the nine months ended September 30, 2009. The Company maintains a valuation allowance against additional deferred tax assets arising from net operating loss carry-forwards since, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
10) RECENTLY ISSUED ACCOUNTING STANDARDS:
Subsequent Events
In May 2009, the FASB issued a new standard pertaining to subsequent events. This standard defines the period after the balance sheet date as the period during which a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which a company shall recognize such events or transactions. This standard also requires companies to disclose the date through which subsequent events have been evaluated for recognition and disclosure in the financial statements. The Company has reflected the recognition and disclosure requirements of this standard in this Form 10-Q.

FASB Accounting Standards Codification
Effective for financial statements issued for interim and annual periods ending after September 15, 2009, the FASB issued a new standard known as The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which became the source of authoritative United States generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretative releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. As a result of this new standard, the FASB will not issue new standards in the form of Statements but instead will issue Accounting Standards Updates. This new standard also modified the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. The Company has adopted the disclosure and hierarchy requirements of this standard for the quarter ended September 30, 2009.
11) COMMUNICATIONS FROM NASDAQ:
On August 12, 2009, the Company received a letter from NASDAQ regarding its non-compliance with The NASDAQ Capital Market’sCM Listing Rule 5550(b)(1) in that the Company’s shareholders’ equity of $2,475,060 as of June 30, 2009 fell short of the minimum required shareholders’ equity of $2,500,000. On September 17, 2009, the Company submitted a plan (the “Compliance Plan”) to NASDAQ to regain compliance with Rule 5550(b)(1). NASDAQ accepted and approved the Compliance Plan and granted the Company an extension through November 25, 2009 to regain compliance with Listing Rule 5550(b)(1). The primary objective of the Compliance Plan is for the Company to complete an equity financing with Helios and Matheson Parent whereby Helios & Matheson Parent will purchase from the Company between $750,000 and $1.3 million of the Company’s newly issued common stock prior to November 25, 2009. In order to achieve this objective, it will be necessary for the Company to reincorporate in the State of Delaware. A special meeting of shareholders will be held on November 18, 2009 for the purpose of voting on the proposal to reincorporate the Company in the State of Delaware. The affirmative vote of two-thirds of the Company’s outstanding shares is required for approval of the measure.
On September 15, 2009, the Company received two additional letters from NASDAQ regarding its non-compliance with the continued listing standards, namely, that for 30 consecutive business days, the closing bid price of the Company’s common stock remained below the $1.00 minimum bid price requirement as set forth in NASDAQ Listing Rule 5550(a)(2) and that for 30 consecutive trading days the Company’s common stock had not maintained a minimum market value of publicly held shares of $1,000,000 as required by NASDAQ Listing Rule 5550(a)(5). The Company has 180 calendar days from September 15, 2009 to regain compliance with the $1.00 minimum bid price requirement and 90 calendar days from September 15, 2009 to regain compliance with the $1,000,000 minimum market value of publicly held shares requirement. The Company is evaluating various courses of action available to regain compliance within the timeframes allowed.
If the Company is unable to regain compliance with all of the NASDAQ listing requirements, within the applicable grace periods, the Company’s common stock will be subject to delisting from the NASDAQ Capital MarketCM.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of significant factors affecting the Company’s operating results, liquidity and capital resources should be read in conjunction with the accompanying financial statements and related notes.
Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term under Section 27A of the Securities Act of 1933, as amended, and under Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the SEC. Such forward-looking statements involve risk and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements may include, without limitation, statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity (including its ability to consummate the proposed equity financing with Helios & Matheson Parent), capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. The important factors on which such statements are based, include but are not limited to, assumptions concerning the magnitude of the ongoing economic crisis, including its impact on the Company’s customers, demand trends in the information technology industry and the continuing needs of current and prospective customers for the Company’s services.

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
Helios & Matheson provides a wide range of high quality, software and consulting solutions, through an integrated suite of market driven Service Lines in the areas of Application Value Management, Application Development and Integration, Independent Validation, Infrastructure, Information Management and IT Advisory Services for Fortune 1000 companies and other large organizations. These services account for approximately 86% of the Company’s revenues. The Company’s solutions are based on an understanding of each client’s enterprise model. The Company’s accumulated knowledge may be applied to new projects such as planning, designing and implementing enterprise-wide information systems, database management services, performance optimization, migrations and conversions, strategic sourcing, outsourcing and systems integration.
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
Helios & Matheson markets and distributes a number of software products developed by independent software developers. The Company believes its relationships with approximately 55 software clients throughout the country provide opportunities for the delivery of additional Company consulting and training services. The software products offered by Helios & Matheson are marketed primarily through trade shows, direct mail, telemarketing, client presentations and referrals. Revenue from the sale of software is ancillary to the Company’s total revenues, but in the future the Company hopes to use such sales as a means of introducing itself to potential clients. For the nine month period ending September 30, 2009, revenue from the software service line accounted for approximately 14% of the Company’s total revenues.
The Company is dedicated to providing cost efficient competitive services to its clients through its Flexible Delivery Model which allows for dynamically configurable Onsite, Onshore or Offshore service delivery based on the needs of the clients. This capability is made possible by the Company’s investment in Helios and Matheson Global Services Private Limited (“HMGS”), the Company’s subsidiary operating in Bangalore, India. The Company believes its ability to blend offshore work into its pricing allows it to be more price competitive.
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

The Company believes that its business, operating results and financial condition continue to be impacted by the current economic conditions. A significant portion of the Company’s major customers are in the financial services, pharmaceutical and manufacturing/automotive industries and have come under considerable pressure as a result of the unprecedented economic conditions in the financial markets. Spending on IT consulting services is largely discretionary. While the Company has not lost any major clients, it has experienced a pushback of new assignments from existing clients and difficulty in replacing completed higher margin projects, both of which have impacted revenue growth through 2009 year to date. The Company continues to experience an increase in its lower margin staffing business, while consulting revenue, as a whole, has declined as a result of a decreased demand for higher margin project services.
For the twelve month period ended December 31, 2008 the Company reported an operating loss of approximately ($3.0) million and for the three and nine month periods ended September 30, 2009, the Company reported an operating loss of approximately ($536,000) and ($1.7) million, respectively. While the Company continues to focus on revenue growth and cost reductions, including but not limited to outsourcing and off-shoring solutions, in an attempt to improve its financial condition, there can be no assurance that the Company will be profitable in future periods.
For the nine months ended September 30, 2009, approximately 80% of the Company’s consulting services revenues were generated from the hourly billing of its consultants’ services to its clients under time and materials engagements, as compared to approximately 67% for the nine months ended September 30, 2008, with the remainder generated under fixed-price engagements. The increase in time and material engagements as a percentage of engagements is a result of the Company’s efforts to grow its lower margin staffing business in response to the decreased demand for higher margin project services. The Company has established standard-billing guidelines for consulting services based on the types of services offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a semi-monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.
The Company has also generated revenues by selling software licenses. In addition to initial software license fees, the Company also derives revenues from the annual renewal of software licenses. Because future obligations associated with such revenue are insignificant, revenues from the sale of software licenses are recognized upon delivery of the software to a customer. The Company views software sales as ancillary to its core consulting services business. Revenue generated from software sales will vary from period to period. For the nine month period ending September 30, 2009, revenue from the software service line accounted for approximately 14% of the Company’s total revenues.
The Company’s most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company’s operating performance is primarily based upon billing margins (billable hourly rate less the consultant’s hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). For the nine month period ended September 30, 2009, gross margin was 24.3% as compared to 20.8% for the nine month period ended September 30, 2008. Gross margin has increased primarily as a result of a decision by the Company to minimize the amount of non-billing time for project resources. Large portions of the Company’s engagements are on a time and materials basis. While most of the Company’s engagements allow for periodic price adjustments to address, among other things, increases in consultant costs, to date clients have been averse to accepting cost increases. In addition, an increasing number of the Company’s clients are outsourcing the management of their time and material engagements to external Vendor Management Organizations (“VMOs”) who are responsible for monitoring the costs of external service providers. The Company has been challenged with absorbing the costs associated with the VMOs.
Helios & Matheson actively manages its personnel utilization rates by monitoring project requirements and timetables. Helios & Matheson’s utilization rate for the nine month period ended September 30, 2009 was approximately 84% as compared to approximately 72% for the nine month period ended September 30, 2008. As time and material engagements or projects are completed, consultants either are re-deployed to new time and material engagements or projects at the current client site or to new time and material engagements or projects at another client site or are encouraged to participate in Helios & Matheson’s training programs in order to expand their technical skill sets. The Company carefully monitors consultants that are not utilized. While the Company has established guidelines for the amount of non-billing time that it allows before a consultant is terminated, actual terminations vary as circumstances warrant.

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
Stock Based Compensation
The Company uses the modified prospective application method as specified by the FASB whereby compensation cost is recognized over the remaining service period based on the grant-date fair value of those awards as calculated for pro forma disclosures as originally issued.

Results of Operations
The following table sets forth the percentage of revenues of certain items included in the Company’s Statements of Operations:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	75.7%	79.2%	77.7%	76.2%

Gross profit	24.3%	20.8%	22.3%	23.8%
Operating expenses	40.1%	32.4%	37.4%	29.9%

Loss from operations	(15.8)%	(11.6)%	(15.0)%	(6.1)%

Net loss	(15.9)%	(11.4)%	(15.2)%	(6.0)%

Comparison of The Three Months Ended September 30, 2009 to The Three Months Ended September 30, 2008
Revenues. Revenues for the three months ended September 30, 2009 were $3.6 million compared to $5.0 million for the three months ended September 30, 2008. The decrease is primarily attributable to a decline in consulting revenue due to difficulty in replacing completed projects and a pushback of new assignments from existing clients primarily as a result of the current economic condition in the financial markets and the economy more broadly. In addition, the Company has experienced a drop off in business from its higher margin project service line. As a result, the Company has placed greater emphasis on expanding its time and material engagements even though these engagements are generally lower margin assignments. For the three months ended September 30, 2009, approximately 88% of the Company’s consulting services revenues were generated from the hourly billing of its consultants’ services to its clients under time and materials engagements, as compared to approximately 72% for the three months ended September 30, 2008.
Gross Profit. The resulting gross profit for the three months ended September 30, 2009 was $795,000 compared to $1.2 million for the three months ended September 30, 2008. As a percentage of total revenues, gross margin for the three months ended September 30, 2009 was 22.3% compared to 23.8% for the three months ended September 30, 2008. Gross margin has declined primarily as a result of a decrease in higher margin project revenue, increases in costs associated with VMOs and price compression on staffing assignments.
Operating Expenses. Operating expenses are comprised of Selling, General and Administrative (“SG&A”) expenses, and depreciation and amortization. SG&A expenses for the three months ended September 30, 2009 were $1.3 million compared to the 2008 comparable period level of $1.5 million. The decrease in SG&A expenses is associated with various cost reduction initiatives including, but not limited to, a reduction in employee headcount and pay rates. Depreciation and amortization expenses decreased $19,000 from $46,000 for the three months ended September 30, 2008 to $27,000 for the three months ended September 30, 2009.
Taxes. Taxes for the three months ended September 30, 2009 were $6,000 compared to ($2,000) for the three months ended September 30, 2008. For the three months ended September 30, 2009, the Company recorded a tax provision of $5,000 for minimum state taxes and a provision to return adjustment of $1,000 from the filing of state and federal tax returns compared to a provision for minimum state taxes for the three months ended September 30, 2008 of $4,000 which was offset by a similar provision to return adjustment in the amount of ($6,000).
Net Loss. As a result of the above, the Company incurred a net loss of ($540,000) or ($0.23) per basic and diluted share for the three months ended September 30, 2009 compared to a net loss of ($301,000) or ($0.13) per basic and diluted share for the three months ended September 30, 2008.
Comparison of The Nine Months Ended September 30, 2009 to The Nine Months Ended September 30, 2008
Revenues. Revenues for the nine months ended September 30, 2009 were $10.9 million compared to $14.6 million for the nine months ended September 30, 2008. The decrease is primarily attributable to a decline in consulting revenue due to difficulty in replacing completed projects and a pushback of new assignments from existing clients primarily as a result of the unprecedented crisis in the financial markets and the economy more broadly. In addition, the Company has experienced a drop off in business from its higher margin project service line. As a result, the Company has placed greater emphasis on expanding its time and material engagements even though these engagements are generally lower margin assignments. For the nine months ended September 30, 2009, approximately 80% of the Company’s consulting services revenues were generated from the hourly billing of its consultants’ services to its clients under time and materials engagements, as compared to approximately 67% for the nine months ended September 30, 2008.

Gross Profit. The resulting gross profit for the nine months ended September 30, 2009 was $2.7 million compared to $3.0 million for the nine months ended September 30, 2008. As a percentage of total revenues, gross margin for the nine months ended September 30, 2009 was 24.3% compared to 20.8% for the nine months ended September 30, 2008. Gross margin has increased primarily as a result of a decision by the Company to minimize the amount of non-billing time for project resources.
Operating Expenses. Operating expenses are comprised of Selling, General and Administrative (“SG&A”) expenses, and depreciation and amortization. SG&A expenses for the nine months ended September 30, 2009 were $4.3 million compared to the 2008 comparable period level of $4.6 million. The decrease in SG&A expenses is associated with various cost reduction initiatives including, but not limited to, a reduction in employee headcount and pay rates. Depreciation and amortization expenses decreased $38,000 from $135,000 for the nine months ended September 30, 2008 to $97,000 for the nine months ended September 30, 2009.
Taxes. Taxes for the nine months ended September 30, 2009 were $17,000 compared to $7,000 for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, the Company recorded a tax provision of $14,000 for minimum state taxes which was increased by $3,000 related to provision to return adjustments from the filing of state and federal tax returns compared to a provision for minimum state taxes for the nine months ended September 30, 2008 of $14,000 which was offset by a similar provision to return adjustment in the amount of ($7,000).
Net Loss. As a result of the above, the Company incurred a net loss of ($1.7) million or ($0.73) per basic and diluted share for the nine months ended September 30, 2009 compared to a net loss of ($1.7) million or ($0.70) per basic and diluted share for the nine months ended September 30, 2008.
Liquidity and Capital Resources
The Company had an operating and net loss of ($1.7) million for the nine months ended September 30, 2009. During the nine months ended September 30, 2008, the Company had an operating and net loss of ($1.7) million. The Company believes that its business, operating results and financial condition have been harmed by the recent economic crisis. A significant portion of the Company’s major customers are in the financial services industry and have come under considerable pressure as a result of the unprecedented economic conditions in the financial markets. While the Company has not lost any major clients, it has experienced a pushback of assignments from existing clients. Spending on IT consulting services is largely discretionary, and the Company has experienced a pushback of new assignments from existing clients and difficulty in replacing completed projects, both of which have impacted revenue growth through the third quarter of 2009. While the Company continues to focus on revenue growth and cost reductions, including but not limited to outsourcing and off-shoring solutions, in an attempt to improve its financial condition, there can be no assurance that the Company will be profitable in future periods.
The Company’s cash balances were $313,000 at September 30, 2009 and $912,000 at December 31, 2008. Net cash used in operating activities for the nine months ended September 30, 2009 was $592,000 compared to net cash used in operating activities of $1.6 million for the nine months ended September 30, 2008. The decrease in net cash used is a result of the net losses to date associated with the decline in revenue offset primarily by the reduction in accounts receivable for the nine months ended September 30, 2009.
The Company’s accounts receivable, less allowance for doubtful accounts, at September 30, 2009 and at December 31, 2008 were $2.9 million and $3.9 million, respectively, representing 69 and 66 days of sales outstanding (“DSO”), respectively. The increase in DSO is attributed to a limited number of dated client disputes. The accounts receivable at September 30, 2009 and December 31, 2008 included $134,000 and $34,000 of unbilled revenue, respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.
For the nine month period ended September 30, 2009, cash provided by investing activities was approximately $3,000, comprised of $13,000 relating to the sale of a Company automobile offset by additions to property and equipment of ($10,000). For the nine month period ended September 30, 2008, cash used in investing activities was ($40,000), comprised solely of additions to property and equipment.

Net cash used in financing activities for the nine month period ended September 30, 2009 was $5,000 and related solely to the extension of the Company’s line of credit with Keltic Financial Partners, LP. There was no cash provided by or used in financing activities for the nine month period ended September 30, 2008.
The Company has entered into a Restated and Amended Loan and Security Agreement (“the Loan Agreement”) with Keltic Financial Partners, LP, (“Keltic”) which is effective as of June 27, 2007. The Loan Agreement, which was set to expire June 27, 2009, has been extended through December 31, 2009 under the same terms and conditions. Under the Loan Agreement, the Company has a line of credit up to $1.0 million based on the Company’s eligible accounts receivable balances at an interest rate that varies based on the extent of usage in any given calendar year from a minimum of prime to a maximum of prime plus 0.75% assuming no event of default under the Loan Agreement. Net availability at September 30, 2009 was approximately $1.0 million. The Loan Agreement has certain financial covenants that shall apply only if the Company has any outstanding obligations to Keltic including borrowing under the facility. The Company had no outstanding balance at September 30, 2009, or at December 31, 2008, under the Loan Agreement.
Beyond December 31, 2009, there is no guarantee that the Company will be able to renew or replace such financing upon expiration on commercially reasonable terms or at all.
As part of the Company’s Compliance Plan, Helios and Matheson Parent has provided the Company with a commitment to purchase from the Company between $750,000 and $1.3 million of the Company’s newly issued common stock no later than November 25, 2009. The financing is subject to the Company’s reincorporation in the State of Delaware which requires the approval of two-thirds of the Company’s outstanding shares.
In management’s opinion, cash flows from operations, borrowing capacity and the cash infusion resulting from the proposed equity financing with Helios & Matheson Parent combined with cash on hand will provide adequate flexibility for funding the Company’s working capital obligations for the next twelve months.
For the nine months ended September 30 2009, there were no shares of common stock issued pursuant to the exercise of options issued under the Company’s stock option plan.
Off Balance Sheet Arrangements
As of September 30, 2009, the Company does not have any “Off Balance Sheet Arrangements”.
Contractual Obligations and Commitments
The Company has the following commitments as of September 30, 2009: long term obligations of certain employment contracts and operating lease obligations. The Company has three operating leases for its corporate headquarters located in New York and its branch offices in New Jersey and Massachusetts. The Company’s commitments at September 30, 2009 are reflected and further detailed in the Contractual Obligation table located in Part I, Item 1, Note 8 of this Form 10-Q.
Inflation
The Company has not suffered material adverse affects from inflation in the past. However, a substantial increase in the inflation rate in the future may adversely affect customers’ purchasing decisions, may increase the costs of borrowing or may have an adverse impact on the Company’s margins and overall cost structure.

Recent Accounting Pronouncements
Subsequent Events
In May 2009, the FASB issued a new standard pertaining to subsequent events. This standard defines the period after the balance sheet date as the period during which a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which a company shall recognize such events or transactions. This standard also requires companies to disclose the date through which subsequent events have been evaluated for recognition and disclosure in the financial statements. The Company has reflected the recognition and disclosure requirements of this standard in this Form 10-Q. The Company has performed an evaluation of subsequent events through November 11, 2009 based upon reviews of the Company’s financial transactions through that date and inquiries conducted by the Company’s Interim Chief Executive Officer of senior management and the Board of Directors.
FASB Accounting Standards Codification
Effective for financial statements issued for interim and annual periods ending after September 15, 2009, the FASB issued a new standard known as The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which became the source of authoritative United States generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretative releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. As a result of this new standard, the FASB will not issue new standards in the form of Statements but instead will issue Accounting Standards Updates. This new standard also modified the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. The Company has adopted the disclosure and hierarchy requirements of this standard for the quarter ended September 30, 2009.
Communications From NASDAQ
On August 12, 2009, the Company received a letter from NASDAQ regarding its non-compliance with The NASDAQ Capital Market’sCM Listing Rule 5550(b)(1) in that the Company’s shareholders’ equity of $2,475,060 as of June 30, 2009 fell short of the minimum required shareholders’ equity of $2,500,000. On September 17, 2009, the Company submitted a plan (the “Compliance Plan”) to NASDAQ to regain compliance with Rule 5550(b)(1). NASDAQ accepted and approved the Compliance Plan and granted the Company an extension through November 25, 2009 to regain compliance with Listing Rule 5550(b)(1). The primary objective of the Compliance Plan is for the Company to complete an equity financing with Helios and Matheson Parent whereby Helios & Matheson Parent will purchase from the Company between $750,000 and $1.3 million of the Company’s newly issued common stock prior to November 25, 2009. In order to achieve this objective, it will be necessary for the Company to reincorporate in the State of Delaware. A special meeting of shareholders will be held on November 18, 2009 for the purpose of voting on the proposal to reincorporate the Company in the State of Delaware. The affirmative vote of two-thirds of the Company’s outstanding shares is required for approval of the measure.
On September 15, 2009, the Company received two additional letters from NASDAQ regarding its non-compliance with the continued listing standards, namely, that for 30 consecutive business days, the closing bid price of the Company’s common stock remained below the $1.00 minimum bid price requirement as set forth in NASDAQ Listing Rule 5550(a)(2) and that for 30 consecutive trading days the Company’s common stock had not maintained a minimum market value of publicly held shares of $1,000,000 as required by NASDAQ Listing Rule 5550(a)(5). The Company has 180 calendar days from September 15, 2009 to regain compliance with the $1.00 minimum bid price requirement and 90 calendar days from September 15, 2009 to regain compliance with the $1,000,000 minimum market value of publicly held shares requirement. The Company is evaluating various courses of action available to regain compliance within the timeframes allowed.
If the Company is unable to regain compliance with all of the NASDAQ listing requirements, within the applicable grace periods, the Company’s common stock will be subject to delisting from the NASDAQ Capital MarketCM.
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
Changes in internal control. There were no significant changes in the Company’s internal control over financial reporting in connection with the evaluation that occurred during its third fiscal quarter of 2009 that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.

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
Going Concern and Capital Requirements
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2009, the Company had approximately $313,000 of cash and cash equivalents on hand as compared to $1.4 million at September 30, 2008. The Company has a line of credit up to $1.0 million with Keltic Financial Partners, LP (“Keltic”) based on the Company’s eligible accounts receivable balances which is subject to certain financial covenants that shall apply only if the Company has any outstanding obligations to Keltic including borrowing under the facility. The Keltic line of credit, which was set to expire on June 27, 2009, has been extended through December 31, 2009 under the same terms and conditions. For the twelve month period ended December 31, 2008 the Company reported an operating loss of ($3.0) million, which included a goodwill impairment (non-cash) charge of $1.1 million. For the nine month period ended September 30, 2009, the Company reported an operating loss of ($1.7) million. Additionally, the Company had an accumulated deficit of ($32.9) million at September 30, 2009. Beyond December 31, 2009, there is no guarantee that the Company will be able to renew or replace its current financing upon expiration on commercially reasonable terms or at all. Based upon the Company’s reduced liquidity, net losses and accumulated deficit, the ability of the Company to continue as a going concern is dependent on the Company achieving profitable operations and or obtaining additional sources of financing.
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
NASDAQ Listing
The NASDAQ Capital Market’sCM continued listing requirements, as applicable to the Company, include requirements that a company maintain a minimum shareholders’ equity of $2,500,000; a minimum bid price of $1 and that the market value of its publicly held shares (the market value of its shares not held by officers, directors or beneficial owners of more than 10% of the Company’s total shares outstanding) be at least $1,000,000. As of September 30, 2009, the Company’s shareholders’ equity was $1,940,630. At the close of business on November 11, 2009, the bid price for a share of the Company’s stock was $1.50, and the Company believes the value of its publicly held shares was approximately $1,728,242 based upon the public filings of our officers, directors and beneficial owners.
On August 12, 2009, the Company received a letter from NASDAQ regarding its failure to comply with NASDAQ Listing Rule 5550(b)(1) in that the Company’s shareholders’ equity of $2,475,060 as of June 30, 2009 fell short of the minimum required shareholders’ equity of $2,500,000. NASDAQ granted the Company until November 25, 2009 to regain compliance with this listing requirement. The Company’s Compliance Plan, which has been submitted to and approved by NASDAQ, is to complete an equity financing with Helios & Matheson Parent prior to November 25, 2009. The proposed equity financing requires the reincorporation of the Company into the State of Delaware. A special meeting of shareholders for such purpose is currently scheduled for November 18, 2009. The action requires the affirmative vote of two-thirds of the Company’s outstanding shares. There is no guarantee that the vote will be approved or that the proposed equity financing will, in any event, be consummated.

On September 15, 2009, the Company received two additional letters from NASDAQ regarding its non-compliance with the continued listing standards, namely, that for 30 consecutive business days, the closing bid price of the Company’s common stock remained below the $1.00 minimum bid price requirement as set forth in NASDAQ Listing Rule 5550(a)(2) and that for 30 consecutive trading days the Company’s common stock had not maintained a minimum market value of publicly held shares of $1,000,000 as required by NASDAQ Listing Rule 5550(a)(5). The Company has 180 calendar days from September 15, 2009 to regain compliance with the $1.00 minimum bid price requirement and 90 calendar days from September 15, 2009 to regain compliance with the $1,000,000 minimum market value of publicly held shares requirement. The Company is evaluating various courses of action available to regain compliance within the timeframes allowed.
There is no guarantee that the Company can bring its market capitalization, shareholders’ equity and stock price within the required compliance levels within NASDAQ’s specified timeframes. If the Company is not able to come into compliance with NASDAQ’s continued listing standards, its common stock will be subject to delisting from the NASDAQ Capital MarketCM. If the Company’s common stock is delisted from The NASDAQ Capital Market, the market liquidity of the Company’s common stock will likely be significantly limited, which would reduce stockholders’ ability to sell the Company’s common stock. Additionally any such delisting could harm the Company’s ability to raise capital through alternative financing sources on acceptable terms, if at all, and may result in the loss of confidence in the Company’s financial stability by suppliers, customers and employees. In addition, a delisting would likely increase the price volatility of the Company’s shares of common stock and have a material adverse impact on the price of the Company’s shares of common stock.
If the Company’s common stock were to be delisted from trading on the NASDAQ Capital MarketCM and the trading price of its common stock was below $5.00 per share on the date that its common stock was delisted, trading in the Company’s common stock would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934. These rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a “penny stock” and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally institutions. These additional requirements may discourage broker-dealers from effecting transactions in securities that are classified as penny stocks, which could also severely limit the market price and liquidity of the Company’s common stock and the ability of purchasers to sell the Company’s common stock in the secondary market. A penny stock is defined generally as any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions.
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

3.3	Second Amended and Restated By-Laws of the Registrant, dated June 20, 2007, incorporated by reference to Exhibit 3.3 on Form 8-K, as previously filed with the SEC on June 22, 2007.

10.1	Equity commitment letter from Helios & Matheson Information Technology, Ltd. dated September 1, 2009

10.2	Amended and restated equity commitment letter from Helios & Matheson Information Technology, Ltd. dated September 17, 2009

31.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Interim Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIOS & MATHESON NORTH AMERICA INC.

Date: November 12, 2009	By:	/s/ Salvatore M. Quadrino
Salvatore M. Quadrino
Interim Chief Executive Officer and Chief Financial Officer