Form 10-K
period 2009-12-31
Helios & Matheson North America Inc.
filed 2010-03-31
CIK 1040792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One):

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number: 0-22945
HELIOS & MATHESON NORTH AMERICA INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware State or other jurisdiction of incorporation or organization	13-3169913 (I.R.S. Employer Identification No.)

200 Park Avenue South New York, New York 10003 (Address of Principal Executive Offices)	(212) 979-8228 (Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class Common Stock, par value $.01 per share	Name of Exchange on which Registered NASDAQ Capital Market CM
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $492,137 based on the average of the bid and asked prices of the registrant’s common stock on the NASDAQ Capital Market CM on the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 26, 2010, there were 3,086,362 shares of the registrant’s common stock, $.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders, which will be filed on or before April 30, 2010, are incorporated by reference into Part III of this Report. See Item 15 for a list of other exhibits incorporated by reference into this Report.

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
ITEM 1. BUSINESS
General
Helios & Matheson North America Inc. (“Helios & Matheson” or the “Company”) was incorporated in the state of New York in February of 1983 and became a public company in August of 1997. In October of 2009, Helios & Matheson changed its state of incorporation from New York to Delaware. The Company is headquartered in New York, New York and has offices in Clark, New Jersey, Chelmsford, Massachusetts and Bangalore, India. The Company provides a wide range of high quality, information technology (“IT”) consulting solutions and custom application development to Fortune 1000 companies and other large organizations. The Company supports all major computer technology platforms and supports client IT projects by using a broad range of third-party software applications. The Company’s shares are listed on The NASDAQ Capital MarketCM (“NASDAQ”) under the symbol “HMNA”.
Helios and Matheson Information Technology Ltd. (“Helios and Matheson Parent”), an IT services organization with corporate headquarters in Chennai, India, owns approximately 69% of the Company’s outstanding common stock.
Controlled Company
The Board of Directors has determined that Helios & Matheson is a “Controlled Company” for purposes of NASDAQ listing requirements. A “Controlled Company” is a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company. Certain NASDAQ requirements do not apply to a “Controlled Company”, including requirements that: (i) a majority of its Board of Directors must be comprised of “independent” directors as defined in NASDAQ’s rules; and (ii) the compensation of officers and the nomination of directors be determined in accordance with specific rules, generally requiring determinations by committees comprised solely of independent directors or in meetings at which only the independent directors are present. The Board of Directors has determined that Helios & Matheson is a “Controlled Company” based on the fact that Helios and Matheson Information Technology, Ltd. holds more than 50% of the voting power of the Company.
Industry Background
Rapid technological advances, and the wide acceptance and use of the Internet as a driving force in commerce, accelerated the growth of the IT industry. These advances, including more powerful and less expensive computer technology, fueled the transition from predominantly centralized mainframe computer systems to open and distributed computing environments and the advent of capabilities such as relational databases, imaging, software development productivity tools, and web-enabled software. These advances expand the benefits that users can derive from computer-based information systems and improve the price-to-performance ratios of such systems. As a result, an increasing number of companies are employing IT in new ways, often to gain competitive advantages in the marketplace, and IT services have become an essential component of many company’s long-term growth strategies. The same advances that have enhanced the benefits of computer systems rendered the development and implementation of such systems increasingly complex, popularizing the outsourcing of IT development and services to third party IT service providers like the Company. Many companies outsource such work because outsourcing enables companies to realize cost efficiencies. Accordingly, organizations turn to external IT services organizations such as Helios & Matheson to develop, support and enhance their internal IT systems.
Strategy
Helios & Matheson endeavors to provide peerless, technology enabled, consulting solutions to its client base through an integrated suite of high-quality, value-based offerings, customer alignment and outstanding service delivery in the areas of Application Value Management, Application Development, Integration, Independent Validation, Information Management and Strategic Sourcing. The Company believes that a philosophy of intense focus on client satisfaction, business aware solutions and guaranteed delivery provides tangible business value to its client base across the financial services, pharmaceutical and manufacturing/automotive verticals.

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
Expand Client Base. The Company is aiming to develop additional client relationships, especially with clients in the financial services sector. The Company endeavors to broaden the geography of its client base by offering services to many of its existing clients in their offices outside the tri-state region and using such contacts as a gateway into new geographic markets.
Offshore Expansion. The Company is dedicated to providing cost efficient competitive services to its clients through its Flexible Delivery Model which allows for dynamically configurable Onsite, Onshore or Offshore service delivery based on the needs of the clients. This capability is made possible either through Helios and Matheson Global Services Private Limited (“HMGS”), the Company’s subsidiary operating in Bangalore, India or Helios and Matheson Parent.
Operational Efficiency. The Company has restructured its operations, migrated to a flexible workforce and has optimized the cost and effectiveness of its operations by transitioning certain non-customer facing operations offshore, minimizing the cost of non-revenue generating operations.
Helios & Matheson Operations
Service Lines. Helios & Matheson provides a wide range of high quality consulting solutions, through an integrated suite of market driven Service Lines in the areas of Application Value Management, Application Development and Integration, Independent Validation, Information Management and Strategic Sourcing for Fortune 1000 companies and other large organizations. These services account for approximately 88% of the Company’s revenues. The Company’s solutions are based on an understanding of each client’s enterprise model. The Company’s accumulated knowledge may be applied to new projects such as planning, designing and implementing enterprise-wide information systems, database management services, performance optimization, migrations and conversions, strategic sourcing, outsourcing and systems integration.
Software. Helios & Matheson markets and distributes a number of software products developed by independent software developers. The Company believes its relationships with approximately 55 software clients throughout the country provide opportunities for the delivery of additional Company consulting and training services. The software products offered by Helios & Matheson are developed in the United States, England and Finland and marketed primarily through trade shows, direct mail, telemarketing, client presentations and referrals. The Company hopes to use software sales as a means of introducing itself to potential clients. During 2009, revenue from the software service line was 12% of the Company’s total revenues.
On March 15, 2010, the Company received notice from Cogito, Ltd. (“Cogito”), a software company whose products the Company markets, of Cogito’s intent to terminate its agreement with the Company effective thirty days from date of notice. Software revenue for 2009 was approximately $1.8 million. If the Cogito Agreement is terminated, the Company expects that future software product revenues, which the Company views as supplemental to its core consulting business, will be significantly reduced in the short term. However, the Company hopes to grow revenue from new software partners with whom it has recently entered into business relationships.

Clients
The Company’s clients consist primarily of Fortune 1000 companies and other large organizations. The Company’s clients operate in a diverse range of industries with a concentration in the financial services, pharmaceutical and manufacturing/automotive industries. Eight of the Company’s top ten clients measured by revenue for the year ended December 31, 2009 have been clients for over five years. For the twelve months ended December 31, 2009, the Company’s two largest customers were BMW and Merrill Lynch (recently acquired by Bank of America), representing approximately 23% and 10% of total revenues respectively. Besides these customers, no other customer represented greater than 10% of the Company’s revenues. During 2010, the Company expects that a significant portion of its revenues will continue to come from these clients.
The Company is aiming to develop additional client relationships, especially with clients in the financial services sector. The Company endeavors to broaden the geography of its client base by offering services to many of its existing clients in their offices outside the tri-state region and using such contacts as a gateway into new geographic markets.
Approximately, 97%, 97% and 98% of all of the Company’s revenues were derived from sources within the United States for the years ended December 31, 2009, 2008 and 2007, respectively.
Sales and Marketing
The Company’s marketing strategy is to develop long-term mutually beneficial relationships with existing and new clients that will lead to the Company becoming a preferred provider of IT services. The Company seeks to employ a “cross selling” approach where appropriate to expand the number of services utilized by a single client. Other sales and marketing methods include client referrals, networking, attendance at conferences and the use of the Company’s web site at http://www.hmna.com, which is not incorporated by reference in this report. At December 31, 2009, the Company employed 11 sales and marketing personnel.
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
Human Resources
At December 31, 2009, the Company had 76 personnel, of whom 47 were consultants, 2 were recruiting personnel, 11 were sales and marketing personnel, 2 were technical and customer service personnel and 14 were executive, financial and administrative personnel. None of the Company’s employees are represented by a labor union, and the Company has never incurred a work stoppage. In addition to the Company’s 76 personnel, the Company was utilizing the services of 47 independent contractors at December 31, 2009. These independent contractors act as consultants and they are not employees of the Company. While there can be no assurance that the services of a sufficient number of consultants and independent contractors will continue to be available to the Company on terms acceptable to the Company or with the qualifications necessary for the Company to efficiently operate and grow its business, so far, the Company has not experienced difficulty in sourcing required talent.
Long-Lived Assets
Substantially all of the Company’s long-lived assets were located in the United States for the years ended December 31, 2009, 2008 and 2007, respectively.

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
Effective as of January 30, 2007, the Company changed its name from The A Consulting Team, Inc. to Helios & Matheson North America Inc. The name change reflects the Company’s desire to develop long term, mutually beneficial opportunities both in the United States and globally through its association with Helios and Matheson Parent, an information technology services organization with corporate headquarters in Chennai, India and the owner of approximately 69% of the Company’s outstanding common stock. Helios and Matheson Parent has granted the Company a non-exclusive right to use the name “Helios & Matheson” and related trademarks, service names and service marks. Helios and Matheson Parent has the right to terminate the Company’s right to use such name and related trademarks and service marks upon each of the following events: (i) the Company duly and properly effectuates a change of the Company’s corporate name which change is not consented to or approved by Helios and Matheson Parent; (ii) the Company consummates a business combination or merger, pursuant to which the Company is not the surviving corporation, or the Company consummates a sale of all or substantially all of its assets without the consent or approval of Helios and Matheson Parent and (iii) the Company files, or becomes a debtor subject to, a bankruptcy proceeding which proceeding or filing was not commenced by Helios and Matheson Parent or consented to by Helios and Matheson Parent. The Company could be materially adversely affected if Helios and Matheson Parent terminated the Company’s rights to use such name and the related trademarks and service marks as the Company would be forced to change its name, commence marketing under a new name and would not be able to enjoy the benefits of the Company’s marketing efforts under the name Helios & Matheson. Additionally, the Company is reliant upon Helios and Matheson Parent to protect Helios & Matheson’s trademarks, trade names, service marks and service names.
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
ITEM 1A. RISK FACTORS
Factors that Could Affect Operating Results
Statements included in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the SEC. Such forward-looking statements involve risk and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements may include, without limitation, statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to various risks and factors, including those identified below, those identified elsewhere in this report or those identified from time to time in the Company’s filings with the SEC. Among the important factors on which such statements are based are assumptions concerning the uncertain state of the U.S. economy, including its impact on the Company’s customers, the anticipated growth of the information technology industry and the continued needs of current and prospective customers for the Company’s services.

Operating Losses
The Company has incurred operating losses in 2009, 2008 and 2007. In the year ended December 31, 2009, the Company had an operating loss of ($2,059,000). In the year ended December 31, 2008, the Company had an operating loss of ($2,953,000), which included a goodwill impairment (non-cash) charge of $1,141,000. In the year ended December 31, 2007, the Company had an operating loss of ($1,142,000). There is no guarantee that the Company can achieve or sustain profitability on a quarterly or annual basis in the future. The Company’s recent operating results and financial condition could impact the Company’s ability to attract new clients and obtain significant project revenue. If revenues do not increase, or if operating expenses exceed expectations or cannot be adjusted accordingly, the Company will continue to experience operating losses and net losses and the Company’s results of operations and financial condition (including, potentially, its ability to continue as a going concern) will be materially and adversely affected.
Going Concern and Capital Requirements
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2009, the Company had $1,354,989 of cash and cash equivalents on hand, which included a $1.0 million cash infusion resulting from a securities purchase agreement between the Company and Helios and Matheson Parent, as compared to $912,272 of cash and cash equivalents at December 31, 2008. The Company has a line of credit up to $1.0 million with Keltic Financial Partners, LP II (“Keltic”) based on the Company’s eligible accounts receivable balances which is subject to certain financial covenants that shall apply only if the Company has any outstanding obligations to Keltic including borrowing under the facility. The combination of an outstanding balance at the end of any fiscal quarter and earnings before taxes, depreciation and amortization of less than $25,000 for that quarter will cause a default under the Loan Agreement and may require the Company to obtain a waiver from Keltic or limit the Company’s access to the line of credit. The Keltic line of credit, which was set to expire on December 31, 2009, has been extended through December 31, 2010 with no material changes in terms and conditions. For the year ended December 31, 2009, the Company reported a net loss of ($2,076,000). For the year ended December 31, 2008 the Company reported a net loss of ($2,924,000), which included a goodwill impairment (non-cash) charge of $1,141,000. For the year ended December 31, 2007, the Company reported a net loss of ($838,000). Beyond December 31, 2010, there is no guarantee that the Company will be able to renew or replace its current financing upon expiration on commercially reasonable terms or at all. Based upon the Company’s reduced liquidity and net losses, the ability of the Company to continue as a going concern is dependent on the Company achieving profitable operations and or obtaining additional sources of financing within the current fiscal year.
The Company may require additional financing in the future to continue to implement its product and services development, marketing and other corporate programs. If the Company is able to obtain additional debt financing, the terms of such financing could contain restrictive covenants that might negatively affect its shares of common stock, such as limitations on payments of dividends, and could reduce earnings due to interest expenses. Any further issuance of equity securities could have a dilutive effect on the holders of the Company’s shares of common stock. The Company’s business, operating results and financial condition (including, potentially, its ability to continue as a going concern) may be materially harmed if the Company cannot obtain additional financing.
Uncertain Economic Environment
Spending on IT consulting services is largely discretionary and will decline during economic downturns or periods of economic uncertainty when the Company’s clients are operating under reduced budgets, including during the current period. A significant portion of the Company’s revenues is derived from sales to customers in the financial services, pharmaceutical and manufacturing/automotive industries. Many of the Company’s major customers in the financial services industry came under significant financial pressure as a result of the recent economic crisis. If the period of economic uncertainty continues or if the economic environment worsens it could further erode the Company’s ability to sell future projects.

Dependence on Limited Number of Clients
The Company derives a significant portion of its revenues from a relatively limited number of clients primarily located in the New York/New Jersey metropolitan area of the United States. The recent economic crisis particularly affected this region and ongoing economic uncertainty could continue to have an adverse effect on the financial condition of the Company’s clients located there, which in turn could adversely impact the Company’s ability to collect its accounts receivable as well as its business and future growth. For the year ended December 31, 2009, the Company had two customers which accounted for approximately 23% and 10% of revenues, respectively, and during 2010, the Company expects that a significant portion of its revenues will continue to come from these clients. For the year ended December 31, 2008, the Company had two customers which accounted for approximately 18% and 12% of revenues, respectively. For the year ended December 31, 2007, the Company had three customers which accounted for approximately 23%, 18% and 11% of revenues, respectively. Besides these customers, no other customer represented greater than 10% of the Company’s revenues. In any given year, the Company’s ten most significant customers may vary based upon specific projects for those clients during that year. There can be no assurance that the Company’s significant clients will continue to engage it for additional projects or do so at the same revenue levels. Clients engage the Company on an assignment-by-assignment basis, and a client can generally terminate an assignment at any time without penalties. The loss of any significant customer could have a material adverse effect on the Company’s business, results of operations and financial condition. A failure of the Company to develop relationships with new customers could have a material adverse effect on the Company’s business, results of operations and financial condition.
Volatility of Stock Price
The Company’s common stock is extremely illiquid, thinly traded and may be subject to wide fluctuations in price in response to variations in quarterly results of operations and other factors, including financings, technological innovations and general economic or market conditions. In addition, stock markets have experienced extreme price and volume trading volatility in the recent past. This volatility had a substantial effect on the market price of many technology companies that has often been unrelated to the operating performance of those companies. This volatility may adversely affect the market price of the Company’s common stock. Additionally, the Company’s stock is infrequently traded on the NASDAQ Capital MarketCM where it is listed, which further increases the stock’s volatility, and there can be no assurance that a trading market for the common stock will be sustained.
NASDAQ Listing
The NASDAQ Capital Market’s continued listing requirements include requirements that a company maintain a minimum shareholder’s equity of $2,500,000, a minimum bid price of $1 and that the market value of its publicly held shares (the market value of its shares not held by officers, directors or beneficial owners of more than 10% of the company’s total shares outstanding) be at least $1,000,000.
On August 12, 2009, the Company received a letter from NASDAQ stating that, based on the Company’s reported shareholders’ equity of $2,475,060 as of June 30, 2009, the Company no longer complied with NASDAQ Listing Rule 5550(b)(1) which requires a minimum shareholders’ equity of $2,500,000 and that it did not meet the alternatives of market value of listed securities or net income from continuing operations. NASDAQ granted the Company until November 25, 2009 to regain compliance with this listing requirement. The Company’s Compliance Plan, which was submitted to and approved by NASDAQ, included an equity financing transaction with Helios and Matheson Parent which was completed on November 20, 2009. As a result of the equity financing transaction, the Company regained compliance with NASDAQ’s minimum required shareholder’s equity requirement.
On September 15, 2009, the Company received two additional letters from NASDAQ, one stating that based on the closing bid price of the Company’s listed securities for the preceding 30 consecutive business days, a deficiency existed with regard to NASDAQ Listing Rule 5550(a)(2), which requires a minimum bid price of $1.00 per share, and the other stating that for the preceding 30 consecutive trading days the Company’s common stock had not maintained a minimum market value of publicly held shares of $1,000,000 as required by NASDAQ Listing Rule 5550(a)(5). The Company had 180 calendar days from September 15, 2009 to regain compliance with the $1.00 minimum bid price requirement and 90 calendar days from September 15, 2009 to regain compliance with the $1,000,000 minimum market value of publicly held shares requirement.
On November 16, 2009, the Company received a letter from NASDAQ stating that since the time NASDAQ contacted the Company on September 15, 2009, the Company regained compliance with both the $1.00 minimum bid price requirement and the minimum market value of publicly held shares requirement of $1,000,000.
On February 1, 2010, the Company received a letter from NASDAQ stating that, based on the closing bid price of the Company’s listed securities for the preceding 30 consecutive business days, a deficiency exists with regard to NASDAQ Listing Rule 5550(a)(2), which requires a minimum bid price of $1.00 per share. The Company has a grace period of 180 calendar days in which to regain compliance. In order to regain compliance with this requirement, the bid price of the Company’s common stock must close at $1.00 per share or more for a minimum of ten consecutive business days. Alternatively, the Company may be eligible for an additional 180-day grace period if it meets the initial listing standards, with the exception of bid price, for The NASDAQ Capital Market.

On March 9, 2010, the Company received an additional letter from NASDAQ stating that for the preceding 30 consecutive trading days the Company’s common stock had not maintained a minimum market value of publicly held shares of $1,000,000 as required by NASDAQ Listing Rule 5550(a)(5). The Company has a grace period of 180 calendar days in which to regain compliance. In order to regain compliance with this requirement, the Company’s market value of publicly held shares must close at $1,000,000 or more for a minimum of ten consecutive business days.
On March 23, 2010, the Company received a letter from NASDAQ stating that since the time NASDAQ contacted the Company on March 9, 2010, the Company regained compliance with both the $1.00 minimum bid price requirement and the minimum market value of publicly held shares requirement of $1,000,000.
At the close of business on March 26, 2010, the bid price for a share of the Company’s stock was $1.47, and the Company believes the value of its publicly held shares was approximately $1,386,936 based upon the public filings of our officers, directors and beneficial owners. As of December 31, 2009, the Company’s shareholder’s equity was $2,609,499.
If the Company’s common stock is delisted from The NASDAQ Capital Market, the market liquidity of the Company’s common stock will likely be significantly limited, which would reduce stockholders’ ability to sell the Company’ common stock. Additionally any such delisting could harm the Company’s ability to raise capital through alternative financing sources on acceptable terms, if at all, and may result in the loss of confidence in the Company’s financial stability by suppliers, customers and employees. In addition, a delisting would likely increase the price volatility of the Company’s shares of common stock and have a material adverse impact on the price of the Company’s shares of common stock.
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
Billing Margins
The Company’s ability to maintain billing margins is uncertain. The Company derives revenues primarily from the hourly billing of consultants’ services and, to a lesser extent, from fixed-price projects. Its most significant cost is project personnel cost, which consists of consultant salaries and benefits as well as costs of subcontractors. Thus, the Company’s financial performance is primarily based upon billing margin (billable hourly rate less the consultant’s hourly cost) and personnel utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). There can be no assurance that the Company’s cost containment and workforce rationalization efforts will provide positive results in the future. Additionally, during the past three years, the Company’s clients have been adverse to increases in any costs of the Company’s services and have employed Vendor Management Organizations as a means of monitoring and controlling these costs which have negatively impacted, and could continue to negatively impact, the Company’s margins.

Fluctuations in Quarterly Operating Results
The Company’s quarterly results of operations are variable. Variations in revenues and results of operations occur from time to time as a result of a number of factors including the size and significance of client engagements, consultant hiring and utilization rates, the timing of corporate expenditures and the number of business days in a quarter. Initiation or completion of client engagements can cause significant variations in results of operations from quarter to quarter. In addition, the Company’s engagements generally are terminable by the client at any time without penalties. Although the number of consultants can be adjusted to correspond to the number of active engagements, the Company must maintain a sufficient number of senior consultants to oversee existing client engagements and to assist its sales force in securing new client assignments. An unexpected reduction in the number of assignments could result in excess capacity of consultants and increased selling, general and administrative expenses as a percentage of revenues. The Company has also experienced, and may in the future experience, significant fluctuations in the quarterly results of its software sales as a result of the variable size and timing of individual license transactions, competitive conditions in the industry, changes in customer budgets, and the timing of the introduction of new products or product enhancements. In the event that the Company’s results of operations for any period are below the expectation of investors, the market price of the Company’s shares of common stock could be adversely affected.
On March 15, 2010, the Company received notice from Cogito, a software company whose products the Company markets, of Cogito’s intent to terminate its agreement with the Company effective thirty days from date of notice. Software revenue for 2009 was approximately $1.8 million. If the Cogito Agreement is terminated, the Company expects that future software product revenues, which the Company views as supplemental to its core consulting business, will be significantly reduced in the short term. However, the Company hopes to grow revenue from new software partners with whom it has recently entered into business relationships.
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
Rapid Industry Change
The Company’s business is subject to rapid technological change and is dependent on new solutions. The Company’s success will depend in part on its ability to develop information technology solutions to meet client expectations, and offer services and solutions that keep pace with continuing changes in information technology, evolving industry standards and changing client preferences. The Company cannot assure investors that it will be successful in adequately addressing information technology developments on a timely basis or that, if addressed, the Company will be successful in the marketplace. The Company also cannot assure investors that products or technologies developed by others will not render its services uncompetitive or obsolete. The Company’s failure to address these developments could have a material adverse effect on its business, results of operations and financial condition.
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
Effective as of January 30, 2007, the Company changed its name from The A Consulting Team, Inc. to Helios & Matheson North America Inc. The name change reflects the Company’s desire to develop long term, mutually beneficial opportunities both in the United States and globally through its association with Helios and Matheson Parent, an information technology services organization with corporate headquarters in Chennai, India and the owner of approximately 69% of the Company’s outstanding common stock. Helios and Matheson Parent has granted the Company a non-exclusive right to use the name “Helios & Matheson” and related trademarks, service names and service marks. Helios and Matheson Parent has the right to terminate the Company’s right to use such name and related trademarks and service marks upon each of the following events: (i) the Company duly and properly effectuates a change of the Company’s corporate name which change is not consented to or approved by Helios and Matheson Parent; (ii) the Company consummates a business combination or merger, pursuant to which the Company is not the surviving corporation, or the Company consummates a sale of all or substantially all of its assets without the consent or approval of Helios and Matheson Parent and (iii) the Company files, or becomes a debtor subject to, a bankruptcy proceeding which proceeding or filing was not commenced by Helios and Matheson Parent or consented to by Helios and Matheson Parent. The Company could be materially adversely affected if Helios and Matheson Parent terminated the Company’s rights to use such name and the related trademarks and service marks as the Company would be forced to change its name, commence marketing under a new name and would not be able to enjoy the benefits of the Company’s marketing efforts under the name “Helios & Matheson”. Additionally, the Company is reliant upon Helios and Matheson Parent to protect the Helios & Matheson’s trademarks, trade names, service marks and service names.

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
NASDAQ Controlled Company
Helios and Matheson Parent holds approximately 69% of the voting power of the Company, and the Board of Directors has determined that the Company is a “controlled company” for the purposes of NASDAQ listing requirements. Therefore, the Company is not subject to NASDAQ listing requirements that, among other things, would otherwise require that the Board of Directors have a majority of independent directors and that the compensation of officers and the nomination of directors be determined in accordance with specific rules, generally requiring determinations by committees comprised solely of independent directors or in meetings at which only the independent directors are present. Accordingly, the stockholders of the Company will not have the same protection afforded to stockholders of companies that are subject to all of the NASDAQ governance requirements.
ITEM 1B. UNRESOLVED STAFF COMMENTS
There are no unresolved staff comments.
ITEM 2. PROPERTIES
The Company’s executive office is located at 200 Park Avenue South, New York, New York 10003. The Company’s executive office is approximately 6,000 square feet and is located in a leased facility with a term expiring on July 31, 2012. The Company also leases approximately 7,000 square feet in a facility in Clark, New Jersey and approximately 1,400 square feet in a facility in Chelmsford, Massachusetts. The lease on the New Jersey facility expires on August 31, 2010 and the lease on the Massachusetts facility expired January 31, 2010. In addition, the Company has offices in Bangalore, India and pays a facilities fee that is based on the utilization. The Company is currently using such facilities under a Statement of Work which expires July 31, 2010.
The Company is unlikely to renew its lease for the New Jersey facility and it is currently using the Massachusetts facility on a month-to-month basis.
ITEM 3. LEGAL PROCEEDINGS
The Company is not involved in any material legal proceedings.
ITEM 4. RESERVED
EXECUTIVE OFFICER OF THE REGISTRANT
The following section sets forth information as to each executive officer of Helios & Matheson, including his age, present principal occupation, other business experience during the last five years, directorships in other publicly-held companies, and period of service with the Company.

Salvatore M. Quadrino, 63, has been the Chief Financial Officer of the Company since May 1, 2006 and Secretary from April 26, 2006. In addition, on May 9, 2008, the Company offered and Mr. Quadrino accepted the position of interim Chief Executive Officer of the Company, to serve in this dual capacity. From January 2004 through May 1, 2006, Mr. Quadrino served as an independent consultant providing Finance and Accounting solutions to clients as either interim chief financial officer or project manager. From 2002 to 2004, Mr. Quadrino served as Chief Financial Officer for Con Edison Communications, Inc. From 2000 to 2001 Mr. Quadrino served as the Chief Financial Officer for Submit Order Inc. Prior to 2000, Mr. Quadrino served as Chief Financial Officer for Medical Logistics Inc., COVISTA Communications Inc. and Erols Internet, Inc. From 1990 to 1996, Mr. Quadrino was employed by Suburban Propane Partners LP, initially as Chief Financial Officer, then as President and Chief Executive Officer. In the role of President and Chief Executive Officer, Mr. Quadrino led Suburban Propane in its successful initial public offering and listing on the New York Stock Exchange. Mr. Quadrino is a Certified Public Accountant.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
The Company’s common stock is currently listed on The NASDAQ Capital MarketCM under the symbol “HMNA.” The Company completed an initial public offering of its common stock on August 8, 1997 and was listed on The NASDAQ National Market. In August 2002, the Company’s common stock transitioned to The NASDAQ Capital Market CM.
The following table sets forth the quarterly range of high and low sale prices of the Company’s common stock since January 1, 2008 as reported by NASDAQ:

2008	High	Low
First Quarter	$2.85	$1.56
Second Quarter	2.40	1.52
Third Quarter	2.24	1.13
Fourth Quarter	1.80	0.01

2009	High	Low
First Quarter	$0.68	$0.20
Second Quarter	0.60	0.15
Third Quarter	0.55	0.25
Fourth Quarter	2.18	0.25

Performance Graph
The following graph depicts the performance of $100 invested on December 31, 2004 in the Company’s common stock with (i) a Peer Index of selected Information Technology and e-Services companies and (ii) the Nasdaq® Major Market Computer and Data Processing Services Index. The Peer Index is comprised of a list of the Company’s competitors as obtained from financial websites and is re-evaluated on an annual basis. The comparison assumes reinvestment of all dividends on a quarterly basis for the years ended December 31, 2005, 2006, 2007, 2008 and 2009. Shareholder returns over the indicated periods should not be considered indicative of future shareholder returns.
Dividends
During the last two fiscal years, the Company has not paid any cash dividends on its common stock. The Company does not anticipate declaring any dividends in 2010.
The Company is prohibited from paying dividends on its stock under the Loan and Security Agreement dated January 1, 2010 between the Company and Keltic for so long as the Company has any obligations to Keltic under such agreement.
Holders
There were approximately 195 holders of record of the Company’s common stock as of September 22, 2009, when the Company obtained such information for purposes of a special meeting of shareholders.
Recent Sales of Unregistered Securities
On November 18, 2009, the Company entered into a private placement Securities Purchase Agreement with Helios and Matheson Parent, pursuant to which Helios and Matheson Parent purchased 689,655 shares of the Company’s common stock at a price of $1.45 per share, equal to the closing bid price of the Company’s common stock on November 20, 2009, for a total investment of $1,000,000. The investment by Helios and Matheson Parent was part of a plan submitted by the Company to NASDAQ to regain compliance with The NASDAQ Capital Market’s minimum shareholder’s equity requirement.
Share Repurchases
None.

ITEM 6. SELECTED FINANCIAL DATA
The following table contains certain financial and operating data and is qualified by the more detailed Consolidated Financial Statements and Notes thereto included herein. The selected financial data in the table is derived from the Company’s Consolidated Financial Statements and Notes thereto, which includes financial data from its wholly owned subsidiaries, International Object Technology, Inc. (“IOT”) (a privately owned, professional services firm that provided data management and business intelligence solutions, technology consulting and project management services) during 2005 and the first quarter of 2006, after which its operations were fully integrated into the Company and HMGS from the date of acquisition on September 30, 2005. The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included herein.
Selected Financial Data
(in thousands, except number of shares and per share data)

	Year Ended December 31,
	2009	2008		2007	2006		2005
Statement of Operations Data:
Revenues	$14,891	$19,651		$20,830	$24,940		$26,432
(Loss)/income from operations	(2,059)	(2,953	)(3)	(1,142)	900	(2)	(461	)(1)
Net (loss)/income	(2,076)	(2,924)		(838)	852		(484)
Net (loss)/income per share
Basic	$(0.84)	$(1.22)		$(0.35)	$0.36		$(0.22)
Diluted	$(0.84)	$(1.22)		$(0.35)	$0.35		$(0.22)
Weighted average shares used in per share calculation — basic	2,476,065 (4)	2,396,707		2,391,452	2,380,699		2,285,874
Weighted average shares used in per share calculation — diluted	2,476,065 (4)	2,396,707		2,391,452	2,404,946		2,285,874

Balance Sheet Data
Total assets	$4,424	$5,473	(3)	$8,505	$9,789		$8,493
Long-term liabilities	—	—		—	—		—
Shareholders’ equity	2,609	3,665	(3)	6,520	7,209		6,205
Number of shares outstanding at year end	3,086,362 (4)	2,396,707		2,396,707	2,382,801		2,361,333

(1)	Includes $1.2 million in pretax costs associated with a terminated transaction with Vanguard Info-Solution Corporation for the year ended December 31, 2005.

(2)	Includes net proceeds received by the Company in connection with a release of claims relating to a terminated transaction with Vanguard Info-Solution Corporation of $881,000.

(3)	Includes a goodwill impairment (non-cash) charge of $1.1 million in the fourth quarter of 2008.

(4)	Includes an issuance of 689,655 shares of common stock to Helios & Matheson Parent in the fourth quarter of 2009.
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

Helios & Matheson provides a wide range of high quality consulting solutions, through an integrated suite of market driven Service Lines in the areas of Application Value Management, Application Development and Integration, Independent Validation, Information Management and Strategic Sourcing for Fortune 1000 companies and other large organizations. These services account for approximately 88% of the Company’s revenues. The Company’s solutions are based on an understanding of each client’s enterprise model. The Company’s accumulated knowledge may be applied to new projects such as planning, designing and implementing enterprise-wide information systems, database management services, performance optimization, migrations and conversions, strategic sourcing, outsourcing and systems integration.
The Company is dedicated to providing cost efficient competitive services to its clients through its Flexible Delivery Model which allows for dynamically configurable Onsite, Onshore or Offshore service delivery based on the needs of the clients. This capability is made possible either through HMGS, the Company’s subsidiary operating in Bangalore, India or Helios and Matheson Parent. The Company’s ability to blend more offshore work into its pricing should allow it to be more price competitive. To date, any offshore work being performed through Helios and Matheson Parent has been de minimus.
Rapid technological advances and the wide acceptance and use of the Internet as a driving force in commerce, accelerated the growth of the IT industry. These advances, including more powerful and less expensive computer technology, fueled the transition from predominantly centralized mainframe computer systems to open and distributed computing environments and the advent of capabilities such as relational databases, imaging, software development productivity tools, and web-enabled software. These advances expand the benefits that users can derive from computer-based information systems and improve the price-to-performance ratios of such systems. As a result, an increasing number of companies are employing IT in new ways, often to gain competitive advantages in the marketplace, and IT services have become an essential component of many company’s long-term growth strategies. The same advances that have enhanced the benefits of computer systems rendered the development and implementation of such systems increasingly complex, popularizing the outsourcing of IT development and services to third party IT service providers like the Company. Many companies outsource such work because outsourcing enables companies to realize cost efficiencies. Accordingly, organizations turn to external IT services organizations such as Helios & Matheson to develop, support and enhance their internal IT systems.
The Company believes that its business, operating results and financial condition have been harmed by the recent economic crisis and ongoing economic uncertainty. A significant portion of the Company’s major customers are in the financial services, pharmaceutical and manufacturing/automotive industries and came under considerable pressure as a result of the unprecedented economic conditions in the financial markets. Spending on IT consulting services is largely discretionary. While the Company has not lost any major clients, it has experienced a pushback of new assignments from existing clients and difficulty in replacing completed projects, both of which have impacted revenue through the fourth quarter of 2009 and continue to impact revenue growth through 2010 year to date.

For the three and twelve months ended December 31, 2009, approximately 76% and 71% respectively, of the Company’s consulting services revenues were generated from clients under time and materials engagements, with the remainder generated under fixed-price engagements as compared to 70% and 67% for the three and twelve months ended December 31, 2008, respectively and 57% and 59% for the three and twelve months ended December 31, 2007, respectively. The Company has established standard-billing guidelines for consulting services based on the types of services offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a semi-monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.
The Company’s most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company’s operating performance is primarily based upon billing margins (billable hourly rate less the consultant’s hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). For the twelve months ended December 31, 2009, 2008, and 2007, gross margin was 24.8%, 22.8% and 29.5%, respectively. The increase in gross margin during 2009 was primarily a result of the Company’s decision to eliminate a number of non-billing resources, as reflected in the increase in consultant utilization. Consultant utilization rate for the years ended December 31, 2009, 2008 and 2007 was 85%, 76% and 75%. Large portions of the Company’s engagements are on a time and materials basis. While most of the Company’s engagements allow for periodic price adjustments to address, among other things, increases in consultant costs, to date clients have been adverse to accepting cost increases. Additionally, during the past three years, an increasing number of the Company’s clients are outsourcing the management of their time and material engagements to external Vendor Management Organizations (“VMO’s”) as a means of monitoring and controlling the costs of external service providers. The Company has been challenged with absorbing the costs associated with the VMO’s which have negatively impacted the Company’s margins.
Helios & Matheson actively manages its personnel utilization rates by monitoring project requirements and timetables. Helios & Matheson’s utilization rate for the three and twelve months ending December 31, 2009, was approximately 88% and 85%, respectively as compared to 84% and 76% for the three and twelve months ending December 31, 2008, respectively and 79% and 75% for the three and twelve months ending December 31, 2007, respectively. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in Helios & Matheson’s training programs in order to expand their technical skill sets. The Company carefully monitors consultants that are not utilized. While the Company has established guidelines for the amount of non-billing time that it allows before a consultant is terminated, actual terminations vary as circumstances warrant. During 2009, the Company eliminated a number of non-billing resources.
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
The Company generates revenues by selling software licenses. In addition to initial software license fees, the Company also derives revenues from the annual renewal of software licenses. Because future obligations associated with such revenue are insignificant, revenues from the sale of software licenses are recognized upon delivery of the software to a customer. The Company views software sales as ancillary to its core consulting services business. Revenue generated from software sales will vary from period to period. During 2009, revenue from the software service line was 12% of the Company’s total revenues.
On March 15, 2010, the Company received notice from Cogito, a software company whose products the Company markets, of Cogito’s intent to terminate its agreement with the Company effective thirty days from date of notice. Software revenue for 2009 was approximately $1.8 million. If the Cogito Agreement is terminated, the Company expects that future software product revenues, which the Company views as supplemental to its core consulting business, will be significantly reduced in the short term. However, the Company hopes to grow revenue from new software partners with whom it has recently entered into business relationships.

Investments
On July 19, 2002, the Company acquired all of the common stock of IOT (a privately owned, professional services firm that provided data management and business intelligence solutions, technology consulting and project management services). During the first quarter of 2006, IOT’s operations were fully integrated into Helios & Matheson. The purchase price of the acquisition exceeded the fair market value of the net assets acquired, resulting in the recording of goodwill stated at $1,140,964. As prescribed by the Financial Accounting Standards Board (“FASB’), the Company had an evaluation done of its goodwill and intangible assets, which was performed by an independent third party. The Company tested for impairment using the guidance for measuring impairment set forth by the FASB and it was determined by the Company based upon the results from an independent third party that goodwill was impaired at December 31, 2008. Therefore, the Company took an impairment charge equal to the entire amount of goodwill and reduced 2008 earnings by $1,140,964.
On March 30, 2006, Helios and Matheson Parent, an IT services organization with its corporate headquarters in Chennai, India, purchased 1,024,697 share of the Company’s common stock from Mr. Shmuel BenTov, the Company’s former Chairman, Chief Executive Officer and President and his family members, which represented approximately 43% of the Company’s outstanding common stock. On September 5, 2006 Helios and Matheson Parent increased their ownership to approximately 52%. On November 20, 2009 Helios and Matheson Parent increased their ownership to approximately 69% by purchasing an additional 689,655 shares of the Company’s common stock pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) entered into on November 18, 2009. Helios and Matheson Parent is a publicly listed company on three stock exchanges in India, the National Stock Exchange (NSE), the Stock Exchange, Mumbai (BSE) and Madras Stock Exchange (MSE).
Critical Accounting Policies
The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its consolidated financial statements. The Company evaluates its estimates and judgments on an on-going basis. Estimates are based on historical experience and on assumptions that the Company believes to be reasonable under the circumstances. The Company’s experience and assumptions form the basis for its judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what is anticipated and different assumptions or estimates about the future could change reported results. The Company believes the following accounting policies are the most critical to it, in that they are important to the portrayal of its consolidated financial statements and they require the most difficult, subjective or complex judgments in the preparation of the consolidated financial statements.
Goodwill and Intangible Assets
Goodwill acquired in a purchase and determined to have an indefinite useful life is not amortized, but instead tested for impairment at least annually as specified by the FASB.
The Company tested for impairment for the year ended December 31, 2008 and it was determined by the Company based upon the results from an independent third party that there was an impairment of goodwill at December 31, 2008. Therefore, the Company took an impairment (non-cash) charge equal to the entire amount of its goodwill and reduced 2008 earnings by $1,140,964.
Revenue Recognition
Consulting revenues are recognized as services are provided. The Company primarily provides consulting services under time and material contracts, whereby revenue is recognized as hours and costs are incurred. Customers for consulting revenues are billed on a weekly, semi-monthly or monthly basis. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs. Any anticipated contract losses are estimated and accrued at the time they become known and estimable. Unbilled receivables represent amounts recognized as revenue based on services performed in advance of customer billings. Revenue from sales of software licenses is recognized upon delivery of the software to a customer because future obligations associated with such revenue are insignificant.

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
Results of Operations
The following table sets forth the percentage of revenues of certain items included in the Company’s Statements of Operations:

	Year Ended December 31,
	2009	2008		2007
Revenues	100.0%	100.0%		100.0%
Cost of revenues	75.2%	77.2%		70.5%

Gross profit	24.8%	22.8%		29.5%
Operating expenses	38.6%	37.8	%(1)	35.0%

Loss from operations	(13.8)%	(15.0)%		(5.5)%

Net loss	(13.9)%	(14.9)%		(4.0)%

(1)	Includes a goodwill impairment charge of $1,141,000.
Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008
Revenues. Revenues of the Company decreased by $4.8 million or 24.2% from $19.7 million for the twelve months ended December 31, 2008 to $14.9 million for the twelve months ended December 31, 2009. The decrease was primarily attributable to a decline in consulting revenue due to difficulty in replacing relatively high-margin completed projects and a pushback of new assignments from existing clients primarily as a result of the continuing economic uncertainty still adversely affecting spending on IT services.

Gross Profit. The resulting gross profit for the twelve months ended December 31, 2009 was $3.7 million, a decrease of $786,000 or 17.6% from the 2008 comparable period amount of $4.5 million. As a percentage of total revenue, gross margin for the twelve months ended December 31, 2009 was 24.8%, an increase of 2% from the 2008 level of 22.8%. The increase in gross margin for the year ended December 31, 2009 was primarily a result of a decision by the Company to eliminate a number of non-billing resources, as reflected in the increase in consultant utilization. Consultant utilization rate for the years ended December 31, 2009 and 2008 was 85% and 76%, respectively.
Operating Expenses. Operating expenses are comprised of Selling, General and Administrative (“SG&A”) expenses and depreciation and amortization. SG&A expenses decreased by $486,000, or 7.9% from $6.1 million for the twelve months ended December 31, 2008 to $5.6 million for the twelve months ended December 31, 2009. The decrease in SG&A was associated with various cost reduction initiatives including, but not limited to, a reduction in employee headcount. Depreciation and amortization expenses decreased $53,000, from $178,000 for the twelve months ended December 31, 2008 to $125,000 for the twelve months ended December 31, 2009.
Taxes. Taxes increased $10,000 from $12,000 for the twelve months ended December 31, 2008 to $22,000 for the twelve months ended December 31, 2009. For the twelve months ended December 31, 2009, the Company recorded a tax provision of $18,000 for minimum state taxes, and provision to return adjustments of $4,000 from the filing of state and federal tax returns. In addition, deferred taxes were not impacted by the pre-tax net loss since such amounts were fully reserved as of December 31, 2009 and 2008, respectively.
Net Loss. As a result of the above, the Company had a net loss of ($2.1) million or ($0.84) per basic and diluted share for the twelve months ended December 31, 2009 compared to a net loss of ($2.9) million or ($1.22) per basic and diluted share for the twelve months ended December 31, 2008. Net loss for the period ended December 31, 2008 included a goodwill impairment (non-cash) charge of $1.1 million.
Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007
Revenues. Revenues of the Company decreased by $1.2 million or 5.7% from $20.8 million for the twelve months ended December 31, 2007 to $19.7 million for the twelve months ended December 31, 2008. The decrease was primarily attributable to a decline in consulting revenue due to difficulty in replacing relatively high-margin completed projects and a pushback of new assignments from existing clients primarily as a result of the unprecedented crisis in the financial markets and the economy more broadly.
Gross Profit. The resulting gross profit for the twelve months ended December 31, 2008 was $4.5 million, a decrease of $1.7 million or 27.2% from the 2007 comparable period amount of $6.1 million. As a percentage of total revenue, gross margin for the twelve months ended December 31, 2008 was 22.8%, a decrease of 6.7% from the 2007 level of 29.5%. The decline in gross margin for the year ended December 31, 2008 was primarily a result of a change in mix from higher margin projects to lower margin time and material engagements, including an increase in third party placements whereby the Company supplies resources to a third party who, in turn, supplies the Company’s resources to a client.
Operating Expenses. Operating expenses are comprised of Selling, General and Administrative (“SG&A”) expenses, a goodwill impairment (non-cash) charge and depreciation and amortization. SG&A expenses decreased by $1.0 million, or 14% from $7.1 million for the twelve months ended December 31, 2007 to $6.1 million for the twelve months ended December 31, 2008. The decrease in SG&A was associated with various cost reduction initiatives including, but not limited to, a reduction in employee headcount. For the twelve months ended December 31, 2008 operating expenses also included a goodwill impairment (non-cash) charge of $1.1 million. Depreciation and amortization expenses decreased $10,000, from $188,000 for the twelve months ended December 31, 2007 to $178,000 for the twelve months ended December 31, 2008.
Taxes. Taxes increased $158,000 from ($147,000) for the twelve months ended December 31, 2007 to $12,000 for the twelve months ended December 31, 2008. For the twelve months ended December 31, 2008, the Company recorded a tax provision of $18,000 for minimum state taxes, which was partially offset by a tax benefit of $6,000 resulting from provision to return adjustments from the filing of state and federal tax returns. In addition, deferred taxes were not impacted by the pre-tax net loss since such amounts were fully reserved as of December 31, 2008 and 2007, respectively.
Net Loss. As a result of the above, the Company had a net loss of ($2.9) million or ($1.22) per basic and diluted share for the twelve months ended December 31, 2008 compared to a net loss of ($838,000) or ($0.35) per basic and diluted share for the twelve months ended December 31, 2007. Net loss for the period ended December 31, 2008 included a goodwill impairment (non-cash) charge of $1.1 million.

Liquidity and Capital Resources
The Company had an operating loss and a net loss of approximately ($2.1) million for the twelve months ended December 31, 2009. During the twelve months ended December 31, 2008, the Company had an operating loss of approximately ($3.0) million and a net loss of approximately ($2.9) million, both of which included a goodwill impairment (non-cash) charge of $1.1 million. The Company believes that its business, operating results and financial condition have been harmed by the recent economic crisis and ongoing economic uncertainty which continue to adversely affect the IT spending of its clients. A significant portion of the Company’s major customers are in the financial services industry and came under considerable pressure as a result of the recent unprecedented economic conditions in the financial markets. While the Company has not lost any major clients, it has experienced a pushback of assignments from existing clients, specifically with respect to relatively high-margin projects. Spending on IT consulting services is largely discretionary, and the Company has experienced a pushback of new assignments from existing clients and difficulty in replacing completed projects, both of which have impacted revenue through the fourth quarter of 2009. While the Company continues to focus on revenue growth and cost reductions, including but not limited to eliminating non-billing resources, outsourcing and off-shoring solutions, in an attempt to improve its financial condition, there can be no assurance that the Company will be profitable in future periods.
The Company’s cash balances were approximately $1.4 million at December 31, 2009, which included a $1.0 million cash infusion resulting from the Purchase Agreement with Helios and Matheson Parent, as compared to $912,000 at December 31, 2008. Net cash used in operating activities for the twelve months ended December 31, 2009 was approximately $535,000 compared to net cash used in operating activities of approximately $2.1 million for the twelve months ended December 31, 2008 and net cash used in operating activities of approximately $722,000 for the twelve months ended December 31, 2007.
The Company’s accounts receivable, less allowance for doubtful accounts, at December 31, 2009 and December 31, 2008 were $2.7 million and $3.9 million, respectively, representing 60 and 66 days of sales outstanding (“DSO”), respectively. The Company believes the decrease in DSO from 66 days in 2008 to 60 days in 2009 is consistent with favorable resolutions of a limited number of dated client disputes. The accounts receivable at December 31, 2009 and 2008 included $184,000 and $34,000 of unbilled revenue respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.
For the twelve months ended December 31, 2009, revenues from the Company’s two largest customers represented 23% and 10% of revenues. For the twelve months ended December 31, 2008, the Company had revenues from two customers, which represented 18% and 12% of revenues, respectively. No other customer represented greater than 10% of the Company’s revenues for such periods.
Net cash provided by/(used in) investing activities was approximately $3,000, ($43,000) and ($73,000), for the twelve months ended December 31, 2009, 2008 and 2007, respectively. In each of the three years, this included additions to property and equipment of $15,000, $43,000, and $73,000 respectively, consisting primarily of upgrades to systems and servers. During 2009, additions were offset by disposals totaling $18,000.
Net cash provided by financing activities was approximately $980,000 (which included a $1.0 million cash infusion from Helios and Matheson Parent), $0 and $26,000 for the twelve months ended December 31, 2009, 2008 and 2007, respectively.
The Company has entered into a Loan Agreement with Keltic. The Loan Agreement, which was set to expire December 31, 2009, has been extended through December 31, 2010 with no material changes in terms and conditions. Under the Loan Agreement, the Company has a line of credit up to $1.0 million based on the Company’s eligible accounts receivable balances at an interest rate that is based on the higher of prime rate plus 2.75%, 90 day LIBOR rate plus 5.25% or 7%. Availability at December 31, 2009, was $1.0 million. The Loan Agreement has certain financial covenants that shall apply only if the Company has any outstanding obligations to Keltic including borrowing under the facility. The Company had no outstanding balance at December 31, 2009, or at December 31, 2008 under the Loan Agreement.

In management’s opinion, cash flows from operations and borrowing capacity (assuming obtaining a commercially reasonable consent if required) combined with cash on hand will provide adequate flexibility for funding the Company’s working capital obligations for the next twelve months.
For the twelve months ended December 31, 2009 and 2008, there were no shares of common stock issued pursuant to the exercise of options issued under the Company’s stock option plan. For the twelve months ended December 31, 2007, 13,906 shares of common stock were issued pursuant to the exercise of options issued under the Company’s stock option plan.
Off-Balance Sheet Arrangements
The Company did not have any “Off Balance Sheet Arrangements” during the twelve months ended December 31, 2009, 2008, and 2007, respectively.
Contractual Obligations
The Company has the following contractual obligations as of December 31, 2009:

	Payments Due by Period
					More Than 5
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	Years
Long Term Obligations
Employment Contracts (1)	127,250	127,250	—	—	—
Operating Lease Obligations
Rent (2)	824,416	374,379	450,037	—	—

Total	$951,666	$501,629	$450,037	$—	$—

(1)
The Company has an employment agreement with its named Executive Officer Salvatore M. Quadrino, the Company’s Interim Chief Executive Officer and Chief Financial Officer. Under Mr. Quadrino’s employment agreement, Mr. Quadrino will serve in a dual capacity as Interim Chief Executive Officer and Chief Financial Officer at an annual salary of $220,000.

(2)
The Company has a New York facility with a lease term expiring July 31, 2012, a New Jersey facility with a lease term expiring August 31, 2010, and a Massachusetts facility with a lease term expiring January 31, 2010. The Company did not renew the lease for the Massachusetts facility and is currently leasing the facility on a month-to-month basis. In addition, the Company is unlikely to renew the lease for its New Jersey facility.

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
The evaluation of the Disclosure Controls included a review of the Disclosure Controls’ objectives and design, the Company’s implementation of the Disclosure Controls, and their effect on the information generated for use in this Form 10-K. In the course of the Disclosure Controls evaluation, the Company reviewed identified data errors, control problems, or acts of fraud, if any, and sought to confirm that appropriate corrective actions including process improvements, were being undertaken, where applicable. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including Salvatore M. Quadrino, concerning the effectiveness of the Disclosure Controls can be reported in the Company’s periodic reports on Form 10-Q and Form 10-K. Many of the components of the Company’s Disclosure Controls are also evaluated on an ongoing basis by other personnel in the Company’s Internal Finance department. The overall goals of these various evaluation activities are to monitor the Company’s Disclosure Controls, and to modify them as necessary. The Company’s intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.
Based on the Disclosure Controls evaluation, Salvatore M. Quadrino has concluded that, as of the end of the period covered by this Form 10-K, the Company’s Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in the Company’s Securities Exchange Act of 1934 reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and that material information related to the Company and its consolidated subsidiaries is made known to management, including Salvatore M. Quadrino.

Management Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Management assessed the Company’s internal control over financial reporting as of December 31, 2009, the end of the Company’s fiscal year. Management based its assessment on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment. This assessment is supported by testing and monitoring performed by both an external independent third party serving as the Company’s internal audit organization and the Company’s internal finance department.
Based on the management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has reviewed the results of the assessment of the Company’s internal controls over financial reporting with the Audit Committee of the Company’s Board of Directors.
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
Inherent Limitations on Effectiveness of Controls
The Company’s management, including Salvatore M. Quadrino, does not expect that the Company’s Disclosure Controls or the Company’s internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include faulty judgments and breakdowns due to simple error or mistake. Controls can also be circumvented by individuals, by collusion, or by management override (whether such action is intentional or unintentional). The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Therefore, any current evaluation of controls cannot and should not be projected to future periods.
Changes in Internal Controls
On a quarterly basis the Company evaluates any changes to the Company’s internal control over financial reporting to determine if material changes occurred. Based upon this evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2009 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
On November 18, 2009, the Company held a special meeting of shareholders (the “Special Meeting”) for the following purpose:
Proposal 1. To approve a change of the Company’s state of incorporation from New York to Delaware by means of a merger of the Company into a newly formed, wholly-owned Delaware subsidiary.

The shareholders approved the proposal to change the Company’s state of incorporation from New York to Delaware by the following number of votes:

IN FAVOR	AGAINST	ABSTAINED

1,706,166	9,101	4,000
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning executive officers required by this item is contained in the Section entitled “Executive Officer of the Registrant”, in Part I hereof. The information concerning the Company’s Code of Ethics is set forth below in this Item 10. All other information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders which will be filed with the SEC on or before April 30, 2010.
Code of Ethics
The Board of Directors has adopted a code of ethics designed, in part, to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with or submits to the Securities and Exchange Commission and in the Company’s other public communications, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of code violations to an appropriate person or persons, as identified in the code and accountability for adherence to the code. The code of ethics applies to all directors, executive officers and employees of the Company. The Company will provide a copy of the code to any person without charge, upon request to Ms. Jeannie Lovastik, Human Resources Generalist by calling 212-979-8228 or writing to Ms. Lovastik’s attention at Helios & Matheson North America Inc., 200 Park Avenue South, Suite 901, New York, New York, 10003.
The Company intends to disclose any amendments to or waivers of its code of ethics as it applies to directors or executive officers by filing them on Form 8-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders which will be filed with the SEC on or before April 30, 2010.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information concerning the Company’s equity compensation plan is set forth below in this Item 12. All other information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders which will be filed with the SEC on or before April 30, 2010.

Equity Compensation Plan Information
The Equity Compensation Plan Information as of December 31, 2009 was as follows:

			Number of securities
			remaining available for future
			issuance under equity
			compensation plans
	Number of securities to be	Weighted-average exercise	(Excluding securities to be
	issued upon exercise of	price of outstanding	issued upon exercise of
	outstanding options,	options, warrants and	outstanding options, warrants
	warrants and rights as of	rights as of December 31,	and rights as of December 31,
Plan Category	December 31, 2009	2009	2009)

Equity compensation plans approved by security holders	35,500	$4.62	424,500

Equity compensation plans not approved by security holders	—	—	—

Total	35,500	$4.62	424,500

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders which will be filed with the SEC on or before April 30, 2010.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders which will be filed with the SEC on or before April 30, 2010.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
15(a) (1) Financial Statements
The Consolidated Financial Statements filed as part of this report are listed and indexed on page F-1. Schedules other than those listed in the index have been omitted because they are not applicable or the required information has been included elsewhere in this report.
15(a) (2) Consolidated Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts are included in this report.

15 (a) (3) Exhibits
The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits. The Company has identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 15(a) (3) of Form 10-K.

Exhibit
Number	Description of Exhibits

3.1	Certificate of Incorporation of the Registrant.

3.2	Bylaws of Helios & Matheson North America Inc.

4.1	Specimen Common Stock Certificate.

10.1	Securities Purchase Agreement between the Company and Helios & Matheson Information Technology Ltd. dated as of November 18, 2009.

10.1.1	Amended and Restated 1997 Stock Option and Reward Plan, incorporated by reference to Annex J to the Company’s Definitive Proxy Statement, as previously filed with the SEC on June 27, 2005. †

10.1.2	Amendment No. 1 to the Registrant’s Amended and Restated 1997 Stock Option and Award Plan, incorporated by reference to Exhibit 10.2 on Form 8-K, as previously filed with the SEC on June 9, 2006. †

10.1.3
Amendment No. 2 to the Registrant’s Amended and Restated 1997 Stock Option and Award Plan, incorporated by reference to Exhibit 10.1.3 to the Form 10-K for the period ended December 31, 2006, as previously filed with the SEC on March 29, 2007. †

10.1.4
Form of Restricted Stock Award Grant and Notice Agreement between the Registrant and each of its Non-Employee Directors, incorporated by reference to Exhibit 10.9 to the Form 10-Q for the nine months ended September 30, 2005, as previously filed with the SEC on November 14, 2005. †

10.1.5
Form of Non-Qualified Stock Option Agreement between the Registrant and each of its Non-Employee Directors incorporated by reference to Exhibit 10.10 to the Form 10-Q for the nine months ended September 30, 2005, as previously filed with the SEC on November 14, 2005.†

10.2	Loan and Security Agreement between the Registrant and Keltic Financial Partners II, LP dated December 29, 2009.

10.3	Form of Indemnification Agreement between the Registrant and certain of its Directors and its Chief Executive Officer, incorporated by reference to Exhibit 10.12 to the Form 10-Q for the period ended September 30, 2003 as previously filed with the SEC on November 14, 2003. †

10.4
Employment Agreement, dated as of May 1, 2006, between the Registrant and Salvatore M. Quadrino, incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, as previously filed with the SEC on May 1, 2006. †

10.5
Amended Employment Agreement, dated as of May 9, 2008, between the Registrant and Salvatore M. Quadrino, incorporated by reference to Exhibit 10.9 to the Form 10-K, as previously filed with the SEC on March 31, 2009. †

10.6
Form of Release and Covenant Not to Sue entered into by the Registrant releasing certain parties, incorporated by reference to Exhibit 10.1 on Form 8-K, as previously filed with the SEC on June 2, 2006.

10.7
Form of Release and Covenant Not to Sue entered into by the certain parties releasing the Registrant, incorporated by reference to Exhibit 10.2 on Form 8-K, as previously filed with the SEC on June 2, 2006.

10.8
Professional Services Agreement by and between the Registrant and IonIdea, Inc., dated as of August 1, 2008, incorporated by reference to Exhibit 10.1 to the Form 10-Q as previously filed with the SEC on November 13, 2008.

Exhibit
Number	Description of Exhibits

10.9
Letter from Helios and Matheson Information Technology Ltd. dated March 26, 2007, incorporated by reference to Exhibit 10.14 to the Form 10-K for the period ended December 31, 2006, as previously filed with the SEC on March 29, 2007.

21	Helios & Matheson North America, Inc. List of Subsidiaries.

23.2	Consent of Mercadien, P.C., Certified Public Accountants.

31.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Interim Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensation plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIOS & MATHESON NORTH AMERICA INC.

By:	/s/ Salvatore M. Quadrino Salvatore M. Quadrino,
Interim Chief Executive Officer and
Chief Financial Officer
Date: March 31, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Salvatore M. Quadrino Salvatore M. Quadrino	Interim Chief Executive Officer and Chief Financial Officer (Principal Executive Officer) (Principal Financial Officer)	March 31, 2010

/s/ Shri S. Jambunathan Shri S. Jambunathan	Chairman and Director	March 31, 2010

/s/ Daniel L. Thomas Daniel L. Thomas	Director	March 31, 2010

/s/ Rabin Dhoble Rabin Dhoble	Director	March 31, 2010

/s/ Divya Ramachandran Divya Ramachandran	Director	March 31, 2010

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Helios & Matheson North America Inc.
We have audited the accompanying consolidated balance sheets of Helios & Matheson North America Inc. and Subsidiaries, (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Helios & Matheson North America Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
We were not engaged to examine management’s assertion about the effectiveness of Helios & Matheson North America Inc.’s internal control over financial reporting as of December 31, 2009 included in Item 9A(T) on the Form 10-K entitled Management Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.
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

/s/ Mercadien, P.C., Certified Public Accountants Mercadien, P.C., Certified Public Accountants
Hamilton, New Jersey
March 31, 2010

HELIOS & MATHESON NORTH AMERICA INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$1,354,989	$912,272
Accounts receivable- less allowance for doubtful accounts of $220,879 at December 31, 2009, and $209,771 at December 31, 2008	2,471,705	3,846,355
Unbilled receivables	184,229	34,208
Prepaid expenses and other current assets	178,879	326,992

Total current assets	4,189,802	5,119,827
Property and equipment, net	79,952	207,470
Deposits and other assets	154,703	145,336

Total assets	$4,424,457	$5,472,633

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,630,054	$1,647,722
Deferred revenue	184,904	159,786

Total current liabilities	1,814,958	1,807,508

Shareholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of December 31, 2009, and December 31, 2008	—	—
Common stock, $.01 par value; 30,000,000 shares authorized; 3,086,362 issued and outstanding as of December 31, 2009 and 2,396,707 issued and outstanding as of December 31, 2008	30,864	23,967
Paid-in capital	35,840,669	34,822,736
Accumulated other comprehensive income — foreign currency translation	2,084	6,863
Accumulated deficit	(33,264,118)	(31,188,441)

Total shareholders’ equity	2,609,499	3,665,125

Total liabilities and shareholders’ equity	$4,424,457	$5,472,633

See accompanying notes to consolidated financial statements.

HELIOS & MATHESON NORTH AMERICA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2009	2008	2007

Revenues	$14,890,970	$19,650,588	$20,830,184
Cost of revenues	11,201,957	15,175,319	14,683,313

Gross profit	3,689,013	4,475,269	6,146,871
Operating expenses:
Selling, general and administrative	5,623,108	6,108,704	7,100,950
Depreciation and amortization	124,662	178,199	187,711
Impairment of goodwill	—	1,140,964	—

	5,747,770	7,427,867	7,288,661

Loss from operations	(2,058,757)	(2,952,598)	(1,141,790)

Interest income	5,011	39,942	157,200

Loss before income taxes	(2,053,746)	(2,912,656)	(984,590)
Provision for income taxes	21,931	11,692	(146,795)

Net loss	$(2,075,677)	$(2,924,348)	$(837,795)
Other comprehensive (loss)/income — foreign currency adjustment	(4,779)	5,208	(2,294)

Comprehensive loss	$(2,080,456)	$(2,919,140)	$(840,089)

Basic and diluted loss per share	$(0.84)	$(1.22)	$(0.35)

See accompanying notes to consolidated financial statements.

HELIOS & MATHESON NORTH AMERICA INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Additional	Accumulated
	Preferred Stock		Common Stock		Paid-In	Other Comp	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2006	—	$—	2,382,801	$23,828	$34,607,651	$3,949	$(27,426,298)	$7,209,130
Net Loss	—	—	—	—	—	—	(837,795)	(837,795)
Exercise of employee stock options	—	—	13,906	139	41,494	—	—	41,633
Stock based compensation expense	—	—	—	—	109,121	—	—	109,121
Foreign Exchange Translation	—	—	—	—	—	(2,294)	—	(2,294)

Balance, December 31, 2007	—	$—	2,396,707	$23,967	$34,758,266	$1,655	$(28,264,093)	$6,519,795
Net Loss	—	—	—	—	—	—	(2,924,348)	(2,924,348)
Stock based compensation expense	—	—	—	—	64,470	—	—	64,470
Foreign Exchange Translation	—	—	—	—	—	5,208	—	5,208

Balance, December 31, 2008	—	$—	2,396,707	$23,967	$34,822,736	$6,863	$(31,188,441)	$3,665,125

Net Loss	—	—	—	—	—	—	(2,075,677)	(2,075,677)
Sale of stock			689,655	6,897	993,103			1,000,000
Stock based compensation expense	—	—	—	—	24,830	—	—	24,830
Foreign Exchange Translation	—	—	—	—	—	(4,779)	—	(4,779)

Balance, December 31, 2009	—	$—	3,086,362	$30,864	$35,840,669	$2,084	$(33,264,118)	$2,609,499

See accompanying notes to consolidated financial statements.

HELIOS & MATHESON NORTH AMERICA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(2,075,677)	$(2,924,348)	$(837,795)
Depreciation and amortization	124,662	178,199	187,711
Impairment of goodwill	—	1,140,964	—
Provision for doubtful accounts	60,000	50,000	93,000
Stock based compensation	24,830	64,470	109,121
Write down of investment	—	—	87,059
Reduction of capital lease obligation	—	—	(214,016)
Amortization of deferred financing cost	8,883	7,764	9,883
Changes in operating assets and liabilities:
Accounts receivable	1,314,650	(416,794)	105,921
Unbilled receivables	(150,021)	(1,454)	283,402
Prepaid expenses and other current assets	148,113	(47,367)	(121,840)
Deposits	1,750	(1,750)	(43,142)
Accounts payable and accrued expenses	(17,668)	(159,311)	(273,880)
Deferred revenue	25,118	(18,232)	(107,209)

Net cash used in operating activities	(535,360)	(2,127,859)	(721,785)

Cash flows from investing activities:
Sale/(Purchase) of property and equipment	2,856	(42,732)	(73,425)

Net cash provided by/(used in) investing activities	2,856	(42,732)	(73,425)

Cash flows from financing activities:
Proceeds from the sale of stock and exercise of stock options	1,000,000	—	41,633
Payment of deferred financing cost	(20,000)	—	(15,530)

Net cash provided by financing activities	980,000	—	26,103

Effect of foreign currency exchange rate changes on cash and cash equivalents	(4,779)	5,208	(2,294)

Net increase/(decrease) in cash and cash equivalents	442,717	(2,165,383)	(771,401)
Cash and cash equivalents at beginning of period	912,272	3,077,655	3,849,056

Cash and cash equivalents at end of period	$1,354,989	$912,272	$3,077,655

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—	$—

Cash paid during the period for income taxes, net of refunds	$(64,018)	$6,543	$163,796

See accompanying notes to consolidated financial statements.

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SIGNIFICANT ACCOUNTING POLICIES
Description of Business and Basis of Presentation
Helios & Matheson North America Inc. (formerly The A Consulting Team, Inc.) (“Helios & Matheson” or the “Company”) was incorporated in the state of New York in February of 1983 and became a public company in August of 1997. In October of 2009, Helios & Matheson changed its state of incorporation from New York to Delaware. The Company is headquartered in New York, New York and has offices in Clark, New Jersey, Chelmsford, Massachusetts and Bangalore, India. The Company provides a wide range of information technology (“IT”) consulting, custom application development and solutions to Fortune 1000 companies and other large organizations. The Company supports all major computer technology platforms and supports client IT projects by using a broad range of third-party software applications.
Principles of Consolidation
The consolidated financial statements include the accounts of Helios & Matheson North America Inc., its 100% owned subsidiary International Object Technology, Inc. (“IOT”) during 2005 and the first quarter of 2006, after which its operations were fully integrated into Helios & Matheson and its 100% owned subsidiary Helios & Matheson Global Services Private Limited (“HMGS”) from its date of acquisition on September 30, 2005. All material inter-company accounts and transactions have been eliminated.
Certain amounts reported in previous years have been reclassified to conform to the fiscal 2009 presentation. Such reclassifications were immaterial.
Accounting Standards Codification
The Financial Accounting Standards Board (“FASB”) issued a new standard known as the FASB Accounting Standards Codification (“ASC”), which became the source of authoritative accounting and reporting standards in the United States, in addition to guidance issued by the Securities and Exchange Commission (“SEC”). The ASC is a restructuring of accounting and reporting standards designed to simplify user access to all authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) by modifying the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. The Company has adopted the disclosure and hierarchy requirements of this standard.
Accounting for Income Taxes
The Company adopted a FASB provision relating to Uncertainty in Income Taxes. As a result of the implementation, there has been no material change to the Company’s tax position as the Company has not paid any corporate income taxes due to operating losses. All tax benefits will likely not be recognized due to the substantial net operating loss carry-forwards which will most likely not be realized prior to expiration. With no tax due for the foreseeable future, the Company has determined that a policy to determine the accounting for interest or penalties related to the payment of tax is not necessary at this time.
Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are not expected to be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are recorded as an element of shareholder’s equity but are excluded from net income (loss). The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments.

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Foreign Currency Translation
Assets and liabilities denominated in non-U.S. currencies are translated at the rate of exchange prevailing on the date of the consolidated statement of financial condition and revenues and expenses are translated at average rates of exchange for the period. Gains (losses) on translation of the consolidated financial statements are from the Company’s subsidiary where the functional currency is not the U.S. dollar. Translation gains (losses) are reflected as a component of accumulated other comprehensive income (loss). Gains (losses) on foreign currency transactions are included in the consolidated statements of operations.
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
Going Concern
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2009, the Company had $1,354,989 of cash and cash equivalents on hand, which included a $1.0 million cash infusion resulting from a securities purchase agreement between the Company and Helios and Matheson Parent, as compared to $912,272 of cash and cash equivalents at December 31, 2008. The Company has a line of credit up to $1.0 million with Keltic Financial Partners, LP II (“Keltic”) based on the Company’s eligible accounts receivable balances which is subject to certain financial covenants that shall apply only if the Company has any outstanding obligations to Keltic including borrowing under the facility. The Keltic line of credit, which was set to expire on December 31, 2009, has been extended through December 31, 2010 with no material changes in terms and conditions. For the year ended December 31, 2009 the Company reported a net loss of approximately ($2,076,000). For the year ended December 31, 2008 the Company reported a net loss of approximately ($2,924,000), which included a goodwill impairment (non-cash) charge of $1,141,000. For the year ended December 31, 2007, the Company reported a net loss of approximately ($838,000). Based upon the Company’s reduced liquidity and net losses, the ability of the Company to continue as a going concern is dependent on the Company achieving profitable operations and or obtaining additional sources of financing within the current fiscal year.
Earnings Per Share
The Company calculates earnings per share as specified by the FASB. Basic earnings per share is calculated by dividing net earnings available to common shares by weighted average common shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities except when it is anti-dilutive, including the effect of shares issuable under the Company’s incentive plans.
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
Goodwill and Intangible Assets
Goodwill acquired in a purchase and determined to have an indefinite useful life is not amortized, but instead tested for impairment at least annually as specified by the FASB. The Company had an evaluation done of its goodwill and intangible assets, which was performed by an independent third party for the years ended December 31 2008 and 2007 and it was determined by the Company based upon the results from the independent third party that there was an impairment of goodwill at December 31, 2008. Therefore, the Company took an impairment (non-cash) charge equal to the entire amount of goodwill and reduced 2008 earnings by $1,140,964. Goodwill was not determined to be impaired as of December 31, 2007.
Revenue Recognition
Consulting revenues are recognized as services are provided. The Company primarily provides consulting services under time and material contracts, whereby revenue is recognized as hours and costs are incurred. Customers for consulting revenues are billed on a weekly, semi-monthly and monthly basis. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs. Any anticipated contract losses are estimated and accrued at the time they become known and estimable. Unbilled receivables represent amounts recognized as revenue based on services performed in advance of customer billings. A liability for deferred revenue is established for customer collections in excess of amounts earned under each contract. Revenue from sales of software licenses is recognized upon delivery of the software to a customer because future obligations associated with such revenue are insignificant.
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
Segment Information
The disclosure of segment information is not required as the Company operates in only one business segment.

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-Based Compensation
No such non-employee equity instruments were granted in 2009, 2008 or 2007.
At December 31, 2009, the Company has a stock based compensation plan, which is described as follows:
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
The Company uses the modified prospective application method as specified by the FASB whereby compensation cost is recognized over the remaining service period based on the grant-date fair value of those awards as calculated for pro forma disclosures as originally issued. For the three and twelve months ended December 31, 2009, the Company recorded stock based compensation expense of $6,256 and $24,830, respectively. For the three and twelve months ended December 31, 2008, the Company recorded stock based compensation expense of $12,421 and $64,470, respectively. For the three and twelve months ended December 31, 2007, the Company recorded stock based compensation expense of $23,040 and $109,121, respectively.

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of options at the date of grant was estimated using the Black-Scholes model with the following assumptions:

	2009		2008		2007
Expected life (years)	4.00		4.00		4.00
Risk free interest rate	1.62%		1.50%		2.45%
Expected volatility	1.72		1.70		0.57
Weighted average fair value per option	$0.00	(1)	$0.00	(1)	$0.00	(1)

(1)	There were no options granted by the Company for the 12 months ended December 31, 2009, 2008 and 2007.
2. NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended December 31, 2009, 2008 and 2007.

	Year Ended December 31,
	2009	2008	2007
Numerator for basic net loss per share
Net loss	$(2,075,677)	$(2,924,348)	$(837,795)

Net loss available to common stockholders	$(2,075,677)	$(2,924,348)	$(837,795)

Numerator for diluted net loss per share
Net loss available to common stockholders & assumed conversion	$(2,075,677)	$(2,924,348)	$(837,795)

Denominator:
Denominator for basic and diluted loss per share — weighted-average shares	2,476,065	2,396,707	2,391,452

Basic and diluted loss per share:
Net loss per share	$(0.84)	$(1.22)	$(0.35)

All options and warrants outstanding during 2009, 2008 and 2007 were not included in the computation of net loss per share because the effect would be antidilutive.

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. PROPERTY AND EQUIPMENT
Property and equipment, at cost, consists of the following:

	December 31,
	2009	2008
Equipment and leaseholds	$226,475	$218,459
Software	166,705	163,793
Furniture and fixtures	111,984	107,502
Automobiles	20,990	54,136

	526,154	543,890
Less accumulated depreciation and amortization	446,202	336,420

	$79,952	$207,470

4. CREDIT ARRANGEMENT
The Company has entered into a Loan and Security Agreement (“the Loan Agreement”) with Keltic. The Loan Agreement, which was set to expire December 31, 2009, has been extended through December 31, 2010 with no material changes in terms and conditions. Under the Loan Agreement, the Company has a line of credit up to $1.0 million based on the Company’s eligible accounts receivable balances at an interest rate based on the higher of prime rate plus 2.75%, 90 day LIBOR rate plus 5.25% or 7%. Net availability at December 31, 2009, was $1.0 million. The Loan Agreement has certain financial covenants that shall apply only if the Company has any outstanding obligations to Keltic including borrowing under the facility. The Company had no outstanding balance at December 31, 2009 and 2008, respectively, under the Loan Agreement.
5. CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The Company has the following commitments as of December 31, 2009: long term obligations of certain employment contracts and operating lease obligations. The Company has two operating leases for its corporate headquarters located in New York and its branch office in New Jersey. The Company is also currently using a facility in Massachusetts on a month-to-month basis.
The Company is unlikely to renew its lease for the New Jersey facility.

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2009, the Company does not have any “Off Balance Sheet Arrangements”.
The Company’s contractual obligations at December 31, 2009, are comprised of the following:

	Payments Due by Period
					More Than 5
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	Years
Long Term Obligations
Employment Contracts (1)	127,250	127,250	—	—	—
Operating Lease Obligations
Rent (2)	824,416	374,379	450,037	—	—

Total	$951,666	$501,629	$450,037	$—	$—

(1)
The Company has an employment agreement with its named Executive Officer Salvatore M. Quadrino, the Company’s Interim Chief Executive Officer and Chief Financial Officer. Under Mr. Quadrino’s employment agreement, Mr. Quadrino will serve in a dual capacity as Interim Chief Executive Officer and Chief Financial Officer at an annual salary of $220,000.

(2)
The Company has a New York facility with a lease term expiring July 31, 2012, a New Jersey facility with a lease term expiring August 31, 2010, and a Massachusetts facility with a lease term expiring January 31, 2010. The Company did not renew the lease for the Massachusetts facility and is currently leasing the facility on a month-to-month basis. The Company is unlikely to renew the lease for its New Jersey facility.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consist of the following:

	December 31,
	2009	2008
Accounts payable	$424,010	$593,430
Payroll	808,366	645,606
Other accrued expenses	397,678	408,686

	$1,630,054	$1,647,722

7. REINCORPORATION IN THE STATE OF DELAWARE
On August 12, 2009 the Company received a letter from NASDAQ stating that based on the Company’s reported shareholders’ equity of $2,475,060 as of June 30, 2009, the Company no longer complied with NASDAQ Listing Rule 5550(b)(1) which requires a minimum shareholders’ equity of $2,500,000, and that it did not meet the alternatives of market value of listed securities or net income from continuing operations. As a result, the Company submitted a plan to NASDAQ outlining certain steps to be taken to regain compliance (the “Plan”). The Plan included a $1 million equity financing transaction with Helios and Matheson Parent. In order to complete the equity financing transaction, it was necessary for the Company to reincorporate in the State of Delaware (the “Reincorporation”). On November 18, 2009, the Company held a special meeting of shareholders to obtain approval for the Reincorporation from at least two thirds of the Company’s outstanding voting shares. The shareholders approved the Reincorporation and the equity financing transaction closed on November 20, 2009, pursuant to which Helios and Matheson Parent purchased 689,655 shares of the Company’s common stock at a price of $1.45 per share, equal to the closing bid price of the Company’s common stock on November 20, 2009, for a total investment of $1,000,000. The Company relied on Section 4(2) of the Securities Act of 1933, as amended, to issue the common stock inasmuch as the securities were offered and sold without any form of general solicitation or general advertising and the offeree is an accredited investor and, as the Company’s majority stockholder, occupies a status relative to the Company that afforded it effective access to the information registration would otherwise provide.

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Reincorporation was accounted for as a reverse acquisition in which the New York Corporation was the accounting acquirer and the Delaware Corporation was the legal acquirer. The management of the New York Corporation has become the management of the Delaware Corporation and because the Reincorporation was accounted for as a reverse acquisition and not a business combination, no goodwill was recorded in connection therewith.
8. INCOME TAXES
The Company accounts for income taxes using the liability method.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Deferred tax assets and (liabilities) consist of the following:

	December 31,
	2009	2008
Licensing revenues	$29,000	$(47,000)
Accounts receivable reserve	111,000	107,000
Depreciation and amortization	274,000	268,000
Investments	928,000	928,000
Other	247,000	214,000
Net operating losses	4,739,000	5,273,000

	6,328,000	6,743,000
Valuation allowance	(6,328,000)	(6,743,000)

	$—	$—

Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss and other credit carry-forwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percentage point change in ownership occurs. On September 5, 2006, Helios and Matheson Parent acquired a greater than 50 percent ownership of the Company. Accordingly, the actual utilization of the net operating loss carry-forwards for tax purposes are limited annually under Code Section 382 to a percentage (currently about four and a half percent) of the fair market value of the Company at the date of this ownership change.
At December 31, 2009, the Company has federal net operating loss carry-forwards of approximately $13.9 million which will begin to expire in 2020. The New Jersey net operating loss carry-forwards have all expired in 2009 as a result of the majority expiring due to the expiration of the seven year carry-forward provision with the remainder expiring as a result of the Company reincorporating in the State of Delaware. The full utilization of the deferred tax assets in the future is dependent upon the Company’s ability to generate taxable income; accordingly, a valuation allowance of an equal amount has been established. During the year ended December 31, 2009, the valuation allowance decreased by approximately $415,000 and during the years ended December 31, 2008 and 2007, the valuation allowance increased by $706,000 and $253,000, respectively.

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant components of the provision for income taxes are as follows:

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$—	$—	$(123,486)
State and local	21,931	11,692	(23,309)

Total Current	$21,931	$11,692	$(146,795)

Deferred:
Federal	—	—	—
State and local	—	—	—

Total Deferred	—	—	—

Total	$21,931	$11,692	$(146,795)

A reconciliation between the federal statutory rate and the effective income tax rate for the years ended December 31, 2009, 2008, and 2007.

	2009	2008	2007
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State and local taxes net of federal tax benefit	0.7	0.3	(1.6)
Non-deductible expenses	(0.1)	13.4	(0.2)
Provision to return adjustments	—	—	(4.8)
Change in valuation allowance	34.47	20.75	25.71

Total	1.07%	0.40%	(14.91)%

9. RETIREMENT PLAN
The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code for its employees. Participants can make elective contributions subject to certain limitations. Under the plan, the Company can make matching contributions on behalf of all participants. There were no such contributions made by the Company in 2009, 2008 and 2007.
10. CONCENTRATION OF CREDIT RISK
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and accounts receivable. The Company maintains its cash balances on deposit with a limited number of financial institutions in amounts which may exceed federally insured limits. Historically, the Company has not experienced any related cash-in-bank losses. For the twelve months ended December 31, 2009, the Company had two customers which accounted for 23% and 10% of revenues, respectively. For the twelve months ended December 31, 2008 the Company had two customers which accounted for 18% and 12% of revenues, respectively. For the twelve months ended December 31, 2007, the Company had three customers which accounted for 23%, 18% and 11% of revenues, respectively. Besides these customers, no other customer represented greater than 10% of the Company’s revenues. Two customers represented approximately 21% each of accounts receivable as of December 31, 2009. Two customers represented approximately 19% and 10% of accounts receivable as of December 31, 2008. Three customers represented approximately 10%, 15% and 18% of accounts receivable as of December 31, 2007.

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. LEASES
The Company leases office space under non-cancelable operating leases. The future minimum payments for all non-cancelable operating leases as of December 31, 2009 are as follows:

2010	374,379
2011	284,234
2012	165,803

Total minimum future lease payments	$824,416	(1)

(1)
The Company has a New York facility with a lease term expiring July 31, 2012, a New Jersey facility with a lease term expiring August 31, 2010, and a Massachusetts facility with a lease term that expired on January 31, 2010. The Company is unlikely to renew the lease for its New Jersey facility.

Office leases are subject to escalations based on increases in real estate taxes and operating expenses, all of which are charged to rent expense. Rent expense for the years ended December 31, 2009, 2008, and 2007, was approximately $440,103, $432,250 and $348,695, respectively.
12. IMPAIRMENT OF GOODWILL
For the year ended December 31, 2007, the Company had goodwill stated at $1,140,964 on its balance sheet resulting from the IOT acquisition. The Company tested for impairment using an independent third party under the guidance for measuring impairment set forth by the FASB for the year ended December 31, 2008. It was determined by the Company with the results from an independent third party that goodwill was impaired at December 31, 2008. Based on the test results, the Company took an impairment (non-cash) charge equal to the entire amount of goodwill and reduced 2008 earnings by $1,140,964.
13. STOCK OPTION PLAN
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

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information with respect to options under the Company’s Plan is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Balance — December 31, 2006	189,906	$4.76
Granted during 2007	—	$0.00
Exercised during 2007	(13,906)	$3.00
Forfeitures during 2007	(47,000)	$4.73

Balance — December 31, 2007	129,000	$4.96
Granted during 2008	—	$0.00
Exercised during 2008	—	$0.00
Forfeitures during 2008	(21,625)	$6.13

Balance — December 31, 2008	107,375	$4.17
Granted during 2009	—	$0.00
Exercised during 2009	—	$0.00
Forfeitures during 2009	(71,875)	$3.95

Balance — December 31, 2009	35,500	$4.62
No stock options were granted during the twelve months ended December 31, 2009. At December 31, 2009, 2008, and 2007, 28,625, 93,625 and 90,500, respectively, were exercisable with weighted average exercise prices of $4.43, $3.99 and $4.89, respectively.
The following table summarizes the status of the stock options outstanding and exercisable at December 31, 2009:

Stock Options Outstanding
				Number of
	Weighted		Weighted-	Stock
Exercise Price	Average	Number of	Remaining	Options
Range	Exercise Price	Options	Contractual Life	Exercisable
$0.00 – $4.80	$3.06	15,500	1.5 years	13,625
$4.80 – $9.60	$5.82	20,000	6.3 years	15,000

		35,500		28,625

At December 31, 2009, the Company had 460,000 shares of common stock reserved in connection with the Stock Option Plan.

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. EMPLOYMENT AGREEMENT OF INTERIM CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
On May 9, 2008, the Company entered into an amended employment agreement with Mr. Quadrino (the “Amended Quadrino Agreement”) whereby Mr. Quadrino continues to be employed as the Chief Financial Officer of the Company. In addition, the Company offered and Mr. Quadrino has accepted the position of interim Chief Executive Officer of the Company, to serve in this additional capacity. Mr. Quadrino also serves as the Secretary of the Company.
The Amended Quadrino Agreement automatically renews for subsequent one-year terms, unless and until terminated by either party with at least 30 days notice. The Amended Quadrino Agreement provides Mr. Quadrino with an annual base salary, currently $220,000, for his role as interim Chief Executive Officer and Chief Financial Officer. In addition to his annual base salary, Mr. Quadrino is eligible to receive a performance based bonus, to continue to participate in the Company’s stock option and award plan and to continue to use a Company car.
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
15. SUBSEQUENT EVENTS
Management completed an analysis of all subsequent events occurring after December 31, 2009, the balance sheet date, through March 31, 2010, the date upon which the year-end consolidated financial statements were issued, and determined the following disclosures to be necessary or appropriate:
On March 15, 2010, the Company received notice from Cogito, Ltd. (“Cogito”), a software company whose products the Company markets, of Cogito’s intent to terminate its agreement with the Company effective thirty days from date of notice. Software revenue for 2009 was approximately $1.8 million. If the Cogito Agreement is terminated, the Company expects that future software product revenues, which the Company views as supplemental to its core consulting business, will be significantly reduced in the short term. However, the Company hopes to grow revenue from new software partners with whom it has recently entered into business relationships.

HELIOS & MATHESON NORTH AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. QUARTERLY RESULTS (UNAUDITED)
The following is a summary of the quarterly results of operations for the years ended December 31, 2009 and 2008.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share amounts)	2009	2009	2009	2009
Revenues	$3,796	$3,569	$3,562	$3,964
Gross profit	953	912	795	1,029
Loss from operations	(737)	(452)	(536)	(334)
Net loss	(743)	(455)	(540)	(338)
Net loss per share
Basic and diluted loss per share	$(0.31)	$(0.19)	$(0.23)	$(0.11)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share amounts)	2008	2008	2008	2008
Revenues	$4,772	$4,836	$5,038	$5,005
Gross profit	985	864	1,198	1,428
Loss from operations	(845)	(550)	(310)	(1,248)
Net loss	(830)	(545)	(301)	(1,248)
Net loss per share
Basic and diluted loss per share	$(0.35)	$(0.23)	$(0.13)	$(0.51)

Schedule II — Valuation and Qualifying Accounts

Col. A	Col. B	Col. C		Col. D		Col. E
		Additions
		(1)	(2)
	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other Accounts	Deductions —		Balances at
Description	Period	Expenses	Describe	Describe		End of Period
Reserves and allowances deducted from asset accounts:
For the year ended December 31, 2009
Allowance for doubtful accounts	$209,771	$60,000	$—	$(48,892	)(a)	$220,879
For the year ended December 31, 2008
Allowance for doubtful accounts	$221,970	$50,000	$—	$(62,199	)(b)	$209,771
For the year ended December 31, 2007
Allowance for doubtful accounts	$225,741	$93,000	$—	$(96,771	)(c)	$221,970

(a)	Uncollectible accounts written off during 2009.

(b)	Uncollectible accounts written off during 2008.

(c)	Uncollectible accounts written off during 2007.

S-1

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

3.1	Certificate of Incorporation of the Registrant.

3.2	Bylaws of Helios & Matheson North America Inc.

4.1	Specimen Common Stock Certificate.

10.1	Securities Purchase Agreement between the Company and Helios & Matheson Information Technology Ltd. dated as of November 18, 2009.

10.1.1	Amended and Restated 1997 Stock Option and Reward Plan, incorporated by reference to Annex J to the Company’s Definitive Proxy Statement, as previously filed with the SEC on June 27, 2005. †

10.1.2	Amendment No. 1 to the Registrant’s Amended and Restated 1997 Stock Option and Award Plan, incorporated by reference to Exhibit 10.2 on Form 8-K, as previously filed with the SEC on June 9, 2006. †

10.1.3
Amendment No. 2 to the Registrant’s Amended and Restated 1997 Stock Option and Award Plan, incorporated by reference to Exhibit 10.1.3 to the Form 10-K for the period ended December 31, 2006, as previously filed with the SEC on March 29, 2007. †

10.1.4
Form of Restricted Stock Award Grant and Notice Agreement between the Registrant and each of its Non-Employee Directors, incorporated by reference to Exhibit 10.9 to the Form 10-Q for the nine months ended September 30, 2005, as previously filed with the SEC on November 14, 2005. †

10.1.5
Form of Non-Qualified Stock Option Agreement between the Registrant and each of its Non-Employee Directors incorporated by reference to Exhibit 10.10 to the Form 10-Q for the nine months ended September 30, 2005, as previously filed with the SEC on November 14, 2005. †

10.2	Loan and Security Agreement between the Registrant and Keltic Financial Partners II, LP dated December 29, 2009.

10.3
Form of Indemnification Agreement between the Registrant and certain of its Directors and its Chief Executive Officer, incorporated by reference to Exhibit 10.12 to the Form 10-Q for the period ended September 30, 2003 as previously filed with the SEC on November 14, 2003. †

10.4
Employment Agreement, dated as of May 1, 2006, between the Registrant and Salvatore M. Quadrino, incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, as previously filed with the SEC on May 1, 2006. †

10.5
Amended Employment Agreement, dated as of May 9, 2008, between the Registrant and Salvatore M. Quadrino, incorporated by reference to Exhibit 10.9 to the Form 10-K, as previously filed with the SEC on March 31, 2009. †

10.6
Form of Release and Covenant Not to Sue entered into by the Registrant releasing certain parties, incorporated by reference to Exhibit 10.1 on Form 8-K, as previously filed with the SEC on June 2, 2006.

10.7
Form of Release and Covenant Not to Sue entered into by the certain parties releasing the Registrant, incorporated by reference to Exhibit 10.2 on Form 8-K, as previously filed with the SEC on June 2, 2006.

Exhibit
Number	Description of Exhibits

10.8
Professional Services Agreement by and between the Registrant and IonIdea, Inc., dated as of August 1, 2008, incorporated by reference to Exhibit 10.1 to the Form 10-Q as previously filed with the SEC on November 13, 2008.

10.9
Letter from Helios and Matheson Information Technology Ltd. dated March 26, 2007, incorporated by reference to Exhibit 10.14 to the Form 10-K for the period ended December 31, 2006, as previously filed with the SEC on March 29, 2007.

21	Helios & Matheson North America, Inc. List of Subsidiaries.

23.2	Consent of Mercadien, P.C., Certified Public Accountants.

31.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Interim Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensation plan.