Form 10-Q
period 2010-03-31
Helios & Matheson North America Inc.
filed 2010-05-14
CIK 1040792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-22945
HELIOS & MATHESON NORTH AMERICA INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3169913

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

200 Park Avenue South New York, New York 10003	(212) 979-8228

(Address of Principal Executive Offices)	(Registrant’s Telephone Number, Including Area Code)
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
As of May 12, 2010, there were 3,086,362 shares of common stock, with $.01 par value per share, outstanding.

HELIOS & MATHESON NORTH AMERICA INC.

Part I. Financial Information

Item 1.	Financial Statements
HELIOS & MATHESON NORTH AMERICA INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,013,299	$1,354,989
Accounts receivable- less allowance for doubtful accounts of $209,644 at March 31, 2010, and $220,879 at December 31, 2009	2,442,737	2,471,705
Unbilled receivables	96,949	184,229
Prepaid expenses and other current assets	140,837	178,879

Total current assets	3,693,822	4,189,802
Property and equipment, net	63,084	79,952
Deposits and other assets	150,953	154,703

Total assets	$3,907,859	$4,424,457

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,586,431	$1,630,054
Deferred revenue	69,758	184,904

Total current liabilities	1,656,189	1,814,958

Shareholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2010, and December 31, 2009	—	—
Common stock, $.01 par value; 30,000,000 shares authorized; 3,086,362 issued and outstanding as of March 31, 2010, and December 31, 2009	30,864	30,864
Paid-in capital	35,846,527	35,840,669
Accumulated other comprehensive income — foreign currency translation	1,470	2,084
Accumulated deficit	(33,627,191)	(33,264,118)

Total shareholders’ equity	2,251,670	2,609,499

Total liabilities and shareholders’ equity	$3,907,859	$4,424,457

See accompanying notes to consolidated financial statements.

HELIOS & MATHESON NORTH AMERICA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2010	2009
	(unaudited)	(unaudited)

Revenues	$3,444,592	$3,796,497
Cost of revenues	2,643,944	2,843,467

Gross profit	800,648	953,030
Operating expenses:
Selling, general & administrative	1,145,449	1,655,362
Depreciation & amortization	16,846	34,821

	1,162,295	1,690,183

Loss from operations	(361,647)	(737,153)
Other income(expense):
Interest income-net	3,074	1,416

	3,074	1,416

Loss before income taxes	(358,573)	(735,737)
Provision for income taxes	4,500	7,424

Net loss	(363,073)	(743,161)
Other comprehensive loss — foreign currency adjustment	(614)	(2,147)

Comprehensive loss	$(363,687)	$(745,308)

Basic and diluted loss per share	$(0.12)	$(0.31)

See accompanying notes to consolidated financial statements.

HELIOS & MATHESON NORTH AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(363,073)	$(743,161)
Adjustments to reconcile net loss to net cash used in operating activities, net of acquired assets:
Depreciation and amortization	16,847	34,821
Provision for doubtful accounts	15,000	15,000
Stock based compensation	5,858	6,122
Amortization of deferred financing cost	3,750	1,941
Changes in operating assets and liabilities:
Accounts receivable	13,968	353,039
Unbilled receivables	87,280	(6,941)
Prepaid expenses and other current assets	38,042	110,690
Deposits	—	1,750
Accounts payable and accrued expenses	(43,623)	(9,206)
Deferred revenue	(115,146)	146,847

Net cash used in operating activities	(341,097)	(89,098)

Cash flows from investing activities:
Sale/(Purchase) of property and equipment	21	391

Net cash provided by investing activities	21	391

Cash flows from financing activities:
Net cash provided by financing activities	—	—
Effect of foreign currency exchange rate changes on cash and cash equivalents	(614)	(2,147)

Net decrease in cash and cash equivalents	(341,690)	(90,854)
Cash and cash equivalents at beginning of period	1,354,989	912,272

Cash and cash equivalents at end of period	$1,013,299	$821,418

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—

Cash paid during the period for income taxes — net of refunds	$9,028	$(58,435)

See accompanying notes to consolidated financial statements

HELIOS & MATHESON NORTH AMERICA INC.
Notes to Consolidated Financial Statements
(Unaudited)
1) GENERAL:
These financial statements should be read in conjunction with the financial statements contained in Helios & Matheson North America Inc.’s (“Helios and Matheson” or the “Company”) Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) and the accompanying financial statements and related notes thereto. The accounting policies used in preparing these financial statements are the same as those described in the Company’s Form 10-K for the year ended December 31, 2009.
2) CONTROLLED COMPANY:
The Board of Directors has determined that Helios and Matheson is a “Controlled Company” for purposes of NASDAQ listing requirements. A “Controlled Company” is a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company. Certain NASDAQ requirements do not apply to a “Controlled Company”, including requirements that: (i) a majority of its Board of Directors must be comprised of “independent” directors as defined in NASDAQ’s rules; and (ii) the compensation of officers and the nomination of directors be determined in accordance with specific rules, generally requiring determinations by committees comprised solely of independent directors or in meetings at which only the independent directors are present. The Board of Directors has determined that Helios and Matheson is a “Controlled Company” based on the fact that Helios and Matheson Information Technology, Ltd. (“Helios and Matheson Parent”) holds approximately 69% of the voting power of the Company.
3) INTERIM FINANCIAL STATEMENTS:
In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 2010, the consolidated results of operations for the three month period ended March 31, 2010 and 2009 and cash flows for the three month period ended March 31, 2010 and 2009. The Company has performed an evaluation of subsequent events through May 14, 2010 based upon reviews of the Company’s financial transactions through that date and inquiries conducted by the Company’s interim Chief Executive Officer of senior management and the Board of Directors.
The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Form 10-K filed by the Company for the year ended December 31, 2009.
The consolidated results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for any other interim period or for the full year.
For the twelve month period ended December 31, 2009, the Company reported an operating loss of approximately ($2.1) million and for the three month period ended March 31, 2010, the Company reported an operating loss of approximately ($362,000). While the Company continues to focus on revenue growth and cost reductions, including but not limited to outsourcing and off-shoring solutions, in an attempt to improve its financial condition, there can be no assurance that the Company will be profitable in future periods.
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
The Company uses the modified prospective application method as specified by the Financial Accounting Standards Board (“FASB”), whereby compensation cost is recognized over the remaining service period based on the grant-date fair value of those awards as calculated for pro forma disclosures as originally issued. For the three month period ended March 31, 2010 and 2009, the Company recorded stock based compensation expense of $5,858 and $6,122, respectively.
Information with respect to options under the Company’s Plan is as follows:

Weighted
	Number of	Average
	Shares	Exercise Price
Balance — December 31, 2009	35,500	$4.62
Granted during 1st Qtr 2010	—	—
Exercised during 1st Qtr 2010	—	—
Forfeitures during 1st Qtr 2010	—	—

Balance — March 31, 2010	35,500	$4.62
The following table summarizes the status of the stock options outstanding and exercisable at March 31, 2010:

				Number of
	Weighted		Weighted-	Stock
Exercise Price	Average	Number of	Remaining	Options
Range	Exercise Price	Options	Contractual Life	Exercisable
$0.00 – $4.80	$3.06	15,500	1.2 years	15,500
$4.80 – $9.60	$5.82	20,000	6.1 years	15,000

		35,500		30,500

At March 31, 2010, 30,500 stock options were exercisable with a weighted average exercise price of $4.42.

5) NET LOSS PER SHARE:
The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
	2010	2009
Numerator for basic net loss per share
Net loss	$(363,073)	$(743,161)

Net loss available to common stockholders	$(363,073)	$(743,161)

Numerator for diluted net loss per share
Net loss available to common stockholders & assumed conversion	$(363,073)	$(743,161)

Denominator:
Denominator for basic and diluted loss per share — weighted-average shares	3,086,362	2,396,707

Basic and diluted loss per share:
Net loss per share	$(0.12)	$(0.31)

During the three month period ended March 31, 2010 and March 31, 2009, all options and warrants outstanding were excluded from the computation of net loss per share because the effect would have been anti-dilutive.
6) CONCENTRATION OF CREDIT RISK:
The revenue of two customers represented approximately 21% and 20% of the revenues for the three month period ended March 31, 2010. The revenues of two customers represented approximately 26% and 14% of revenues for the same period in 2009. No other customer represented greater than 10% of the Company’s revenues for such periods.
7) CREDIT ARRANGEMENT:
The Company has entered into a Loan and Security Agreement (‘the Loan Agreement”) with Keltic Financial Partners, LP II (“Keltic”). The Loan Agreement, which was set to expire December 31, 2009, has been extended through December 31, 2010 with no material changes in terms and conditions. Under the Loan Agreement, the Company has a line of credit up to $1.0 million based on the Company’s eligible accounts receivable balances at an interest rate based on the higher of prime rate plus 2.75%, 90 day LIBOR rate plus 5.25% or 7%. Net availability at March 31, 2010 was approximately $1.0 million. The Loan Agreement has certain financial covenants that shall apply only if the Company has any outstanding obligations to Keltic including borrowing under the facility. The Company had no outstanding balance at March 31, 2010, or at December 31, 2009, under the Loan Agreement.
8) CONTRACTUAL OBLIGATIONS AND COMMITMENTS:
The Company has the following commitments as of March 31, 2010: obligations resulting from one employment contract and two operating lease obligations. The Company has two operating leases for its corporate headquarters located in New York and its branch office in New Jersey. The Company is also currently using a facility in Massachusetts on a month-to-month basis through May 31, 2010.
The Company is unlikely to renew its lease for the New Jersey facility which expires August 31, 2010.

The Company’s commitments at March 31, 2010, are comprised of the following:

	Payments Due by Period
					More Than 5
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	Years

Long Term Obligations
Employment Contracts (1)	55,000	55,000	—	—	—
Operating Lease Obligations
Rent (2)	718,448	339,469	378,979	—	—

Total	$773,448	$394,469	$378,979	$—	$—

(1)
The Company has an employment agreement with its one named Executive Officer, Salvatore M. Quadrino, the Company’s interim Chief Executive Officer, Chief Financial Officer and Secretary. Under Mr. Quadrino’s employment agreement, Mr. Quadrino will serve in a dual capacity as interim Chief Executive Officer and Chief Financial Officer at an annual salary of $220,000. Mr. Quadrino’s employment agreement is set to expire June 30, 2010.

(2)
The Company has a New York facility with a lease term expiring July 31, 2012 and a New Jersey facility with a lease term expiring August 31, 2010. The Company is unlikely to renew the lease for its New Jersey facility.

As of March 31, 2010, the Company does not have any “Off Balance Sheet Arrangements”.
9) PROVISION FOR INCOME TAXES
The provision for income taxes as reflected in the consolidated statements of operations varies from the expected statutory rate primarily due to a provision for minimum state taxes and the recording of additional valuation allowance against deferred tax assets. Internal Revenue Code Section 382 (the “Code”) places a limitation on the utilization of Federal net operating loss and other credit carry-forwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percent change in ownership occurs. On September 5, 2006, Helios and Matheson Parent acquired a greater than 50 percent ownership of the Company. Accordingly, the actual utilization of the net operating loss carry-forwards for tax purposes are limited annually under the Code to a percentage (currently about four and a half percent) of the fair market value of the Company at the date of this ownership change. The Company did not generate taxable income during the three months ended March 31, 2010. The Company maintains a valuation allowance against additional deferred tax assets arising from net operating loss carry-forwards since, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
10) SUBSEQUENT EVENTS
On May 12, 2010, the Company’s Board of Directors resolved that NR Suparna would be appointed as the Company’s Chief Operating Officer, effective on May 20, 2010, the date of the Company’s Annual Shareholder Meeting.
Mr. Suparna, age 63, has over 35 years of diverse sales, marketing and management experience. From 2004 to 2009, Mr. Suparna served as President and CEO of the Bangalore, India operation of Helios and Matheson Information Technology Ltd., the Company’s parent. Mr. Suparna has also served as a Director of Helios & Matheson Global Services Pvt. Ltd., the Company’s wholly-owned subsidiary, since 2007. From 2000 to 2002, Mr. Suparna was the Chief Operating Officer of Swedish Match. The terms of Mr. Suparna’s employment agreement and compensation are currently under consideration and will be disclosed once finalized under a separate filing on a Form 8-K.
On May 12, 2010, the Company’s Board of Directors also resolved that effective May 20, 2010, Mr. Salvatore M. Quadrino will cease to serve as interim Chief Executive Officer of the Company and will revert back to his original role as the Company’s Chief Financial Officer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of significant factors affecting the Company’s operating results, liquidity and capital resources should be read in conjunction with the accompanying financial statements and related notes.
Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term under Section 27A of the Securities Act of 1933, as amended, and under Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the SEC. Such forward-looking statements involve risk and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements may include, without limitation, statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. The important factors on which such statements are based, include but are not limited to, assumptions concerning the impact of the recent economic crisis and ongoing economic uncertainty, including the impact on the IT spending of the Company’s customers, demand trends in the information technology industry and the continuing needs of current and prospective customers for the Company’s services.
Overview
Since 1983, Helios and Matheson has provided IT services and solutions to Fortune 1000 companies and other large organizations. In 1997, Helios and Matheson became a public company headquartered in New York, New York. In addition, the Company has offices in Clark, New Jersey, Chelmsford, Massachusetts and Bangalore, India. The Company’s common stock is currently listed on the NASDAQ Capital Market CM under the symbol “HMNA”. Prior to January 30, 2007, the Company’s name was The A Consulting Team, Inc.
Helios and Matheson provides a wide range of high quality, consulting solutions, through an integrated suite of market driven Service Lines in the areas of Application Value Management, Application Development and Integration, Independent Validation, Information Management and Strategic Sourcing for Fortune 1000 companies and other large organizations. These services historically account for approximately 90% of the Company’s revenues. The Company’s solutions are based on an understanding of each client’s enterprise model. The Company’s accumulated knowledge may be applied to new projects such as planning, designing and implementing enterprise-wide information systems, database management services, performance optimization, migrations and conversions, strategic sourcing, outsourcing and systems integration.
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

The Company believes that its business, operating results and financial condition have been harmed by the recent economic crisis and ongoing economic uncertainty. A significant portion of the Company’s major customers are in the financial services, pharmaceutical and manufacturing/automotive industries and came under considerable pressure as a result of the unprecedented economic conditions in the financial markets. Spending on IT consulting services is largely discretionary. While the Company has not lost any major clients, it has experienced a pushback of new assignments from existing clients and difficulty in replacing completed projects, both of which have impacted revenue growth through 2010 year to date.
For the three months ended March 31, 2010, approximately 87% of the Company’s consulting services revenues were generated from clients under time and materials engagements, as compared to approximately 73% for the three months ended March 31, 2009, with the remainder generated under fixed-price engagements. The Company has established standard-billing guidelines for consulting services based on the types of services offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a semi-monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.
The Company’s most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company’s operating performance is primarily based upon billing margins (billable hourly rate less the consultant’s hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). For the three month period ended March 31, 2010, gross margin was 23.2% as compared to 25.1% for the three month period ended March 31, 2009. The decrease in gross margin is primarily a result of a decrease in higher margin project revenue. Large portions of the Company’s engagements are on a time and materials basis. While most of the Company’s engagements allow for periodic price adjustments to address, among other things, increases in consultant costs, to date clients have been averse to accepting cost increases. Additionally, during the past three years, an increasing number of the Company’s clients are outsourcing the management of their time and material engagements to external Vendor Management Organizations (“VMOs”) as a means of monitoring and controlling the costs of external service providers. The Company has been challenged with absorbing the costs associated with the VMOs which have negatively impacted the Company’s margins.
Helios and Matheson actively manages its personnel utilization rates by monitoring project requirements and timetables. Helios and Matheson’s utilization rate for the three month period ended March 31, 2010 was approximately 94% as compared to approximately 78% for the three month period ended March 31, 2009. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in Helios and Matheson’s training programs in order to expand their technical skill sets. The Company carefully monitors consultants that are not utilized. While the Company has established guidelines for the amount of non-billing time that it allows before a consultant is terminated, actual terminations vary as circumstances warrant.
Helios and Matheson markets and distributes software products developed by independent software developers. The Company believes its relationships with approximately 52 software clients throughout the country provide opportunities for the delivery of additional Company consulting and training services. The software products offered by Helios and Matheson are developed in the United States, England and Finland and marketed primarily through trade shows, direct mail, telemarketing, client presentations and referrals.
Historically, the Company has generated revenues by selling software licenses. In addition to initial software license fees, the Company has historically derived revenues from the annual renewal of software licenses. Because future obligations associated with such revenue are insignificant, revenues from the sale of software licenses are recognized upon delivery of the software to a customer. The Company views software sales as ancillary to its core consulting services business. Revenue generated from software sales have varied from period to period. For the three month period ending March 31, 2010, revenue from the software service line was approximately 10% of the Company’s total revenues.
On March 15, 2010, Cogito, a software company whose products the Company has marketed since 1991 under an exclusive perpetual distribution agreement, notified the Company of Cogito’s intent to terminate the agreement effective thirty days from the date of notice. The Company disputes that there are any valid grounds for termination of the Cogito agreement and communicated its position to Cogito after receiving Cogito’s notice of termination. Thus far, the Company and Cogito have not reached a mutual resolution of the matter and the Company has reserved all of its rights and continues to explore all available legal remedies. As a result of Cogito’s actions, the Company expects that future software product revenues will be significantly reduced until or unless the Company develops an alternate software business line.

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

Results of Operations
The following table sets forth the percentage of revenues of certain items included in the Company’s Statements of Operations:

	Three Months Ended
	March 31,
	2010	2009
Revenues	100.0%	100.0%
Cost of revenues	76.8%	74.9%

Gross profit	23.2%	25.1%
Operating expenses	33.7%	44.5%

Loss from operations	(10.5)%	(19.4)%

Net loss	(10.5)%	(19.6)%

Comparison of The Three Months Ended March 31, 2010 to The Three Months Ended March 31, 2009
Revenues. Revenues for the three months ended March 31, 2010 were $3.4 million compared to $3.8 million for the three months ended March 31, 2009. The decrease is primarily attributable to a decline in consulting revenue due to difficulty in replacing completed projects and a pushback of new assignments from existing clients primarily as a result of the continuing economic uncertainty still adversely affecting spending on IT services.
Gross Profit. The resulting gross profit for the three months ended March 31, 2010 was $801,000 compared to $953,000 for the three months ended March 31, 2009. As a percentage of total revenues, gross margin for the three months ended March 31, 2010 was 23.2% compared to 25.1% for the three months ended March 31, 2009. Gross margin has declined primarily as a result of a decrease in higher margin project revenue.
Operating Expenses. Operating expenses are comprised of Selling, General and Administrative (“SG&A”) expenses, and depreciation and amortization. SG&A expenses for the three months ended March 31, 2010 were $1.1 million compared to the 2009 comparable period level of $1.7 million. The decrease in SG&A expenses is associated with various cost reduction initiatives including, but not limited to, a reduction in employee headcount. Depreciation and amortization expenses decreased $18,000 from $35,000 for the three months ended March 31, 2009 to $17,000 for the three months ended March 31, 2010.
Taxes. Taxes for the three months ended March 31, 2010 were $5,000 compared to $7,000 for the three months ended March 31, 2009. For the three months ended March 31, 2010, the Company recorded a tax provision of $5,000 for minimum state taxes compared to a provision for minimum state taxes of $5,000 and a provision to return adjustment of $2,000 from the filing of state and federal tax returns for the three months ended March 31, 2009.
Net Loss. As a result of the above, the Company incurred a net loss of ($363,000) or ($0.12) per basic and diluted share for the three months ended March 31, 2010 compared to a net loss of ($743,000) or ($0.31) per basic and diluted share for the three months ended March 31, 2009.

Liquidity and Capital Resources
The Company had an operating loss of ($362,000) and a net loss of ($363,000) for the three months ended March 31, 2010. During the three months ended March 31, 2009, the Company had an operating loss of ($737,000) and a net loss of ($743,000). The Company believes that its business, operating results and financial condition have been harmed by the recent economic crisis and ongoing economic uncertainty which continue to adversely affect the IT spending of its clients. A significant portion of the Company’s major customers are in the financial services industry and came under considerable pressure as a result of the recent unprecedented economic conditions in the financial markets. While the Company has not lost any major clients, it has experienced a pushback of new assignments from existing clients and difficulty replacing high-margin completed projects, both of which have impacted revenue growth through the first quarter of 2010. While the Company continues to focus on revenue growth and cost reductions, including but not limited to eliminating non-billing resources, outsourcing and off-shoring solutions, in an attempt to improve its financial condition, there can be no assurance that the Company will be profitable in future periods.
The Company’s cash balances were $1.0 million at March 31, 2010 and $1.4 million at December 31, 2009. Net cash used in operating activities for the three months ended March 31, 2010 was $341,000 compared to net cash used in operating activities of $89,000 for the three months ended March 31, 2009.
The Company’s accounts receivable, less allowance for doubtful accounts, at March 31, 2010 and at December 31, 2009 were $2.5 million and $2.7 million, respectively, representing 68 and 60 days of sales outstanding (“DSO”), respectively. The increase in DSO is attributed to an extension in payment terms for one major client as well as a limited number of dated client disputes. The accounts receivable at March 31, 2010 and December 31, 2009 included $97,000 and $184,000 of unbilled revenue, respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.
For the three month periods ended March 31, 2010 and March 31, 2009, there was no cash provided by investing activities. Additions to property and equipment of $3,000 for the three month period ended March 31, 2010 and $5,000 for the three month period ended March 31, 2009 were offset by proceeds in like amounts from the sale of Company automobiles in the comparable periods.
There was no cash provided by or used in financing activities for the three month periods ended March 31, 2010 and March 31, 2009, respectively.
The Company has entered into a Loan and Security Agreement with Keltic. The Loan Agreement, which was set to expire December 31, 2009, has been extended through December 31, 2010 with no material changes in terms and conditions. Under the Loan Agreement, the Company has a line of credit up to $1.0 million based on the Company’s eligible accounts receivable balances at an interest rate that is based on the higher of prime rate plus 2.75%, 90 day LIBOR rate plus 5.25% or 7%. Availability at March 31, 2010 was $1.0 million. The Loan Agreement has certain financial covenants that shall apply only if the Company has any outstanding obligations to Keltic including borrowing under the facility. The Company had no outstanding balance at March 31, 2010, or at December 31, 2009, under the Loan Agreement.
In management’s opinion, cash flows from operations and borrowing capacity (assuming obtaining a commercially reasonable consent if required) combined with cash on hand will provide adequate flexibility for funding the Company’s working capital obligations for the next twelve months.
For the three months ended March 31, 2010, there were no shares of common stock issued pursuant to the exercise of options issued under the Company’s stock option plan.
Off Balance Sheet Arrangements
As of March 31, 2010, the Company does not have any “Off Balance Sheet Arrangements”.
Contractual Obligations and Commitments
The Company has the following commitments as of March 31, 2010: obligations of one employment contract and two operating lease obligations. The Company has two operating leases for its corporate headquarters located in New York and its branch office in New Jersey. The Company is also currently using a facility in Massachusetts on a month-to-month basis through May 31, 2010.

The Company is unlikely to renew its lease for the New Jersey facility which expires August 31, 2010.
The Company’s commitments at March 31, 2010 are reflected and further detailed in the Contractual Obligation table located in Part I, Item 1, Note 8 of this Form 10-Q.
Inflation
The Company has not suffered material adverse affects from inflation in the past. However, a substantial increase in the inflation rate in the future may adversely affect customers’ purchasing decisions, may increase the costs of borrowing or may have an adverse impact on the Company’s margins and overall cost structure.
Recent Accounting Pronouncements
None.

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
Changes in internal control. There were no significant changes in the Company’s internal control over financial reporting in connection with the evaluation that occurred during its first fiscal quarter of 2010 that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.
Part II. Other Information

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
The Company’s 2009 Annual Report on Form 10-K includes a detailed discussion of risk factors. Additional risks or uncertainties not currently known to the Company or that the Company deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in the Company’s Form 10-K for the year ended December 31, 2009.

Going Concern and Capital Requirements
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2010, the Company had $1.0 million of cash and cash equivalents on hand as compared to $1.4 million at December 31, 2009. The Company has a line of credit up to $1.0 million with Keltic based on the Company’s eligible accounts receivable balances which is subject to certain financial covenants that shall apply only if the Company has any outstanding obligations to Keltic including borrowing under the facility. The combination of an outstanding balance at the end of any fiscal quarter and earnings before taxes, depreciation and amortization of less than $25,000 for that quarter will cause a default under the Loan Agreement and may require the Company to obtain a waiver from Keltic or limit the Company’s access to the line of credit. The Keltic line of credit, which was set to expire on December 31, 2009, has been extended through December 31, 2010 with no material changes in terms and conditions. For the twelve month period ended December 31, 2009 the Company reported a net loss of ($2.1) million. For the three month period ended March 31, 2010, the Company reported a net loss of ($363,000). Beyond December 31, 2010, there is no guarantee that the Company will be able to renew or replace its current financing upon expiration on commercially reasonable terms or at all. Based upon the Company’s reduced liquidity and net losses, the ability of the Company to continue as a going concern is dependent on the Company achieving profitable operations and or obtaining additional sources of financing within the current fiscal year.
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
NASDAQ Listing
The NASDAQ Capital Market’sCM continued listing requirements, as applicable to the Company, include requirements that a company maintain a minimum shareholders’ equity of $2,500,000, a minimum bid price of $1 and that the market value of its publicly held shares (the market value of its shares not held by officers, directors or beneficial owners of more than 10% of the Company’s total shares outstanding) be at least $1,000,000.
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
As of March 31, 2010, the Company’s shareholders’ equity was $2,251,670 which is below the minimum $2,500,000 requirement. At the close of business on May 12, 2010, the bid price for a share of the Company’s stock was $1.15, and the Company believes the value of its publicly held shares was approximately $1,085,018 based upon the public filings of our officers, directors and beneficial owners.
If the Company’s common stock is delisted from The NASDAQ Capital MarketCM, the market liquidity of the Company’s common stock will likely be significantly limited, which would reduce shareholders’ ability to sell the Company’s common stock. Additionally, any such delisting could harm the Company’s ability to raise capital through alternative financing sources on acceptable terms, if at all, and may result in the loss of confidence in the Company’s financial stability by suppliers, customers and employees. In addition, a delisting would likely increase the price volatility of the Company’s shares of common stock and have a material adverse impact on the price of the Company’s shares of common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information
On May 12, 2010, the Company’s Board of Directors resolved that NR Suparna would be appointed as the Company’s Chief Operating Officer, effective on May 20, 2010, the date of the Company’s Annual Shareholder Meeting.
Mr. Suparna, age 63, has over 35 years of diverse sales, marketing and management experience. From 2004 to 2009, Mr. Suparna served as President and CEO of the Bangalore, India operation of Helios and Matheson Information Technology Ltd., the Company’s parent. Mr. Suparna has also served as a Director of Helios & Matheson Global Services Pvt. Ltd., the Company’s wholly-owned subsidiary, since 2007. From 2000 to 2002, Mr. Suparna was the Chief Operating Officer of Swedish Match. The terms of Mr. Suparna’s employment agreement and compensation are currently under consideration and will be disclosed once finalized under a separate filing on a Form 8-K.
On May 12, 2010, the Company’s Board of Directors also resolved that effective May 20, 2010, Mr. Salvatore M. Quadrino will cease to serve as interim Chief Executive Officer of the Company and will revert back to his original role as the Company’s Chief Financial Officer.

Item 6.	Exhibits
(a)	Exhibits

3.1	Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Form 10-K, as previously filed with the SEC on March 31, 2010.

3.2	Bylaws of Helios & Matheson North America Inc., incorporated by reference to Exhibit 3.2 to the Form 10-K, as previously filed with the SEC on March 31, 2010.

31.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Interim Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIOS & MATHESON NORTH AMERICA INC.
	By:	/s/ Salvatore M. Quadrino
Date: May 14, 2010		Salvatore M. Quadrino
Interim Chief Executive Officer and Chief Financial Officer