Form 10-Q
period 2010-06-30
Helios & Matheson North America Inc.
filed 2010-08-16
CIK 1040792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-22945
HELIOS & MATHESON NORTH AMERICA INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3169913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Park Avenue South	(212) 979-8228
New York, New York 10003	(Registrant’s Telephone Number,
(Address of Principal Executive Offices)	Including Area Code)
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
As of August 12, 2010, there were 5,826,088 shares of common stock, with $.01 par value per share, outstanding.

HELIOS & MATHESON NORTH AMERICA INC.

Part I. Financial Information

Item 1.	Financial Statements
HELIOS & MATHESON NORTH AMERICA INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,051,244	$1,354,989
Accounts receivable- less allowance for doubtful accounts of $321,347 at June 30, 2010, and $220,879 at December 31, 2009	2,182,803	2,471,705
Unbilled receivables	84,993	184,229
Prepaid expenses and other current assets	145,656	178,879

Total current assets	3,464,696	4,189,802
Property and equipment, net	48,883	79,952
Deposits and other assets	147,203	154,703

Total assets	$3,660,782	$4,424,457

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,789,306	$1,630,054
Deferred revenue	46,234	184,904

Total current liabilities	1,835,540	1,814,958

Shareholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2010, and December 31, 2009	—	—
Common stock, $.01 par value; 30,000,000 shares authorized; 3,086,362 issued and outstanding as of June 30, 2010, and December 31, 2009	30,864	30,864
Paid-in capital	35,848,180	35,840,669
Accumulated other comprehensive income — foreign currency translation	111	2,084
Accumulated deficit	(34,053,913)	(33,264,118)

Total shareholders’ equity	1,825,242	2,609,499

Total liabilities and shareholders’ equity	$3,660,782	$4,424,457

See accompanying notes to consolidated financial statements.

HELIOS & MATHESON NORTH AMERICA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$6,405,385	$7,365,275	$2,960,793	$3,568,778
Cost of revenues	4,951,184	5,500,170	2,307,240	2,656,703

Gross profit	1,454,201	1,865,105	653,553	912,075
Operating expenses:
Selling, general & administrative	2,208,019	2,984,387	1,062,570	1,329,025
Depreciation & amortization	31,047	69,790	14,201	34,969

	2,239,066	3,054,177	1,076,771	1,363,994

Loss from operations	(784,865)	(1,189,072)	(423,218)	(451,919)
Other income(expense):
Interest income-net	4,070	2,603	996	1,187

	4,070	2,603	996	1,187

Loss before income taxes	(780,795)	(1,186,469)	(422,222)	(450,732)
Provision for income taxes	9,000	11,334	4,500	3,910

Net loss	(789,795)	(1,197,803)	(426,722)	(454,642)
Other comprehensive loss — foreign currency adjustment	(1,973)	(4,577)	(1,359)	(2,430)

Comprehensive loss	$(791,768)	$(1,202,380)	$(428,081)	$(457,072)

Basic and diluted loss per share	$(0.26)	$(0.50)	$(0.14)	$(0.19)

See accompanying notes to consolidated financial statements.

HELIOS & MATHESON NORTH AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(789,795)	$(1,197,803)
Adjustments to reconcile net loss to net cash used in operating activities, net of acquired assets:
Depreciation and amortization	31,047	69,790
Provision for doubtful accounts	54,321	30,000
Stock based compensation	7,512	12,316
Amortization of deferred financing cost	7,500	3,882
Changes in operating assets and liabilities:
Accounts receivable	171,828	1,537,816
Unbilled receivables	99,236	(35,645)
Prepaid expenses and other current assets	33,224	33,751
Deposits	—	1,750
Accounts payable and accrued expenses	222,005	(395,729)
Deferred revenue	(138,670)	160,989

Net cash (used in)/provided by operating activities	(301,792)	221,117

Cash flows from investing activities:
Sale/(Purchase) of property and equipment	21	11,568

Net cash provided by investing activities	21	11,568

Cash flows from financing activities:
Payment of deferred financing cost	—	(5,000)

Net cash used in financing activities	—	(5,000)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,974)	(4,577)

Net (decrease)/increase in cash and cash equivalents	(303,745)	223,108
Cash and cash equivalents at beginning of period	1,354,989	912,272

Cash and cash equivalents at end of period	$1,051,244	$1,135,380

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—

Cash paid during the period for income taxes — net of refunds	$9,028	$(59,201)

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
2) CONTROLLED COMPANY:
The Board of Directors has determined that Helios and Matheson is a “Controlled Company” for purposes of The NASDAQ Stock Market (“NASDAQ”) listing requirements. A “Controlled Company” is a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company. Certain NASDAQ requirements do not apply to a “Controlled Company”, including requirements that: (i) a majority of its Board of Directors must be comprised of “independent” directors as defined in NASDAQ’s rules; and (ii) the compensation of officers and the nomination of directors be determined in accordance with specific rules, generally requiring determinations by committees comprised solely of independent directors or in meetings at which only the independent directors are present. The Board of Directors has determined that Helios and Matheson is a “Controlled Company” based on the fact that Helios and Matheson Information Technology, Ltd. (“Helios and Matheson Parent”) holds, as of August 6, 2010, approximately 84% of the voting power of the Company.
3) INTERIM FINANCIAL STATEMENTS:
In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 2010, the consolidated results of operations for the three and six month periods ended June 30, 2010 and 2009 and cash flows for the six month period ended June 30, 2010 and 2009.
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
The consolidated results of operations for the six month period ended June 30, 2010 are not necessarily indicative of the results to be expected for any other interim period or for the full year.
For the twelve month period ended December 31, 2009, the Company reported an operating loss of approximately ($2.1) million and for the three and six month periods ended June 30, 2010, the Company reported operating losses of approximately ($423,000) and ($785,000), respectively. While the Company continues to focus on revenue growth and cost reductions, including but not limited to outsourcing and off-shoring solutions, in an attempt to improve its financial condition, there can be no assurance that the Company will be profitable in future periods.
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
The Company uses the modified prospective application method as specified by the Financial Accounting Standards Board (“FASB”), whereby compensation cost is recognized over the remaining service period based on the grant-date fair value of those awards as calculated for pro forma disclosures as originally issued. For the three and six month period ended June 30, 2010, the Company recorded stock based compensation expense of $1,653 and $7,512. For the three and six month period ended June 30, 2009, the Company recorded stock based compensation expense of $6,192 and $12,316.
Information with respect to options under the Company’s Plan is as follows:

Weighted
	Number of	Average
	Shares	Exercise Price
Balance — December 31, 2009	35,500	$4.62
Granted during 1st Qtr 2010	—	—
Exercised during 1st Qtr 2010	—	—
Forfeitures during 1st Qtr 2010	—	—

Balance — March 31, 2010	35,500	$4.62
Granted during 2nd Qtr 2010	—	—
Exercised during 2nd Qtr 2010	—	—
Forfeitures during 2nd Qtr 2010	—	—

Balance — June 30, 2010	35,500	$4.62
The following table summarizes the status of the stock options outstanding and exercisable at June 30, 2010:

Stock Options Outstanding
				Number of
	Weighted		Weighted-	Stock
Exercise Price	Average	Number of	Remaining	Options
Range	Exercise Price	Options	Contractual Life	Exercisable
$0.00 - $4.80	$3.06	15,500	1.0 years	15,500
$4.80 - $9.60	$5.82	20,000	5.8 years	20,000

		35,500		35,500

At June 30, 2010, 35,500 stock options were exercisable with a weighted average exercise price of $4.62.

5) NET LOSS PER SHARE:
The following table sets forth the computation of basic and diluted net loss per share for the six months and the three months ended June 30, 2010 and 2009.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Numerator for basic net loss per share
Net loss	$(789,795)	$(1,197,803)	$(426,722)	$(454,642)

Net loss available to common stockholders	$(789,795)	$(1,197,803)	$(426,722)	$(454,642)

Numerator for diluted net loss per share
Net loss available to common stockholders & assumed conversion	$(789,795)	$(1,197,803)	$(426,722)	$(454,642)

Denominator:
Denominator for basic and diluted loss per share — weighted-average shares	3,086,362	2,396,707	3,086,362	2,396,707

Basic and diluted loss per share:
Net loss per share	$(0.26)	$(0.50)	$(0.14)	$(0.19)

During the six and three month periods ended June 30, 2010 and June 30, 2009, all options and warrants outstanding were excluded from the computation of net loss per share because the effect would have been anti-dilutive.
6) CONCENTRATION OF CREDIT RISK:
The revenues of two customers represented approximately 23% and 22% of the revenues for the six month period ended June 30, 2010. The revenues of two customers represented approximately 25% and 11% of revenues for the same period in 2009. No other customer represented greater than 10% of the Company’s revenues for such periods.
7) CREDIT ARRANGEMENT:
The Company has entered into a Loan and Security Agreement (“the Loan Agreement”) with Keltic Financial Partners, LP II (“Keltic”). The Loan Agreement, which was set to expire December 31, 2009, has been extended through December 31, 2010 with no material changes in terms and conditions. Under the Loan Agreement, the Company has a line of credit up to $1.0 million based on the Company’s eligible accounts receivable balances at an interest rate based on the higher of prime rate plus 2.75%, 90 day LIBOR rate plus 5.25% or 7%. Net availability at June 30, 2010 was approximately $1.0 million. The Loan Agreement has certain financial covenants that shall apply only if the Company has any outstanding obligations to Keltic including borrowing under the facility. The Company had no outstanding balance at June 30, 2010, or at December 31, 2009, under the Loan Agreement.
8) CONTRACTUAL OBLIGATIONS AND COMMITMENTS:
The Company has the following commitments as of June 30, 2010: two operating lease obligations, one for its corporate headquarters located in New York and another for its branch office in New Jersey.
The Company has decided not to renew or extend its lease for the New Jersey facility which expires August 31, 2010.

The Company’s commitments at June 30, 2010, are comprised of the following:

	Payments Due by Period
		Less Than	1 - 3	3 - 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long Term Obligations
Employment Contracts (1)	—	—	—	—	—
Operating Lease Obligations
Rent (2)	614,248	306,328	307,920	—	—

Total	$614,248	$306,328	$307,920	$—	$—

(1)
The Company’s employment agreement with Salvatore M. Quadrino, the Company’s prior Interim Chief Executive Officer and current Chief Financial Officer and Secretary, expired on June 30, 2010. The Company elected not to renew this agreement. Effective July 1, 2010, no named executive officers of the Company have employment agreements.

(2)
The Company has a New York facility with a lease term expiring July 31, 2012, and a New Jersey facility with a lease term expiring August 31, 2010. The Company has decided not to renew or extend the lease for the New Jersey facility but instead to consolidate its operations in its New York facility.

As of June 30, 2010, the Company does not have any “Off Balance Sheet Arrangements”.
9) PROVISION FOR INCOME TAXES
The provision for income taxes as reflected in the consolidated statements of operations varies from the expected statutory rate primarily due to a provision for minimum state taxes and the recording of additional valuation allowance against deferred tax assets. Internal Revenue Code Section 382 (the “Code”) places a limitation on the utilization of Federal net operating loss and other credit carry-forwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percent change in ownership occurs. On September 5, 2006, Helios and Matheson Parent acquired a greater than 50 percent ownership of the Company. Accordingly, the actual utilization of the net operating loss carry-forwards for tax purposes are limited annually under the Code to a percentage (currently about four and a half percent) of the fair market value of the Company at the date of this ownership change. The Company did not generate taxable income during the six months ended June 30, 2010. The Company maintains a valuation allowance against additional deferred tax assets arising from net operating loss carry-forwards since, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
10) SUBSEQUENT EVENTS
Management completed an analysis of all subsequent events occurring after June 30, 2010, the balance sheet date, through August 16, 2010, the date upon which the quarter-end consolidated financial statements were issued, and determined the following disclosures to be necessary or appropriate:
On July 20, 2010, the Company received a letter from NASDAQ regarding compliance with NASDAQ Listing Rule 5550(a)(5) which requires a minimum market value of publicly held shares of $1,000,000. The Company received communication from NASDAQ that its market value of publicly held shares fell short of $1,000,000 for the last 30 consecutive business days. Pursuant to the Listing Rules, NASDAQ has communicated to the Company that it has 180 calendar days from July 20, 2010 to regain compliance. In order to regain compliance, the market value of publicly held shares must close at $1,000,000 or more for a minimum of 10 consecutive business days during the 180 day grace period.

On July 23, 2010, the Company received a second letter from NASDAQ regarding compliance with NASDAQ Listing Rule 5550(a)(2) which requires a minimum bid price of $1.00 per share. The Company received communication from NASDAQ that the bid price of its listed securities closed below $1.00 for the last 30 consecutive business days. Pursuant to the Listing Rules, NASDAQ has communicated to the Company that it has a grace period of 180 calendar days from July 23, 2010, to regain compliance with the $1.00 minimum bid price requirement. In order to regain compliance, the bid price must close at $1.00 or more for a minimum of 10 consecutive business days during the 180 day grace period.
On July 21, 2010, the Board of Directors of Helios and Matheson (“the Board”) appointed Mr. David Quint, Jr. to serve as a member of the Board, increasing the number of directors to six.
On or about July 23, 2010, the Company became aware that Cogito Ltd (“Cogito”), a software company, whose products the Company has marketed since 1991 under an exclusive perpetual distribution agreement, initiated an action against the Company in the Supreme Court of the State of New York (New York County) assigned index no. 651072/2010 for claims for $282,000 for royalties allegedly owed to Cogito by the Company and for damages for alleged lost business and loss of goodwill and clients for amounts of over $2.0 million. On July 27, 2010, the Court granted Cogito a temporary restraining order that is expected to remain in force through the balance of August 2010 and ordered service of a copy of this order, together with the papers upon which it is granted by personal service upon the Company on or before July 27, 2010. This was not done. Additionally, the Company became aware that on or about July 27, 2010, Cogito filed an Amended Complaint wherein Cogito amended its allegations of claimed compensatory damages for breaches of the agreement and lost business, goodwill and clients to over $4.7 million.
Although the Company became aware of the action, the Company is disputing the purported service of process in relation thereto. The Company strongly disputes the claims and intends to vigorously defend the action and assert appropriate counter claims. A hearing is presently set for August 31, 2010 concerning Cogito’s request for injunctive relief and other relief from the Court. To date discovery has not commenced and no trial date is set.
On August 4, 2010, the Company entered into and consummated a Securities Purchase Agreement with Helios and Matheson Inc. (“HM Inc.”), a Delaware corporation and wholly-owned subsidiary of Helios and Matheson Parent, pursuant to which HM Inc. purchased 2,739,726 shares of the Company’s common stock at a price of $0.73 per share, equal to the closing bid price of the Company’s common stock on August 3, 2010, for a total investment of $2,000,000 (the “Private Placement”). The investment by HM Inc. was part of a plan submitted by the Company to NASDAQ to regain compliance with NASDAQ’s minimum $2,500,000 stockholders’ equity requirement. The Private Placement increased Helios and Matheson Parent’s ownership to approximately 84% of the voting power of the Company.
As a result of the Private Placement, which closed on August 6, 2010, the Company believes that it has regained compliance with NASDAQ’s minimum stockholders’ equity requirement of $2,500,000. NASDAQ will continue to monitor the Company’s ongoing compliance with the minimum stockholder’s equity requirement and, if at the time of the Company’s periodic report for the quarter ending September 30, 2010 the Company does not evidence compliance, the Company may be subject to delisting. The Company is evaluating alternative courses of action to resolve the bid price and market value of publicly held shares NASDAQ listing requirements which remain unresolved.
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

Overview
Since 1983, Helios and Matheson has provided IT services and solutions to Fortune 1000 companies and other large organizations. In 1997, Helios and Matheson became a public company headquartered in New York, New York. In addition, the Company has offices in Clark, New Jersey and Bangalore, India. The Company’s common stock is currently listed on the NASDAQ Capital MarketCM under the symbol “HMNA”. Prior to January 30, 2007, the Company’s name was The A Consulting Team, Inc.
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
Rapid technological advances and the wide acceptance and use of the Internet as a driving force in commerce accelerated the growth of the IT industry. These advances, including more powerful and less expensive computer technology, fueled the transition from predominantly centralized mainframe computer systems to open and distributed computing environments and the advent of capabilities such as relational databases, imaging, software development productivity tools, and web-enabled software. These advances expand the benefits that users can derive from computer-based information systems and improve the price-to-performance ratios of such systems. As a result, an increasing number of companies are employing IT in new ways, often to gain competitive advantages in the marketplace, and IT services have become an essential component of many company’s long-term growth strategies. The same advances that have enhanced the benefits of computer systems rendered the development and implementation of such systems increasingly complex, popularizing the outsourcing of IT development and services to third party IT service providers like the Company. Many companies outsource such work because outsourcing enables companies to realize cost efficiencies. Accordingly, organizations turn to external IT services organizations such as Helios & Matheson to develop, support and enhance their internal IT systems.
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
For the six months ended June 30, 2010, approximately 89% of the Company’s consulting services revenues were generated from clients under time and materials engagements, as compared to approximately 76% for the six months ended June 30, 2009, with the remainder generated under fixed-price engagements. The Company has established standard-billing guidelines for consulting services based on the types of services offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a semi-monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.

The Company’s most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company’s operating performance is primarily based upon billing margins (billable hourly rate less the consultant’s hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). For the six month period ended June 30, 2010, gross margin was 22.7% as compared to 25.3% for the six month period ended June 30, 2009. The decrease in gross margin is primarily a result of a decrease in higher margin project revenue. Large portions of the Company’s engagements are on a time and materials basis. While most of the Company’s engagements allow for periodic price adjustments to address, among other things, increases in consultant costs, to date clients have been averse to accepting cost increases. Additionally, during the past three years, an increasing number of the Company’s clients are outsourcing the management of their time and material engagements to external Vendor Management Organizations (“VMOs”) as a means of monitoring and controlling the costs of external service providers. The Company has been challenged with absorbing the costs associated with the VMOs which have negatively impacted the Company’s margins.
Helios and Matheson actively manages its personnel utilization rates by monitoring project requirements and timetables. Helios and Matheson’s utilization rate for the six month period ended June 30, 2010 was approximately 91% as compared to approximately 78% for the six month period ended June 30, 2009. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in Helios and Matheson’s training programs in order to expand their technical skill sets. The Company carefully monitors consultants that are not utilized. While the Company has established guidelines for the amount of non-billing time that it allows before a consultant is terminated, actual terminations vary as circumstances warrant.
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
On March 15, 2010, Cogito notified the Company of Cogito’s intent to terminate its exclusive perpetual distribution agreement with the Company effective thirty days from the date of the notice. The Company disputes that there are any valid grounds for termination of the Cogito agreement and communicated its position to Cogito after receiving the notice of termination. During the notice of termination period and for some time beyond, the Company and Cogito attempted to reach a mutually agreeable settlement.
On or about July 23, 2010, the Company became aware that Cogito initiated an action against the Company in the Supreme Court of the State of New York (New York County) assigned index no. 651072/2010 for claims for $282,000 for royalties allegedly owed to Cogito by the Company and for damages for alleged lost business and loss of goodwill and clients for amounts of over $2.0 million. On July 27, 2010 the Court granted Cogito a temporary restraining order that is expected to remain in force through the balance of August 2010 and ordered service of a copy of this order, together with the papers upon which it is granted by personal service upon the Company on or before July 27, 2010. This was not done. Additionally, the Company became aware that on or about July 27, 2010, Cogito filed an Amended Complaint wherein Cogito amended its allegations of claimed compensatory damages for breaches of the agreement and lost business, goodwill and clients to over $4.7 million.
Although the Company became aware of the action, the Company is disputing the purported service of process in relation thereto. The Company strongly disputes the claims and intends to vigorously defend the action and assert appropriate counter claims. A hearing is presently set for August 31, 2010 concerning Cogito’s request for injunctive relief and other relief from the Court. To date discovery has not commenced and no trial date is set. As a result of Cogito’s actions, the Company’s software product revenues have been and will be significantly reduced.
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
Results of Operations
The following table sets forth the percentage of revenues of certain items included in the Company’s Statements of Operations:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	77.3%	74.7%	77.9%	74.4%

Gross profit	22.7%	25.3%	22.1%	25.6%
Operating expenses	35.0%	41.5%	36.4%	38.2%

Loss from operations	(12.3)%	(16.1)%	(14.3)%	(12.7)%

Net loss	(12.3)%	(16.3)%	(14.4)%	(12.7)%

Comparison of The Three Months Ended June 30, 2010 to The Three Months Ended June 30, 2009
Revenues. Revenues for the three months ended June 30, 2010 were $3.0 million compared to $3.6 million for the three months ended June 30, 2009. The decrease is primarily attributable to a decline in consulting revenue due to difficulty in replacing completed projects and a pushback of new assignments from existing clients primarily as a result of the current economic condition in the financial markets and the economy more broadly. In addition, the Company has experienced a drop off in business from its higher margin project service line as well as a drop off in software revenue and, as a result, the Company has shifted its emphasis on expanding its lower margin staffing service line consisting of time and material engagements.
Gross Profit. The resulting gross profit for the three months ended June 30, 2010 was $654,000, a decrease of $258,000 or 28.3% from the 2009 comparable period amount of $912,000. As a percentage of total revenues, gross margin for the three months ended June 30, 2010 was 22.1% compared to 25.6% for the three months ended June 30, 2009. Gross margin has decreased primarily as a result of reductions in higher margin project revenue and software revenue.
Operating Expenses. Operating expenses are comprised of Selling, General and Administrative (“SG&A”) expenses, and depreciation and amortization. SG&A expenses for the three months ended June 30, 2010 were $1.1 million compared to the 2009 comparable period level of $1.3 million. The decrease in SG&A expenses is associated with various cost reduction initiatives including, but not limited to, a reduction in employee headcount and pay rates. Depreciation and amortization expenses decreased $21,000 from $35,000 for the three months ended June 30, 2009 to $14,000 for the three months ended June 30, 2010.
Taxes. Taxes for the three months ended June 30, 2010 were $5,000 compared to $4,000 for the three months ended June 30, 2009. For the three months ended June 30, 2009, the Company recorded a tax provision of $5,000 for minimum state taxes which was partially offset by ($1,000) related to provision to return adjustments from the filing of state and federal tax returns compared to a tax provision of $5,000 solely for minimum state taxes for the three months ended June 30, 2010.
Net Loss. As a result of the above, the Company had a net loss of ($427,000) or ($0.14) per basic and diluted share for the three months ended June 30, 2010 compared to a net loss of ($455,000) or ($0.19) per basic and diluted share for the three months ended June 30, 2009.
Comparison of The Six Months Ended June 30, 2010 to The Six Months Ended June 30, 2009
Revenues. Revenues for the six months ended June 30, 2010 were $6.4 million compared to $7.4 million for the six months ended June 30, 2009. The decrease is primarily attributable to a decline in consulting revenue due to difficulty in replacing completed projects and a pushback of new assignments from existing clients primarily as a result of the unprecedented crisis in the financial markets and the economy more broadly. In addition, the Company has experienced a drop off in business from its higher margin project service line as well as a drop off in software revenue and, as a result, the Company has shifted its emphasis on expanding its lower margin staffing service line consisting of time and material engagements.
Gross Profit. The resulting gross profit for the six months ended June 30, 2010 was $1.5 million, a decrease of $411,000 or 22% from the 2009 comparable period amount of $1.9 million. As a percentage of total revenues, gross margin for the six months ended June 30, 2010 was 22.7% compared to 25.3% for the six months ended June 30, 2009. Gross margin has decreased primarily as a result of reductions in higher margin project revenue and software revenue.
Operating Expenses. Operating expenses are comprised of Selling, General and Administrative (“SG&A”) expenses, and depreciation and amortization. SG&A expenses for the six months ended June 30, 2010 were $2.2 million compared to the 2009 comparable period level of $3.0 million. The decrease in SG&A expenses is associated with various cost reduction initiatives including, but not limited to, a reduction in employee headcount and pay rates. Depreciation and amortization expenses decreased $39,000 from $70,000 for the six months ended June 30, 2009 to $31,000 for the six months ended June 30, 2010.
Taxes. Taxes for the six months ended June 30, 2010 were $9,000 compared to $11,000 for the six months ended June 30, 2009. For the six months ended June 30, 2009, the Company recorded a tax provision of $9,000 for minimum state taxes which was increased by $2,000 related to provision to return adjustments from the filing of state and federal tax returns compared to a tax provision of $9,000 solely for minimum state taxes for the six months ended June 30, 2010.
Net Loss. As a result of the above, the Company had a net loss of ($790,000) or ($0.26) per basic and diluted share for the six months ended June 30, 2010 compared to a net loss of ($1.2) million or ($0.50) per basic and diluted share for the six months ended June 30, 2009.

Liquidity and Capital Resources
The Company had an operating net loss of ($785,000) and a net loss of ($790,000) for the six months ended June 30, 2010. During the six months ended June 30, 2009, the Company had an operating and net loss of ($1.2) million, both of which included a charge of $167,000 to record severance and tax expense associated with the termination of the Company’s former Chief Operating Officer. The Company believes that its business, operating results and financial condition have been harmed by the recent economic crisis and ongoing economic uncertainty which continue to adversely affect the IT spending of its clients. A significant portion of the Company’s major customers are in the financial services industry and have come under considerable pressure as a result of the unprecedented economic conditions in the financial markets. While the Company has not lost any major clients, it has experienced a pushback of assignments from existing clients and difficulty replacing high-margin completed projects, both of which have impacted revenue growth through the second quarter of 2010. While the Company continues to focus on revenue growth and cost reductions, including but not limited to eliminating non-billing resources, outsourcing and off-shoring solutions, in an attempt to improve its financial condition, there can be no assurance that the Company will be profitable in future periods.
The Company’s cash balances were approximately $1.1 million at June 30, 2010 and $1.4 million at December 31, 2009. Net cash used in operating activities for the six months ended June 30, 2010 was approximately ($302,000) compared to net cash provided by operating activities of approximately $221,000 for the six months ended June 30, 2009. The decrease in net cash provided is primarily a result of a decrease in working capital incurred for the six months ended June 30, 2010.
The Company’s accounts receivable, less allowance for doubtful accounts, at June 30, 2010 and at December 31, 2009 were approximately $2.3 million and $2.7 million, respectively, representing 72 and 60 days of sales outstanding (“DSO”), respectively. The Company believes the increase in DSO is primarily caused by an increase in terms with one of its major clients. The accounts receivable at June 30, 2010 and December 31, 2009 included $85,000 and $184,000 of unbilled revenue, respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.
For the six month period ended June 30, 2010, there was no cash provided by investing activities. For the six month period ended June 30, 2009 there was approximately $12,000 of net cash provided by investing activities relating to the sale of a Company automobile.
For the six month period ended June 30, 2010, there was no cash provided by or used in financing activities. For the six month period ended June 30, 2009, net cash used in financing activities was $5,000 and related solely to the extension of the Company’s line of credit with Keltic Financial Partners, LP.
The Company has entered into a Loan and Security Agreement (“the Loan Agreement”) with Keltic Financial Partners, LP II (“Keltic”). The Loan Agreement, which was set to expire December 31, 2009, has been extended through December 31, 2010 with no material changes in terms and conditions. Under the Loan Agreement, the Company has a line of credit up to $1.0 million based on the Company’s eligible accounts receivable balances at an interest rate based on the higher of prime rate plus 2.75%, 90 day LIBOR rate plus 5.25% or 7%. Net availability at June 30, 2010 was approximately $1.0 million. The Loan Agreement has certain financial covenants that shall apply only if the Company has any outstanding obligations to Keltic including borrowing under the facility. The Company had no outstanding balance at June 30, 2010, or at December 31, 2009, under the Loan Agreement.
In management’s opinion, cash flows from operations and borrowing capacity (assuming obtaining a commercially reasonable consent if required) combined with cash on hand (including the recent cash infusion of $2 million on August 6, 2010) will provide adequate flexibility for funding the Company’s working capital obligations for the next twelve months.
For the six months ended June 30 2010, there were no shares of common stock issued pursuant to the exercise of options issued under the Company’s stock option plan.
Off Balance Sheet Arrangements
As of June 30, 2010, the Company does not have any “Off Balance Sheet Arrangements”.

Contractual Obligations and Commitments
The Company has the following commitments as of June 30, 2010: two operating lease obligations, one for its corporate headquarters located in New York and another for its branch office in New Jersey.
The Company has decided not to renew or extend its lease for the New Jersey facility which expires August 31, 2010.
The Company’s commitments at June 30, 2010 are reflected and further detailed in the Contractual Obligation table located in Part I, Item 1, Note 8 of this Form 10-Q.
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
Evaluation of disclosure controls and procedures. Divya Ramachandran, the Company’s Principal Executive Officer and Salvatore M. Quadrino, the Company’s Principal Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that its disclosure controls and procedures are effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to management by others within these entities.
Changes in internal control. There were no changes in the Company’s internal control over financial reporting in connection with the evaluation that occurred during its second fiscal quarter of 2010 that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.
Part II. Other Information

Item 1.	Legal Proceedings
On March 15, 2010, Cogito notified the Company of Cogito’s intent to terminate its exclusive perpetual distribution agreement with the Company effective thirty days from the date of the notice. The Company disputes that there are any valid grounds for termination of the Cogito agreement and communicated its position to Cogito after receiving the notice of termination. During the notice of termination period and for some time beyond, the Company and Cogito attempted to reach a mutually agreeable settlement.
On or about July 23, 2010, the Company became aware that Cogito initiated an action against the Company in the Supreme Court of the State of New York (New York County) assigned index no. 651072/2010 for $282,000 for royalties allegedly owed to Cogito by the Company and for damages for alleged lost business and loss of goodwill and clients for amounts of over $2.0 million. On July 27, 2010 the Court granted Cogito a temporary restraining order that is expected to remain in force through the balance of August 2010 and ordered service of a copy of this order, together with the papers upon which it is granted by personal service upon the Company on or before July 27, 2010. This was not done. Additionally, HMNA became aware that on or about July 27, 2010, Cogito filed an Amended Complaint wherein Cogito amended its allegations of claimed compensatory damages for breaches of the agreement and lost business, goodwill and clients to over $4.7 million.

Although the Company became aware of the action, the Company is disputing the purported service of process in relation thereto. The Company strongly disputes the claims and intends to vigorously defend the action and assert appropriate counter claims. A hearing is presently set for August 31, 2010 concerning Cogito’s request for injunctive relief and other relief from the Court. To date discovery has not commenced and no trial date is set.

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
Going Concern and Capital Requirements
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2010, the Company had approximately $1.1 million of cash and cash equivalents on hand as compared to $1.4 million at December 31, 2009. The Company has a line of credit up to $1.0 million with Keltic based on the Company’s eligible accounts receivable balances which is subject to certain financial covenants that shall apply only if the Company has any outstanding obligations to Keltic including borrowing under the facility. The combination of an outstanding balance at the end of any fiscal quarter and earnings before taxes, depreciation and amortization of less than $25,000 for that quarter will cause a default under the Loan Agreement and may require the Company to obtain a waiver from Keltic or limit the Company’s access to the line of credit. The Keltic line of credit, which was set to expire on December 31, 2009, has been extended through December 31, 2010 with no material changes in terms and conditions. For the twelve month period ended December 31, 2009 the Company reported a net loss of ($2.1) million. For the six month period ended June 30, 2010, the Company reported a net loss of ($790,000). Beyond December 31, 2010, there is no guarantee that the Company will be able to renew or replace its current financing upon expiration on commercially reasonable terms or at all. The ability of the Company to continue as a going concern is dependent on the Company achieving profitable operations and or obtaining additional sources of financing in the future.
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
NASDAQ Listing
On May 17, 2010, the Company received a letter from NASDAQ regarding compliance with NASDAQ Listing Rule 5550(b)(1) which requires a company to maintain a minimum of $2,500,000 in stockholder’s equity for continued listing. The Company received communication from NASDAQ that its stockholders’ equity of $2,251,670 as of March 31, 2010, fell short of the minimum required stockholders’ equity of $2,500,000. Additionally, the Company did not meet the alternatives of market value of listed securities or net income from continuing operations. NASDAQ communicated to the Company that it had 45 calendar days from May 17, 2010 to submit a plan to regain compliance with the Rule. On August 4, 2010, the Company entered into and consummated a private placement Securities Purchase Agreement with HM Inc, a Delaware corporation and wholly-owned subsidiary of Helios and Matheson Parent, pursuant to which HM Inc. purchased 2,739,726 shares of the Company’s common stock at a price of $0.73 per share, equal to the closing bid price of the Company’s common stock on August 3, 2010, for a total investment of $2,000,000. The investment by HM Inc. was part of a plan submitted by the Company and accepted by NASDAQ to regain compliance with NASDAQ’s minimum stockholder’s equity requirement. As a result of the private placement, which closed on August 5, 2010, the Company believes that it has regained compliance with NASDAQ Listing Rule 5550(b)(1).
On July 20, 2010, the Company received a letter from NASDAQ regarding compliance with NASDAQ Listing Rule 5550(a)(5) which requires a minimum market value of publicly held shares of $1,000,000. The Company received communication from NASDAQ that its market value of publicly held shares fell short of $1,000,000 for the last 30 consecutive business days. Pursuant to the Listing Rules, NASDAQ has communicated to the Company that it has 180 calendar days from July 20, 2010 to regain compliance. In order to regain compliance, the market value of publicly held shares must close at $1,000,000 or more for a minimum of 10 consecutive business days during the 180 day grace period.

On July 23, 2010, the Company received a second letter from NASDAQ regarding compliance with NASDAQ Listing Rule 5550(a)(2) which requires a minimum bid price of $1.00 per share. The Company received communication from NASDAQ that the bid price of its listed securities closed below $1.00 for the last 30 consecutive business days. Pursuant to the Listing Rules, NASDAQ has communicated to the Company that it has a grace period of 180 calendar days from July 23, 2010, to regain compliance with the $1.00 minimum bid price requirement. In order to regain compliance, the bid price must close at $1.00 or more for a minimum of 10 consecutive business days during the 180 day grace period.
The NASDAQ Capital Market CM’s continued listing requirements include requirements both that a company maintain a minimum bid price of $1 and that the market value of its publicly held shares (the market value of its shares not held by officers, directors or beneficial owners of more than 10% of the company’s total shares outstanding) be at least $1,000,000. At the close of business on August 10, 2010, the bid price for a share of the Company’s stock was $0.85, and the Company believes the value of its publicly held shares was approximately $801,970 based upon the public filings of our officers, directors and beneficial owners.
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
Cogito Litigation
On March 15, 2010, Cogito notified the Company of Cogito’s intent to terminate its exclusive perpetual distribution agreement with the Company effective thirty days from the date of the notice. On or about July 23, 2010, the Company became aware that Cogito initiated an action against the Company in the Supreme Court of the State of New York (New York County) assigned index no. 651072/2010 for $282,000 for royalties allegedly owed to Cogito by the Company and for damages for alleged lost business and loss of goodwill and clients for amounts of over $2.0 million. On July 27, 2010 the Court granted Cogito a temporary restraining order that is expected to remain in force through the balance of August 2010. On or about July 27, 2010, the Company became aware that Cogito filed an Amended Complaint wherein Cogito amended its allegations of claimed compensatory damages for breaches of the agreement and lost business, goodwill and clients to over $4.7 million. As a result of Cogito’s actions, the Company’s software product revenues have been and will be significantly reduced.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	[Removed and Reserved]
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
(a)	Exhibits

3.1	Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Form 10-K, as previously filed with the SEC on March 31, 2010.

3.2	Bylaws of Helios & Matheson North America Inc., incorporated by reference to Exhibit 3.2 to the Form 10-K, as previously filed with the SEC on March 31, 2010.

10.1	Securities Purchase Agreement dated August 4, 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIOS & MATHESON NORTH AMERICA INC.
	By:	/s/ Divya Ramachandran
Date: August 16, 2010		Divya Ramachandran
Chief Executive Officer and President

	By:	/s/ Salvatore M. Quadrino
Date: August 16, 2010		Salvatore M. Quadrino
Chief Financial Officer