Form 10-Q
period 2010-09-30
Helios & Matheson North America Inc.
filed 2010-11-15
CIK 1040792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-22945
HELIOS AND MATHESON NORTH AMERICA INC.
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
As of November 12, 2010, there were 5,826,088 shares of common stock, with $.01 par value per share, outstanding.

HELIOS AND MATHESON NORTH AMERICA INC.

Part I. Financial Information

Item 1.	Financial Statements
HELIOS AND MATHESON NORTH AMERICA INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,809,779	$1,354,989
Accounts receivable- less allowance for doubtful accounts of $266,395 at September 30, 2010, and $220,879 at December 31, 2009	2,238,968	2,471,705
Unbilled receivables	110,525	184,229
Prepaid expenses and other current assets	1,152,635	178,879

Total current assets	5,311,907	4,189,802
Property and equipment, net	53,632	79,952
Deposits and other assets	143,453	154,703

Total assets	$5,508,992	$4,424,457

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,647,688	$1,630,054
Deferred revenue	26,732	184,904

Total current liabilities	1,674,420	1,814,958

Shareholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of September 30, 2010, and December 31, 2009	—	—
Common stock, $.01 par value; 30,000,000 shares authorized; 5,826,088 issued and outstanding as of September 30, 2010 and 3,086,362 issued and outstanding as of December 31, 2009	58,261	30,864
Paid-in capital	37,820,783	35,840,669
Accumulated other comprehensive (loss)/income — foreign currency translation	(1,860)	2,084
Accumulated deficit	(34,042,612)	(33,264,118)

Total shareholders’ equity	3,834,572	2,609,499

Total liabilities and shareholders’ equity	$5,508,992	$4,424,457

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON NORTH AMERICA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$9,858,635	$10,927,285	$3,453,250	$3,562,010
Cost of revenues	7,732,414	8,266,965	2,781,230	2,766,795

Gross profit	2,126,221	2,660,320	672,020	795,215
Operating expenses:
Selling, general & administrative	2,870,203	4,288,184	662,184	1,303,797
Depreciation & amortization	39,299	96,769	8,252	26,979

	2,909,502	4,384,953	670,436	1,330,776

(Loss)/income from operations	(783,281)	(1,724,633)	1,584	(535,561)
Other income(expense):
Interest income-net	4,759	4,101	689	1,498

	4,759	4,101	689	1,498

(Loss)/income before income taxes	(778,522)	(1,720,532)	2,273	(534,063)
Provision for income taxes	(28)	17,431	(9,028)	6,097

Net (loss)/income	(778,494)	(1,737,963)	11,301	(540,160)
Other comprehensive loss — foreign currency adjustment	(3,944)	(5,106)	(1,971)	(529)

Comprehensive (loss)/income	$(782,438)	$(1,743,069)	$9,330	$(540,689)

Net (loss)/income per share
Basic	$(0.21)	$(0.73)	$0.00	$(0.23)

Diluted	$(0.21)	$(0.73)	$0.00	$(0.23)

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON NORTH AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(778,494)	$(1,737,963)
Adjustments to reconcile net loss to net cash used in operating activities, net of acquired assets:
Depreciation and amortization	39,299	96,769
Provision for doubtful accounts	4,821	45,000
Stock based compensation	7,511	18,574
Amortization of deferred financing cost	11,250	6,383
Changes in operating assets and liabilities:
Accounts receivable	165,163	1,056,007
Unbilled receivables	73,704	(100,075)
Prepaid expenses and other current assets	(973,756)	78,947
Deposits	—	1,750
Accounts payable and accrued expenses	80,386	(244,935)
Deferred revenue	(158,172)	187,715

Net cash used in operating activities	(1,528,288)	(591,828)

Cash flows from investing activities:
Sale/(Purchase) of property and equipment	(12,978)	2,856

Net cash (used in)/provided by investing activities	(12,978)	2,856

Cash flows from financing activities:
Proceeds from the sale of stock	2,000,000	—
Payment of deferred financing cost	—	(5,000)

Net cash provided by/(used in) financing activities	2,000,000	(5,000)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(3,944)	(5,106)

Net increase/(decrease) in cash and cash equivalents	454,790	(599,078)
Cash and cash equivalents at beginning of period	1,354,989	912,272

Cash and cash equivalents at end of period	$1,809,779	$313,194

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—

Cash paid during the period for income taxes — net of refunds	$10,592	$(64,018)

See accompanying notes to consolidated financial statements

HELIOS AND MATHESON NORTH AMERICA INC.
Notes to Consolidated Financial Statements
(Unaudited)
1) GENERAL:
These financial statements should be read in conjunction with the financial statements contained in Helios and Matheson North America Inc.’s (the “Company”) Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) and the accompanying financial statements and related notes thereto. The accounting policies used in preparing these financial statements are the same as those described in the Company’s Form 10-K for the year ended December 31, 2009.
2) CONTROLLED COMPANY:
The Board of Directors had determined that Helios and Matheson is a “Controlled Company” for purposes of The NASDAQ Stock Market (“NASDAQ”) listing requirements. A “Controlled Company” is a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company. Certain NASDAQ requirements do not apply to a “Controlled Company”, including requirements that: (i) a majority of its Board of Directors must be comprised of “independent” directors as defined in NASDAQ’s rules; and (ii) the compensation of officers and the nomination of directors be determined in accordance with specific rules, generally requiring determinations by committees comprised solely of independent directors or in meetings at which only the independent directors are present. The Board of Directors has determined that Helios and Matheson is a “Controlled Company” based on the fact that Helios and Matheson Information Technology, Ltd. (“Helios and Matheson Parent”) holds approximately 84% of the voting power of the Company.
3) INTERIM FINANCIAL STATEMENTS:
In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 2010, the consolidated results of operations for the three and nine month periods ended September 30, 2010 and 2009 and cash flows for the nine month period ended September 30, 2010 and 2009.
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
For the three and nine month periods ended September 30, 2010, the Company reported net income of approximately $11,000 and a net loss of ($778,000), respectively and for the three and nine month periods ended September 30, 2009, the Company reported a net loss of approximately ($540,000) and ($1.7) million, respectively. The Company continues to focus on revenue growth and cost reductions, including but not limited to outsourcing and off-shoring solutions, in an attempt to improve its financial condition.
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

The Company uses the modified prospective application method as specified by the Financial Accounting Standards Board (“FASB”), whereby compensation cost is recognized over the remaining service period based on the grant-date fair value of those awards as calculated for pro forma disclosures as originally issued. For the three and nine month period ended September 30, 2010, the Company recorded stock based compensation expense of $0 and $7,511. For the three and nine month period ended September 30, 2009, the Company recorded stock based compensation expense of $6,259 and $18,574.
Information with respect to options under the Company’s Plan is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Balance — December 31, 2009	35,500	$4.62
Granted during 1st Qtr 2010	—	—
Exercised during 1st Qtr 2010	—	—
Forfeitures during 1st Qtr 2010	—	—

Balance — March 31, 2010	35,500	$4.62
Granted during 2nd Qtr 2010	—	—
Exercised during 2nd Qtr 2010	—	—
Forfeitures during 2nd Qtr 2010	—	—

Balance — June 30, 2010	35,500	$4.62
Granted during 3rd Qtr 2010	—	—
Exercised during 3rd Qtr 2010	—	—
Forfeitures during 3rd Qtr 2010	1,250	—

Balance — September 30, 2010	34,250	$4.74
The following table summarizes the status of the stock options outstanding and exercisable at September 30, 2010:

Stock Options Outstanding
				Number of
	Weighted		Weighted-	Stock
Exercise Price	Average	Number of	Remaining	Options
Range	Exercise Price	Options	Contractual Life	Exercisable
$0.00 - $4.80	$3.23	14,250	0.7 years	14,250
$4.80 - $9.60	$5.82	20,000	5.6 years	20,000

		34,250		34,250

At September 30, 2010, 34,250 stock options were exercisable with a weighted average exercise price of $4.74.

5) NET (LOSS)/INCOME PER SHARE:
The following table sets forth the computation of basic and diluted net (loss)/income per share for the nine months and the three months ended September 30, 2010 and 2009.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator for basic net (loss)/income per share
Net (loss)/income	$(778,494)	$(1,737,963)	$11,301	$(540,160)

Net (loss)/income available to common stockholders	$(778,494)	$(1,737,963)	$11,301	$(540,160)

Numerator for diluted net (loss)/income per share
Net (loss)/income available to common stockholders & assumed conversion	$(778,494)	$(1,737,963)	$11,301	$(540,160)

Denominator:
Denominator for basic and diluted (loss)/income per share — weighted-average shares	3,668,428	2,396,707	4,813,581	2,396,707

Basic and diluted (loss)/income per share:
Net (loss)/income per share	$(0.21)	$(0.73)	$0.00	$(0.23)

During the nine and three month periods ended September 30, 2010 and September 30, 2009, all options and warrants outstanding were excluded from the computation of net (loss)/income per share because the effect would have been anti-dilutive.
6) CONCENTRATION OF CREDIT RISK:
The revenues of three customers represented approximately 23%, 22% and 15% of the revenues for the nine month period ended September 30, 2010. The revenue of one customer represented approximately 25% of revenues for the same period in 2009. No other customer represented greater than 10% of the Company’s revenues for such periods. The Company continues its effort to broaden its customer base in order to mitigate this risk.
7) CREDIT ARRANGEMENT:
The Company has entered into a Loan and Security Agreement (“the Loan Agreement”) with Keltic Financial Partners, LP II (“Keltic”). The Company has maintained a line of credit with Keltic for more than five years but has rarely been required to draw on it. The Loan Agreement, which was set to expire December 31, 2009, has been extended through December 31, 2010 with no material changes in terms and conditions. Under the Loan Agreement, the Company has a line of credit up to $1.0 million based on the Company’s eligible accounts receivable balances at an interest rate based on the higher of prime rate plus 2.75%, 90 day LIBOR rate plus 5.25% or 7%. Net availability at September 30, 2010 was approximately $800,000. The Loan Agreement has certain financial covenants that shall apply only if the Company has any outstanding obligations to Keltic including borrowing under the facility. The Company had no outstanding balance at September 30, 2010, or at December 31, 2009, under the Loan Agreement.

8) CONTRACTUAL OBLIGATIONS AND COMMITMENTS:
The Company’s commitments at September 30, 2010, are comprised of the following:

	Payments Due by Period
		Less Than 1			More Than 5
Contractual Obligations	Total	Year	1 – 3 Years	3 – 5 Years	Years
Long Term Obligations
Employment Contracts (1)	—	—	—	—	—

Operating Lease Obligations
Rent (2)	521,096	284,234	236,862	—	—

Total	$521,096	$284,234	$236,862	$—	$—

(1)	No named executive officers of the Company have employment contracts.

(2)	The Company has a New York facility with a lease term expiring July 31, 2012.
As of September 30, 2010, the Company does not have any “Off Balance Sheet Arrangements”.
9) PROVISION FOR INCOME TAXES
The provision for income taxes as reflected in the consolidated statements of operations varies from the expected statutory rate primarily due to a provision for minimum state taxes and the recording of additional valuation allowance against deferred tax assets. Internal Revenue Code Section 382 (the “Code”) places a limitation on the utilization of Federal net operating loss and other credit carry-forwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percent change in ownership occurs. On September 5, 2006, Helios and Matheson Parent acquired a greater than 50 percent ownership of the Company. Accordingly, the actual utilization of the net operating loss carry-forwards for tax purposes are limited annually under the Code to a percentage (currently about four and a half percent) of the fair market value of the Company at the date of this ownership change. The Company did not generate taxable income during the nine months ended September 30, 2010. The Company maintains a valuation allowance against additional deferred tax assets arising from net operating loss carry-forwards since, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
10) TRANSACTIONS WITH RELATED PERSONS
On August 1, 2010, the Company entered into a Statement of Work with IonIdea, Inc. to provide certain professional services, workstation facilities and communication equipment to the Company and its wholly-owned subsidiary Helios and Matheson Global Services (“HMGS”). The Statement of Work commenced on August 1, 2010 and shall continue through July 31, 2011. Kishan Grama Ananthram, a member of the Company’s Board of Directors, is the Chief Executive Officer of IonIdea and Mr. Ananthram and his spouse own all of the outstanding capital stock of Ion Idea. The total amount paid to IonIdea is based upon the number of Company employees using workstation facilities and communication equipment.
On August 4, 2010, the Company entered into and consummated a private placement Securities Purchase Agreement with Helios Matheson Inc (“HM, Inc.”), a Delaware corporation and wholly-owned subsidiary of Helios and Matheson Parent, pursuant to which HM Inc. purchased 2,739,726 shares of the Company’s common stock at a price of $0.73 per share, equal to the closing bid price of the Company’s common stock on August 3, 2010, for a total investment of $2,000,000. The investment by HM Inc. was part of a plan submitted by the Company and accepted by NASDAQ to regain compliance with NASDAQ’s minimum stockholder’s equity requirement. As a result of the private placement, which closed on August 5, 2010, the Company believes that it has regained compliance with NASDAQ Listing Rule 5550(b)(1).

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
On September 22, 2010, the Company entered into a Memorandum of Understanding with Helios and Matheson Parent (the “HMIT MOU”) pursuant to which Helios and Matheson Parent has agreed to make available to the Company facilities of dedicated Off-shore Development Centers (“ODCs”) and also render services by way of support in technology, client engagement, management and running the ODCs for the Company. The Company has furnished Helios and Matheson Parent a security deposit of $1 million to cover any expenses, claims or damages that Helios and Matheson Parent may incur while discharging its obligations under the HMIT MOU and also to cover the Company’s payables to Helios and Matheson Parent. Such security deposit may be increased as business operations are scaled up. Upon termination of the HMIT MOU, such security deposit will be refunded to the Company without interest and after adjusting such amounts towards any expenses, claims or damages and dues payable to Helios and Matheson Parent.
11) COGITO LITIGATION
Cogito Ltd. (“Cogito”), a software company whose products the Company had marketed since 1991 under an exclusive perpetual distribution agreement, terminated the agreement effective April 14, 2010. The Company disputes that there are any valid grounds for termination of the Cogito agreement and communicated its position to Cogito.
On or about July 23, 2010 Cogito initiated an action against the Company in the Supreme Court of the State of New York (New York County) initiating claims for $282,000 for royalties allegedly owed to Cogito by the Company and for alleged damages amounts of over $2.0 million which was later amended to over $4.7 million. On July 27, 2010 the Company was restrained from any solicitations of contract renewals.
The Order to Show Cause for a preliminary injunction was resolved by way of a stipulation between the parties dated October 18, 2010. The Company has been ordered by the Court to place an agreed amount of $155,823.28 in escrow. Said monies will be held in the Company’s attorney’s trust account until further Order of the Court. The Court provided the Company with 30 days to file its answer and Counterclaim. The Company strongly disputes the claims and intends to vigorously defend the action and assert appropriate counter claims for loss of business and goodwill due to Cogito’s termination of agreement without valid grounds. The Company has also been ordered to provide, by November 1, 2010, limited accounting of royalties for Cogito products and services from January 1, 2010 through April 14, 2010 if the agreement were not to be terminated. Limited discovery with regard to Cogito’s Order to Show Cause for a preliminary injunction was permitted but discovery has not commenced. No trial date is set.
In the meanwhile, on August 25, 2010, the Company entered into an agreement with Cogito to continue to provide service and support of software products owned by the Company.
12) SUBSEQUENT EVENTS
Management completed an analysis of all subsequent events occurring after September 30, 2010, the balance sheet date, through November 15, 2010, the date upon which the quarter-end consolidated financial statements were issued, and determined there were no disclosures necessary which have not been already disclosed elsewhere in these financial statements.

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
Overview
Since 1983, Helios and Matheson has provided high quality IT services and solutions to Fortune 1000 companies and other large organizations. The Company is headquartered in New York City and has a second office in Bangalore, India.
The Company’s services include planning, designing and implementing enterprise-wide information systems, database management services, performance optimization, migrations and conversions, strategic sourcing, outsourcing and systems integration.
The Company is dedicated to providing cost efficient competitive services to its clients through its Flexible Delivery Model. This capability is made possible either through HMGS, the Company’s subsidiary operating in Bangalore, India or Helios and Matheson Parent.
For the nine months ended September 30, 2010, approximately 91% of the Company’s consulting services revenues were generated from clients under time and materials engagements, as compared to approximately 80% for the nine months ended September 30, 2009, with the remainder generated under fixed-price engagements. The Company has established standard-billing guidelines for consulting services based on the types of services offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a semi-monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.
The Company’s most significant operating cost is its personnel cost, which is included in cost of revenues. As a result, the Company’s operating performance is primarily based upon billing margins (billable hourly rate less the consultant’s hourly cost) and consultant utilization rates (number of days worked by a consultant during a semi-monthly billing cycle divided by the number of billing days in that cycle). For the nine month period ended September 30, 2010, gross margin was 21.6% as compared to 24.3% for the nine month period ended September 30, 2009. The decrease in gross margin is primarily a result of a decrease in higher margin project revenue. Large portions of the Company’s engagements are on a time and materials basis. While most of the Company’s engagements allow for periodic price adjustments to address, among other things, increases in consultant costs, to date clients have been averse to accepting cost increases.
The Company actively manages its personnel utilization rates by monitoring project requirements and timetables. The Company’s utilization rate for the nine month period ended September 30, 2010 was approximately 88% as compared to approximately 84% for the nine month period ended September 30, 2009. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in Helios and Matheson’s training programs in order to expand their technical skill sets. The Company carefully monitors the utilization levels.

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

Results of Operations
The following table sets forth the percentage of revenues of certain items included in the Company’s Statements of Operations:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	78.4%	75.7%	80.5%	77.7%

Gross profit	21.6%	24.3%	19.5%	22.3%
Operating expenses	29.5%	40.1%	19.4%	37.4%

(Loss)/income from operations	(7.9)%	(15.8)%	0.1%	(15.1)%

Net (loss)/income	(7.9)%	(15.9)%	0.3%	(15.2)%

Comparison of the Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009
During the quarter ended September 30, 2010, the Company turned the corner by posting a net income of $11,000 for the first time after a span of nearly three years. This significant turnaround has been possible due to new initiatives on the business development front as well as the results from various cost reduction measures implemented over the past months.
Revenues. Revenues for the three months ended September 30, 2010 were $3.5 million compared to $3.6 million for the three months ended September 30, 2009. The decrease is primarily attributable to a decline in consulting revenue due to difficulty in replacing completed projects and a pushback of new assignments from existing clients primarily as a result of the current economic condition in the financial markets and the economy more broadly.
Gross Profit. The resulting gross profit for the three months ended September 30, 2010 was $672,000 as compared to $795,000 for the three months ended September 30, 2009. As a percentage of total revenues, gross margin for the three months ended September 30, 2010 was 19.5% compared to 22.3% for the three months ended September 30, 2009. Gross margin has decreased primarily as a result of reductions in higher margin project revenue and software revenue.
Operating Expenses. Operating expenses are comprised of Selling, General and Administrative (“SG&A”) expenses and depreciation and amortization. SG&A expenses for the three months ended September 30, 2010 were $662,000 compared to the 2009 comparable period level of $1.3 million. The decrease in SG&A expenses is associated with various cost reduction initiatives. Depreciation and amortization expenses decreased $19,000 from $27,000 for the three months ended September 30, 2009 to $8,000 for the three months ended September 30, 2010.
Taxes. Taxes for the three months ended September 30, 2010 were ($9,000) compared to $6,000 for the three months ended September 30, 2009. For the three months ended September 30, 2010, the Company recorded a tax provision of $5,000 for minimum state taxes which was offset by ($14,000) related to provision to return adjustments from the filing of state and federal tax returns. For the three months ended September 30, 2009, the Company recorded a tax provision of $5,000 for minimum state taxes and a provision to return adjustment of $1,000 from the filing of state and federal tax returns.
Net Income/(loss). As a result of the above, the Company had net income of $11,000 or $0.00 per basic and diluted share for the three months ended September 30, 2010 compared to a net loss of ($540,000) or ($0.23) per basic and diluted share for the three months ended September 30, 2009.

Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009
Revenues. Revenues for the nine months ended September 30, 2010 were $9.9 million compared to $10.9 million for the nine months ended September 30, 2009. The decrease is primarily attributable to a decline in consulting revenue due to difficulty in replacing completed projects and a pushback of new assignments from existing clients primarily as a result of the unprecedented crisis in the financial markets and the economy more broadly.
Gross Profit. The resulting gross profit for the nine months ended September 30, 2010 was $2.1 million compared to $2.7 million for the nine months ended September 30, 2009. As a percentage of total revenues, gross margin for the nine months ended September 30, 2010 was 21.6% compared to 24.3% for the nine months ended September 30, 2009. Gross margin has decreased primarily as a result of reductions in higher margin project revenue and software revenue.
Operating Expenses. Operating expenses are comprised of Selling, General and Administrative (“SG&A”) expenses and depreciation and amortization. SG&A expenses for the nine months ended September 30, 2010 were $2.9 million compared to the 2009 comparable period level of $4.3 million. The decrease in SG&A expenses is associated with various cost reduction initiatives. Depreciation and amortization expenses decreased $58,000 from $97,000 for the nine months ended September 30, 2009 to $39,000 for the nine months ended September 30, 2010.
Taxes. Taxes for the nine months ended September 30, 2010 were $0 compared to $17,000 for the nine months ended September 30, 2009. For the nine months ended September 30, 2009, the Company recorded a tax provision of $14,000 for minimum state taxes which was increased by $3,000 related to provision to return adjustments from the filing of state and federal tax returns compared to a tax provision of $14,000 solely for minimum state taxes for the nine months ended September 30, 2010 which was offset by ($14,000) of provision to return adjustments from the filing of state and federal tax returns.
Net Loss. As a result of the above, the Company had a net loss of ($778,000) or ($0.21) per basic and diluted share for the nine months ended September 30, 2010 compared to a net loss of ($1.7) million or ($0.73) per basic and diluted share for the nine months ended September 30, 2009.
Liquidity and Capital Resources
The Company had an operating loss of ($783,000) and a net loss of ($778,000) for the nine months ended September 30, 2010. During the nine months ended September 30, 2009, the Company had an operating and net loss of ($1.7) million. The Company believes that its business, operating results and financial condition have been harmed by the recent economic crisis and ongoing economic uncertainty which continue to adversely affect the IT spending of its clients. A significant portion of the Company’s major customers are in the financial services industry and have come under considerable pressure as a result of the unprecedented economic conditions in the financial markets. While the Company has not lost any major clients, it has experienced a pushback of assignments from existing clients and difficulty replacing high-margin completed projects, both of which have impacted revenue growth through the third quarter of 2010. While the Company continues to focus on revenue growth and cost reductions, including but not limited to eliminating non-billing resources, outsourcing and off-shoring solutions, in an attempt to improve its financial condition, there can be no assurance that the Company will be profitable in future periods.
The Company’s cash balances were approximately $1.8 million at September 30, 2010 and $1.4 million at December 31, 2009. Net cash used in operating activities for the nine months ended September 30, 2010 was approximately ($1.5) million compared to net cash used in operating activities of approximately ($592,000) for the nine months ended September 30, 2009. The decrease in net cash provided is primarily a result of a decrease in working capital incurred for the nine months ended September 30, 2010.
The Company’s accounts receivable, less allowance for doubtful accounts, at September 30, 2010 and at December 31, 2009 were approximately $2.3 million and $2.7 million, respectively, representing 57 and 69 days of sales outstanding (“DSO”), respectively. The decrease in DSO is consistent with the collection of certain dated receivables. The accounts receivable at September 30, 2010 and December 31, 2009 included $111,000 and $184,000 of unbilled revenue, respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.
For the nine month period ended September 30, 2010, cash used in investing activities was $13,000 which consisted of additions to property and equipment of $25,000 offset by disposals of property and equipment of $12,000. For the nine month period ended September 30, 2009, cash provided by investing activities was $3,000, comprised of $13,000 relating to the sale of a Company automobile offset by additions to property and equipment of $10,000.

For the nine month period ended September 30, 2010, cash provided by financing activities was $2,000,000 and related solely to a securities purchase agreement which closed on August 5, 2010 between the Company and Helios and Matheson Inc., a wholly-owned subsidiary of Helios and Matheson Parent. For the nine month period ended September 30, 2009, net cash used in financing activities was $5,000 and related solely to the extension of the Company’s line of credit with Keltic Financial Partners, LP.
The Company has entered into a Loan and Security Agreement (“the Loan Agreement”) with Keltic Financial Partners, LP II (“Keltic”). The Company has maintained a line of credit with Keltic for more than five years but has rarely been required to draw on it. The Loan Agreement, which was set to expire December 31, 2009, has been extended through December 31, 2010 with no material changes in terms and conditions. Under the Loan Agreement, the Company has a line of credit up to $1.0 million based on the Company’s eligible accounts receivable balances at an interest rate based on the higher of prime rate plus 2.75%, 90 day LIBOR rate plus 5.25% or 7%. Net availability at September 30, 2010 was approximately $800,000. The Loan Agreement has certain financial covenants that shall apply only if the Company has any outstanding obligations to Keltic including borrowing under the facility. The Company had no outstanding balance at September 30, 2010, or at December 31, 2009, under the Loan Agreement.
In management’s opinion, cash flows from operations and borrowing capacity combined with cash on hand (including the recent cash infusion of $2 million on August 5, 2010) will provide adequate flexibility for funding the Company’s working capital obligations for the next twelve months.
For the nine months ended September 30 2010, there were no shares of common stock issued pursuant to the exercise of options issued under the Company’s stock option plan.
Off Balance Sheet Arrangements
As of September 30, 2010, the Company does not have any “Off Balance Sheet Arrangements”.
Contractual Obligations and Commitments
The Company’s commitments at September 30, 2010 are reflected and further detailed in the Contractual Obligation table located in Part I, Item 1, Note 8 of this Form 10-Q.
Inflation
The Company has not suffered material adverse affects from inflation in the past. However, a substantial increase in the inflation rate in the future may adversely affect customers’ purchasing decisions, may increase the costs of borrowing or may have an adverse impact on the Company’s margins and overall cost structure.
Recent Accounting Pronouncements
None.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
As a smaller reporting company we are not required to provide this information.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures. As of September 30, 2010, we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

Changes in internal control. During the quarter covered by this report, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
Part II. Other Information

Item 1.	Legal Proceedings
The Company’s legal proceedings at September 30, 2010 have been disclosed in Part I, Item 1, Note 11 of this Form 10-Q.

Item 1A.	Risk Factors
As a smaller reporting company we are not required to provide this information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On August 4, 2010, the Company issued 2,739,726 shares of common stock to Helios and Matheson, Inc., a subsidiary of Helios and Matheson Parent. The Company sold the common stock at a price of $0.73 per share, for total proceeds of $2 million. The Company relied on Section 4(2) of the Securities Act of 1933 to make the offer inasmuch the investor occupied a status relative to the Company that afforded it effective access to the information that registration would otherwise provide and the securities were sold without any form of general solicitation or general advertising.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	[Removed and Reserved]
None.

Item 5.	Other Information
None.

Item 6.   Exhibits
(a) Exhibits

3.1	Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Form 10-K, as previously filed with the SEC on March 31, 2010.

3.2	Bylaws of Helios and Matheson North America Inc., incorporated by reference to Exhibit 3.2 to the Form 10-K, as previously filed with the SEC on March 31, 2010.

10.1	Statement of Work, dated as of August 1, 2010, between the Registrant and IonIdea, Inc.

10.2	Memorandum of Understanding, dated as of September 22, 2010, between the Registrant and Helios and Matheson Information Technology Limited.

10.3
Securities Purchase Agreement dated April 4, 2010 between the Registrant and Helios and Matheson, Inc., incorporated by reference to Exhibit 10.1 to the Form 8-K, as previously filed with the SEC on August 6, 2010.

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

HELIOS AND MATHESON NORTH AMERICA INC.

Date: November 15, 2010	By:	/s/ Divya Ramachandran Divya Ramachandran
Chief Executive Officer and President

Date: November 15, 2010	By:	/s/ Umesh Ahuja Umesh Ahuja
Chief Financial Officer and Secretary