Form 10-K
period 2010-12-31
Helios & Matheson North America Inc.
filed 2011-03-16
CIK 1040792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One):

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-22945
HELIOS AND MATHESON NORTH AMERICA INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3169913
State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization

200 Park Avenue South	(212) 979-8228
New York, New York 10003	(Registrant’s Telephone Number,
(Address of Principal Executive Offices)	Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which Registered

Common Stock, par value $.01 per share	NASDAQ Capital Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $721,220 based on the average of the bid and asked prices of the registrant’s common stock on the NASDAQ Capital Market on the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 10, 2011, there were 5,826,088 shares of the registrant’s common stock, $.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report. See Item 15 for a list of other exhibits incorporated by reference into this Report.

Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 throughout and in particular in the discussion at Item 7 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operation”. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks, including those discussed in the risk factors set forth in Item 1A of this report, could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:
•	our lack of capital and whether or not we will be able to raise capital when we need it;

•	changes in local, state or federal regulations that will adversely affect our business;

•	our ability to market and distribute or sell our products;

•	whether we will continue to receive the services of certain officers and directors;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and

•	other uncertainties, all of which are difficult to predict and many of which are beyond our control.
We do not intend to update forward-looking statements. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

PART I

ITEM 1.	BUSINESS
General
Helios and Matheson North America Inc. (“Helios and Matheson” or the “Company”) was incorporated in the state of New York in February of 1983 and became a public company in August of 1997. In October of 2009, Helios and Matheson changed its state of incorporation from New York to Delaware. The Company is headquartered in New York City, New York and has a subsidiary in Bangalore, India. The Company provides a wide range of high quality information technology (“IT”) consulting solutions and custom application development services to Fortune 1000 companies and other large organizations. The Company’s shares are listed on The NASDAQ Capital Market (“NASDAQ”) under the symbol “HMNA”.
Helios and Matheson Information Technology Ltd. (“Helios and Matheson Parent”), an IT services organization with corporate headquarters in Chennai, India, owns approximately 84% of the Company’s outstanding common stock.
Controlled Company
The Board of Directors has determined that Helios and Matheson meets the definition of a “Controlled Company” as defined by Rule 5615(c) of the NASDAQ Listing Rules. A “Controlled Company” is defined in Rule 5615(c) as a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company. Certain NASDAQ requirements do not apply to a “Controlled Company”, including requirements that: (i) a majority of its Board of Directors must be comprised of “independent” directors as defined in NASDAQ’s rules; and (ii) the compensation of officers and the nomination of directors be determined in accordance with specific rules, generally requiring determinations by committees comprised solely of independent directors or in meetings at which only the independent directors are present.
Industry Background
Rapid technological advances, and the wide acceptance and use of the Internet as a driving force in commerce, accelerated the growth of the IT industry. These advances, including more powerful and less expensive computer technology, fueled the transition from predominantly centralized mainframe computer systems to open and distributed computing environments and the advent of capabilities such as relational databases, imaging, software development productivity tools, and web-enabled software. These advances expand the benefits that users can derive from computer-based information systems and improve the price-to-performance ratios of such systems. As a result, an increasing number of companies are employing IT in new ways, often to gain competitive advantages in the marketplace, and IT services have become an essential component of many companies’ long-term growth strategies. The same advances that have enhanced the benefits of computer systems rendered the development and implementation of such systems increasingly complex, popularizing the partnering with IT service providers like the Company for application development, support and related services. Accordingly, organizations turn to external IT services organizations such as Helios and Matheson to develop, support and enhance their internal IT systems.
Strategy
Helios and Matheson endeavors to provide peerless, technology enabled, consulting solutions to its client base through an integrated suite of high-quality, value-based offerings, customer alignment and outstanding service delivery in the areas of Application Value Management, Application Development, Integration, Independent Validation, Infrastructure and Information Management services. The Company believes that a philosophy of intense focus on client satisfaction, business aware solutions and guaranteed delivery provides tangible business value to its client base across banking, financial services, insurance, pharmaceutical and manufacturing/automotive verticals.
The Company’s goal is to realize consistent growth and competitive advantage through the following strategic initiatives:
Expand Existing Client Market Share. The Company endeavors to expand its penetration and market share within its existing client base through client focused sales and marketing initiatives allowing the Company to offer existing clients a broad suite of technology services. The Company’s relationships with current clients provide opportunities to market additional services in current and new geographical markets.

Expand Client Base. The Company endeavors to expand its client base particularly in the financial services sector. The Company endeavors to broaden the geography of its client base by offering services to many of its existing clients in their offices outside New York and New Jersey and using such contacts as a gateway into new geographies.
Global Delivery. The Company is dedicated to providing Flexible Delivery Model to its clients, which allows for dynamically configurable “right shoring” of service delivery based on client needs.
Operational Efficiency. The Company is keeping a tight rein on discretionary expenditure and SG&A to enhance its competitiveness.
Helios and Matheson Operations
Service Lines. Helios and Matheson provides a wide range of high quality consulting solutions, through an integrated suite of market driven Service Lines in the areas of Application Value Management, Application Development, Integration, Independent Validation, Infrastructure and Information Management services for Fortune 1000 companies and other large organizations. These services account for approximately 88% of the Company’s revenues. The Company’s solutions are based on an understanding of each client’s enterprise model. The Company’s accumulated knowledge may be applied to new projects such as planning, designing and implementing enterprise-wide information systems, database management services, performance optimization, migrations and conversions, strategic sourcing, outsourcing and systems integration.
Software. Helios and Matheson markets and distributes software products developed by independent software developers. During 2010, software revenue was approximately 4.5% of the Company’s total revenues.
Clients
The Company’s clients consist primarily of Fortune 1000 companies and other large organizations. The Company’s clients operate in a diverse range of industries with a concentration in the financial services, pharmaceutical and manufacturing/automotive industries. Eight of the Company’s top ten clients measured by revenue for the year ended December 31, 2010 have been clients for over five years. For the twelve months ended December 31, 2010, the Company’s three largest customers represented approximately 22%, 21% and 21% of total revenues respectively. Besides these customers, no other customer represented greater than 10% of the Company’s revenues. During 2011, the Company expects that a significant portion of its revenues will continue to come from these clients. As indicated above, the Company is also attempting to expand its client base by offering services to many of its existing clients in their offices outside New York and New Jersey and using such contacts as a gateway into new geographies. We hope to get a foothold in these geographic markets by offering to provide services to the branch offices of our existing clients.
Approximately, 100% of all of the Company’s revenues were derived from clients within the United States for each of the years ended December 31, 2010 and 2009.
Sales and Marketing
The Company’s marketing strategy is to develop long-term mutually beneficial relationships with existing and new clients that will lead to the Company becoming a preferred provider of IT services. The Company seeks to employ a “cross selling” approach where appropriate to expand the number of services utilized by a single client. Other sales and marketing methods include client referrals, networking, and attendance at conferences.
Competition
The market for IT consulting services is intensely competitive, affected by rapid technological advances and includes a large number of competitors. The Company’s competitors include the current or former consulting divisions of the “Big Four” accounting firms, major offshore outsourcing companies, systems consulting and implementation firms, application software development firms, management consulting firms, divisions of large hardware and software companies, and niche providers of IT services. Many of these competitors have significantly greater financial, technical and marketing resources than the Company. Competition imposes significant pricing pressures on the Company. Given the substantial improvement in operations during the 2010 fiscal year, the Company expects to improve its competitive presence in the IT Industry going forward.

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
Human Resources
At December 31, 2010, the Company had 37 employees, of whom 29 were client consultants, 2 provided recruiting services, 1 provided sales and marketing services, 1 provided technical and customer service and 4 were executive, financial and administrative personnel. None of the Company’s employees are represented by a labor union, and the Company has never incurred a work stoppage. In addition to these employees , the Company was utilizing the services of 51 independent contractors at December 31, 2010. These independent contractors act as consultants and they are not employees of the Company.
Long-Lived Assets
Substantially all of the Company’s long-lived assets were located in the United States for the years ended December 31, 2010 and 2009, respectively.
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
Effective as of January 30, 2007, the Company changed its name from The A Consulting Team, Inc. to Helios and Matheson North America Inc. The name change reflects the Company’s desire to develop long term, mutually beneficial opportunities both in the United States and globally through its association with Helios and Matheson Parent, an information technology services organization with corporate headquarters in Chennai, India and the owner of approximately 84% of the Company’s outstanding common stock. Helios and Matheson Parent has granted the Company a non-exclusive right to use the name “Helios and Matheson” and related trademarks, service names and service marks. Helios and Matheson Parent has the right to terminate the Company’s right to use such name and related trademarks and service marks upon each of the following events: (i) the Company duly and properly effectuates a change of the Company’s corporate name which change is not consented to or approved by Helios and Matheson Parent; (ii) the Company consummates a business combination or merger, pursuant to which the Company is not the surviving corporation, or the Company consummates a sale of all or substantially all of its assets without the consent or approval of Helios and Matheson Parent and (iii) the Company files, or becomes a debtor subject to, a bankruptcy proceeding which proceeding or filing was not commenced by Helios and Matheson Parent or consented to by Helios and Matheson Parent. The Company could be materially adversely affected if Helios and Matheson Parent terminated the Company’s rights to use such name and the related trademarks and service marks as the Company would be forced to change its name, commence marketing under a new name and would not be able to enjoy the benefits of the Company’s marketing efforts under the name Helios and Matheson. Additionally, the Company is reliant upon Helios and Matheson Parent to protect Helios and Matheson’s trademarks, trade names, service marks and service names.
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
Volatility of Stock Price
The Company’s stock was traded on 156 days during 2010 and may be subject to wide fluctuations in price in response to variations in quarterly results of operations and other factors, including financings, technological innovations and general economic or market conditions. Stock markets have experienced extreme price and volume trading volatility in the recent past. This volatility had a substantial effect on the market price of many technology companies that has often been unrelated to the operating performance of those companies. This volatility may adversely affect the market price of the Company’s common stock.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not Required.

ITEM 2.	PROPERTIES
The Company’s executive office is located at 200 Park Avenue South, New York, New York 10003. The Company’s executive office is approximately 6,000 square feet and is located in a leased facility with a term expiring on July 31, 2012. In addition, the Company has offices in Bangalore, India and pays a facilities fee that is based on the utilization. The Company is currently using such facilities under a Statement of Work which expires July 31, 2011.

ITEM 3.	LEGAL PROCEEDINGS
See Note 13 “Legal Proceedings” included in the Company’s financial statements which are included at Item 15 (a) of Part IV of this report.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
The Company’s common stock is currently listed on The NASDAQ Capital Market under the symbol “HMNA.” The Company completed an initial public offering of its common stock on August 8, 1997 and was listed on The NASDAQ National Market. In August 2002, the Company’s common stock transitioned to The NASDAQ Capital Market.
The following table sets forth the quarterly range of high and low sale prices of the Company’s common stock since January 1, 2009 as reported by NASDAQ:

2009	High	Low
First Quarter	$0.68	$0.20
Second Quarter	0.60	0.15
Third Quarter	0.55	0.25
Fourth Quarter	2.18	0.25

2010	High	Low
First Quarter	$4.05	$0.57
Second Quarter	1.60	0.73
Third Quarter	0.93	0.65
Fourth Quarter	1.19	0.55
Dividends
During the last two fiscal years, the Company has not paid any cash dividends on its common stock.
Holders
There were approximately 15 registered holders of record of the Company’s common stock as of March 3, 2011.
Share Repurchases
None.
Equity Compensation Plan
For information about the Company’s equity compensation plan, please see Item 12 of this report.

ITEM 6.	SELECTED FINANCIAL DATA
Not Required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of significant factors affecting the Company’s operating results and liquidity and capital resources should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes.

Overview
Helios and Matheson North America Inc. (“Helios and Matheson” or the “Company”) was incorporated in the state of New York in February of 1983 and became a public company in August of 1997. In October of 2009, Helios and Matheson changed its state of incorporation from New York to Delaware. The Company is headquartered in New York City, New York and has a subsidiary in Bangalore, India. The Company provides a wide range of high quality information technology (“IT”) consulting solutions and custom application development services to Fortune 1000 companies and other large organizations. The Company’s shares are listed on The NASDAQ Capital Market (“NASDAQ”) under the symbol “HMNA”.
The Company’s services include Application Value Management, Application Development, Integration, Independent Validation, Infrastructure and Information Management services. The Company believes that a philosophy of intense focus on client satisfaction, business aware solutions and guaranteed delivery provides tangible business value to its client base across banking, financial services, insurance, pharmaceutical and manufacturing/automotive verticals.
The Company is dedicated to providing a Flexible Delivery Model to its clients, which allows for dynamically configurable “right shoring” of service delivery based on client needs.
For the three and twelve months ended December 31, 2010, approximately 93% and 88% respectively, of the Company’s consulting services revenues were generated from clients under time and materials engagements, with the remainder generated under fixed-price engagements as compared to 76% and 71% for the three and twelve months ended December 31, 2009, respectively. The Company has established standard-billing guidelines for consulting services based on the types of services offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a weekly and monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.
The Company’s most significant operating cost is its personnel cost, which is included in cost of revenues. For the twelve months ended December 31, 2010 and 2009, gross margin was 20.7% and 24.8% respectively. The decrease in gross margin is primarily a result of a decrease in higher margin project revenue and software revenue. Large portions of the Company’s engagements are on a time and materials basis. While most of the Company’s engagements allow for periodic price adjustments to address, among other things, increases in personnel costs, the current economic conditions does not allow much flexibility in the same.
Helios and Matheson actively manage its personnel utilization rates by monitoring project requirements and timetables. Helios and Matheson’s utilization rate for the three and twelve months ending December 31, 2010, was approximately 89% and 91%, respectively as compared to 88% and 85% for the three and twelve months ending December 31, 2009, respectively. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in Helios and Matheson’s training programs in order to expand their technical skill sets.
Investments
On March 30, 2006, Helios and Matheson Parent, an IT services organization with its corporate headquarters in Chennai, India, purchased 1,024,697 shares of the Company’s common stock from Mr. Shmuel BenTov, the Company’s former Chairman, Chief Executive Officer and President and his family members, which represented approximately 43% of the Company’s outstanding common stock. In 2006, 2007, 2008, 2009 and 2010 Helios and Matheson Parent purchased additional shares of the Company’s common stock. Helios and Matheson parent owns 4,882,594 shares of common stock, representing approximately 84% of the shares of the common stock currently outstanding. Helios and Matheson Parent is a publicly listed company on three stock exchanges in India, the National Stock Exchange (NSE), the Stock Exchange, Mumbai (BSE) and Madras Stock Exchange (MSE).

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

Results of Operations
The following table sets forth the percentage of revenues of certain items included in the Company’s Statements of Operations:

	Year Ended December 31,
	2010	2009
Revenues	100.0%	100.0%
Cost of revenues	79.3%	75.2%

Gross profit	20.7%	24.8%
Operating expenses	27.8%	38.6%

Loss from operations	(7.1)%	(13.8)%

Net loss	(7.1)%	(13.9)%

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009
Revenues. Revenues of the Company decreased by $1.6 million or 10.8% from $14.9 million for the twelve months ended December 31, 2009 to $13.3 million for the twelve months ended December 31, 2010. The decrease was primarily attributable to (a) decline in consulting revenue due to difficulty in replacing completed projects and a pushback of new assignments from existing clients primarily as a result of the continuing economic uncertainty still adversely affecting spending on IT services and (b) reduction of software revenue due to the termination of the contract by Cogito Ltd.
Gross Profit. The resulting gross profit for the twelve months ended December 31, 2010 was $2.8 million, a decrease of $942,000 or 25.5% from the 2009 comparable period amount of $3.7 million. As a percentage of total revenue, gross margin for the twelve months ended December 31, 2010 was 20.7%, a decrease of 4.1% from the 2009 level of 24.8%. The gross margin has decreased primarily as a result of a decrease in higher margin project revenue and software revenue.
Operating Expenses. Operating expenses are comprised of Selling, General and Administrative (“SG&A”) expenses and depreciation and amortization. SG&A expenses decreased by $2,000,000, or 35.8% from $5.6 million for the twelve months ended December 31, 2009 to $3.6 million for the twelve months ended December 31, 2010. The decrease in SG&A was associated with various cost reduction initiatives including, but not limited to, renegotiation with major vendors and process restructuring, leading to higher efficiency.
Taxes. Taxes decreased by $17,500 from $22,000 for the twelve months ended December 31, 2009 to $4,500 for the twelve months ended December 31, 2010. For the twelve months ended December 31, 2010, the Company recorded a tax provision of $18,000 for minimum state taxes, and provision to return adjustments of ($13,500) from the filing of state and federal tax returns. In addition, deferred taxes were not impacted by the pre-tax net loss since such amounts were fully reserved as of December 31, 2010 and 2009, respectively.
Net Loss. As a result of the above, the Company had a net loss of ($940,000) or ($0.22) per basic and diluted share for the twelve months ended December 31, 2010 compared to a net loss of ($2.1) million or ($0.84) per basic and diluted share for the twelve months ended December 31, 2009.
Liquidity and Capital Resources
The Company believes that its business, operating results and financial condition have been affected by the recent economic crisis and ongoing economic uncertainty which continue to impact the IT spending of its clients. A significant portion of the Company’s major customers are in the financial services industry and came under considerable pressure as a result of the unprecedented economic conditions in the financial markets. Spending on IT consulting services is largely discretionary, and the Company has experienced a pushback of new assignments and high margin projects from existing clients. Yet, the Company more than halved its losses during 2010 as compared to 2009. The Company had an operating loss of approximately ($941,000) and a net loss of approximately ($940,000) for the twelve months ended December 31, 2010. During the twelve months ended December 31, 2009, the Company had an operating loss and net loss of approximately ($2.1) million.

The Company’s cash balances were approximately $1.7 million at December 31, 2010, which included a $2.0 million cash infusion resulting from the Purchase Agreement with Helios and Matheson Parent, as compared to $1.4 million at December 31, 2009. Net cash used in operating activities for the twelve months ended December 31, 2010 was approximately $1.7 million compared to net cash used in operating activities of approximately $535,000 for the twelve months ended December 31, 2009.
The Company’s accounts receivable, less allowance for doubtful accounts, at December 31, 2010 and December 31, 2009 were $2.2 million and $2.5 million, respectively, representing 61 days of sales outstanding (“DSO) for both years. The Company believes that stable DSO of 61 days in 2010 and 2009 is consistent with favorable resolutions of a limited number of dated client disputes. The accounts receivable at December 31, 2010 and 2009 included $0 and $184,000 of unbilled revenue respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.
For the twelve months ended December 31, 2010, revenues from the Company’s three largest customers represented 22%, 21% and 21% of revenues. For the twelve months ended December 31, 2009, the Company had revenues from two customers, which represented 23% and 10% of revenues, respectively. No other customer represented greater than 10% of the Company’s revenues for such periods.
Net cash provided by/(used in) investing activities was approximately ($13,000) and $3,000, for the twelve months ended December 31, 2010 and 2009, respectively. In 2010, this included addition to property and equipment of $22,000 for purchasing a leased vehicle, and $3,000 in 2010 and $13,000 in 2009, consisting primarily of upgrades to systems and servers. During 2010, additions were offset by disposals totaling $12,000.
Net cash provided by financing activities was approximately $2,000,000 (which included a $2.0 million cash infusion from Helios and Matheson Parent) and $980,000 (which included a $1.0 million cash infusion from Helios and Matheson Parent) for the twelve months ended December 31, 2010 and 2009 respectively.
In management’s opinion, cash flows from operations combined with cash on hand will provide adequate flexibility for funding the Company’s working capital obligations for the next twelve months.
For the twelve months ended December 31, 2010 and 2009, there were no shares of common stock issued pursuant to the exercise of options issued under the Company’s stock option plan.
Going Concern
See “Going Concern” in Note 1 of the Company’s financial statements which are included at Item 15 (a) (1) and (2) of Part IV of this report.
Off-Balance Sheet Arrangements
The Company did not have any “Off Balance Sheet Arrangements” during the twelve months ended December 31, 2010 and 2009, respectively.
Contractual Obligations
The Company has the following contractual obligations as of December 31, 2010:

	Payments Due by Period
					More Than 5
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Years

Operating Lease Obligations
Rent (1)	450,037	284,234	165,803	—	—

Total	$450,037	$284,234	$165,803	$—	$—

(1)	The Company has a New York facility with a lease term expiring July 31, 2012.

Recent Accounting Pronouncements
None.
Inflation
The Company has not suffered material adverse affects from inflation in the past. However, a substantial increase in the inflation rate in the future may adversely affect customers’ purchasing decisions, and consequently impact the Company’s margins and overall cost structure.
Nasdaq
Refer to the Current Report on Form 8-K filed with the SEC on July 26, 2010 and the Current Report on Form 8-K filed with the SEC on January 24, 2011. We appealed NASDAQ’s decisions on February 24, 2011 and we are currently awaiting the panel’s decision on our appeal.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Company’s financial statements which are included at Item 15 (a) (1) and (2) of Part IV of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management under the supervision of and with the participation of our President and Chief Executive Officer, Chief Operating Officer and Principal Financial Officer, conducted an evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of December 31, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Operating Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer, Chief Operating Officer and Principal Financial Officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.
Management’s Responsibility for Financial Statements
Our management is responsible for the integrity and objectivity of all information presented in this annual report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s financial position and results of operations.
The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with the Company’s independent registered public accounting firm and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent registered public accounting firm. The independent registered public accounting firm has free access to the Audit Committee.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2010, the end of the Company’s fiscal year. Management based its assessment on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010. Management has reviewed the results of the assessment of the Company’s internal controls over financial reporting with the Audit Committee of the Company’s Board of Directors.
Inherent Limitations on Effectiveness of Controls
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Controls
During the period covered by this report, there was no change in our internal control over financial reporting for the quarter (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning the Company’s Code of Ethics is set forth below in this Item 10. All other information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

Code of Ethics
The Board of Directors has adopted a code of ethics designed, in part, to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with or submits to the Securities and Exchange Commission and in the Company’s other public communications, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of code violations to an appropriate person or persons, as identified in the code and accountability for adherence to the code. The code of ethics applies to all directors, executive officers and employees of the Company. The Company will provide a copy of the code to any person without charge, upon request to Ms. Jeannie Lovastik, Human Resources Manager by calling 212-979-8228 or writing to Ms. Lovastik’s attention at Helios and Matheson North America Inc., 200 Park Avenue South, Suite 901, New York, New York, 10003.
The Company intends to disclose any amendments to or waivers of its code of ethics as it applies to directors or executive officers by filing them on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information concerning the Company’s equity compensation plan is set forth below in this Item 12. All other information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.
Equity Compensation Plan Information
The Equity Compensation Plan Information as of December 31, 2010 was as follows:

			Number of securities
			remaining available for future
			issuance under equity
			compensation plans
	Number of securities to be	Weighted-average exercise	(Excluding securities to be
	issued upon exercise of	price of outstanding	issued upon exercise of
	outstanding options,	options, warrants and	outstanding options, warrants
	warrants and rights as of	rights as of December 31,	and rights as of December 31,
Plan Category	December 31, 2010	2010	2010)

Equity compensation plans approved by security holders	34,250	$4.74	425,750

Equity compensation plans not approved by security holders	—	—	—

Total	34,250	$4.74	425,750

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
15(a) (1) Financial Statements
The Consolidated Financial Statements filed as part of this report are listed and indexed in the table of contents. Schedules other than those listed in the index have been omitted because they are not applicable or the required information has been included elsewhere in this report.
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

Exhibit
Number	Description of Exhibits

3.1	Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the form 10-K, as previously filed with SEC on March 31, 2010.

3.2	Bylaws of Helios and Matheson North America Inc. , incorporated by reference to Exhibit 3.2 to the form 10-K, as previously filed with SEC on March 31, 2010.

4.1	Specimen common stock certificate, incorporated by reference to Exhibit 4.1 to the form 10-K, as previously filed with SEC on March 31, 2010.

10.1
Securities Purchase Agreement between the Company and Helios and Matheson Information Technology Ltd. dated as of August 4, 2010, incorporated by reference to Exhibit 10.1 on Form 8-K, as previously filed with the SEC on August 6, 2010.

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

Exhibit
Number	Description of Exhibits

10.2
Memorandum of Understanding, dated as of September 22, 2010, between the Registrant and Helios and Matheson Information Technology Limited, incorporated by reference to Exhibit 10.2 to Form 10-Q for the nine months ended September 30, 2010, as previously filed with the SEC on November 15, 2010.

10.3
Form of Indemnification Agreement between the Registrant and certain of its Directors and its Chief Executive Officer, incorporated by reference to Exhibit 10.12 to the Form 10-Q for the period ended September 30, 2003 as previously filed with the SEC on November 14, 2003. †

10.4
Professional Services Agreement by and between the Registrant and IonIdea, Inc., dated as of August 1, 2010, incorporated by reference to Exhibit 10.1 to the Form 10-Q as previously filed with the SEC on November 15, 2010.

21
Helios and Matheson North America, Inc. List of Subsidiaries, incorporated by reference to Exhibit 21 to the Form 10-K for the period ended December 31, 2009, as previously filed with SEC on March 31, 2010.

23.2	Consent of Mercadien, P.C., Certified Public Accountants.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Operating Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the Chief Operating Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensation plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIOS AND MATHESON NORTH AMERICA INC.
By:	/s/ Divya Ramachandran
Divya Ramachandran
President and Chief Executive Officer

By:	/s/ Umesh Ahuja
Umesh Ahuja
Chief Financial Officer

By:	/s/ Suparna NR
Suparna NR
Chief Operating Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Divya Ramachandran Divya Ramachandran	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2011

/s/ Shri S. Jambunathan Shri S. Jambunathan	Chairman and Director	March 15, 2011

/s/ Daniel L. Thomas Daniel L. Thomas	Director	March 15, 2011

/s/ Kishan Grama Ananthram Kishan Grama Ananthram	Director	March 15, 2011

/s/ Suparna NR Suparna NR	Chief Operating Officer	March 15, 2011

/s/ Umesh Ahuja Umesh Ahuja	Chief Financial Officer (Principal Financial Officer)	March 15, 2011

ITEM 15 (a) (1) and (2)
HELIOS AND MATHESON NORTH AMERICA INC.
The following consolidated financial statements and financial statement schedule of Helios and Matheson North America Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm — Mercadien, P.C. Certified Public Accountants	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations and Comprehensive Income	F-4

Consolidated Statements of Shareholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7

The following consolidated financial statement schedule of Helios and Matheson North America Inc. is included in Item 15(c): Schedule II — Valuation and Qualifying Accounts	S-1
All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Helios and Matheson North America Inc.
We have audited the accompanying consolidated balance sheets of Helios and Matheson North America Inc. and Subsidiary, (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Helios and Matheson North America Inc. and Subsidiary as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
We were not engaged to examine management’s assertion about the effectiveness of Helios and Matheson North America Inc.’s internal control over financial reporting as of December 31, 2010 included in Item 9A(T) on the Form 10-K entitled Management Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.
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

/s/ Mercadien, P.C., Certified Public Accountants
Mercadien, P.C., Certified Public Accountants
Hamilton, New Jersey
March 15, 2011

HELIOS AND MATHESON NORTH AMERICA INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$1,656,456	$1,354,989
Accounts receivable- less allowance for doubtful accounts of $212,624 at December 31, 2010, and $220,879 at December 31, 2009	2,223,452	2,471,705
Unbilled receivables	—	184,229
Prepaid expenses and other current assets	1,069,646	178,879

Total current assets	4,949,554	4,189,802
Property and equipment, net	44,613	79,952
Deposits and other assets	139,703	154,703

Total assets	$5,133,870	$4,424,457

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,449,132	$1,630,054
Deferred revenue	19,504	184,904

Total current liabilities	1,468,636	1,814,958

Shareholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of December 31, 2010, and December 31, 2009	—	—
Common stock, $.01 par value; 30,000,000 shares authorized; 5,826,088 issued and outstanding as of December 31, 2010 and 3,086,362 issued and outstanding as of December 31, 2009	58,261	30,864
Paid-in capital	37,820,783	35,840,669
Accumulated other comprehensive (loss)/income — foreign currency translation	(9,862)	2,084
Accumulated deficit	(34,203,948)	(33,264,118)

Total shareholders’ equity	3,665,234	2,609,499

Total liabilities and shareholders’ equity	$5,133,870	$4,424,457

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON NORTH AMERICA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2010	2009

Revenues	$13,279,555	$14,890,970
Cost of revenues	10,532,901	11,201,957

Gross profit	2,746,654	3,689,013
Operating expenses:
Selling, general and administrative	3,639,720	5,623,108
Depreciation and amortization	48,318	124,662
Impairment of goodwill	—	—

	3,688,038	5,747,770

Loss from operations	(941,384)	(2,058,757)
Interest income	6,026	5,011

Loss before income taxes	$(935,358)	$(2,053,746)
Provision for income taxes	4,472	21,931

Net loss	(939,830)	(2,075,677)
Other comprehensive (loss)/income — foreign currency adjustment	(11,946)	(4,779)

Comprehensive loss	$(951,776)	$(2,080,456)

Basic and diluted loss per share	$(0.22)	$(0.84)

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON NORTH AMERICA INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Additional	Accumulated
	Preferred Stock		Common Stock		Paid-In	Other Comp	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2007	—	$—	2,396,707	$23,967	$34,758,266	$1,655	$(28,264,093)	$6,519,795
Net Loss	—	—	—	—	—	—	(2,924,348)	(2,924,348)
Stock based compensation expense	—	—	—	—	64,470	—	—	64,470
Foreign Exchange Translation	—	—	—	—	—	5,208	—	5,208

Balance, December 31, 2008	—	$—	2,396,707	$23,967	$34,822,736	$6,863	$(31,188,441)	$3,665,125
Net Loss	—	—	—	—	—	—	(2,075,677)	(2,075,677)
Sale of stock	—	—	689,655	6,897	993,103	—	—	1,000,000
Stock based compensation expense	—	—	—	—	24,830	—	—	24,830
Foreign Exchange Translation	—	—	—	—	—	(4,779)	—	(4,779)

Balance, December 31, 2009	—	$—	3,086,362	$30,864	$35,840,669	$2,084	$(33,264,118)	$2,609,499
Net Loss	—	—	—	—	—	—	(939,830)	(939,830)
Sale of stock	—	—	2,739,726	27,397	1,972,603	—	—	2,000,000
Stock based compensation expense	—	—	—	—	7,511	—	—	7,511
Foreign Exchange Translation	—	—	—	—	—	(11,946)	—	(11,946)

Balance, December 31, 2010	—	$—	5,826,088	$58,261	$37,820,783	$(9,862)	$(34,203,948)	$3,665,234

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON NORTH AMERICA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(939,830)	$(2,075,677)
Depreciation and amortization	48,318	124,662
Impairment of goodwill	—	—
Provision for doubtful accounts	(36,320)	60,000
Stock based compensation	7,511	24,830
Write down of investment	—	—
Reduction of capital lease obligation	—	—
Amortization of deferred financing cost	—	8,883
Changes in operating assets and liabilities:
Accounts receivable	284,573	1,314,650
Unbilled receivables	184,229	(150,021)
Prepaid expenses and other current assets	(890,767)	148,113
Deposits	15,000	1,750
Accounts payable and accrued expenses	(180,922)	(17,668)
Deferred revenue	(165,401)	25,118

Net cash used in operating activities	(1,673,609)	(535,360)

Cash flows from investing activities:
(Purchase)/Sale of property and equipment	(12,978)	2,856

Net cash provided by/(used in) investing activities	(12,978)	2,856

Cash flows from financing activities:
Proceeds from the sale of stock	2,000,000	1,000,000
Payment of deferred financing cost	—	(20,000)

Net cash provided by financing activities	2,000,000	980,000

Effect of foreign currency exchange rate changes on cash and cash equivalents	(11,946)	(4,779)

Net increase/(decrease) in cash and cash equivalents	301,467	442,717
Cash and cash equivalents at beginning of period	1,354,989	912,272

Cash and cash equivalents at end of period	$1,656,456	$1,354,989

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—

Cash paid during the period for income taxes, net of refunds	$446	$(64,018)

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON NORTH AMERICA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SIGNIFICANT ACCOUNTING POLICIES
Description of Business and Basis of Presentation
Helios and Matheson North America Inc. (formerly The A Consulting Team, Inc.) (“Helios and Matheson” or the “Company”) was incorporated in the state of New York in February of 1983 and became a public company in August of 1997. In October of 2009, Helios and Matheson changed its state of incorporation from New York to Delaware. The Company is headquartered in New York, New York and has offices in New York and Bangalore, India. The Company provides a wide range of information technology (“IT”) consulting, custom application development and solutions to Fortune 1000 companies and other large organizations. The Company supports all major computer technology platforms and supports client IT projects by using a broad range of third-party software applications.
Principles of Consolidation
The consolidated financial statements include the accounts of Helios and Matheson North America Inc. and its 100% owned subsidiary Helios and Matheson Global Services Private Limited (“HMGS”) from its date of acquisition on September 30, 2005. All material inter-company accounts and transactions have been eliminated.
Certain amounts reported in previous years have been reclassified to conform to the fiscal 2010 presentation. Such reclassifications were immaterial.
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
Accounting for Income Taxes
The Company adopted a FASB provision relating to Uncertainty in Income Taxes. As a result of the implementation, there has been no material change to the Company’s tax position as the Company has not paid any corporate income taxes due to operating losses. All tax benefits will likely not be recognized due to the substantial net operating loss carry-forwards. With no tax due for the foreseeable future, the Company has determined that a policy to determine the accounting for interest or penalties related to the payment of tax is not necessary at this time.
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

HELIOS AND MATHESON NORTH AMERICA INC
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
Going Concern
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2010, the Company had $1,656,456 of cash and cash equivalents on hand, which included a $2.0 million cash infusion resulting from a securities purchase agreement between the Company and Helios and Matheson Parent, as compared to $1,354,989 of cash and cash equivalents at December 31, 2009. For the year ended December 31, 2010 the Company reported a net loss of approximately ($940,000). For the year ended December 31, 2009 the Company reported a net loss of approximately ($2,076,000). Based upon the Company’s net losses, the ability of the Company to continue as a going concern is dependent on the Company achieving profitable operations in future.
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

HELIOS AND MATHESON NORTH AMERICA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Stock-Based Compensation
No non-employee equity instruments were granted in 2010 or 2009.
At December 31, 2010, the Company has a stock based compensation plan, which is described as follows:
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

HELIOS AND MATHESON NORTH AMERICA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company uses the modified prospective application method as specified by the FASB whereby compensation cost is recognized over the remaining service period based on the grant-date fair value of those awards as calculated for pro forma disclosures as originally issued. For the three and twelve months ended December 31, 2010, the Company recorded stock based compensation expense of $0 and $7,512, respectively. For the three and twelve months ended December 31, 2009, the Company recorded stock based compensation expense of $6,256 and $24,830, respectively.
The fair value of options at the date of grant was estimated using the Black-Scholes model with the following assumptions:

	2010		2009
Expected life (years)	4.00		4.00
Risk free interest rate	1.45%		1.62%
Expected volatility	1.18		1.72
Weighted average fair value per option	$0.00	(1)	$0.00	(1)

(1)	There were no options granted by the Company for the 12 months ended Decmber 31, 2010 and 2009.
2. NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009
Numerator for basic net loss per share
Net loss	$(939,830)	$(2,075,677)

Net loss available to common stockholders	$(939,830)	$(2,075,677)

Numerator for diluted net loss per share
Net loss available to common stockholders & assumed conversion	$(939,830)	$(2,075,677)

Denominator:
Denominator for basic and diluted loss per share — weighted-average shares	4,212,277	2,476,065

Basic and diluted loss per share:
Net loss per share	$(0.22)	$(0.84)

All options and warrants outstanding during 2010 and 2009 were not included in the computation of net loss per share because the effect would be ant dilutive.

HELIOS AND MATHESON NORTH AMERICA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. PROPERTY AND EQUIPMENT
Property and equipment, at cost, consists of the following:

	December 31,
	2010	2009
Equipment and leaseholds	$218,045	$226,475
Software	166,705	166,705
Furniture and fixtures	91,305	111,984
Automobiles	21,889	20,990

	497,944	526,154
Less accumulated depreciation and amortization	453,332	446,202

	$44,612	$79,952

4. CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The Company has the following commitment as of December 31, 2010: operating lease obligations. The Company has one operating lease for its corporate headquarters located in New York. As of December 31, 2010, the Company does not have any “Off Balance Sheet Arrangements”.
The Company’s contractual obligations at December 31, 2010, are comprised of the following:

	Payments Due by Period
					More Than 5
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Years
Operating Lease Obligations
Rent (1)	450,037	284,234	165,803	—	—

Total	$450,037	$284,234	$165,803	$—	$—

(1)	The Company has a New York facility with a lease term expiring July 31, 2012. The Company did not renew the lease for the Massachusetts facility and New Jersey facility.
5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consist of the following:

	December 31,
	2010	2009
Accounts payable	$770,935	$424,010
Payroll	632,973	808,366
Other accrued expenses	45,224	397,678

	$1,449,132	$1,630,054

6. INCOME TAXES
The Company accounts for income taxes using the liability method.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

HELIOS AND MATHESON NORTH AMERICA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred tax assets and (liabilities) consist of the following:

	December 31,
	2010	2009
Licensing revenues	$(25,000)	$29,000
Accounts receivable reserve	107,000	111,000
Depreciation and amortization	270,000	274,000
Investments	928,000	928,000
Other	210,000	247,000
Net operating losses	5,351,000	4,739,000

	6,841,000	6,328,000
Valuation allowance	(6,841,000)	(6,328,000)

	$—	$—

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
At December 31, 2010, the Company has federal net operating loss carry-forwards of approximately $15.3 million which will begin to expire in 2020. The New Jersey net operating loss carry-forwards of approximately $2.5 million will begin to expire in 2020. The full utilization of the deferred tax assets in the future is dependent upon the Company’s ability to generate taxable income; accordingly, a valuation allowance of an equal amount has been established. During the year ended December 31, 2010, the valuation allowance increased by approximately $513,000 and during the year ended December 31, 2009, the valuation allowance decreased by $415,000, respectively.
Significant components of the provision for income taxes are as follows:

	Year Ended December 31,
	2010	2009
Current:
Federal	$—	$—
State and local	4,472	21,931

Total Current	$4,472	$21,931

Deferred:
Federal	—	—
State and local	—	—

Total Deferred	—	—

Total	$4,472	$21,931

HELIOS AND MATHESON NORTH AMERICA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation between the federal statutory rate and the effective income tax rate for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
Federal statutory rate	(34.0)%	(34.0)%
State and local taxes net of federal tax benefit	0.3	0.7
Non-deductible expenses	(0.7)	(0.1)
Provision to return adjustments	—	—
Change in valuation allowance	34.88	34.47

Total	0.48%	1.07%

7. RETIREMENT PLAN
The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code for its employees. Participants can make elective contributions subject to certain limitations. Under the plan, the Company can make matching contributions on behalf of all participants. There were no such contributions made by the Company in 2010 and 2009.
8. CONCENTRATION OF CREDIT RISK
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and accounts receivable. The Company maintains its cash balances on deposit with a limited number of financial institutions in amounts which may exceed federally insured limits. Historically, the Company has not experienced any related cash-in-bank losses. For the twelve months ended December 31, 2010, the Company had three customers which accounted for 22%, 21% and 21% of revenues, respectively. For the twelve months ended December 31, 2009 the Company had two customers which accounted for 23% and 10% of revenues, respectively. Besides these customers, no other customer represented greater than 10% of the Company’s revenues. Two customers represented approximately 24% each and one represented 19% of accounts receivable as of December 31, 2010. Two customers represented approximately 21% each of accounts receivable as of December 31, 2009
9. LEASES
The Company leases office space under a non-cancelable operating lease. The future minimum payments for all non-cancelable operating leases as of December 31, 2010 are as follows:

2011	$284234
2012	165,803

Total minimum future lease payments	$165,803	(1)

(1)	The Company has a New York facility with a lease term expiring July 31, 2012.
Office leases are subject to escalations based on increases in real estate taxes and operating expenses, all of which are charged to rent expense. Rent expense for the years ended December 31, 2010 and 2009, was approximately $384,488 and $440,103, respectively.
10. STOCK OPTION PLAN
The Company adopted a Stock Option Plan (the “Plan”) that provides for the grant of stock options that are “non-qualified” for federal income tax purposes. The Plan provides for the issuance of a maximum of 460,000 shares of common stock (subject to adjustment pursuant to customary anti-dilution provisions). Stock options vest over a period between one to four years.
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

HELIOS AND MATHESON NORTH AMERICA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock options, subject to certain restrictions, may be exercisable any time after full vesting for a period not to exceed ten years from the date of grant. Such period is to be established by the Company in its discretion on the date of grant. Stock options terminate in connection with the termination of employment.
Information with respect to options under the Company’s Plan is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Balance — December 31, 2007	129,000	$4.96
Granted during 2008	—	$0.00
Exercised during 2008	0	$0.00
Forfeitures during 2008	(21,625)	$6.13

Balance — December 31, 2008	107,375	$4.17
Granted during 2009	—	$0.00
Exercised during 2009	—	$0.00
Forfeitures during 2009	(71,875)	$3.95

Balance — December 31, 2009	35,500	$4.62
Granted during 2010	—	$0.00
Exercised during 2010	—	$0.00
Forfeitures during 2010	(1,250)	$1.20

Balance — December 31, 2010	34,250	$4.74
No stock options were granted during the twelve months ended December 31, 2010. At December 31, 2010 and 2009, 34,250 and 28,625, respectively, were exercisable with weighted average exercise prices of $4.74 and $4.43, respectively.
The following table summarizes the status of the stock options outstanding and exercisable at December 31, 2010:

Stock Options Outstanding
				Number of
	Weighted		Weighted-	Stock
Exercise Price	Average	Number of	Remaining	Options
Range	Exercise Price	Options	Contractual Life	Exercisable
$0.00 - $4.80	$3.23	14,250	0.7 year	14,250
$4.80 - $9.60	$5.82	20,000	5.6 years	20,000

		34,250		34,250

At December 31, 2010, the Company had 460,000 shares of common stock reserved in connection with the Stock Option Plan.

HELIOS AND MATHESON NORTH AMERICA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. QUARTERLY RESULTS (UNAUDITED)
The following is a summary of the quarterly results of operations for the years ended December 31, 2010 and 2009.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share amounts)	2010	2010	2010	2010
Revenues	$3,445	$2,961	$3,453	$3,421
Gross profit	801	654	672	620
(Loss)/income from operations	(362)	(423)	2	(158)
Net (loss)/income	(363)	(427)	11	(161)
Net (loss)/income per share
Basic and diluted (loss)/income per share	$(0.12)	$(0.14)	$—	$(0.03)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share amounts)	2009	2009	2009	2009
Revenues	$3,796	$3,569	$3,562	$3,964
Gross profit	953	912	795	1,029
Loss from operations	(737)	(452)	(536)	(334)
Net loss	(743)	(455)	(540)	(338)
Net loss per share
Basic and diluted loss per share	$(0.31)	$(0.19)	$(0.23)	$(0.11)

HELIOS AND MATHESON NORTH AMERICA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. TRANSACTIONS WITH RELATED PARTY
In August 2010, Helios Matheson Inc (“HM, Inc.”), a Delaware corporation and wholly-owned subsidiary of Helios and Matheson Parent acquired 2,739,726 shares of the Company’s common stock for a total investment of $2,000,000.
In September 2010, the Company entered into a Memorandum of Understanding with Helios and Matheson Parent (the “HMIT MOU”) pursuant to which Helios and Matheson Parent has agreed to make available to the Company facilities of dedicated Off-shore Development Centers (“ODCs”) and also render services by way of support in technology, client engagement, management and running the ODCs for the Company. The Company has furnished Helios and Matheson Parent a security deposit of $1 million to cover any expenses, claims or damages that Helios and Matheson Parent may incur while discharging its obligations under the HMIT MOU and also to cover the Company’s payables to Helios and Matheson Parent. Such security deposit may be increased as business operations are scaled up. Upon termination of the HMIT MOU, such security deposit will be refunded to the Company without interest and after adjusting such amounts towards any expenses, claims or damages and dues payable to Helios and Matheson Parent. Amount paid to Helios and Matheson Parent for services rendered under the HMIT MOU were $454,496 for the year ended December 31, 2010 and is included as a component of cost of revenue. All payments to Helios and Matheson Parent under MOU is made after collections are received from clients.
13. LEGAL PROCEEDINGS
Cogito Ltd. (“Cogito”), a software company whose products the Company had marketed since 1991 under an exclusive perpetual distribution agreement, terminated the agreement effective April 14, 2010. The Company disputes that there are any valid grounds for termination of the Cogito agreement and communicated its position to Cogito.
On or about July 23, 2010 Cogito filed an action against the Company in the Supreme Court of the State of New York (New York County) initiating claims for $282,000 for royalties allegedly owed to Cogito by the Company and for alleged damages in amounts of over $2.0 million which was later amended to over $4.7 million. Cogito is claiming damages for an alleged breach of contract, tortuous interference with contracts, and tortuous interference with prospective business relations. On July 27, 2010 the Company was restrained from any solicitations of contract renewals. The Company strongly disputes the claim and intends to vigorously defend the action. In connection with this case, the Company has initiated a counterclaim against Cogito in the State of New York for $5.0 million dollars. This case is currently at the discovery stage.
In January 2011, the Company filed a complaint against the current President of Cogito North America, for injunctive relief and compensatory and punitive damages in the Superior Court of New Jersey. The Company is alleging that the President of Cogito breached a contractual covenant not to compete by joining Cogito and providing the Company’s confidential and proprietary information to Cogito. The company is seeking an injunction restraining the President of Cogito from communicating with the Company’s clients and from engaging in any business or enterprise which directly solicits business for services or goods that the Company has sold or is selling.
14. SUBSEQUENT EVENTS
Management completed an analysis of all subsequent events occurring after December 31, 2010, the balance sheet date, through March 15, 2011, the date upon which the year-end consolidated financial statements were issued, and determined the following disclosures to be necessary or appropriate:
On January 19th and 20th, 2011 the Company received a letter from the NASDAQ stating that the Company has not regained compliance with the Market Value Rule and the Minimum Bid Price Rule and that the Company’s securities will be delisted from the NASDAQ unless the Company requests a hearing to appeal this determination. As of the date of filing, the Company has appeared for a hearing before the NASDAQ Panel and is awaiting a decision on the matter.

HELIOS AND MATHESON NORTH AMERICA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Schedule II — Valuation and Qualifying Accounts

Col. A	Col. B	Col. C		Col. D		Col. E
		Additions
		(1)	(2)
	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other Accounts	Deductions -		Balances at
Description	Period	Expenses	Describe	Describe		End of Period
Reserves and allowances deducted from asset accounts:
For the year ended December 31, 2010 Allowance for doubtful accounts	$220,879	$(36,320)	$61,471	$(33,406	)(a)	$212,624
For the year ended December 31, 2009 Allowance for doubtful accounts	$209,771	$60,000	$—	$(48,892	)(b)	$220,879
For the year ended December 31, 2008 Allowance for doubtful accounts	$221,970	$50,000	$—	$(62,199	)(c)	$209,771

(a)	Uncollectible accounts written off during 2010.

(b)	Uncollectible accounts written off during 2009.

(c)	Uncollectible accounts written off during 2008.

S-1

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

3.1	Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the form 10-K, as previously filed with SEC on March 31, 2010.

3.2	Bylaws of Helios and Matheson North America Inc. , incorporated by reference to Exhibit 3.2 to the form 10-K, as previously filed with SEC on March 31, 2010.

4.1	Specimen common stock certificate, incorporated by reference to Exhibit 4.1 to the form 10-K, as previously filed with SEC on March 31, 2010.

10.1
Securities Purchase Agreement between the Company and Helios and Matheson Information Technology Ltd. dated as of August 4, 2010, incorporated by reference to Exhibit 10.1 on Form 8-K, as previously filed with the SEC on August 6, 2010.

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

10.1.3
Amendment No. 2 to the Registrant’s Amended and Restated 1997 Stock Option and Award Plan, incorporated by reference to Exhibit 10.1.3 to the Form 10-K for the period ended December 31, 2006, as previously filed with the SEC on March 29, 2007. †

10.1.4
Form of Restricted Stock Award Grant and Notice Agreement between the Registrant and each of its Non-Employee Directors, incorporated by reference to Exhibit 10.9 to the Form 10-Q for the nine months ended September 30, 2005, as previously filed with the SEC on November 14, 2005. †

10.1.5
Form of Non-Qualified Stock Option Agreement between the Registrant and each of its Non-Employee Directors incorporated by reference to Exhibit 10.10 to the Form 10-Q for the nine months ended September 30, 2005, as previously filed with the SEC on November 14, 2005. †

10.2
Memorandum of Understanding, dated as of September 22, 2010, between the Registrant and Helios and Matheson Information Technology Limited, incorporated by reference to Exhibit 10.2 to Form 10-Q for the nine months ended September 30, 2010, as previously filed with the SEC on November 15, 2010.

10.3
Form of Indemnification Agreement between the Registrant and certain of its Directors and its Chief Executive Officer, incorporated by reference to Exhibit 10.12 to the Form 10-Q for the period ended September 30, 2003 as previously filed with the SEC on November 14, 2003. †

10.4
Professional Services Agreement by and between the Registrant and IonIdea, Inc., dated as of August 1, 2010, incorporated by reference to Exhibit 10.1 to the Form 10-Q as previously filed with the SEC on November 15, 2010.

21
Helios and Matheson North America, Inc. List of Subsidiaries, incorporated by reference to Exhibit 21 to the Form 10-K for the period ended December 31, 2009, as previously filed with SEC on March 31, 2010

23.2	Consent of Mercadien, P.C., Certified Public Accountants.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Operating Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the Chief Operating Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensation plan.