Form 10-Q
period 2011-03-31
Helios & Matheson Information Technology Inc.
filed 2011-05-13
CIK 1040792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-22945
HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3169913

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Park Avenue South New York, New York 10003	(212) 979-8228

(Address of Principal Executive Offices)	(Registrant’s Telephone Number, Including Area Code)
HELIOS AND MATHESON NORTH AMERICA INC.
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
As of May 02, 2011, there were 5,826,088 shares of common stock, with $.01 par value per share, outstanding.

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.

Part I. Financial Information

Item 1.	Financial Statements
HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,219,465	$1,656,456
Accounts receivable- less allowance for doubtful accounts of $233,124 at March 31, 2011, and $212,624 at December 31, 2010	2,218,501	2,223,452
Unbilled receivables	106,437	—
Security Deposit	1,000,000	1,000,000
Prepaid expenses and other current assets	84,376	69,646

Total current assets	4,628,779	4,949,554
Property and equipment, net	37,794	44,613
Deposits and other assets	139,703	139,703

Total assets	$4,806,276	$5,133,870

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,239,775	$1,449,132
Deferred revenue	19,502	19,504

Total current liabilities	1,259,277	1,468,636

Shareholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2011, and December 31, 2010	—	—
Common stock, $.01 par value; 30,000,000 shares authorized; 5,826,088 issued and outstanding as of March 31, 2011 and December 31, 2010	58,261	58,261
Paid-in capital	37,820,783	37,820,783
Accumulated other comprehensive income (Loss) — foreign currency translation	(11,087)	(9,862)
Accumulated deficit	(34,320,958)	(34,203,948)

Total shareholders’ equity	3,546,999	3,665,234

Total liabilities and shareholders’ equity	$4,806,276	$5,133,870

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2011	2010
	(unaudited)	(unaudited)

Revenues	$3,249,012	$3,444,592
Cost of revenues	2,629,825	2,643,944

Gross profit	619,187	800,648
Operating expenses:
Selling, general & administrative	724,652	1,145,449
Depreciation & amortization	6,818	16,846

	731,470	1,162,295

Loss from operations	(112,283)	(361,647)
Other income(expense):
Interest income-net	773	3,074

	773	3,074

Loss before income taxes	(111,510)	(358,573)
Provision for income taxes	5,500	4,500

Net loss	(117,010)	(363,073)
Other comprehensive loss — foreign currency adjustment	(1,226)	(614)

Comprehensive loss	$(118,236)	$(363,687)

Net loss per share
Basic & Diluted	$(0.02)	$(0.12)

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2011	2010
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(117,010)	$(363,073)
Adjustments to reconcile net loss to net cash used in operating activities, net of acquired assets:
Depreciation and amortization	6,818	16,846
Provision for doubtful accounts	20,500	15,000
Stock based compensation	—	5,858
Amortization of deferred financing cost	—	3,750
Changes in operating assets and liabilities:
Accounts receivable	(15,549)	13,968
Unbilled receivables	(106,437)	87,280
Prepaid expenses and other current assets	(14,730)	38,042
Accounts payable and accrued expenses	(209,357)	(43,623)
Deferred revenue	—	(115,146)

Net cash used in operating activities	(435,765)	(341,098)

Cash flows from investing activities:
Sale/(Purchase) of Property and Equipment	—	22

Net cash provided by investing activities	—	22

Cash flows from financing activities:
Net cash provided by financing activities	—	—
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,226)	(614)

Net decrease in cash and cash equivalents	(436,991)	(341,690)
Cash and cash equivalents at beginning of period	1,656,456	1,354,989

Cash and cash equivalents at end of period	$1,219,465	$1,013,299

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—

Cash paid during the period for income taxes — net of refunds	$4,139	$9,028

See accompanying notes to consolidated financial statements

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.
Notes to Consolidated Financial Statements
(Unaudited)
1) GENERAL:
These financial statements should be read in conjunction with the financial statements contained in Helios and Matheson Information Technology Inc.’s (“Helios and Matheson” or the “Company”) Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”) and the accompanying financial statements and related notes thereto. The accounting policies used in preparing these financial statements are the same as those described in the Company’s Form 10-K for the year ended December 31, 2010. On May 2, 2011, the Company changed its name from Helios and Matheson North America Inc to Helios and Matheson Information Technology Inc.
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
3) INTERIM FINANCIAL STATEMENTS:
In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 2011, the consolidated results of operations for the three month periods ended March 31, 2011 and 2010 and cash flows for the three month periods ended March 31, 2011 and 2010.
The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Form 10-K filed by the Company for the year ended December 31, 2010.
For the three month period ended March 31, 2011, the Company reported a net loss of approximately $118,000 and for the three month period ended March 31, 2010, the Company reported a net loss of approximately $363,000. The Company continues to focus on revenue growth by expanding its existing client market share and its client base and by providing a Flexible Delivery Model to clients, which allows for dynamically configurable “right shoring” of service delivery based on client needs. The Company also keeps a tight rein on discretionary expenditure and SG&A to enhance its competitiveness.
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
Information with respect to options under the Company’s Plan is as follows:

	Number of	Average
	Shares	Exercise Price
Balance — December 31, 2010	34,250	$4.74
Granted during 1st Qtr 2011	—	—
Exercised during 1st Qtr 2011	—	—
Forfeitures during 1st Qtr 2011	—	—

Balance — March 31, 2011	34,250	$4.74
The following table summarizes the status of the stock options outstanding and exercisable at March 31, 2011:

Stock Options Outstanding
				Number of
	Weighted		Weighted-	Stock
Exercise Price	Average	Number of	Remaining	Options
Range	Exercise Price	Options	Contractual Life	Exercisable
$0.00 – $4.80	$3.23	14,250	0.2 years	14,250
$4.80 – $9.60	$5.82	20,000	5.1 years	20,000

		34,250		34,250

At March 31, 2011, 34,250 stock options were exercisable with a weighted average exercise price of $4.74.

5) NET (LOSS)/INCOME PER SHARE:
The following table sets forth the computation of basic and diluted net (loss)/income per share for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
	2011	2010
Numerator for basic net (loss)/income per share
Net (loss)/income	$(117,010)	$(363,073)

Net (loss)/income available to common stockholders	$(117,010)	$(363,073)

Numerator for diluted net (loss)/income per share
Net (loss)/income available to common stockholders & assumed conversion	$(117,010)	$(363,073)

Denominator:
Denominator for basic and diluted (loss)/income per share — weighted-average shares	5,826,088	3,086,362

Basic and diluted (loss)/income per share:
Net (loss)/income per share	$(0.02)	$(0.12)

During the three month periods ended March 31, 2011 and March 31, 2010, all options and warrants outstanding were excluded from the computation of net (loss)/income per share because the effect would have been anti-dilutive.
6) CONCENTRATION OF CREDIT RISK:
The revenues of three customers represented approximately 40%, 19% and 18% of the revenues for the three month period ended March 31, 2011. The revenue of two customers represented approximately 21% each of revenues for the same period in 2010. No other customer represented greater than 10% of the Company’s revenues for such periods. The Company continues its effort to broaden its customer base in order to mitigate this risk.
7) CONTRACTUAL OBLIGATIONS AND COMMITMENTS:
The Company’s commitments at March 31, 2011, are comprised of the following:

	Payments Due by Period
					More Than
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5 Years
Long Term Obligations
Employment Contracts (1)	—	—	—	—	—
Operating Lease Obligations
Rent (2)	378,979	284,234	94,745	—	—

Total	$378,979	$284,234	$94,745	$—	$—

(1)	No named executive officers of the Company have employment contracts.

(2)	The Company has a New York facility with a lease term expiring July 31, 2012.
As of March 31, 2011, the Company does not have any “Off Balance Sheet Arrangements”.

8) PROVISION FOR INCOME TAXES
The provision for income taxes as reflected in the consolidated statements of operations varies from the expected statutory rate primarily due to a provision for minimum state taxes and the recording of additional valuation allowance against deferred tax assets. Internal Revenue Code Section 382 (the “Code”) places a limitation on the utilization of Federal net operating loss and other credit carry-forwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percent change in ownership occurs. During 2006, Helios and Matheson Information Technology Ltd (“Helios and Matheson Parent”) acquired a greater than 50 percent ownership of the Company. Accordingly, the actual utilization of the net operating loss carry-forwards for tax purposes are limited annually under the Code to a percentage (currently about four and a half percent) of the fair market value of the Company at the date of this ownership change. The Company did not generate taxable income during the three months ended March 31, 2011. The Company maintains a valuation allowance against additional deferred tax assets arising from net operating loss carry-forwards since, in the opinion of management; it is more likely than not that some portion or all of the deferred tax assets will not be realized.
9) TRANSACTIONS WITH RELATED PERSONS
In September 2010, the Company entered into a Memorandum of Understanding with Helios and Matheson Parent (the “HMIT MOU”) pursuant to which Helios and Matheson Parent has agreed to make available to the Company facilities of dedicated Off-shore Development Centers (“ODCs”) and also render services by way of support in technology, client engagement, management and running the ODCs for the Company. The Company has furnished Helios and Matheson Parent a security deposit of $1 million to cover any expenses, claims or damages that Helios and Matheson Parent may incur while discharging its obligations under the HMIT MOU and also to cover the Company’s payables to Helios and Matheson Parent. Such security deposit may be increased as business operations are scaled up. Upon termination of the HMIT MOU, such security deposit will be refunded to the Company without interest and after adjusting such amounts towards any expenses, claims or damages and dues payable to Helios and Matheson Parent. The amount payable to Helios and Matheson Parent for services rendered under the HMIT MOU was $90,048 for the three months ended March 31, 2011 and is included as a component of cost of revenue. All payments to Helios and Matheson Parent under the MOU are made after collections are received from clients.
10) COGITO LITIGATION
Cogito Ltd. (“Cogito”), a software company whose products the Company had marketed since 1991 under an exclusive perpetual distribution agreement, terminated the agreement effective April 14, 2010. The Company disputes that there are any valid grounds for termination of the Cogito agreement and communicated its position to Cogito.
On or about July 23, 2010 Cogito initiated an action against the Company in the Supreme Court of the State of New York (New York County) initiating claims for $282,000 for royalties allegedly owed to Cogito by the Company and for alleged damages of over $2.0 million which was later amended to over $4.7 million. Cogito is claiming damages for an alleged breach of contract, tortuous interference with contracts, and tortuous interference with prospective business relations. The Company strongly disputes the claim and intends to vigorously defend the action. In connection with this case, the Company has initiated a counterclaim against Cogito in the State of New York for $5.0 million dollars.
The Order to Show Cause for a preliminary injunction was resolved by way of a stipulation between the parties dated October 18, 2010. The Court provided the Company with 30 days to file its answer and Counterclaim. Limited discovery has so far been held. On a Motion for Summary Judgment brought by Cogito on April 14, 2011, the Court ordered the Company to pay $244,122 held in escrow account of its attorney to Cogito. No trial date is set.
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
In the meanwhile, on August 25, 2010, the Company entered into an agreement with Cogito effective May 2010 to continue to provide service and support of software products owned by the Company. This agreement was renewed in April 2011 for one year.

11) SUBSEQUENT EVENTS
Management completed an analysis of all subsequent events occurring after March 31, 2011, the balance sheet date, through May 12, 2011, the date upon which the quarter-end consolidated financial statements were issued, and determined there were no disclosures necessary which have not been already disclosed elsewhere in these financial statements, except for the following:
On April 12, 2011, the Company received a letter from NASDAQ informing the Company that the Nasdaq Hearing Panel granted the Company’s request for continued listing subject to certain conditions. The details are provided below.
On January 19, 2011 and on January 20, 2011 the Company received letters from NASDAQ indicating that the Company’s continued failure to comply with the Market Value Rule and the Minimum Bid Price Rule would result in the Company’s securities being delisted from NASDAQ unless the Company requested a hearing to appeal this determination.
The Company requested a hearing and on February 24, 2011, the Company appeared before the NASDAQ hearing panel. On April 12, 2011, the Company received a letter from NASDAQ informing the Company that the Nasdaq Hearing Panel granted the Company’s request for continued listing subject to the condition that, on or before July 18, 2011, the Company must have evidenced a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days and a market value of publically held shares of at least $1,000,000 for a minimum of ten prior consecutive trading days.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of significant factors affecting the Company’s operating results, liquidity and capital resources should be read in conjunction with the accompanying financial statements and related notes.
Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term under Section 27A of the Securities Act of 1933, as amended, and under Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the SEC. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. The important factors on which such statements are based, include but are not limited to, assumptions concerning the magnitude of the ongoing economic crisis, including its impact on the Company’s customers, demand trends in the information technology industry and the continuing needs of current and prospective customers for the Company’s services.
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
For the three months ended March 31, 2011, approximately 93% of the Company’s consulting services revenues were generated from clients under time and materials engagements, as compared to approximately 87% for the three months ended March 31, 2010, with the remainder generated under fixed-price engagements. The Company has established standard-billing guidelines for consulting services based on the types of services offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a weekly and monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.
The Company’s most significant operating cost is its personnel cost, which is included in cost of revenues. For the three months ended March 31, 2011 and 2010, gross margin was 19.1% and 23.2% respectively. The decrease in gross margin is primarily a result of a decrease in higher margin project revenue and software revenue. A significant number of the Company’s engagements are on a time and materials basis. While most of the Company’s engagements allow for periodic price adjustments to address, among other things, increases in personnel costs, the current economic conditions do not allow much price adjustment flexibility.
The Company actively manages its personnel utilization rates by monitoring project requirements and timetables. The Company ’s utilization rate for the three months ending March 31, 2011 was approximately 91% as compared to 94% for the three months ending March 31, 2010. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in the Company’s training programs in order to expand their technical skill sets.

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
Allowance for Doubtful Accounts
The Company monitors its accounts receivable balances on a monthly basis to ensure that they are collectible. On a quarterly basis, the Company uses its historical experience to accurately determine its accounts receivable reserve. The Company’s allowance for doubtful accounts is an estimate based on specifically identified accounts as well as general reserves. The Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations. In these cases, management uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer, against amounts due, to reduce the receivable to the amount that is expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved. The Company also establishes a general reserve for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, the Company’s estimate of the recoverability of amounts due the Company could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known.
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

Results of Operations
The following table sets forth the percentage of revenues of certain items included in the Company’s Statements of Operations:

	Three Months Ended
	March 31,
	2011	2010
Revenues	100.0%	100.0%
Cost of revenues	80.9%	76.8%

Gross profit	19.1%	23.2%
Operating expenses	22.5%	33.7%

(Loss)/income from operations	(3.4)%	(10.5)%

Net (loss)/income	(3.6)%	(10.5)%

Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010
Revenues. Revenues for the three months ended March 31, 2011 were $3.2 million compared to $3.4 million for the three months ended March 31, 2010. The decrease is primarily attributable to a reduction of project revenue and software revenue due to the termination of the contract by Cogito Ltd. See Part 1, Item 1, Note 10 of this Form 10-Q.
Gross Profit. The resulting gross profit for the three months ended March 31, 2011 was $619,000 as compared to $801,000 for the three months ended March 31, 2010. As a percentage of total revenues, gross margin for the three months ended March 31, 2011 was 19.1% compared to 23.2% for the three months ended March 31, 2010. The gross margin has decreased primarily as a result of a decrease in higher margin project revenue and software revenue.
Operating Expenses. Operating expenses are comprised of Selling, General and Administrative (“SG&A”) expenses and depreciation and amortization. Operating expenses for the three months ended March 31, 2011 were $731,000 compared to the 2010 comparable period level of $1.2 million. The decrease in SG&A was associated with various cost reduction initiatives including, but not limited to, renegotiation of agreements with major vendors and process restructuring, leading to higher efficiency.
Taxes. Tax provision for the three months ended March 31, 2011 was $5,500 compared to $4,500 for the three months ended March 31, 2010.
Net Income/(loss). As a result of the above, the Company had net loss of ($117,000) or ($0.02) per basic and diluted share for the three months ended March 31, 2011 compared to a net loss of ($363,000) or ($0.12) per basic and diluted share for the three months ended March 31, 2010.
Liquidity and Capital Resources
The Company believes that its business, operating results and financial condition have been affected by the recent economic crisis and ongoing economic uncertainty which continue to impact the IT spending of its clients. A significant portion of the Company’s major customers are in the financial services industry and came under considerable pressure as a result of the unprecedented economic conditions in the financial markets. Spending on IT consulting services is largely discretionary, and the Company has experienced a pushback of new assignments and high margin projects from existing clients. Yet, the Company’s operating loss and net loss in the three months ended March 31, 2011 were reduced to one third of the operating loss and net loss reported for the three months ended March 31, 2010. The Company had an operating loss of ($112,000) and a net loss of ($117,000) for the three months ended March 31, 2011. During the three months ended March 31, 2010, the Company had an operating loss of ($362,000) and net loss of ($363,000).
The Company’s cash balances were approximately $1.2 million at March 31, 2011 and $1.7 million at December 31, 2010. Net cash used in operating activities for the three months ended March 31, 2011 was approximately ($436,000) compared to net cash used in operating activities of approximately ($341,000) for the three months ended March 31, 2010.

The Company’s accounts receivable, less allowance for doubtful accounts, at March 31, 2011 and at December 31, 2010 were approximately $2.3 million and $2.2 million, respectively, representing 61 days of sales outstanding (“DSO”) for both periods. The Company believes that stable DSO of 61 days is consistent with favorable resolutions of a limited number of dated client disputes. The accounts receivable at March 31, 2011 and December 31, 2010 included $106,000 and $0 of unbilled revenue respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.
For the three month periods ended March 31, 2011 and March 31, 2010, there was no cash provided by investing or financing activities.
In management’s opinion, cash flows from operations combined with cash on hand will provide adequate flexibility for funding the Company’s working capital obligations for the next twelve months.
For the three months ended March 31, 2011 and 2010, there were no shares of common stock issued pursuant to the exercise of options granted under the Company’s stock option plan.
Off Balance Sheet Arrangements
As of March 31, 2011, the Company does not have any “Off Balance Sheet Arrangements”.
Contractual Obligations and Commitments
The Company’s commitments at March 31, 2011 are reflected and further detailed in the Contractual Obligation table located in Part I, Item 1, Note 7 of this Form 10-Q.
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
Not Required.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures. As of March 31, 2011, we carried out an evaluation, under the supervision of and with the participation of our President and Principal Executive Officer, Chief Operating Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer , Chief Operating Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Principal Executive Officer , Chief Operating Officer and Principal Financial Officer have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.
Changes in internal control. During the quarter covered by this report, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings
The Company’s legal proceedings at March 31, 2011 have been disclosed in Part I, Item 1, Note 10 of this Form 10-Q.

Item 1A.	Risk Factors
Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information
None.

Item 6. Exhibits
(a) Exhibits

3.1	Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Form 10-K, as previously filed with the SEC on March 31, 2010.

3.2	Bylaws of Helios and Matheson Information Technology Inc., incorporated by reference to Exhibit 3.2 to the Form 10-K, as previously filed with the SEC on March 31, 2010.

3.3	Certificate of amendment of Certificate of Incorporation of Registrant.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Operating Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the Principal Operating Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.
Date: May 12, 2011	By:	/s/ Divya Ramachandran
Divya Ramachandran
Chief Executive Officer and President

Date: May 12, 2011	By:	/s/ Umesh Ahuja
Umesh Ahuja
Chief Financial Officer and Secretary

Date: May 12, 2011	By:	/s/ Suparna NR
Suparna NR
Chief Operating Officer