Form 10-Q
period 2011-06-30
Helios & Matheson Information Technology Inc.
filed 2011-08-15
CIK 1040792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2011

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

As of August 12, 2011, there were 2,330,438 shares of common stock, $.01 par value per share, outstanding.

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.

Part I. Financial Information
Item 1. Financial Statements

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,640,547	$1,656,456
Accounts receivable- less allowance for doubtful accounts of $125,589 at June 30, 2011, and $212,624 at December 31, 2010	1,797,205	2,223,452
Unbilled receivables	82,470	-
Security Deposit	1,000,000	1,000,000
Prepaid expenses and other current assets	113,300	69,646
Total current assets	4,633,522	4,949,554
Property and equipment, net	31,448	44,613
Deposits and other assets	139,703	139,703
Total assets	$4,804,673	$5,133,870

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,223,843	$1,449,132
Deferred revenue	19,502	19,504
Total current liabilities	1,243,345	1,468,636
Shareholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2011, and December 31, 2010	-	-
Common stock, $.01 par value; 30,000,000 shares authorized; 2,330,438 issued and outstanding as of June 30, 2011, and December 31, 2010	23,304	23,304
Paid-in capital	37,855,740	37,855,740
Accumulated other comprehensive Loss - foreign currency translation	(13,374)	(9,862)
Accumulated deficit	(34,304,342)	(34,203,948)
Total shareholders' equity	3,561,327	3,665,234
Total liabilities and shareholders' equity	$4,804,673	$5,133,870

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$6,239,077	$6,405,385	$2,990,065	$2,960,793
Cost of revenues	5,073,374	4,951,184	2,443,549	2,307,240
Gross profit	1,165,703	1,454,201	546,516	653,553
Operating expenses:
Selling, general & administrative	1,243,112	2,208,019	518,460	1,062,570
Depreciation & amortization	13,165	31,047	6,347	14,201
	1,256,277	2,239,066	524,807	1,076,771
Income/(Loss) from operations	(90,574)	(784,865)	21,709	(423,218)
Other income:
Interest income-net	1,680	4,070	907	996
	1,680	4,070	907	996
Income/(Loss) before income taxes	(88,894)	(780,795)	22,616	(422,222)
Provision for income taxes	11,500	9,000	6,000	4,500
Net Income/(loss)	(100,394)	(789,795)	16,616	(426,722)
Other comprehensive loss - foreign currency adjustment	(3,512)	(1,973)	(4,738)	(1,359)
Comprehensive Income/(loss)	$(103,906)	$(791,768)	$11,878	$(428,081)

Basic and diluted Income/(loss) per share	$(0.04)	$(0.64)	$0.01	$(0.35)

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(100,394)	$(789,795)
Adjustments to reconcile net loss to net cash used in operating activities, net of acquired assets:
Depreciation and amortization	13,165	31,068
Provision for doubtful accounts	(87,035)	54,321
Stock based compensation	-	7,512
Amortization of deferred financing cost	-	7,500
Changes in operating assets and liabilities:
Accounts receivable	513,282	171,828
Unbilled receivables	(82,470)	99,236
Prepaid expenses and other current assets	(43,654)	33,224
Accounts payable and accrued expenses	(225,289)	222,005
Deferred revenue	(2)	(138,670)
Net cash used in by operating activities	(12,397)	(301,771)

Cash flows from investing activities:
Sale/(Purchase) of property and equipment	-	-
Net cash provided by investing activities	-	-

Cash flows from financing activities:	-	-
Net cash used in financing activities	-	-
Effect of foreign currency exchange rate changes on cash and cash equivalents	(3,512)	(1,974)
Net decrease in cash and cash equivalents	(15,909)	(303,745)
Cash and cash equivalents at beginning of period	1,656,456	1,354,989
Cash and cash equivalents at end of period	$1,640,547	$1,051,244

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-

Cash paid during the period for income taxes - net of refunds	$4,433	$9,028

See accompanying notes to consolidated financial statements

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.
Notes to Consolidated Financial Statements
(Unaudited)

1)	GENERAL:

These financial statements should be read in conjunction with the financial statements contained in Helios and Matheson Information Technology Inc.’s (“Helios and Matheson” or the “Company”) Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”) and the accompanying financial statements and related notes thereto. The accounting policies used in preparing these financial statements are the same as those described in the Company's Form 10-K for the year ended December 31, 2010. On May 2, 2011, the Company changed its name from Helios and Matheson North America Inc to Helios and Matheson Information Technology Inc.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary to present fairly the consolidated financial position as of June 30, 2011, the consolidated results of operations for the three and six month periods ended June 30, 2011 and 2010 and cash flows for the six month periods ended June 30, 2011 and 2010.

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

For the three month period ended June 30, 2011, the Company reported a net operating profit of approximately $22,000 and for the six month period ended June 30, 2011, the Company reported a net operating loss of ($91,000) and for the three and six month period ended June 30, 2010, the Company reported a net operating loss of approximately ($423,000) and ($785,000), respectively.  The Company continues to focus on revenue growth by expanding its existing client market share and its client base and by providing a Flexible Delivery Model to clients, which allows for dynamically configurable “right shoring” of service delivery based on client needs.  The Company also keeps a tight rein on discretionary expenditures and SG&A, which the Company believes will enhance its competitiveness.

In management's opinion, cash flows from operations combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months.

4)	STOCK BASED COMPENSATION:

The Company has a stock based compensation plan, which is described as follows:

The Company’s Stock Option Plan (the “Plan”) provides for the grant of stock options that are either “incentive” or “non-qualified” for federal income tax purposes.  The Plan provides for the issuance of a maximum of 184,000 shares of common stock (subject to adjustment pursuant to customary anti-dilution provisions).  Stock options vest over a period of between one to four years.

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

Information with respect to options under the Company’s Plan is as follows (after giving effect to a 1 for 2.5 reverse stock split, as discussed at Note 12):

Weighted
	Number of	Average
	Shares	Exercise Price
Balance - March 31, 2011	13,700	$11.85
Granted during 2nd Qtr 2011	-	-
Exercised during 2nd Qtr 2011	-	-
Forfeitures during 2nd Qtr 2011	-	-
Balance - June 30, 2011	13,700	$11.85

The following table summarizes the status of the stock options outstanding and exercisable at June 30, 2011:

Stock Options Outstanding
				Number of
	Weighted		Weighted-	Stock
Exercise Price	Average	Number of	Remaining	Options
Range	Exercise Price	Options	Contractual Life	Exercisable
$0.00 - $12.00	$8.08	5,700	0.09 Years	5,700
$12.00 - $24.00	$14.55	8,000	5.84 years	8,000
		13,700		13,700

At June 30, 2011, 13,700 stock options were exercisable with a weighted average exercise price of $11.85.

5)	NET (LOSS)/INCOME PER SHARE:

The following table sets forth the computation of basic and diluted net (loss)/income per share for the six months and three months ended June 30, 2011 and 2010 (after giving effect to a 1 for 2.5 reverse stock split, as discussed at Note 12).

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator for basic net (loss)/Income per share
Net (loss)/Income	$(100,394)	$(789,795)	$16,616	$(426,722)
Net (loss)/Income available to common stockholders	$(100,394)	$(789,795)	$16,616	$(426,722)

Numerator for diluted net (loss)/Income per share
Net (loss)/Income available to common stockholders & assumed conversion	$(100,394)	$(789,795)	$16,616	$(426,722)

Denominator:
Denominator for basic and diluted (loss)/Income per share - weighted-average shares	2,330,438	1,234,545	2,330,438	1,234,545

Basic and diluted (loss)/Income per share:
Net (loss)/Income per share	$(0.04)	$(0.64)	$0.01	$(0.35)

During the six month and three month periods ended June 30, 2011 and June 30, 2010, all options and warrants outstanding were excluded from the computation of net (loss)/income per share because the effect would have been anti-dilutive.

6)	CONCENTRATION OF CREDIT RISK:

The revenues of three customers represented approximately 43%, 18% and 13% of the revenues for the six month period ended June 30, 2011.  The revenue of two customers represented approximately 23% and 22% of revenues for the same period in 2010.  No other customer represented greater than 10% of the Company’s revenues for such periods.  The Company continues its effort to broaden its customer base.

7)	CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The Company’s commitments at June 30, 2011, are comprised of the following:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating Lease Obligations
Rent (1)	307,920	284,234	23,686	-	-
Total	$307,920	$284,234	$23,686	$-	$-

(1) The Company has a New York facility with a lease term expiring July 31, 2012.

As of June 30, 2011, the Company does not have any “Off Balance Sheet Arrangements”.

8)	PROVISION FOR INCOME TAXES

The provision for income taxes as reflected in the consolidated statements of operations varies from the expected statutory rate primarily due to a provision for minimum state taxes and the recording of additional valuation allowance against deferred tax assets.  Internal Revenue Code Section 382 (the “Code”) places a limitation on the utilization of Federal net operating loss and other credit carry-forwards when an ownership change, as defined by the tax law, occurs.  Generally, this occurs when a greater than 50 percent change in ownership occurs.  During 2006, Helios and Matheson Information Technology Ltd (“Helios and Matheson Parent”) acquired a greater than 50 percent ownership of the Company.  Accordingly, the actual utilization of the net operating loss carry-forwards for tax purposes are limited annually under the Code to a percentage (currently about four and a half percent) of the fair market value of the Company at the date of this ownership change.  The Company did not generate taxable income during the six months ended June 30, 2011.  The Company maintains a valuation allowance against additional deferred tax assets arising from net operating loss carry-forwards since, in the opinion of management; it is more likely than not that some portion or all of the deferred tax assets will not be realized.

9)	TRANSACTIONS WITH RELATED PERSONS

In September 2010, the Company entered into a Memorandum of Understanding with Helios and Matheson Parent (the “HMIT MOU”) pursuant to which Helios and Matheson Parent has agreed to make available to the Company facilities of dedicated Off-shore Development Centers (“ODCs”) and also render services by way of support in technology, client engagement, management and in operating the ODCs for the Company. The amount paid or due to be paid to Helios and Matheson Parent for services rendered under the HMIT MOU was $95,696 for the three months ended June 30, 2011 and is included as a component of cost of revenue. All payments to Helios and Matheson Parent under the MOU are made after collections are received from clients.

10)	LITIGATION

A. COGITO

The Company entered into a confidential settlement agreement with Cogito Ltd. and Cogito Software North America, Inc. which has resolved all outstanding issues between the parties in the matter before the Supreme Court of the State of New York.   A Stipulation of Discontinuance was filed in the Supreme Court of the State of New York on May 31, 2011. The Company entered into a confidential settlement agreement with Mark Schora which resolves all outstanding issues related to the action filed by the Company in New Jersey state court. A Stipulation of Dismissal with Prejudice was filed with the New Jersey state court on May 24, 2011.

Cogito Ltd. and Cogito Software North America, Inc. have specifically agreed to permanently and irrevocably release and discharge the Company from any and all liabilities, claims, causes of action, suits, debts, losses, costs and demands whatsoever in law or in equity, known or unknown which it ever had, now have, or hereinafter may have against the Company. The Company also has agreed to a Mutual General Releases and Covenants not to Sue Cogito Ltd., Cogito Software North America, Inc., Jonathan Gray, Mark Schora, Rosette Hapsis, Sally Fabian, and Dick Walther.

As a result of settlement, the Company has paid $14,776 to Cogito.

B. TORANCO-CLARK ASSOCIATES

On April 5, 2011, the Company filed a Complaint in the Superior Court of New Jersey, Union County against Toranco-Clark Associates LLC, its former landlord, for breach of its lease agreement in the amount of $22,000.  On June 17, 2011, Toranco-Clark Associates LLC filed a Counterclaim against the Company in the amount of $24,000 for alleged breach of the lease agreement. The ultimate outcome of this matter is uncertain at this time however management believes that it has valid grounds for its claim.

11)	REVERSE STOCK SPLIT

On June 23, 2011, the Company effected a 1 for 2.5 reverse split of its Common stock. Post reverse split Company’s outstanding common stocks are 2,330,438 as compared to 5,826,088 before the reverse split.. As a result the stated capital on the balance sheet attributable to common stock is revised from $58,261 to $23,304, and the additional paid in capital is credited with $34,957. The per share net income or loss is retroactively increased for the three month periods ended June 30, 2011 and 2010 from $0.00 to $0.01 and from ($0.14) to ($0.36), respectively, and for the six month periods ended June 30, 2011 and 2010 from ($0.02) to ($0.04) and from ($0.26) to ($.64), respectively, because there are fewer shares of common stock outstanding. Also common stocks issuable upon exercise of outstanding options and reserved for future grants of exercisable options are reduced from 34,250 to 13,700 and 460,000 to 184,000, respectively. In lieu of issuing fractional shares, each holder of common stock entitled to a fraction of a share would have the number of shares rounded up to the nearest whole share. All other references to common stock have been adjusted for all periods presented.

12)	SUBSEQUENT EVENTS

Management completed an analysis of all subsequent events occurring after June 30, 2011, the balance sheet date, through August 12, 2011, the date upon which the quarter-end consolidated financial statements were issued, and determined there were no disclosures necessary which have not been already disclosed elsewhere in these financial statements, except for the following:

On July 18, 2011, the Company received a letter from NASDAQ informing the Company that the NASDAQ Hearings Panel determined that the Company is now in compliance with NASDAQ Listing Rule 5550(a)(5), which requires a minimum market value of publicly held shares of $1,000,000, NASDAQ Listing Rule 5550 (a)(2), which requires the Company’s listed securities to have a minimum bid price of $1.00 per share, and NASDAQ Listing Rule 5550(a)(4), which requires the Company to have a minimum of 500,000 publicly held shares, and, therefore, NASDAQ will continue to list the Company’s common stock.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of significant factors affecting the Company's operating results, liquidity and capital resources should be read in conjunction with the accompanying financial statements and related notes.

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term under Section 27A of the Securities Act of 1933, as amended, and under Section 21E of the Securities Exchange Act of 1934, as amended.  Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the SEC.  Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements.  The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements.  The important factors on which such statements are based include, but are not limited to, assumptions concerning the magnitude of the ongoing economic crisis, including its impact on the Company’s customers, demand trends in the information technology industry and the continuing needs of current and prospective customers for the Company’s services.

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

The Company also markets software products developed by independent software developers, although sales of these products represents less than 1% of Company’s revenue.

For the six months ended June 30, 2011, approximately 93% of the Company's consulting services revenues were generated from clients under time and materials engagements, as compared to approximately 89% for the six months ended June 30, 2010, with the remainder generated under fixed-price engagements.  The Company has established standard-billing guidelines for consulting services based on the types of services offered.  Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a weekly and monthly basis.  Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided.  Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.

The Company's most significant operating cost is its personnel cost, which is included in cost of revenues.  For the six months ended June 30, 2011 and 2010, gross margins were 18.7% and 22.7% respectively.  The decrease in gross margin is primarily a result of a decrease in higher margin project revenue and software revenue. A significant number of the Company’s engagements are on a time and materials basis. While most of the Company's engagements allow for periodic price adjustments to address, among other things, increases in personnel costs, the current economic conditions do not allow much price adjustment flexibility.

The Company actively manages its personnel utilization rates by monitoring project requirements and timetables.  The Company’s utilization rate for the six months ending June 30, 2011 was approximately 99% as compared to 91% for the six months ending June 30, 2010.  As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in the Company’s training programs in order to expand their technical skill sets.

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

Revenue Recognition

Consulting revenues are recognized as services are provided.  The Company primarily provides consulting services under time and material contracts, whereby revenue is recognized as hours and costs are incurred.  Customers for consulting revenues are billed on a weekly or monthly basis.  Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.  Any anticipated contract losses are estimated and accrued at the time they become known and estimable.  Unbilled accounts receivables represent amounts recognized as revenue based on services performed in advance of customer billings.  Revenue from sales of software licenses is recognized upon delivery of the software to a customer because future obligations associated with such revenue are insignificant.

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

Results of Operations

The following table sets forth the percentage of revenues of certain items included in the Company’s Statements of Operations:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	81.3%	77.3%	81.7%	77.9%
Gross profit	18.7%	22.7%	18.3%	22.1%
Operating expenses	20.1%	35.0%	17.6%	36.4%
(Loss)/Income from operations	(1.4)%	(12.3)%	0.7%	(14.3)%
(Loss)/Income before income taxes	(1.4)%	(12.2)%	0.7%	(14.3)%
Net (loss)/Income	(1.6)%	(12.3)%	0.5%	(14.4)%

Comparison of the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010

Revenues. Revenues for the three months ended June 30, 2011 and 2010 were approximately $3 million for both periods.

Gross Profit. Gross profit for the three months ended June 30, 2011 was $547,000 as compared to $654,000 for the three months ended June 30, 2010.  As a percentage of total revenues, gross margin for the three months ended June 30, 2011 was 18.3% compared to 22.1% for the three months ended June 30, 2010.  The gross margin decreased primarily as a result of a decrease in higher margin project revenue and software revenue.

Operating Expenses. Operating expenses are comprised of Selling, General and Administrative (“SG&A”) expenses and depreciation and amortization.  Operating expenses for the three months ended June 30, 2011 were $525,000 compared $1.1 million in operating expenses for the 2010 comparable period. The decrease in SG&A was associated with various cost reduction initiatives including, but not limited to, renegotiation of agreements with major vendors and process restructuring, leading to higher efficiency.

Taxes.   Tax provision for the three months ended June 30, 2011 was $6,000 compared to $4,500 for the three months ended June 30, 2010, and is comprised exclusively of minimum state taxes.

Net Income/(loss).  As a result of the above, the Company had net profit of $17,000 or $0.01 per basic and diluted share for the three months ended June 30, 2011, compared to a net loss of ($427,000) or ($0.35) per basic and diluted share for the three months ended June 30, 2010.

Comparison of the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010

Revenues. Revenues for the six months ended June 30, 2011 were $6.2 million compared to $6.4 million for the six months ended June 30, 2010.  The decrease is primarily attributable to a reduction of project revenue (fixed-price) and software revenue.

Gross Profit. Gross profit for the six months ended June 30, 2011 was $1.2 million as compared to $1.5 million for the six months ended June 30, 2010.  As a percentage of total revenues, gross margin for the six months ended June 30, 2011 was 18.7% compared to 22.7% for the six months ended June 30, 2010.  The gross margin decreased primarily as a result of a decrease in higher margin project revenue and software revenue.

Operating Expenses. Operating expenses are comprised of Selling, General and Administrative (“SG&A”) expenses and depreciation and amortization.  Operating expenses for the six months ended June 30, 2011 were $1.3 million compared to $2.2 million in operating expenses for the 2010 comparable period. The decrease in SG&A was associated with various cost reduction initiatives including, but not limited to, renegotiation of agreements with major vendors and process restructuring, leading to higher efficiency.

Taxes.   Tax provision for the six months ended June 30, 2011 was $11,500 compared to $9,000 for the six months ended June 30, 2010, and is comprised exclusively of minimum state taxes.

Net Income/(loss).  As a result of the above, the Company had net loss of ($100,000) or ($0.04) per basic and diluted share for the six months ended June 30, 2011 compared to a net loss of ($790,000) or ($0.64) per basic and diluted share for the six months ended June 30, 2010.

Liquidity and Capital Resources

The Company believes that its business, operating results and financial condition have been affected by the economic crisis and ongoing economic uncertainty which continue to impact the IT spending of its clients. A significant portion of the Company’s major customers are in the financial services industry and came under considerable pressure as a result of the unprecedented economic conditions in the financial markets.  Spending on IT consulting services is largely discretionary, and the Company has experienced a pushback of new assignments and high margin projects from existing clients. Yet, the Company’s operating loss and net loss in the six months ended June 30, 2011 were reduced to one eighth of the operating loss and net loss reported for the six months ended June 30, 2010 as a result of various cost control measures. The Company had an operating loss of ($91,000) and a net loss of ($100,000) for the six months ended June 30, 2011.  During the six months ended June 30, 2010, the Company had an operating loss of ($785,000) and net loss of ($790,000).

The Company's cash balances were approximately $1.6 million at June 30, 2011and at December 31, 2010.  Net cash used in operating activities for the six months ended June 30, 2011 was approximately ($12,000) compared to net cash used in operating activities of approximately ($302,000) for the six months ended June 30, 2010.

The Company's accounts receivable, less allowance for doubtful accounts, at June 30, 2011 and at December 31, 2010 were approximately $1.8 million and $2.2 million, respectively, representing 56 days of sales outstanding (“DSO”) for both periods. The Company believes that stable DSO of 56 days is consistent with favorable resolutions of a limited number of dated client disputes.  The accounts receivable at June 30, 2011 and December 31, 2010 included $82,000 and $0 of unbilled revenue respectively.  The Company has provided an allowance for doubtful accounts at the end of each of the periods presented.  After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.

For the six month periods ended June 30, 2011 and June 30, 2010, there was no cash provided by investing or financing activities.

In management's opinion, cash flows from operations combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months.

For the six months ended June 30, 2011 and 2010, there were no shares of common stock issued pursuant to the exercise of options granted under the Company’s stock option plan.

Off Balance Sheet Arrangements

As of June 30, 2011, the Company does not have any off balance sheet arrangements.

Contractual Obligations and Commitments

The Company’s commitments at June 30, 2011 are reflected and further detailed in the Contractual Obligation table located in Part I, Item 1, Note 7 of this Form 10-Q.

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

Recent Accounting Pronouncements

None.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not Required.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.  As of June 30, 2011, we carried out an evaluation, under the supervision of and with the participation of our President and Principal Executive Officer, Chief Operating Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer , Chief Operating Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.  Based on that evaluation, our Principal Executive Officer , Chief Operating Officer and Principal Financial Officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

Changes in internal control.  During the quarter covered by this report, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

The Company’s legal proceedings at June 30, 2011 have been disclosed in Part I, Item 1, Note 10 of this Form 10-Q.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)           Exhibits

3.1	Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Form 10-K, as previously filed with the SEC on March 31, 2010.

3.2	Bylaws of Helios and Matheson Information Technology Inc., incorporated by reference to Exhibit 3.2 to the Form 10-K, as previously filed with the SEC on March 31, 2010.

3.3	Certificate of amendment of Certificate of Incorporation of Registrant, incorporated by reference to Exhibit 3.3 to the Form 10Q, as previously filed with the SEC on May 13, 2011.

3.4	Certificate of amendment of Certificate of Incorporation of Registrant.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Operating Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the Principal Operating Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.

	By:	/s/ Divya Ramachandran
Date: August 12, 2011		Divya Ramachandran
Chief Executive Officer and President

	By:	/s/ Umesh Ahuja
Date: August 12, 2011		Umesh Ahuja
Chief Financial Officer and Secretary

	By:	/s/ Suparna NR
Date: August 12, 2011		Suparna NR
Chief Operating Officer