Form 10-Q
period 2011-09-30
Helios & Matheson Information Technology Inc.
filed 2011-11-14
CIK 1040792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2011

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

As of November 10, 2011, there were 2,330,438 shares of common stock, $.01 par value per share, outstanding.

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.

Part I. Financial Information
Item 1. Financial Statements

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,840,926	$1,656,456
Accounts receivable- less allowance for doubtful accounts of $109,045 at September 30, 2011, and $212,624 at December 31, 2010	1,736,620	2,223,452
Unbilled receivables	77,713	-
Security Deposit	1,000,000	1,000,000
Prepaid expenses and other current assets	118,103	69,646
Total current assets	4,773,362	4,949,554
Property and equipment, net	26,118	44,613
Deposits and other assets	139,703	139,703
Total assets	$4,939,183	$5,133,870

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,318,477	$1,449,132
Deferred revenue	-	19,504
Total current liabilities	1,318,477	1,468,636

Shareholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of September 30, 2011, and December 31, 2010	-	-
Common stock, $.01 par value; 30,000,000 shares authorized; 2,330,438 issued and outstanding as of September 30, 2011, and December 31, 2010	23,304	23,304
Paid-in capital	37,855,740	37,855,740
Accumulated other comprehensive income - foreign currency translation	(18,425)	(9,862)
Accumulated deficit	(34,239,913)	(34,203,948)
Total shareholders' equity	3,620,706	3,665,234
Total liabilities and shareholders' equity	$4,939,183	$5,133,870

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$9,374,390	$9,858,635	$3,135,315	$3,453,250
Cost of revenues	7,579,402	7,732,414	2,506,027	2,781,230
Gross profit	1,794,988	2,126,221	629,288	672,020
Operating expenses:
Selling, general & administrative	1,800,669	2,870,203	557,554	662,184
Depreciation & amortization	18,495	39,299	5,330	8,252
	1,819,164	2,909,502	562,884	670,436
(Loss)/income from operations	(24,176)	(783,281)	66,404	1,584
Other income(expense):
Interest income-net	2,712	4,759	1,031	689
	2,712	4,759	1,031	689
(Loss)/income before income taxes	(21,464)	(778,522)	67,435	2,273
Provision for income taxes	14,500	(28)	3,000	(9,028)
Net (loss)/income	(35,964)	(778,494)	64,435	11,301
Other comprehensive loss - foreign currency adjustment	(8,563)	(3,944)	(5,051)	(1,971)
Comprehensive (loss)/income	$(44,527)	$(782,438)	$59,384	$9,330

Net (loss)/income per share
Basic	$(0.02)	$(0.53)	$0.03	$0.01

Diluted	$(0.02)	$(0.53)	$0.03	$0.01

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(35,964)	$(778,494)
Adjustments to reconcile net loss to net cash used in operating activities, net of acquired assets:
Depreciation and amortization	18,495	39,298
Provision for doubtful accounts	103,579	4,821
Stock based compensation	-	7,511
Amortization of deferred financing cost	-	11,250
Changes in operating assets and liabilities:
Accounts receivable	383,253	165,163
Unbilled receivables	(77,713)	73,704
Prepaid expenses and other current assets	(48,457)	(973,756)
Accounts payable and accrued expenses	(130,655)	80,387
Deferred revenue	(19,504)	(158,172)
Net cash provided by/(used in) operating activities	193,034	(1,528,288)

Cash flows from investing activities:
Sale/(Purchase) of property and equipment		(12,978)
Net cash provided by/(used in) investing activities	-	(12,978)

Cash flows from financing activities:
Proceeds from the sale of stock and exercise of stock options	-	2,000,000
Net cash provided by/(used in) financing activities	-	2,000,000
Effect of foreign currency exchange rate changes on cash and cash equivalents	(8,564)	(3,944)
Net increase/(decrease) in cash and cash equivalents	184,470	454,790
Cash and cash equivalents at beginning of period	1,656,456	1,354,989
Cash and cash equivalents at end of period	$1,840,926	$1,809,779

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-

Cash paid during the period for income taxes - net of refunds	$8,018	$10,592

See accompanying notes to consolidated financial statements

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.
Notes to Consolidated Financial Statements
(Unaudited)

1)	GENERAL:

These financial statements should be read in conjunction with the financial statements contained in Helios and Matheson Information Technology Inc.’s (“Helios and Matheson” or the “Company”) Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”) and the accompanying financial statements and related notes thereto. The accounting policies used in preparing these financial statements are the same as those described in the Company's Form 10-K for the year ended December 31, 2010. On May 2, 2011, the Company changed its name from Helios and Matheson North America Inc. to Helios and Matheson Information Technology Inc.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary to present fairly the consolidated financial position as of September 30, 2011, the consolidated results of operations for the three and nine month periods ended September 30, 2011 and 2010 and cash flows for the nine month periods ended September 30, 2011 and 2010.

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

For the three month period ended September 30, 2011, the Company reported a net operating profit of approximately $66,000 and for the nine month period ended September 30, 2011, the Company reported a net operating loss of approximately ($24,000) and for the three month period ended September 30, 2010, the Company reported a net operating profit of approximately $1,600 and for the nine month period ended September 30, 2010, the Company reported a net operating loss of approximately ($783,000). The Company continues to focus on revenue growth by expanding its existing client market share and its client base and by providing a Flexible Delivery Model to clients, which allows for dynamically configurable “right shoring” of service delivery based on client needs.  The Company also keeps a tight rein on discretionary expenditures and SG&A, which the Company believes will enhance its competitiveness.

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

Information with respect to options under the Company’s Plan is as follows (after giving effect to a 1 for 2.5 reverse stock split, as discussed at Note 10):

Weighted
	Number of	Average
	Shares	Exercise Price
Balance - June 30, 2011	13,700	$11.85
Granted during 3rd Qtr 2011	-	-
Exercised during 3rd Qtr 2011	-	-
Forfeitures during 3rd Qtr 2011	-	-
Balance - September 30, 2011	13,700	$11.85

The following table summarizes the status of the stock options outstanding and exercisable at September 30, 2011:

Stock Options Outstanding
				Number of
	Weighted		Weighted-	Stock
Exercise Price	Average	Number of	Remaining	Options
Range	Exercise Price	Options	Contractual Life	Exercisable
$0.00 - $12.00	$8.08	5,700	0 years	5,700
$12.00 - $24.00	$14.55	8,000	4.59 years	8,000
		13,700		13,700

At September 30, 2011, 13,700 stock options were exercisable with a weighted average exercise price of $11.85.

5)	NET (LOSS)/INCOME PER SHARE:

The following table sets forth the computation of basic and diluted net (loss)/income per share for the nine months and three months ended September 30, 2011 and 2010 (after giving effect to a 1 for 2.5 reverse stock split, as discussed at Note 10).

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator for basic net (loss)/Income per share
Net (loss)/Income	$(35,964)	$(778,494)	$64,435	$11,301
Net (loss)/Income available to common stockholders	$(35,964)	$(778,494)	$64,435	$11,301

Numerator for diluted net (loss)/Income per share
Net (loss)/Income available to common stockholders & assumed conversion	$(35,964)	$(778,494)	$64,435	$11,301

Denominator:
Denominator for basic and diluted (loss)/Income per share - weighted-average shares	2,330,438	1,467,371	2,330,438	1,925,432

Basic and diluted (loss)/Income per share:
Net (loss)/Income per share	$(0.02)	$(0.53)	$0.03	$0.01

During the nine month and three month periods ended September 30, 2011 and September 30, 2010, all options and warrants outstanding were excluded from the computation of net (loss)/income per share because the effect would have either been anti-dilutive or the options were not exercisable.

6)	CONCENTRATION OF CREDIT RISK:

The revenues of the Company’s top three customers represented approximately 75% of the revenues for the nine month period ended September 30, 2011.  The revenues of the Company’s top three customers represented approximately 60% of revenues for the same period in 2010.  No other customer represented greater than 10% of the Company’s revenues for such periods.  The Company continues its effort to broaden its customer base.

7)	CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The Company’s commitments at September 30, 2011, are comprised of the following:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating Lease Obligations
Rent (1)	236,862	236,862	-	-	-
Total	$236,862	$236,862	$-	$-	$-

(1)	The Company has a New York facility with a lease term expiring July 31, 2012.

As of September 30, 2011, the Company does not have any “Off Balance Sheet Arrangements”.

8)	PROVISION FOR INCOME TAXES

The provision for income taxes as reflected in the consolidated statements of operations varies from the expected statutory rate primarily due to a provision for minimum state taxes and the recording of additional valuation allowance against deferred tax assets.  Internal Revenue Code Section 382 (the “Code”) places a limitation on the utilization of Federal net operating loss and other credit carry-forwards when an ownership change, as defined by the tax law, occurs.  Generally, this occurs when a greater than 50 percent change in ownership occurs.  During 2006, Helios and Matheson Information Technology Ltd (“Helios and Matheson Parent”) acquired a greater than 50 percent ownership of the Company.  Accordingly, the actual utilization of the net operating loss carry-forwards for tax purposes are limited annually under the Code to a percentage (currently about four and a half percent) of the fair market value of the Company at the date of this ownership change.  The Company did not generate taxable income during the nine months ended September 30, 2011.  The Company maintains a valuation allowance against additional deferred tax assets arising from net operating loss carry-forwards since, in the opinion of management; it is more likely than not that some portion or all of the deferred tax assets will not be realized.

9)	TRANSACTIONS WITH RELATED PERSONS

In September 2010, the Company entered into a Memorandum of Understanding with Helios and Matheson Parent (the “HMIT MOU”) pursuant to which Helios and Matheson Parent has agreed to make available to the Company facilities of dedicated Off-shore Development Centers (“ODCs”) and also render services by way of support in technology, client engagement, management and in operating the ODCs for the Company. The amount paid or due to be paid to Helios and Matheson Parent for services rendered under the HMIT MOU was approximately $164,000 for the three months ended September 30, 2011 and is included as a component of cost of revenue. All payments to Helios and Matheson Parent under the MOU are made after collections are received from clients.

10)	REVERSE STOCK SPLIT

On June 23, 2011, the Company effected a 1 for 2.5 reverse split of its common stock. The Company’s outstanding common stock after the reverse split totaled 2,330,438 as compared to 5,826,088 before the reverse split. As a result, the stated capital on the balance sheet attributable to common stock is revised from $58,261 to $23,304, and the additional paid in capital is credited with $34,957. The per share net income or loss is retroactively increased for the three month periods ended September 30, 2011 and 2010 from $0.01 to $0.03 and from $0.00 to $0.01, respectively, and for the nine month periods ended September 30, 2011 and 2010 from ($0.01) to ($0.02) and from ($0.21) to ($.53), respectively, because there are fewer shares of common stock outstanding. Also common stock issuable upon the exercise of outstanding options and reserved for future grants of exercisable options is reduced from 34,250 to 13,700 and 460,000 to 184,000, respectively. In lieu of issuing fractional shares, each holder of common stock entitled to a fraction of a share would have the number of shares rounded up to the nearest whole share. All other references to common stock have been adjusted for all periods presented.

11)	SUBSEQUENT EVENTS

           Management completed an analysis of all subsequent events occurring after September 30, 2011, the balance sheet date, through November 10, 2011, the date upon which the quarter-end consolidated financial statements were issued, and determined there were no disclosures necessary which have not been already disclosed elsewhere in these financial statements, except for the following:

On October 11, 2011, the Company received a letter from The NASDAQ Stock Market (“NASDAQ”) regarding compliance with NASDAQ Listing Rule 5550(a)(5) (the “Market Value Rule”) which requires securities listed on NASDAQ to maintain a minimum market value of publicly held shares of $1,000,000.  The letter stated that the market value of the Company's publicly held shares for the period from August 29, 2011 through October 10, 2011 did not meet the minimum requirement.

The letter indicated that the Company has a period of 180 days to regain compliance with the Market Value Rule.  If at anytime during this compliance period the market value of the Company's publicly held shares closes at $1,000,000 or more for a minimum of ten consecutive business days, NASDAQ will provide the Company with written confirmation of compliance and this matter will be closed.

In the event the Company does not regain compliance with the Market Value Rule prior to the expiration of the compliance period, it will receive written notification that its securities are subject to delisting.

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

The Company also markets software products developed by independent software developers, although sales of these products represent less than 1% of Company’s revenue.

For the nine months ended September 30, 2011, approximately 92% of the Company's consulting services revenues were generated from clients under time and materials engagements, as compared to approximately 91% for the nine months ended September 30, 2010, with the remainder generated under fixed-price engagements.  The Company has established standard-billing guidelines for consulting services based on the types of services offered.  Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a weekly and monthly basis.  Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided.  Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.

The Company's most significant operating cost is its personnel cost, which is included in cost of revenues.  For the nine months ended September 30, 2011 and 2010, gross margins were 19.1% and 21.6% respectively.  The decrease in gross margin is primarily a result of a decrease in higher margin project revenue and software revenue. A significant number of the Company’s engagements are on a time and materials basis. While most of the Company's engagements allow for periodic price adjustments to address, among other things, increases in personnel costs, the current economic conditions do not allow much price adjustment flexibility.

The Company actively manages its personnel utilization rates by monitoring project requirements and timetables.  The Company’s utilization rate for the three months ending September 30, 2011 was approximately 96% as compared to 88% for the three months ending September 30, 2010.  As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in the Company’s training programs in order to expand their technical skill sets.

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

Results of Operations

The following table sets forth the percentage of revenues of certain items included in the Company’s Statements of Operations:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	80.9%	78.4%	79.9%	80.5%
Gross profit	19.1%	21.6%	20.1%	19.5%
Operating expenses
Operating expenses	19.4%	29.5%	18.0%	19.4%
(Loss)/income from operations	( .3)%	(7.9)%	2.1%	0.1%
Net (loss)/income	( .4)%	(7.9)%	2.0%	0.3%

Comparison of the Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2010

Revenues. Revenues for the three months ended September 30, 2011 and 2010 were approximately $3.1 million and $3.5 respectively. The decrease is primarily due to the continuing adverse economic conditions, which have resulted in fewer projects being undertaken and therefore lower billings, during the three months ended September 30, 2011.

Gross Profit. Gross profit for the three months ended September 30, 2011 was $629,000 as compared to $672,000 for the three months ended September 30, 2010.  As a percentage of total revenues, gross margin for the three months ended September 30, 2011 was 20.1% compared to 19.5% for the three months ended September 30, 2010.  The gross margin increased primarily as a result of improvement in consulting revenue margins.

Operating Expenses. Operating expenses are comprised of Selling, General and Administrative (“SG&A”) expenses and depreciation and amortization.  Operating expenses for the three months ended September 30, 2011 were $563,000 compared $670,000 in operating expenses for the 2010 comparable period. The decrease in SG&A was associated with various cost reduction initiatives including, but not limited to, renegotiation of agreements with major vendors and process restructuring, leading to higher efficiency.

Taxes.   Tax provision for the three months ended September 30, 2011 was $3,000 compared to credit of ($9,000) for the three months ended September 30, 2010, and is comprised exclusively of minimum state taxes.

Net Income/(Loss).  As a result of the above, the Company had net profit of $64,000 or $0.03 per basic and diluted share for the three months ended September 30, 2011, compared to a net profit of $11,000 or $0.01 per basic and diluted share for the three months ended September 30, 2010.

Comparison of the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010

Revenues. Revenues for the nine months ended September 30, 2011 were $9.4 million compared to $9.9 million for the nine months ended September 30, 2010.  The decrease is primarily attributable to a reduction of project revenue (fixed-price) and software revenue which has resulted from continuing adverse economic conditions in the United States.

Gross Profit. Gross profit for the nine months ended September 30, 2011 was $1.8 million as compared to $2.1 million for the nine months ended September 30, 2010.  As a percentage of total revenues, gross margin for the nine months ended September 30, 2011 was 19.1% compared to 21.6% for the nine months ended September 30, 2010.  The gross margin decreased primarily as a result of a decrease in higher margin project revenue and software revenue.

Operating Expenses. Operating expenses are comprised of Selling, General and Administrative (“SG&A”) expenses and depreciation and amortization.  Operating expenses for the nine months ended September 30, 2011 were $1.8 million compared to $2.9 million in operating expenses for the 2010 comparable period. The decrease in SG&A was associated with various cost reduction initiatives including, but not limited to, renegotiation of agreements with major vendors and process restructuring, leading to higher efficiency.

Taxes.   Tax provision for the nine months ended September 30, 2011 was $14,500 compared to $0 for the nine months ended September 30, 2010, and is comprised exclusively of minimum state taxes.

Net Income/(Loss).  As a result of the above, the Company had net loss of ($36,000) or ($0.02) per basic and diluted share for the nine months ended September 30, 2011 compared to a net loss of ($778,000) or ($0.53) per basic and diluted share for the nine months ended September 30, 2010.

Liquidity and Capital Resources

The Company believes that its business, operating results and financial condition have been affected by the economic crisis and ongoing economic uncertainty which continue to impact the IT spending of its clients. A significant portion of the Company’s major customers are in the financial services industry and came under considerable pressure as a result of the unprecedented economic conditions in the financial markets.  Spending on IT consulting services is largely discretionary, and the Company has experienced a pushback of new assignments and high margin projects from existing clients. Yet, the Company’s operating loss and net loss in the nine months ended September 30, 2011 were reduced to more than one twentieth of the net loss reported for the nine months ended September 30, 2010 as a result of various cost control measures. The Company had an operating loss of ($24,000) and a net loss of ($36,000) for the nine months ended September 30, 2011.  During the nine months ended September 30, 2010, the Company had an operating loss of ($783,000) and net loss of ($778,000).

The Company's cash balances were approximately $1.8 million at September 30, 2011 and approximately $1.7 million at December 31, 2010.  Net cash provided by operating activities for the nine months ended September 30, 2011 was approximately $193,000 compared to net cash used in operating activities of approximately ($1.5) million for the nine months ended September 30, 2010.

The Company's accounts receivable, less allowance for doubtful accounts, at September 30, 2011 and at December 31, 2010 were approximately $1.8 million and $2.2 million, respectively, representing 47 days and 56 days of sales outstanding (“DSO”) for respective periods..  The accounts receivable at September 30, 2011 and December 31, 2010 included $78,000 and $0 of unbilled revenue respectively.  The Company has provided an allowance for doubtful accounts at the end of each of the periods presented.  After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.

For the nine month periods ended September 30, 2011 there was no cash provided by investing activities. For the nine month period ended September 30, 2010, cash used in investing activities was $13,000, which consisted of additions to property and equipment of $25,000 offset by disposals of property and equipment of $12,000.

For the nine month periods ended September 30, 2011 there was no cash provided by financing activities. For the nine month period ended September 30, 2010, cash provided by financing activities was $2,000,000 and related solely to a securities purchase agreement which closed on August 5, 2010 between the Company and Helios and Matheson Inc., a wholly-owned subsidiary of Helios and Matheson Parent.

In management's opinion, cash flows from operations combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months.

For the nine months ended September 30, 2011 and 2010, there were no shares of common stock issued pursuant to the exercise of options granted under the Company’s stock option plan.

Off Balance Sheet Arrangements

As of September 30, 2011, the Company does not have any off balance sheet arrangements.

Contractual Obligations and Commitments

The Company’s commitments at September 30, 2011 are reflected and further detailed in the Contractual Obligation table located in Part I, Item 1, Note 7 of this Form 10-Q.

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

Recent Accounting Pronouncements

None.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not Required.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.  As of September 30, 2011, we carried out an evaluation, under the supervision of and with the participation of our Principal Executive Officer, Chief Operating Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer , Chief Operating Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.  Based on that evaluation, our Principal Executive Officer , Chief Operating Officer and Principal Financial Officer have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

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

None.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)	Exhibits

3.1	Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Form 10-K, as previously filed with the SEC on March 31, 2010.

3.2	Bylaws of Helios and Matheson Information Technology Inc., incorporated by reference to Exhibit 3.2 to the Form 10-K, as previously filed with the SEC on March 31, 2010.

3.3	Certificate of amendment of Certificate of Incorporation of Registrant, incorporated by reference to Exhibit 3.3 to the Form 10Q, as previously filed with the SEC on May 13, 2011.

3.4	Certificate of amendment of Certificate of Incorporation of Registrant, incorporated by reference to Exhibit 3.4 to the Form 10Q, as previously filed with SEC on August 15, 2011.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Operating Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the Principal Operating Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.

	By:	/s/ Divya Ramachandran
Date: November 14, 2011		Divya Ramachandran
Chief Executive Officer and President

	By:	/s/ Umesh Ahuja
Date: November 14, 2011		Umesh Ahuja
Chief Financial Officer and Secretary

	By:	/s/ Suparna NR
Date: November 14, 2011		Suparna NR
Chief Operating Officer