Form 10-K
period 2011-12-31
Helios & Matheson Information Technology Inc.
filed 2012-03-13
CIK 1040792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation)	0-22945 (Commission File Number)	13-3169913 (I.R.S. Employer Identification No.)

Empire State Building, 350, Fifth Avenue New York, New York 10118 (Address of Principal Executive Offices)	(212) 979-8228 (Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of Class	Name of Exchange on which Registered
Common Stock, par value $.01 per share	NASDAQ Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $1,574,224 based on the average of the bid and asked prices of the registrant's common stock on the NASDAQ Capital Market on the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 2, 2012, there were 2,330,438 shares of the registrant’s common stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report. See Item 15 for a list of other exhibits incorporated by reference into this Report.

TABLE OF CONTENTS

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

PART I

Item 1. Business

General

Since 1983, Helios and Matheson Information Technology Inc (“Helios and Matheson” or the “Company”) has provided high quality IT services and solutions to Fortune 1000 companies and other large organizations. The Company is headquartered in New York City and has a second office in Bangalore, India. The Company's shares are listed on The NASDAQ Capital Market (“NASDAQ”) under the symbol "HMNY".

Helios and Matheson Information Technology Ltd. (“Helios and Matheson Parent”), an IT services organization with corporate headquarters in Chennai, India, owns approximately 75% of the Company’s outstanding common stock.

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

Strategy

Helios and Matheson endeavors to provide high-quality, value-based offerings in the areas of Application Value Management, Application Development, Integration, Independent Validation, Infrastructure and Information Management services. The Company believes that a philosophy of intense focus on client satisfaction, business aware solutions and guaranteed delivery provides tangible business value to its client base across banking, financial services, insurance, healthcare, pharmaceutical and manufacturing/automotive verticals.

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

Global Delivery. The Company is dedicated to providing a Flexible Delivery Model to its clients, which allows for dynamically configurable ”right shoring” of service delivery based on client needs.

Operational Efficiency. The Company is keeping a tight rein on discretionary expenditures and SG&A to enhance its competitiveness.

Helios and Matheson Operations

Service Lines. The Company’s services include Application Value Management, Application Development, Integration, Independent Validation, Infrastructure and Information Management services. These services account for approximately 92% of the Company’s revenues.

Software. Helios and Matheson markets and distributes software products developed by independent software developers. During 2011, software revenue was approximately 1% of the Company’s total revenues.

Clients

The Company’s clients consist primarily of Fortune 1000 companies and other large organizations. The Company’s clients operate in a diverse range of industries with a concentration in the financial services, pharmaceutical and manufacturing/automotive industries. The Company’s top five clients measured by revenue for the year ended December 31, 2011 have been clients for over five years. The revenues of the Company’s top three customers represented approximately 76% of the revenues for the twelve month period ended December 31, 2011. The revenues of the Company’s top three customers represented approximately 64% of revenues for the same period in 2010. No other customer represented greater than 10% of the Company’s revenues for such periods. During 2012, the Company expects that a significant portion of its revenues will continue to come from these clients. As indicated above, the Company continues to work positively to expand its client base by offering services to many of its existing clients in their offices outside New York and New Jersey and using such contacts as a gateway into new geographies.

Approximately, 100% of all of the Company’s revenues were derived from clients within the United States for each of the years ended December 31, 2011 and 2010.

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

Competition

The market for IT consulting services is intensely competitive, affected by rapid technological advances and includes a large number of competitors. The Company's competitors include the current or former consulting divisions of the “Big Four” accounting firms, major offshore outsourcing companies, systems consulting and implementation firms, application software development firms, management consulting firms, divisions of large hardware and software companies, and niche providers of IT services. Many of these competitors have significantly greater financial, technical and marketing resources than the Company. Competition imposes significant pricing pressures on the Company. Given the substantial improvement in operations during the 2011 fiscal year, the Company expects to improve its competitive presence in the IT Industry going forward.

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

Human Resources

At December 31, 2011, the Company had 26 employees, of whom 20 were client consultants, 2 provided sales and marketing services, 1 provided technical and customer service and 3 were executive, financial and administrative personnel. None of the Company’s employees are represented by a labor union, and the Company has never incurred a work stoppage. In addition to these employees, the Company was utilizing the services of 42 independent contractors at December 31, 2011. These independent contractors act as consultants and they are not employees of the Company.

Long-Lived Assets

Substantially all of the Company’s long-lived assets were located in the United States for the years ended December 31, 2011 and 2010, respectively.

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

Effective as of May 02, 2011, the company changed its name from Helios and Matheson North America Inc to Helios and Matheson Information Technology Inc. Management believes that the new name more accurately reflects its business and operations going forward. Further, the name change reflects the Company’s desire to develop long term, mutually beneficial opportunities both in the United States and globally through its association with Helios and Matheson Parent, an information technology services organization with corporate headquarters in Chennai, India and the owner of approximately 75% of the Company’s outstanding common stock. Helios and Matheson Parent has granted the Company a non-exclusive right to use the name "Helios and Matheson" and related trademarks, service names and service marks. Helios and Matheson Parent has the right to terminate the Company’s right to use such name and related trademarks and service marks upon each of the following events: (i) the Company duly and properly effectuates a change of the Company's corporate name which change is not consented to or approved by Helios and Matheson Parent; (ii) the Company consummates a business combination or merger, pursuant to which the Company is not the surviving corporation, or the Company consummates a sale of all or substantially all of its assets without the consent or approval of Helios and Matheson Parent and (iii) the Company files, or becomes a debtor subject to, a bankruptcy proceeding which proceeding or filing was not commenced by Helios and Matheson Parent or consented to by Helios and Matheson Parent. The Company could be materially adversely affected if Helios and Matheson Parent terminated the Company’s rights to use such name and the related trademarks and service marks as the Company would be forced to change its name, commence marketing under a new name and would not be able to enjoy the benefits of the Company’s marketing efforts under the name Helios and Matheson. Additionally, the Company is reliant upon Helios and Matheson Parent to protect Helios and Matheson’s trademarks, trade names, service marks and service names.

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

Reliance on a Small Number of Customers

We rely on a small number of customers for a significant portion of our revenue. During the year ended December 31, 2011, the top three customers accounted for 76% of our revenue. During the year ended December 31, 2010, our top three customers accounted for 64% of our revenue. If we were to lose any of these customers, we cannot assure you that they could be replaced quickly or at all. Our loss of any of these customers could have a material adverse affect on our revenues and results of operations.

Volatility of Stock Price

The Company’s stock was traded on 130 days during 2011 and may be subject to wide fluctuations in price in response to variations in quarterly results of operations and other factors, including financings, technological innovations and general economic or market conditions. Stock markets have experienced extreme price and volume trading volatility in the recent past. This volatility had a substantial effect on the market price of many technology companies that has often been unrelated to the operating performance of those companies. This volatility may adversely affect the market price of the Company’s common stock.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not Required.

Item 2. Properties

The Company’s executive office was located at 200 Park Avenue South, New York, New York 10003 through January 30, 2012.  During January 2012, the Company and its former landlord entered into an agreement allowing the Company to terminate the lease early in exchange for a payment of approximately $82,500 instead of paying the balance of the rent, which would have been approximately $165,000, as provided for in the lease agreement. This will be recorded during fiscal 2012. The termination payment was deducted from the security deposit already with landlord.

On January 19, 2012, Helios and Matheson entered into an Agreement of Lease (the “Lease”) with Empire State Building Company, LLC (Landlord) for the lease of premises located at 350 Fifth Avenue, New York, New York 10118. The Lease has a term of 63 months. In addition, during the term the rent will be adjusted annually to include adjustments for increases in the cost of living and tax escalations. The Company has deposited with the Landlord approximately $79,000 as security for the performance of the Lease. Effective on the first day of the tenth month of third lease year, this security deposit will be reduced by approximately $26,000 if the Company has never been in default or is not then in default under the Lease. The Company believes the premises are adequate for its operations.

In addition, the Company has offices in Bangalore, India and pays a facilities fee that is based on the utilization. The Company is currently using such facilities under a Statement of Work which expires July 31, 2012.

Item 3. Legal Proceedings

See Note 13 “Legal Proceedings” included in the Company’s financial statements which are included at Item 15 (a) of Part IV of this report.

Item 4. MINE SAFETY DISCLOSURE

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The Company’s common stock is currently listed on The NASDAQ Capital Market under the symbol “HMNY.” The Company completed an initial public offering of its common stock on August 8, 1997 and was listed on The NASDAQ National Market. In August 2002, the Company’s common stock transitioned to The NASDAQ Capital Market.

The following table sets forth the quarterly range of high and low sale prices of the Company’s common stock since January 1, 2010 as reported by NASDAQ as adjusted to reflect a 2.5 to 1 reverse stock split which occurred on June 23, 2011:

2010	High	Low
First Quarter	$10.13	$1.43
Second Quarter	4.00	1.83
Third Quarter	2.33	1.63
Fourth Quarter	2.98	1.38

2011	High	Low
First Quarter	$3.45	$1.73
Second Quarter	3.25	0.75
Third Quarter	3.32	0.64
Fourth Quarter	3.90	0.74

Dividends

During the last two fiscal years, the Company has not paid any cash dividends on its common stock.

Holders

There were approximately 14 registered holders of record of the Company’s common stock as of March 2, 2012.

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

Overview

Helios and Matheson was incorporated in the state of New York in February of 1983 and became a public company in August of 1997. In October of 2009, Helios and Matheson changed its state of incorporation from New York to Delaware. The Company is headquartered in New York City, New York and has a subsidiary in Bangalore, India. The Company provides a wide range of high quality information technology (“IT”) consulting solutions and custom application development services to Fortune 1000 companies and other large organizations. The Company's shares are listed on The NASDAQ Capital Market (“NASDAQ”) under the symbol "HMNY".

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

The Company is dedicated to providing a Flexible Delivery Model to its clients, which allows for dynamically configurable ”right shoring” of service delivery based on client needs.

For the three and twelve months ended December 31, 2011, approximately 92% of the Company's consulting services revenues were generated from clients under time and materials engagements, with the remainder generated under fixed-price engagements as compared to 93% and 88% for the three and twelve months ended December 31, 2010, respectively. The Company has established standard-billing guidelines for consulting services based on the types of services offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a weekly and monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.

The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. For the twelve months ended December 31, 2011 and 2010, gross margin was 20.7%.

Helios and Matheson actively manages its personnel utilization rates by monitoring project requirements and timetables. Helios and Matheson’s utilization rate for the three and twelve months ending December 31, 2011, was approximately 95% and 93%, respectively as compared to 89% and 91% for the three and twelve months ending December 31, 2010, respectively. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in Helios and Matheson's training programs in order to expand their technical skill sets.

Investments

On March 30, 2006, Helios and Matheson Parent, an IT services organization with its corporate headquarters in Chennai, India, purchased 409,879 shares of the Company’s common stock from Mr. Shmuel BenTov, the Company’s former Chairman, Chief Executive Officer and President and his family members, which represented approximately 43% of the Company’s outstanding common stock. In 2006, 2007, 2008, 2009 and 2010 Helios and Matheson Parent purchased additional shares of the Company’s common stock. Helios and Matheson parent owns 1,743,040 shares of common stock, representing approximately 75% of the shares of the common stock currently outstanding. Helios and Matheson Parent is a publicly listed company on three stock exchanges in India, the National Stock Exchange (NSE), the Stock Exchange, Mumbai (BSE) and Madras Stock Exchange (MSE).

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

Results of Operations

The following table sets forth the percentage of revenues of certain items included in the Company’s Statements of Operations:

	Year Ended December 31,
	2011	2010
Revenues	100.0%	100.0%
Cost of revenues	79.3%	79.3%
Gross profit	20.7%	20.7%
Operating expenses	19.0%	27.8%
Profit/(Loss) from operations	1.7%	(7.1)%
Net Profit/(loss)	1.7%	(7.1)%

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

Revenues. Revenues of the Company decreased by $1.1 million or 8.1% from $13.3 million for the twelve months ended December 31, 2010 to $12.2 million for the twelve months ended December 31, 2011. The decrease was primarily attributable to decline in consulting revenue due to difficulty in replacing completed projects and a pushback of new assignments from existing clients primarily as a result of the continuing economic uncertainty still adversely affecting spending on IT services.

Gross Profit. The resulting gross profit for the twelve months ended December 31, 2011 was $2.5 million, a decrease of $221,000 or 8% from the 2010 comparable period amount of $2.8 million. As a percentage of total revenue, gross margin for the twelve months ended December 31, 2011 and 2010 was 20.7%.

Operating Expenses. Operating expenses are comprised of Selling, General and Administrative (“SG&A”) expenses and depreciation and amortization. Operating expenses decreased by $1,373,000, or 37.2% from $3.69 million for the twelve months ended December 31, 2010 to $2.3 million for the twelve months ended December 31, 2011. The decrease in SG&A was associated with various cost reduction initiatives including, but not limited to, renegotiation with major vendors and process restructuring, leading to higher efficiency.

Taxes. Taxes increased by $7,700 from $4,500 for the twelve months ended December 31, 2010 to $12,200 for the twelve months ended December 31, 2011. For the twelve months ended December 31, 2011, the Company recorded a tax provision of $17,500 for minimum state taxes, and provision to return adjustments of ($5,200) from the filing of state and federal tax returns. In addition, deferred taxes were not impacted by the pre-tax net income since such amounts were fully reserved as of December 31, 2011 and 2010, respectively.

Net Profit. As a result of the above, the Company had a net profit of $203,000 or $0.09 per basic and diluted share for the twelve months ended December 31, 2011 compared to a net loss of ($940,000) or ($0.56) per basic and diluted share for the twelve months ended December 31, 2010. For the three months ended December 31, 2011, the Company had a net profit of $239,000 which is partly attributable to a reduction in accrual due to favorable collection of old receivables and the reduction of various other accruals favorably negotiated during the quarter.

Liquidity and Capital Resources

The Company believes that its business, operating results and financial condition have been affected by the recent economic crisis and ongoing economic uncertainty which continue to impact the IT spending of its clients. A significant portion of the Company’s major customers are in the financial services industry and came under considerable pressure as a result of the unprecedented economic conditions in the financial markets. Spending on IT consulting services is largely discretionary, and the Company has experienced a pushback of new assignments and high margin projects from existing clients. Yet, the Company has reported profits during 2011 as compared to a loss of ($940,000) in 2010. The Company had an operating profit of approximately $211,000 and a net profit of approximately $203,000 for the twelve months ended December 31, 2011. During the twelve months ended December 31, 2010, the Company had an operating loss of approximately ($941,000) and a net loss of approximately ($940,000). The new lease at Empire State Building requires annual payment of $109,928 during 2012.

The Company's cash balances were approximately $2 million at December 31, 2011 as compared to $1.7 million at December 31, 2010. Net cash provided by operating activities for the twelve months ended December 31, 2011 was approximately $358,000 compared to net cash used in operating activities of approximately $1.7 million for the twelve months ended December 31, 2010.

The Company's accounts receivable, less allowance for doubtful accounts, at December 31, 2011 and December 31, 2010 were $1.7 million and $2.2 million, respectively, representing 52 days and 61 days of sales outstanding (“DSO) respectively. The Company believes DSO of 52 days and 61 days in 2011 and 2010 is consistent with favorable resolutions of a limited number of dated client disputes. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.

For the twelve months ended December 31, 2011, revenues from the Company’s two largest customers represented 68% of revenues. For the twelve months ended December 31, 2010, the Company had revenues from three customers, which represented 64% of revenues. No other customer represented greater than 10% of the Company's revenues for such periods.

Net cash provided by/(used in) investing activities was approximately $0 and ($13,000), for the twelve months ended December 31, 2011 and 2010, respectively. In 2010, this included additions to property and equipment of $22,000 for purchasing a leased vehicle. During 2010, additions were offset by disposals totaling $12,000.

Net cash provided by financing activities was approximately $0 and $2,000,000 (which included a $2.0 million cash infusion from Helios and Matheson Parent) for the twelve months ended December 31, 2011 and 2010 respectively.

In management's opinion, cash flows from operations combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months.

For the twelve months ended December 31, 2011 and 2010, there were no shares of common stock issued pursuant to the exercise of options issued under the Company’s stock option plan.

Going Concern

See “Going Concern” in Note 1 of the Company’s financial statements which are included at Item 15 (a) (1) and (2) of Part IV of this report.

Off-Balance Sheet Arrangements

The Company did not have any “Off Balance Sheet Arrangements” during the twelve months ended December 31, 2011 and 2010, respectively.

Contractual Obligations

The Company has the following contractual obligations as of December 31, 2011:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 - 5 Years	More Than 5 Years
Operating Lease Obligations
Rent (1)	165,803	165,803	-	-	-
Total	$165,803	$165,803	$-	$-	$-

(1) The Company has a New York facility with a lease term expiring July 31, 2012. As disclosed in Note 15 ”Subsequent Event” included in the Company’s financial statements which are included at Item 15 (a) (1) and (2) of Part IV, the Company provided notice to the landlord to terminate this lease during 2012. The new lease at Empire State Building requires annual payment of $109,928 during 2012.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management under the supervision of and with the participation of our President and Chief Executive Officer and Principal Financial Officer, conducted an evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of December 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our President and Chief Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2011, the end of the Company’s fiscal year. Management based its assessment on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011. Management has reviewed the results of the assessment of the Company’s internal controls over financial reporting with the Audit Committee of the Company’s Board of Directors.

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

Item 9B. OTHER INFORMATION

None

PART III

Item 10. Directors, Executive Officers and corporate governance

The information concerning the Company’s Code of Ethics is set forth below in this Item 10. All other information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

Code of Ethics

The Board of Directors has adopted a code of ethics designed, in part, to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with or submits to the Securities and Exchange Commission and in the Company’s other public communications, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of code violations to an appropriate person or persons, as identified in the code and accountability for adherence to the code. The code of ethics applies to all directors, executive officers and employees of the Company. The Company will provide a copy of the code to any person without charge, upon request to Ms. Jeannie Lovastik, Human Resources Manager by calling 212-979-8228 or writing to Ms. Lovastik’s attention at Helios and Matheson Information Technology Inc., 350, Fifth Avenue, Suite 7520, New York, New York, 10118.

The Company intends to disclose any amendments to or waivers of its code of ethics as it applies to directors or executive officers by filing them on Form 8-K.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management AND RELATED SHAREHOLDER MATTERS

The information concerning the Company’s equity compensation plan is set forth below in this Item 12. All other information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The Equity Compensation Plan Information as of December 31, 2011 was as follows (adjusted to reflect the 2.5 to 1 reverse split which occured in June 2011):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31,2011	Weighted-average exercise price of outstanding options, warrants and rights as of December 31, 2011	Number of securities remaining available for future issuance under equity compensation plans (Excluding securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2011

Equity compensation plans
approved by security holders	8,000	$14.55	176,000
Equity compensation plans not
approved by security holders	-	-	-
Total	8,000	$14.55	176,000

Item 13. Certain Relationships and Related Transactions, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

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

Schedule II – Valuation and Qualifying Accounts are included in this report.

15 (a) (3) Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits. The Company has identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 15(a) (3) of Form 10-K.

Exhibit
Number	Description of Exhibits

3.1	Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the form 10-K, as previously filed with SEC on March 31, 2010.

3.2	Bylaws of Helios and Matheson Information Technology Inc. , incorporated by reference to Exhibit 3.2 to the form 10-K, as previously filed with SEC on March 31, 2010.

4.1	Specimen common stock certificate, incorporated by reference to Exhibit 4.1 to the form 10-K, as previously filed with SEC on March 31, 2010.

10.1	Securities Purchase Agreement between the Company and Helios and Matheson Information Technology Ltd. dated as of August 4, 2010, incorporated by reference to Exhibit 10.1 on Form 8-K, as previously filed with the SEC on August 6, 2010

10.1.1	Amended and Restated 1997 Stock Option and Reward Plan, incorporated by reference to Annex J to the Company’s Definitive Proxy Statement, as previously filed with the SEC on June 27, 2005. †

10.1.2	Amendment No. 1 to the Registrant’s Amended and Restated 1997 Stock Option and Award Plan, incorporated by reference to Exhibit 10.2 on Form 8-K, as previously filed with the SEC on June 9, 2006. †

10.1.3	Amendment No. 2 to the Registrant’s Amended and Restated 1997 Stock Option and Award Plan, incorporated by reference to Exhibit 10.1.3 to the Form 10-K for the period ended December 31, 2006, as previously filed with the SEC on March 29, 2007. †

10.1.4	Form of Restricted Stock Award Grant and Notice Agreement between the Registrant and each of its Non-Employee Directors, incorporated by reference to Exhibit 10.9 to the Form 10-Q for the nine months ended September 30, 2005, as previously filed with the SEC on November 14, 2005. †

10.1.5	Form of Non-Qualified Stock Option Agreement between the Registrant and each of its Non-Employee Directors incorporated by reference to Exhibit 10.10 to the Form 10-Q for the nine months ended September 30, 2005, as previously filed with the SEC on November 14, 2005. †

10.2	Memorandum of Understanding, dated as of September 22, 2010, between the Registrant and Helios and Matheson Information Technology Limited, incorporated by reference to Exhibit 10.2 to Form 10-Q for the nine months ended September 30, 2010, as previously filed with the SEC on November 15, 2010.

10.3	Form of Indemnification Agreement between the Registrant and certain of its Directors and its Chief Executive Officer, incorporated by reference to Exhibit 10.12 to the Form 10-Q for the period ended September 30, 2003 as previously filed with the SEC on November 14, 2003. †

10.4	Professional Services Agreement by and between the Registrant and IonIdea, Inc., dated as of August 1, 2011.

21	Helios and Matheson Information Technology, Inc. (formerly Helios and Matheson North America Inc) List of Subsidiaries, incorporated by reference to Exhibit 21 to the Form 10-K for the period ended December 31, 2009, as previously filed with SEC on March 31, 2010.

23.2	Consent of Mercadien, P.C., Certified Public Accountants.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_____________

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

Signature	Title	Date

/s/ Divya Ramachandran	President, Chief Executive Officer and Director	March 13, 2012
Divya Ramachandran	(Principal Executive Officer)

/s/ Shri S. Jambunathan	Chairman and Director	March 13, 2012
Shri S. Jambunathan
March 13, 2012
/s/ Daniel L. Thomas	Director
Daniel L. Thomas

/s/ Kishan Grama Ananthram	Director	March 13, 2012
Kishan Grama Ananthram

/s/ Umesh Ahuja	Chief Financial Officer (Principal Financial Officer)	March 13, 2012
Umesh Ahuja

ITEM 15 (a) (1) and (2)

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.

The following consolidated financial statements and financial statement schedule of Helios and Matheson Information Technology Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm – Mercadien, P.C. Certified Public Accountants	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations and Comprehensive Income	F-4

Consolidated Statements of Shareholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7

The following consolidated financial statement schedule of Helios and Matheson Information Technology Inc. is included in Item 15(c): Schedule II – Valuation and Qualifying Accounts	S-1

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Helios and Matheson Information Technology Inc.

We have audited the accompanying consolidated balance sheets of Helios and Matheson Information Technology Inc. and Subsidiary, (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Helios and Matheson Information Technology Inc. and Subsidiary as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Helios and Matheson Information Technology Inc.’s internal control over financial reporting as of December 31, 2011 included in Item 9A on the Form 10-K entitled Management Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

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

/s/ Mercadien, P.C., Certified Public Accountants

Mercadien, P.C., Certified Public Accountants

Hamilton, New Jersey

March 13, 2012

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010*
ASSETS
Current Assets:
Cash and cash equivalents	$1,998,158	$1,656,456
Accounts receivable- less allowance for doubtful accounts of $77,590 at December 31, 2011, and $212,624 at December 31, 2010	1,665,553	2,223,452
Unbilled receivables	46,408	-
Prepaid expenses and other current assets	83,326	69,646
Total current assets	3,793,445	3,949,554
Property and equipment, net	20,685	44,613
Security Deposit	1,000,000	1,000,000
Deposits and other assets	142,673	139,703
Total assets	$4,956,803	$5,133,870

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,104,736	$1,449,132
Deferred revenue	-	19,504
Total current liabilities	1,104,736	1,468,636

Shareholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of December 31, 2011, and December 31, 2010	-	-
Common stock, $.01 par value; 30,000,000 shares authorized; 2,330,438 issued and outstanding as of December 31, 2011 and as of December 31, 2010	23,304	23,304
Paid-in capital	37,855,740	37,855,740
Accumulated other comprehensive (loss)/income - foreign currency translation	(25,932)	(9,862)
Accumulated deficit	(34,001,045)	(34,203,948)
Total shareholders' equity	3,852,067	3,665,234
Total liabilities and shareholders' equity	$4,956,803	$5,133,870

* Reclassified to conform with the current year presentation
See accompanying notes to consolidated financial statements

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2011	2010

Revenues	$12,203,990	$13,279,555
Cost of revenues	9,677,939	10,532,901
Gross profit	2,526,051	2,746,654
Operating expenses:
Selling, general and administrative	2,290,646	3,639,720
Depreciation and amortization	23,928	48,318
	2,314,574	3,688,038
Profit/(Loss) from operations	211,477	(941,384)
Interest income	3,669	6,026
Profit/(Loss) before income taxes	$215,146	$(935,358)
Provision for income taxes	12,243	4,472
Net Profit/(loss)	202,903	(939,830)
Other comprehensive (loss)/income - foreign currency adjustment	(16,070)	(11,946)
Comprehensive Profit/(loss)	$186,833	$(951,776)

Basic and diluted profit/(loss) per share	$0.09	$(0.56)

See accompanying notes to consolidated financial statements

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

					Additional	Accumulated
	Preferred Stock		Common Stock		Paid-In	Other Comp	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2009	-	$-	1,234,545	$12,346	$35,859,188	$2,084	$(33,264,118)	$2,609,500
Net Loss	-	-	-	-	-	-	(939,830)	(939,830)
Sale of stock	-	-	1,095,893	10,959	1,989,041	-	-	2,000,000
Stock based compensation expense	-	-	-	-	7,511	-	-	7,511
Foreign Exchange Translation	-	-	-	-	-	(11,946)	-	(11,946)
Balance, December 31, 2010	-	$-	2,330,438	$23,304	$37,855,740	$(9,862)	$(34,203,948)	$3,665,234
Net Profit	-	-	-	-	-	-	202,903	202,903
Foreign Exchange Translation	-	-	-	-	-	(16,070)	-	(16,070)
Balance, December 31, 2011	-	$-	$2,330,438	$23,304	$37,855,740	$(25,932)	$(34,001,045)	$3,852,067

See accompanying notes to consolidated financial statements

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010
Cash flows from operating activities:
Net profit/(loss)	$202,903	$(939,830)
Depreciation and amortization	23,928	48,318
Provision for doubtful accounts	(135,034)	(36,320)
Stock based compensation	-	7,511
Changes in operating assets and liabilities:
Accounts receivable	692,933	284,573
Unbilled receivables	(46,408)	184,229
Prepaid expenses and other current assets	(13,680)	(890,767)
Deposits	(2,970)	15,000
Accounts payable and accrued expenses	(344,396)	(180,922)
Deferred revenue	(19,505)	(165,401)
Net cash provided by/(used in) operating activities	357,772	(1,673,609)
Cash flows from investing activities:
(Purchase)/Sale of property and equipment		(12,978)
Net cash provided by/(used in) investing activities	-	(12,978)
Cash flows from financing activities:
Proceeds from the sale of stock		2,000,000
Payment of deferred financing cost	-	-
Net cash provided by financing activities	-	2,000,000
Effect of foreign currency exchange rate changes on cash and cash equivalents	(16,070)	(11,946)
Net increase/(decrease) in cash and cash equivalents	341,702	301,467
Cash and cash equivalents at beginning of period	1,656,456	1,354,989
Cash and cash equivalents at end of period	$1,998,158	$1,656,456
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes, net of refunds	$5,350	$446

See accompanying notes to consolidated financial statements

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Basis of Presentation

Helios and Matheson Information Technology Inc. (“Helios and Matheson” or the “Company”) was incorporated in the state of New York in February of 1983 and became a public company in August of 1997. In October of 2009, Helios and Matheson changed its state of incorporation from New York to Delaware. The Company is headquartered in New York, New York and has offices in New York and Bangalore, India. The Company provides a wide range of information technology (“IT”) consulting, custom application development and solutions to Fortune 1000 companies and other large organizations. The Company supports all major computer technology platforms and supports client IT projects by using a broad range of third-party software applications.

Principles of Consolidation

The consolidated financial statements include the accounts of Helios and Matheson Information Technology Inc. and its 100% owned subsidiary Helios and Matheson Global Services Private Limited (“HMGS”) from its date of acquisition on September 30, 2005. All material inter-company accounts and transactions have been eliminated.

Certain amounts reported in previous years have been reclassified to conform to the fiscal 2011 presentation.

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

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2011, the Company had $1,998,158 of cash and cash equivalents on hand as compared to $1,656,456 of cash and cash equivalents at December 31, 2010. For the year ended December 31, 2011 the Company reported a net profit of approximately $203,000. For the year ended December 31, 2010 the Company reported a net loss of approximately ($940,000). The ability of the Company to continue as a going concern is dependent on the Company continuing to achieve profitable operations in the future.

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

Fair Value of Financial Instruments

The carrying value of financial instruments (principally consisting of cash, cash equivalents and accounts receivable) approximates fair value because of their short maturities.

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

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-Based Compensation

No non-employee equity instruments were granted in 2011 or 2010.

At December 31, 2011, the Company has a stock based compensation plan, which is described as follows:

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

The Company uses the modified prospective application method as specified by the FASB whereby compensation cost is recognized over the remaining service period based on the grant-date fair value of those awards as calculated for pro forma disclosures as originally issued. For the three and twelve months ended December 31, 2011, the Company recorded stock based compensation expense of $0. For the three and twelve months ended December 31, 2010, the Company recorded stock based compensation expense of $0 and $7,512, respectively.

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of options at the date of grant was estimated using the Black-Scholes model with the following assumptions:

	2011		2010
Expected life (years)	4.00		4.00
Risk free interest rate	0.54%		1.45%
Expected volatility	1.35		1.18
Weighted average fair value per option	$0.00	(1)	$0.00	(1)

(1) There were no options granted by the Company for the 12 months ended Decmber 31, 2011 and 2010.

2. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended December 31, 2011 and 2010 (adjusted to reflect the 2.5 to 1 reverse split during June 2011).

	Year Ended December 31,
	2011	2010
Numerator for basic net loss per share
Net Profit/(loss)	$202,903	$(939,830)
Net Profit/(loss) available to
common stockholders	$202,903	$(939,830)
Numerator for diluted net loss per share
Net Profit/(loss) available to common
stockholders & assumed conversion	$202,903	$(939,830)
Denominator:
Denominator for basic and diluted loss
per share - weighted-average shares	2,330,438	1,684,912
Basic and diluted loss per share:
Net Profit/(loss) per share	$0.09	$(0.56)

All options and warrants outstanding during 2011 and 2010 were not included in the computation of net loss per share because the effect would be anti dilutive or the options are not exercisable based on current market conditions.

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following:

	2011	2010
Equipment and leaseholds	$218,045	$218,045
Software	166,705	166,705
Furniture and fixtures	91,305	91,305
Automobiles	21,889	21,889
	497,944	497,944
Less accumulated depreciation and amortization	477,259	453,331
	$20,685	$44,613

4. CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has the following commitment as of December 31, 2011: operating lease obligations. The Company has one operating lease for its corporate headquarters located in New York. As of December 31, 2011, the Company does not have any “Off Balance Sheet Arrangements”.

The Company’s contractual obligations at December 31, 2011, are comprised of the following:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5
Operating Lease Obligations
Rent (1)	165,803	165,803	-	-	-
Total	$165,803	$165,803	$-	$-	$-

(1) The Company has a New York facility with a lease term expiring July 31, 2012. As disclosed in Note 15 “Subsequent Event” the Company provided notice to the landlord to terminate this lease during 2012. The new lease at Empire State Building requires annual payment of $109,928 during 2012.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2011	2010
Accounts payable	$253,716	$770,935
Payroll	572,668	632,973
Other accrued expenses	278,353	45,224
	$1,104,736	$1,449,132

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. INCOME TAXES

The Company accounts for income taxes using the liability method.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred tax assets and (liabilities) consist of the following:

	December 31,
	2011	2010
Licensing revenues	$(2,000)	$(25,000)
Accounts receivable reserve	54,000	107,000
Depreciation and amortization	265,000	270,000
Investments	928,000	928,000
Other	201,000	210,000
Net operating losses	5,481,000	5,351,000
	6,927,000	6,841,000
Valuation allowance	(6,927,000)	(6,841,000)
	$-	$-

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

At December 31, 2011, the Company has federal net operating loss carry-forwards of approximately $15.7 million which will begin to expire in 2020. The New Jersey net operating loss carry-forwards of approximately $2.5 million will begin to expire in 2020. The full utilization of the deferred tax assets in the future is dependent upon the Company’s ability to generate taxable income; accordingly, a valuation allowance of an equal amount has been established. During the year ended December 31, 2011, the valuation allowance increased by approximately $86,000 and $513,000 respectively.

Significant components of the provision for income taxes are as follows:

	Year Ended December 31,
	2011	2010
Current:
Federal	$-	$-
State and local	12,243	4,472
Total Current	$12,243	$4,472
Deferred:
Federal	-	-
State and local	-	-
Total Deferred	-	-
Total	$12,243	$4,472

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between the federal statutory rate and the effective income tax rate for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
Federal statutory rate	34.0%	(34.0)%
State and local taxes net of federal tax benefit	3.7	0.3
Non-deductible expenses	(1.6)	(0.7)
Change in valuation allowance	(30.43)	34.88
Total	5.69%	0.48%

7. RETIREMENT PLAN

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code for its employees. Participants can make elective contributions subject to certain limitations. Under the plan, the Company can make matching contributions on behalf of all participants. There were no such contributions made by the Company in 2011 and 2010.

8. CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and accounts receivable. The Company maintains its cash balances on deposit with a limited number of financial institutions in amounts which may exceed federally insured limits. Historically, the Company has not experienced any related cash-in-bank losses. For the twelve months ended December 31, 2011, the Company had three customers which accounted for 76% of revenues. For the twelve months ended December 31, 2010 the Company had three customers which accounted for 64% of revenues. Besides these customers, no other customer represented greater than 10% of the Company’s revenues. The three customers represented approximately 69% each of accounts receivable as of December 31, 2011. Three customers represented approximately 67% of accounts receivable as of December 31, 2010.

9. LEASES

The Company leases office space under a non-cancelable operating lease. The future minimum payments for all non-cancelable operating leases as of December 31, 2011 are as follows:

2012	165,803
Total minimum future lease payments	$165,803	(1)

(1) The Company has a New York facility with a lease term expiring July 31, 2012. As disclosed in Note 15 ”Subsequent Event” the Company provided notice to the landlord to terminate this lease during 2012.

Office leases are subject to escalations based on increases in real estate taxes and operating expenses, all of which are charged to rent expense. Rent expense for the years ended December 31, 2011 and 2010, was approximately $393,798 and $384,488, respectively.

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

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock options, subject to certain restrictions, may be exercisable any time after full vesting for a period not to exceed ten years from the date of grant. Such period is to be established by the Company in its discretion on the date of grant. Stock options terminate in connection with the termination of employment.

Information with respect to options under the Company’s Plan is as follows (as adjusted to reflect 2.5 to 1 reverse split which occurred in June 2011):

	Weighted
	Number of	Average
	Shares	Exercise Price
Balance - December 31, 2009	14,200	$11.55
Granted during 2010	0	$0.00
Exercised during 2010	0	$0.00
Forfeitures during 2010	(500)	$3.00
Balance - December 31, 2010	13,700	$11.85
Granted during 2011	-	$0.00
Exercised during 2011	-	$0.00
Forfeitures during 2011	(5,700)	$8.08
Balance - December 31, 2011	8,000	$14.55

No stock options were granted during the twelve months ended December 31, 2011. At December 31, 2011 and 2010, 8,000 and 13,700, respectively, were exercisable with weighted average exercise prices of $14.55 and $11.85, respectively.

The following table summarizes the status of the stock options outstanding and exercisable at December 31, 2011:

Stock Options Outstanding
				Number of
	Weighted		Weighted-	Stock
Exercise Price	Average	Number of	Remaining	Options
Range	Exercise Price	Options	Contractual Life	Exercisable

$12.00 - $24.00	$14.55	8,000	4.34 years	8,000
		8,000		8,000

At December 31, 2011, the Company had 184,000 shares of common stock reserved in connection with the Stock Option Plan.

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. QUARTERLY RESULTS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2011 and 2010 (as adjusted to reflect a 2.5 to 1 reverse split which occurred in June 2011):

	Quarter Ended
(in thousands, except per share amounts)	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues	$3,249	$2,990	$3,135	$2,830
Gross profit	619	547	629	731
(Loss)/income from operations	(112)	22	66	236
Net (loss)/income	(117)	17	64	239
Net (loss)/income per share
Basic and diluted (loss)/income per share	$(0.05)	$0.01	$0.03	$0.10

	Quarter Ended
(in thousands, except per share amounts)	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	$3,445	$2,961	$3,453	$3,421
Gross profit	801	654	672	620
(Loss)/income from operations	(362)	(423)	2	(158)
Net (loss)/income	(363)	(427)	11	(161)
Net (loss)/income per share
Basic and diluted (loss)/income per share	$(0.29)	$(0.35)	$0.01	$(0.07)

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. TRANSACTIONS WITH RELATED PARTY

In September 2010, the Company entered into a Memorandum of Understanding with Helios and Matheson Parent (the “HMIT MOU”) pursuant to which Helios and Matheson Parent has agreed to make available to the Company facilities of dedicated Off-shore Development Centers (“ODCs”) and also render services by way of support in technology, client engagement, management and in operating the ODCs for the Company. The Company has furnished Helios and Matheson Parent a security Deposit of $1 million, classified as a non-current asset on the balance sheet, to cover any expenses, claims or damages that Helios and Matheson Parent may incur while discharging its obligation under the HMIT MOU and also to cover Company’s payable to Helios and Matheson Parent. The amount paid or due to be paid to Helios and Matheson Parent for services rendered under the HMIT MOU was $540,448 and $454,496 for the twelve months ended December 31, 2011 and 2010, respectively and is included as a component of cost of revenue. All payments to Helios and Matheson Parent under the MOU are made after collections are received from clients.

13. LEGAL PROCEEDINGS

On April 5, 2011, the Company filed a Complaint in the Superior Court of New Jersey, Union County against Toranco-Clark Associates LLC, its former landlord, for breach of its lease agreement in the amount of $22,000. On June 17, 2011, Toranco-Clark Associates LLC filed a Counterclaim against the Company in the amount of $24,000 for alleged breach of the lease agreement. The ultimate outcome of this matter is uncertain at this time.

During 2011, Rosen and Associates, P.C. has asked for a payment of $23,680.18 for services it allegedly performed for the Company. No action has been filed by Rosen and Associate, P.C.

14. REVERSE STOCK SPLIT

On June 23, 2011, the Company effected a 1 for 2.5 reverse split of its Common stock. Post reverse split Company’s outstanding common stocks are 2,330,438 as compared to 5,826,088 before the reverse split. As a result the stated capital on the balance sheet attributable to common stock is revised from $58,261 to $23,304, and the additional paid in capital is credited with $34,957. The per share net loss is retroactively increased for the twelve month periods ended December 31, 2010 from ($0.22) to ($0.56) because there are fewer shares of common stock outstanding. Also common stocks issuable upon exercise of outstanding options and reserved for future grants of exercisable options are reduced as of December 31, 2010 from 34,250 to 13,700 and 460,000 to 184,000, respectively. In lieu of issuing fractional shares, each holder of common stock entitled to a fraction of a share would have the number of shares rounded up to the nearest whole share. All other references to common stock have been adjusted for all periods presented.

15. SUBSEQUENT EVENTS

Management completed an analysis of all subsequent events occurring after December 31, 2011, the balance sheet date, through March 13, 2012, the date upon which the year-end consolidated financial statements were issued, and determined the following disclosures to be necessary or appropriate:

•	The Company provided notice to the landlord to terminate a lease for the premises located at 200 Park Avenue, New York, New York during 2012. The lease was due to expire on July 31, 2012 having an annual basic rent of $284,234. The lease was terminated effective January 31, 2012.

Helios and Matheson has moved to a new office in the Empire State Building, 350 Fifth Avenue, New York, NY 10118 starting January 19, 2012. The new office space has been leased from Empire State Building Company, LLC for 63 months.

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Schedule II – Valuation and Qualifying Accounts

Col. A	Col. B	Col. C		Col. D		Col. E
Additions
		(1)	(2)

	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other Accounts	Deductions -		Balances at
Description	Period	Expenses	Describe	Describe		End of Period
Reserves and allowances deducted from
asset accounts:
For the year ended December 31, 2011
Allowance for doubtful accounts	$ 212,624	$ (135,034)	$ -	$ -	(a)	$ 77,590
For the year ended December 31, 2010
Allowance for doubtful accounts	$ 220,879	$ (36,320)	$ 61,471	$ (33,406)	(b)	$ 212,624
For the year ended December 31, 2009
Allowance for doubtful accounts	$ 209,771	$ 60,000	$ -	$ (48,892)	(c)	$ 220,879

(a)	Uncollectible accounts written off during 2011.

(b)	Uncollectible accounts written off during 2010.

(c)	Uncollectible accounts written off during 2009.

S-1

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

3.3	Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the form 10-K, as previously filed with SEC on March 31, 2010.

3.4	Bylaws of Helios and Matheson Information Technology Inc. , incorporated by reference to Exhibit 3.2 to the form 10-K, as previously filed with SEC on March 31, 2010.

4.1	Specimen common stock certificate, incorporated by reference to Exhibit 4.1 to the form 10-K, as previously filed with SEC on March 31, 2010.

10.1	Securities Purchase Agreement between the Company and Helios and Matheson Information Technology Ltd. dated as of August 4, 2010, incorporated by reference to Exhibit 10.1 on Form 8-K, as previously filed with the SEC on August 6, 2010

10.1.1	Amended and Restated 1997 Stock Option and Reward Plan, incorporated by reference to Annex J to the Company’s Definitive Proxy Statement, as previously filed with the SEC on June 27, 2005. †

10.1.2	Amendment No. 1 to the Registrant’s Amended and Restated 1997 Stock Option and Award Plan, incorporated by reference to Exhibit 10.2 on Form 8-K, as previously filed with the SEC on June 9, 2006. †

10.1.3	Amendment No. 2 to the Registrant’s Amended and Restated 1997 Stock Option and Award Plan, incorporated by reference to Exhibit 10.1.3 to the Form 10-K for the period ended December 31, 2006, as previously filed with the SEC on March 29, 2007. †

10.1.4	Form of Restricted Stock Award Grant and Notice Agreement between the Registrant and each of its Non-Employee Directors, incorporated by reference to Exhibit 10.9 to the Form 10-Q for the nine months ended September 30, 2005, as previously filed with the SEC on November 14, 2005. †

10.1.5	Form of Non-Qualified Stock Option Agreement between the Registrant and each of its Non-Employee Directors incorporated by reference to Exhibit 10.10 to the Form 10-Q for the nine months ended September 30, 2005, as previously filed with the SEC on November 14, 2005. †

10.2	Memorandum of Understanding, dated as of September 22, 2010, between the Registrant and Helios and Matheson Information Technology Limited, incorporated by reference to Exhibit 10.2 to Form 10-Q for the nine months ended September 30, 2010, as previously filed with the SEC on November 15, 2010.

10.3	Form of Indemnification Agreement between the Registrant and certain of its Directors and its Chief Executive Officer, incorporated by reference to Exhibit 10.12 to the Form 10-Q for the period ended September 30, 2003 as previously filed with the SEC on November 14, 2003. †

10.4	Professional Services Agreement by and between the Registrant and IonIdea, Inc., dated as of August 1, 2011.

21	Helios and Matheson Information Technology, Inc. (formerly Helios and Matheson North America Inc) List of Subsidiaries, incorporated by reference to Exhibit 21 to the Form 10-K for the period ended December 31, 2009, as previously filed with SEC on March 31, 2010.

23.2	Consent of Mercadien, P.C., Certified Public Accountants.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 __________

† Management contract or compensation plan.