Form 10-Q
period 2012-03-31
Helios & Matheson Information Technology Inc.
filed 2012-05-15
CIK 1040792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number:     0-22945

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3169913
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Empire State Building, 350 5th Avenue,	(212) 979-8228
New York, New York 10118	(Registrant’s Telephone Number,
(Address of Principal Executive Offices)	Including Area Code)

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

As of May 1, 2012, there were 2,330,438 shares of common stock, with $.01 par value per share, outstanding.

1

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.

Part I. Financial Information

Item 1. Financial Statements

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,947,490	$1,998,158
Accounts receivable- less allowance for doubtful accounts of $78,495 at March 31, 2012, and $77,590 at December 31, 2011	1,418,097	1,665,553
Unbilled receivables	116,891	46,408
Prepaid expenses and other current assets	167,347	83,326
Total current assets	3,649,825	3,793,445
Property and equipment, net	16,591	20,685
Security Deposit	1,000,000	1,000,000
Deposits and other assets	104,743	142,673
Total assets	$4,771,159	$4,956,803

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$903,415	$1,104,736

Total current liabilities	903,415	1,104,736

Shareholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2012, and December 31, 2011	-	-
Common stock, $.01 par value; 30,000,000 shares authorized; 2,330,438 issued and outstanding as of March 31, 2012 and December 31, 2011	23,304	23,304
Paid-in capital	37,855,740	37,855,740
Accumulated other comprehensive income (Loss) - foreign currency translation	(24,197)	(25,932)
Accumulated deficit	(33,987,103)	(34,001,045)
Total shareholders' equity	3,867,744	3,852,067
Total liabilities and shareholders' equity	$4,771,159	$4,956,803

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2012	2011
	(unaudited)	(unaudited)

Revenues	$2,679,131	$3,249,012
Cost of revenues	2,038,635	2,629,825
Gross profit	640,496	619,187
Operating expenses:
Selling, general & administrative	533,910	724,652
Depreciation & amortization	5,018	6,818
	538,928	731,470
Profit/(Loss) from operations	101,568	(112,283)
Other income(expense):
Early lease termination fee	(82,548)	-
Interest income-net	923	773
	(81,625)	773
Profit/(Loss) before income taxes	19,943	(111,510)
Provision for income taxes	6,000	5,500
Net Profit/(Loss)	13,943	(117,010)
Other comprehensive Income/(loss) - foreign currency adjustment	1,735	(1,226)
Comprehensive Income/(loss)	$15,678	$(118,236)

Net profit/(loss) per share
Basic & Diluted	$0.01	$(0.05)

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net profit/(loss)	$13,943	$(117,010)
Adjustments to reconcile net profit/(loss) to net cash
provided/(used) in operating activities, net of acquired assets:
Depreciation and amortization	5,018	6,818
Provision for doubtful accounts	905	20,500
Changes in operating assets and liabilities:
Accounts receivable	246,551	(15,549)
Unbilled receivables	(70,483)	(106,437)
Prepaid expenses and other assets	29,458	(14,730)
Accounts payable and accrued expenses	(201,321)	(209,357)
Net cash used in operating activities	24,071	(435,765)
Cash flows from investing activities:
Sale/(Purchase) of Property and Equipment	(924)	-
Deposits	(75,550)	-
Net cash provided by investing activities	(76,474)	-
Cash flows from financing activities:
Net cash provided by financing activities	-	-
Effect of foreign currency exchange rate changes on cash and cash equivalents	1,735	(1,226)
Net decrease in cash and cash equivalents	(50,668)	(436,991)
Cash and cash equivalents at beginning of period	1,998,158	1,656,456
Cash and cash equivalents at end of period	$1,947,490	$1,219,465

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-

Cash paid during the period for income taxes - net of refunds	$2,572	$4,139

See accompanying notes to consolidated financial statements

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.

Notes to Consolidated Financial Statements

(Unaudited)

1)	GENERAL:

These financial statements should be read in conjunction with the financial statements contained in Helios and Matheson Information Technology Inc.’s (“Helios and Matheson” or the “Company”) Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”) and the accompanying financial statements and related notes thereto. The accounting policies used in preparing these financial statements are the same as those described in the Company's Form 10-K for the year ended December 31, 2011. On May 2, 2011, the Company changed its name from Helios and Matheson North America Inc. to Helios and Matheson Information Technology Inc.

2)	CONTROLLED COMPANY:

he Board of Directors has determined that Helios and Matheson meets the definition of a “Controlled Company” as defined by Rule 5615(c) of the NASDAQ Listing Rules. A “Controlled Company” is defined in Rule 5615(c) as a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company. Certain NASDAQ requirements do not apply to a “Controlled Company”, including requirements that: (i) a majority of its Board of Directors must be comprised of “independent” directors as defined in NASDAQ’s rules; and (ii) the compensation of officers and the nomination of directors be determined in accordance with specific rules, generally requiring determinations by committees comprised solely of independent directors or in meetings at which only the independent directors are present.

3)	INTERIM FINANCIAL STATEMENTS:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 2012, the consolidated results of operations for the three month periods ended March 31, 2012 and 2011 and cash flows for the three month periods ended March 31, 2012 and 2011.

The consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these financial statements pursuant to SEC’s rules and regulations. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Form 10-K filed by the Company for the year ended December 31, 2011.

For the three month period ended March 31, 2012, the Company reported a net profit of approximately $14,000 and for the three month period ended March 31, 2011, the Company reported a net loss of approximately $117,000. The Company continues to focus on revenue growth by expanding its existing client market share and its client base and by providing a Flexible Delivery Model to clients, which allows for dynamically configurable “right shoring” of service delivery based on client needs. The Company also keeps a tight rein on discretionary expenditures and SG&A to enhance its competitiveness.

In management's opinion, cash flows from operations combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months.

4)	STOCK BASED COMPENSATION:

The Company has a stock based compensation plan, which is described as follows:

The Company’s Amended and Restated 1997 Stock Option and Award Plan (the “Plan”) provides for the grant of stock options that are either “incentive” or “non-qualified” for federal income tax purposes, stock appreciation rights, restricted stock and performance units and performance shares. The Plan provides for the issuance of a maximum of 184,000 shares of common stock (subject to adjustment pursuant to customary anti-dilution provisions). Stock options typically vest over a period of between one to four years.

The exercise price per share of a stock option is established by the Compensation Committee of the Board of Directors, which is responsible for administering the plan, in its discretion but may not be less than the fair market value of a share of common stock as of the date of grant and in case of “incentive” stock options may not be less than 110% of the fair market value as of date of grant. The aggregate fair market value of the shares of common stock with respect to which “incentive” stock options first become exercisable by an individual to whom an “incentive” stock option is granted during any calendar year may not exceed $100,000.

Stock options, subject to certain restrictions, may be exercisable any time after full vesting for a period not to exceed ten years from the date of grant. Such period is established by the Company in its discretion on the date of grant. Stock options terminate three months after the termination of employment, unless the termination is due to participant’s death or disability, in which case stock options terminate one year following the employment termination.

Information with respect to options under the Company’s Plan is as follows:

Weighted
	Number of	Average
	Shares	Exercise Price
Balance - December 31, 2011	8,000	$14.55
Granted during 1st Qtr 2012	-	-
Exercised during 1st Qtr 2012	-	-
Forfeitures during 1st Qtr 2012	-	-
Balance - March 31, 2012	8,000	$14.55

The following table summarizes the status of the stock options outstanding and exercisable at March 31, 2012:

Stock Options Outstanding
				Number of
	Weighted		Weighted-	Stock
Exercise Price	Average	Number of	Remaining	Options
Range	Exercise Price	Options	Contractual Life	Exercisable

$12.00 - $24.00	$14.55	8,000	4.09 years	8,000
		8,000		8,000

At March 31, 2012, 8,000 stock options were exercisable with a weighted average exercise price of $14.55.

5)	NET INCOME/(LOSS) PER SHARE:

The following table sets forth the computation of basic and diluted net income/(loss) per share for the three months ended March 31, 2012 and 2011 (after giving effect to a 1 for 2.5 reverse stock split, as discussed at Note 12).

	Three Months Ended
	March 31,
	2012	2011
Numerator for basic net income/(loss) per share
Net income/(loss)	$13,943	$(117,010)
Net income/(loss) available to
common stockholders	$13,943	$(117,010)

Numerator for diluted net income/(loss) per share
Net income/(loss) available to common
stockholders & assumed conversion	$13,943	$(117,010)

Denominator:
Denominator for basic and diluted income/(loss)
per share - weighted-average shares	2,330,438	2,330,438

Basic and diluted income/(loss) per share:
Net income/(loss) per share	$0.01	$(0.05)

During the three month periods ended March 31, 2012 and March 31, 2011, all options and warrants outstanding were excluded from the computation of net income/(loss) per share because the effect would have been anti-dilutive or the options were not exercisable.

6)	CONCENTRATION OF CREDIT RISK:

The revenues of the Company’s top three customers represented approximately 83% of the revenues for the three month period ended March 31, 2012. The revenue of the Company’s top three customers represented approximately 77% of revenues for the same period in 2011. No other customer represented greater than 10% of the Company’s revenues for such periods. The Company continues its effort to broaden its customer base in order to mitigate this risk.

7)	CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The Company’s commitments at March 31, 2012, are comprised of the following:

Contractual Obligations	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long Term Obligations
Employment Contracts (1)	-	-	-	-	-
Operating Lease Obligations
Rent (2)	785,200	149,188	314,080	314,080	7,852
Total	$785,200	$149,188	$314,080	$314,080	$7,852

(1) No named executive officers of the Company have employment contracts.

(2) The Company has a New York facility with a lease term expiring April 18, 2017.

As of March 31, 2012, the Company does not have any “Off Balance Sheet Arrangements”.

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

9) TRANSACTIONS WITH RELATED PERSONS

In September 2010, the Company entered into a Memorandum of Understanding with Helios and Matheson Parent (the “HMIT MOU”) pursuant to which Helios and Matheson Parent has agreed to make available to the Company facilities of dedicated Off-shore Development Centers (“ODCs”) and also render services by way of support in technology, client engagement, management and running the ODCs for the Company. Helios and Matheson Parent has been providing recruitment services to Helios and Matheson Information Technology Inc. and has not charged a fee for these services. Helios and Matheson Parent also makes investments in deepening the client relationships which take the form of providing knowledge transition free of cost to clients and volume/ business commitment based discounts.  The investment made by Helios and Matheson Parent in this regard in Q1 2012 is approximately $77,909.  The amount payable to Helios and Matheson Parent for services rendered under the HMIT MOU was $106,306 for the three months ended March 31, 2012 and is included as a component of cost of revenue. All payments to Helios and Matheson Parent under the MOU are made after collections are received from clients.

10. LEGAL PROCEEDINGS

On April 5, 2011, the Company filed a Complaint in the Superior Court of New Jersey, Union County against Toranco-Clark Associates LLC, its landlord of the former New Jersey office, for breach of its lease agreement in the amount of $22,000. On June 17, 2011, Toranco-Clark Associates LLC filed a Counterclaim against the Company in the amount of $24,000 for alleged breach of the lease agreement. The ultimate outcome of this matter is uncertain at this time.

During 2011, Rosen and Associates, P.C. has asked for a payment of $23,680.18 for services it allegedly performed for the Company. No action has been filed by Rosen and Associate, P.C.

11) MOVE OF PRINCIPAL EXECUTIVE OFFICE

On January 19, 2012, Helios and Matheson entered into an Agreement of Lease (the “Lease”) with Empire State Building Company, LLC (Landlord) for the lease of premises located at 350 Fifth Avenue, New York, New York 10118. The Lease has a term of 63 months.

EARLY LEASE TERMINATION FEE

The Company’s executive office was located at 200 Park Avenue South, New York, New York 10003 through January 30, 2012.  During January 2012, the Company and its former landlord entered into an agreement allowing the Company to terminate the lease early in exchange for a payment of $82,548 instead of paying the balance of the rent, which would have been approximately $165,000, as provided for in the lease agreement. This termination payment was recorded during fiscal 2012 as a component of other Income/(Expense) since the termination fee is infrequent in nature. The termination payment was deducted from the security deposit already held by the landlord.

12) REVERSE STOCK SPLIT

On June 23, 2011, the Company effected a 1 for 2.5 reverse split of its Common stock. The Company’s outstanding common stock after the reverse split totaled 2,330,438 as compared to 5,826,088 before the reverse split. The per share net loss is retroactively increased for the three month period ended March 31, 2011 from ($0.02) to ($0.05) because there are fewer shares of common stock outstanding. In lieu of issuing fractional shares, each holder of common stock entitled to a fraction of a share would have the number of shares rounded up to the nearest whole share.

13) SUBSEQUENT EVENTS

Management completed an analysis of all subsequent events occurring after March 31, 2012, the balance sheet date, through May 15, 2012, the date upon which the quarter-end consolidated financial statements were issued, and determined there were no disclosures necessary which have not been already disclosed elsewhere in these financial statements.

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

For the three months ended March 31, 2012, approximately 88% of the Company's consulting services revenues were generated from clients under time and materials engagements, as compared to approximately 93% for the three months ended March 31, 2011, with the remainder generated under fixed-price engagements and recruitment process outsourcing (RPO). The Company has established standard-billing guidelines for consulting services based on the types of services offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a weekly and monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.

The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. For the three months ended March 31, 2012 and 2011, gross margin was 23.9% and 19.1% respectively. The increase in gross margin is primarily a result of an increase in higher margin long term annuity revenue and additional net revenue from RPO services. A significant number of the Company’s engagements are on a time and materials basis.

The Company actively manages its personnel utilization rates by monitoring project requirements and timetables. The Company’s utilization rate for the three months ending March 31, 2012 was approximately 89% as compared to 91% for the three months ending March 31, 2011. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in the Company’s training programs in order to expand their technical skill sets.

2011 ACHIEVEMENTS

2011 was a very important year of transition and achievement for the Company – a year of three very important strategic shifts: the Company replaced a significant portion of its short-term revenue with long-term annuity revenue, the Company generated cash of $358,000 from operations and after 4 years the Company turned the corner with positive net income for the year.

The following is the list of the Company’s achievements as of December 31, 2011:

•	The balance sheet was strong with current assets of $3.8 million and a total asset base of $4.9 million.
•	The Company continued to have no debt.
•	The current ratio was 3.4:1.
•	While there is a decline of $1.1 million in revenue in 2011 as compare to 2010, revenue quality has improved. The Company replaced a significant portion of declining short-term revenue with long-term, annuity revenue.
•	SG&A reduced by $1.37 million leading to a positive bottom line of approximately $203,000. This was an increase of $1.15 million from 2010.
•	Cash provided by operations was $358,000 as compared to $1.7 million of cash utilized in operations in 2010.
•	The Company has introduced certain strategic initiatives that could potentially yield non-linear growth in revenue and profits. These initiatives are in the pilot phase.

We expect to continue the progress we made during 2011 throughout 2012.

The Company has moved its principal executive office to the iconic Empire State Building, New York. The United States in general and New York is particular are key to the Company’s growth strategy. The Empire State Building has most recently invested significantly to upgrade its infrastructure. The top to bottom enhancement and upgrade program provides a first-rate infrastructure in a premier business environment.

Management believes that the Company’s financial performance is beginning to accelerate and that this trend will continue in future. The Company continues to invest in growth and fortify leadership and culture.

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

Revenue Recognition

Consulting revenues are recognized as services are provided. The Company primarily provides consulting services under time and material contracts, whereby revenue is recognized as hours and costs are incurred. Customers for consulting revenues are billed on a weekly, semi-monthly or monthly basis. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs. Any anticipated contract losses are estimated and accrued at the time they become known and estimable. Revenues from RPO services are recorded when service is performed. Unbilled accounts receivables represent amounts recognized as revenue based on services performed in advance of customer billings. Revenue from sales of software licenses is recognized upon delivery of the software to a customer because future obligations associated with such revenue are insignificant.

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

Results of Operations

The following table sets forth the percentage of revenues of certain items included in the Company’s Statements of Operations:

	Three Months Ended
	March 31,
	2012	2011
Revenues	100.0%	100.0%
Cost of revenues	76.1%	80.9%
Gross profit	23.9%	19.1%
Operating expenses	20.1%	22.5%
Income/(Loss) from operations	3.8%	(3.4)%
Net Income/(loss)	0.5%	(3.6)%

Comparison of the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011

Revenues. Revenues for the three months ended March 31, 2012 were $2.68 million compared to $3.2 million for the three months ended March 31, 2011.

Gross Profit. The resulting gross profit for the three months ended March 31, 2012 was $640,000 as compared to $619,000 for the three months ended March 31, 2011. As a percentage of total revenues, gross margin for the three months ended March 31, 2012 was 23.9% compared to 19.1% for the three months ended March 31, 2011. The gross margin increased primarily as a result of improvement in consulting revenue margins and additional net revenue from RPO services.

Operating Expenses. Operating expenses are comprised of selling, general and administrative (“SG&A”) expenses and depreciation and amortization. Operating expenses for the three months ended March 31, 2012 were $539,000 compared to the 2011 comparable period level of $731,000. The decrease in SG&A was associated with various cost reduction initiatives including, but not limited to, renegotiation of agreements with major vendors and process restructuring, leading to higher efficiency.

Profit/(Loss) from Operations. Profit from operations for the three months ended March 31, 2012 is $102,000 as compared to a net loss of ($112,000) for the three months ended March 31, 2011. The Company had profit from operations of $211,000 for the full year 2011.

Other Expenses. Other expenses for the three months ended March 31, 2012 are primarily comprised of an early lease termination fee of $82,548 due to the Company’s former landlord.  The termination payment was deducted from the security deposit already held by the landlord.

Taxes. Tax provision for the three months ended March 31, 2012 was $6,000 compared to $5,500 for the three months ended March 31, 2011.

Net Income/(loss). As a result of the above, the Company had a net profit of $14,000 or $0.01 per basic and diluted share for the three months ended March 31, 2012 compared to a net loss of ($117,000) or ($0.05) per basic and diluted share for the three months ended March 31, 2011.

Liquidity and Capital Resources

The Company believes that its business, operating results and financial condition have been affected by the recent economic crisis and ongoing economic uncertainty which continue to impact the IT spending of its clients. A significant portion of the Company’s major customers are in the financial services industry and came under considerable pressure as a result of the unprecedented economic conditions in the financial markets. Spending on IT consulting services is largely discretionary, and the Company has experienced a pushback of new assignments and high margin projects from existing clients. Yet, the Company has reported a profit during the three months ended March 31, 2012 as compared to a loss in 2011. The Company had a profit from operations of approximately $102,000 and a net profit of approximately $14,000 for the three months ended March 31, 2012. During the three months ended March 31, 2011, the Company had a loss from operations of approximately ($112,000) and a net loss of approximately ($117,000).

The Company's cash balances were approximately $1.94 million at March 31, 2012 and $2 million at December 31, 2011. Net cash provided by operating activities for the three months ended March 31, 2012 was approximately $24,000 compared to net cash used in operating activities of approximately ($436,000) for the three months ended March 31, 2011.

The Company's accounts receivable, less allowance for doubtful accounts, at March 31, 2012 and at December 31, 2011 were approximately $1.42 million and $1.7 million, respectively, representing 44.3 days and 52 days of sales outstanding (“DSO”) respectively. The Company believes that DSO of 44.3 and 52 days is consistent with favorable resolutions of a limited number of dated client disputes and shift of revenue to clients having more favorable payment terms. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.

The Company's accounts payable and accrued expenses at March 31, 2012 and at December 31, 2011 were approximately $903K and $1.1 million, respectively. The primary reason for the reduction is payments to various vendors on due date including $97K to Helios and Matheson parent (under HMIT MOU) and true up of accrued expenses.

For the three month period ended March 31, 2012 cash used by investing activities was ($76,000) compared to no cash used by investing activity for the three months period March 31, 2011. Cash used in investing activity was the amount paid as a security deposit for the new executive office in Empire State Building.

For the three month periods ended March 31, 2012 and March 31, 2011, there was no cash provided by financing activities.

In management's opinion, cash flows from operations combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months.

For the three months ended March 31, 2012 and 2011, there were no shares of common stock issued pursuant to the exercise of options granted under the Company’s stock option plan.

Off Balance Sheet Arrangements

As of March 31, 2012, the Company does not have any “Off Balance Sheet Arrangements”.

Contractual Obligations and Commitments

The Company’s commitments at March 31, 2012 are reflected and further detailed in the Contractual Obligation table located in Part I, Item 1, Note 7 of this Form 10-Q.

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

Recent Accounting Pronouncements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. As of March 31, 2012, we carried out an evaluation, under the supervision of and with the participation of our President and Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

Changes in internal control. During the quarter covered by this report, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The Company’s legal proceedings at March 31, 2012 have been disclosed in Part I, Item 1, Note 10 of this Form 10-Q.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

3.1	Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Form 10-K, as previously filed with the SEC on March 31, 2010.

3.2	Bylaws of Helios and Matheson Information Technology Inc., incorporated by reference to Exhibit 3.2 to the Form 10-K, as previously filed with the SEC on March 31, 2010.

3.3	Certificate of amendment of Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.3 to form 10-Q as previously filed with the SEC on March 13, 2011

10.1	Agreement with Landlord of new office space.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of cash flows; and (iv) the notes to the financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.

	By:	/s/ Divya Ramachandran
Date: May 15, 2012		Divya Ramachandran
Chief Executive Officer and President

	By:	/s/ Umesh Ahuja
Date: May 15, 2012		Umesh Ahuja
Chief Financial Officer and Secretary

