Form 10-Q
period 2012-06-30
Helios & Matheson Information Technology Inc.
filed 2012-08-03
CIK 1040792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number:     0-22945

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.
 (Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3169913 (I.R.S. Employer Identification No.)
Empire State Building, 350 5th Avenue, New York, New York 10118 (Address of Principal Executive Offices)	(212) 979-8228 (Registrant’s Telephone Number, Including Area Code)

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

As of July 17, 2012, there were 2,330,438 shares of common stock, with $.01 par value per share, outstanding.

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.

Part I. Financial Information
Item 1. Financial Statements

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,031,739	$1,998,158
Accounts receivable- less allowance for doubtful accounts of $76,732 at June 30, 2012, and $77,590 at December 31, 2011	1,552,293	1,665,553
Unbilled receivables	118,231	46,408
Prepaid expenses and other current assets	141,248	83,326

Total current assets	3,843,511	3,793,445

Property and equipment, net	52,823	20,685
Security Deposit	1,000,000	1,000,000
Deposits and other assets	100,032	142,673
Total assets	$4,996,366	$4,956,803

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,036,864	$1,104,736

Total current liabilities	1,036,864	1,104,736

Shareholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2012, and December 31, 2011	-	-
Common stock, $.01 par value; 30,000,000 shares authorized; 2,330,438 issued and outstanding as of June 30, 2012, and December 31, 2011	23,304	23,304
Paid-in capital	37,855,740	37,855,740
Accumulated other comprehensive Loss - foreign currency translation	(33,722)	(25,932)
Accumulated deficit	(33,885,820)	(34,001,045)
Total shareholders' equity	3,959,502	3,852,067
Total liabilities and shareholders' equity	$4,996,366	$4,956,803

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$5,639,595	$6,239,077	$2,960,464	$2,990,065
Cost of revenues	4,298,004	5,073,374	2,259,369	2,443,549
Gross profit	1,341,591	1,165,703	701,095	546,516
Operating expenses:
Selling, general & administrative	1,128,595	1,243,112	594,685	518,460
Depreciation & amortization	9,319	13,165	4,301	6,347
	1,137,914	1,256,277	598,986	524,807
Income/(Loss) from operations	203,677	(90,574)	102,109	21,709
Other income/(expense):
Early lease termination fee	(82,548)	-	-	-
Interest income-net	6,096	1,680	5,173	907
	(76,452)	1,680	5,173	907
Income/(Loss) before income taxes	127,225	(88,894)	107,282	22,616
Provision for income taxes	12,000	11,500	6,000	6,000
Net Income/(loss)	115,225	(100,394)	101,282	16,616
Other comprehensive loss - foreign currency adjustment	(7,790)	(3,512)	(9,525)	(4,738)
Comprehensive Income/(loss)	$107,435	$(103,906)	$91,757	$11,878

Basic and diluted Income/(loss) per share	$0.05	$(0.04)	$0.04	$0.01

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30,
	2012	2011
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net Profit/(loss)	$115,225	$(100,394)
Adjustments to reconcile net profit/(loss) to net cash provided/(used) in operating activities, net of acquired assets:
Depreciation and amortization	9,319	13,165
Provision for doubtful accounts	(858)	(87,035)
Gain on sale of fixed asset	(2,429)
Changes in operating assets and liabilities:
Accounts receivable	114,118	513,282
Unbilled receivables	(71,823)	(82,470)
Prepaid expenses and other current assets	(57,922)	(43,654)
Accounts payable and accrued expenses	(67,872)	(225,289)
Deposits	42,641	-
Deferred revenue	-	(2)
Net cash provided by/(used in) operating activities	80,399	(12,397)

Cash flows from investing activities:
Purchase of property and equipment	(39,028)	-
Net cash provided by investing activities	(39,028)	-
Effect of foreign currency exchange rate changes on cash and cash equivalents	(7,790)	(3,512)
Net Increase/(decrease) in cash and cash equivalents	33,581	(15,909)
Cash and cash equivalents at beginning of period	1,998,158	1,656,456
Cash and cash equivalents at end of period	$2,031,739	$1,640,547

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-

Cash paid during the period for income taxes - net of refunds	$4,617	$4,433

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

3)      INTERIM FINANCIAL STATEMENTS:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary to present fairly the consolidated financial position as of June 30, 2012, the consolidated results of operations for the three and six month periods ended June 30, 2012 and 2011 and cash flows for the six month periods ended June 30, 2012 and 2011.

The consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Form 10-K filed by the Company for the year ended December 31, 2011.

For the three month period ended June 30, 2012, the Company reported a net income of approximately $101,000 and for the six month period ended June 30, 2012, the Company reported a net income of $115,000; for the three month period ended June 30, 2011, the Company reported a net income of approximately $17,000 and for the six month period ended June 30, 2011, the Company reported a net loss of ($100,000).  The Company continues to focus on revenue growth by expanding its existing client market share and its client base and by providing a Flexible Delivery Model to clients, which allows for dynamically configurable “right shoring” of service delivery based on client needs.  The Company also keeps a tight rein on discretionary expenditures and SG&A, which the Company believes will enhance its competitiveness.

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

The exercise price per share of a stock option is established by the Compensation Committee of the Board of Directors, which is responsible for administering the plan, in its discretion but may not be less than the fair market value of a share of common stock as of the date of grant and in the case of incentive stock options granted to employees owning stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, may not be less than 110% of the fair market value as of date of grant.  The aggregate fair market value of the shares of common stock with respect to which incentive stock options first become exercisable by an individual to whom an incentive stock option is granted during any calendar year may not exceed $100,000.

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

Information with respect to options under the Company’s Plan is as follows:

	Number of Shares	Average Exercise Price
Balance - March 31, 2012	8,000	$14.55
Granted during 2nd Qtr 2012	-	-
Exercised during 2nd Qtr 2012	-	-
Forfeitures during 2nd Qtr 2012	-	-
Balance - June 30, 2012	8,000	$14.55

The following table summarizes the status of the stock options outstanding and exercisable at June 30, 2012:

Stock Options Outstanding
Exercise Price Range			Weighted Average Exercise Price	Number of Options	Weighted- Remaining Contractual Life	Number of Stock Options Exercisable
					(years)

$12.00	-	24.00	$14.55	8,000	3.84	8,000
				8,000		8,000

At June 30, 2012, 8,000 stock options were exercisable with a weighted average exercise price of $14.55.

5)      NET (LOSS)/INCOME PER SHARE:

The following table sets forth the computation of basic and diluted net income/(loss) per share for the six months and three months ended June 30, 2012 and 2011.

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Numerator for basic net Income/(loss) per share
Net Income/(loss)	$115,225	$(100,394)	$101,282	$16,616

Net Income/(loss) available to common stockholders	$115,225	$(100,394)	$101,282	$16,616

Numerator for diluted net Income/(loss) per share
Net Income/(loss) available to common stockholders & assumed conversion	$115,225	$(100,394)	$101,282	$16,616

Denominator:
Denominator for basic and diluted (loss)/Income per share - weighted-average shares	2,330,438	2,330,438	2,330,438	2,330,438

Basic and diluted Income/(loss) per share:
Net Income/(loss) per share	$0.05	$(0.04)	$0.04	$0.01

During the six month and three month periods ended June 30, 2012 and June 30, 2011, all options and warrants outstanding were excluded from the computation of net income/(loss) per share because the effect would have been anti-dilutive or the options were not exercisable.

6)      CONCENTRATION OF CREDIT RISK:

The revenues of the Company’s top three customers represented approximately 85% of the revenues for the six month period ended June 30, 2012.  The revenues of the Company’s top three customers represented approximately 75% of revenues for the same period in 2011.  No other customer represented greater than 10% of the Company’s revenues for such periods.  The Company continues its effort to broaden its customer base in order to mitigate this risk.

7)      CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The Company’s commitments at June 30, 2012, are comprised of the following:

Contractual Obligations	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating Lease Obligations
Rent (1)	751,175	157,040	314,080	280,055	-
Total	$751,175	$157,040	$314,080	$280,055	$-

 (1)  The Company has a New York facility with a lease term expiring April 18, 2017.

As of June 30, 2012, the Company does not have any “Off Balance Sheet Arrangements”.

8)    PROVISION FOR INCOME TAXES

The provision for income taxes as reflected in the consolidated statements of operations varies from the expected statutory rate primarily due to a provision for minimum state taxes and the recording of adjustments to the valuation allowance against deferred tax assets.  Internal Revenue Code Section 382 (the “Code”) places a limitation on the utilization of Federal net operating loss and other credit carry-forwards when an ownership change, as defined by the tax law, occurs.  Generally, this occurs when a greater than 50 percent change in ownership occurs.  During 2006, Helios and Matheson Information Technology Ltd (“Helios and Matheson Parent”) acquired a greater than 50 percent ownership of the Company.  Accordingly, the actual utilization of the net operating loss carry-forwards for tax purposes are limited annually under the Code to a percentage (currently about four and a half percent) of the fair market value of the Company at the date of this ownership change.  The Company maintains a valuation allowance against additional deferred tax assets arising from net operating loss carry-forwards since, in the opinion of management; it is more likely than not that some portion or all of the deferred tax assets will not be realized.

9)    TRANSACTIONS WITH RELATED PERSONS

In September 2010, the Company entered into a Memorandum of Understanding with Helios and Matheson Parent (the “HMIT MOU”) pursuant to which Helios and Matheson Parent has agreed to make available to the Company facilities of dedicated Off-shore Development Centers (“ODCs”) and also render services by way of support in technology, client engagement, management and running the ODCs for the Company. Helios and Matheson Parent has been providing recruitment services to Helios and Matheson Information Technology Inc. and has not charged a fee for these services.  Helios and Matheson Parent also makes investments in deepening the client relationships which take the form of providing knowledge transition free of cost to clients and volume/ business commitment based discounts.  The investment made by Helios and Matheson Parent in this regard during the three months ended June 30, 2012 is approximately $138,000.  The amount payable to Helios and Matheson Parent for services rendered under the HMIT MOU was $203,000 for the six months ended June 30, 2012 and is included as a component of cost of revenue. All payments to Helios and Matheson Parent under the MOU are made after collections are received from clients. The amount paid to Helios and Matheson Parent for services rendered under HMIT MOU was $203,000 for the six months ended June 30, 2012.

10)    LEGAL PROCEEDINGS

On April 5, 2011, the Company filed a Complaint in the Superior Court of New Jersey, Union County against Toranco-Clark Associates LLC, its former New Jersey landlord, for breach of its lease agreement in the amount of $22,000.  On June 17, 2011, Toranco-Clark Associates LLC filed a Counterclaim against the Company in the amount of $24,000 for alleged breach of the lease agreement. The ultimate outcome of this matter is uncertain at this time.

During 2011, Rosen and Associates, P.C. has asked for a payment of $23,680.18 for services it allegedly performed for the Company. No action has been filed by Rosen and Associate, P.C.

11)    SUBSEQUENT EVENTS

           Management completed an analysis of all subsequent events occurring after June 30, 2012, the balance sheet date, through August 03, 2012, the date upon which the quarter-end consolidated financial statements were issued, and determined there were no disclosures necessary which have not been already disclosed elsewhere in these financial statements.

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

The Company’s services include Application Value Management, Application Development, Integration, Independent Validation, Infrastructure and Information Management services and Recruitment Process Outsourcing (RPO). The Company believes that a philosophy of intense focus on client satisfaction, business aware solutions and guaranteed delivery provides tangible business value to its client base across banking, financial services, insurance, pharmaceutical and manufacturing/automotive verticals.

The Company is dedicated to providing a Flexible Delivery Model to its clients, which allows for dynamically configurable “right shoring” of service delivery based on client needs.

For the six months ended June 30, 2012, approximately 89% of the Company's consulting services revenues were generated from clients under time and materials engagements, as compared to approximately 93% for the six months ended June 30, 2011, with the remainder generated under fixed-price engagements and recruitment RPO.  The Company has established standard-billing guidelines for consulting services based on the types of services offered.  Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a weekly and monthly basis.  Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided.  Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.

The Company's most significant operating cost is its personnel cost, which is included in cost of revenues.  For the six months ended June 30, 2012 and 2011, gross margins were 23.8% and 18.7% respectively.  The increase in gross margin is primarily a result of an increase in higher margin long term annuity revenue and additional net revenue from RPO services.

The Company actively manages its personnel utilization rates by monitoring project requirements and timetables.  The Company’s utilization rate for the six months ending June 30, 2012 was approximately 97.5% as compared to 99% for the six months ending June 30, 2011.  As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in the Company’s training programs in order to expand their technical skill sets.

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

Revenue Recognition

Consulting revenues are recognized as services are provided.  The Company primarily provides consulting services under time and material contracts, whereby revenue is recognized as hours and costs are incurred.  Customers for consulting revenues are billed on a weekly or monthly basis.  Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.  Any anticipated contract losses are estimated and accrued at the time they become known and estimable.  Revenues from RPO services are recorded when service is performed and placement of candidate is accepted by the customer. Unbilled accounts receivables represent amounts recognized as revenue based on services performed in advance of customer billings, including RPO services where placement of a candidate is accepted by the customer and payment is assured.  Revenue from sales of software licenses is recognized upon delivery of the software to a customer because future obligations associated with such revenue are insignificant.

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

Results of Operations

The following table sets forth the percentage of revenues of certain items included in the Company’s Statements of Operations:

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	76.2%	81.3%	76.3%	81.7%
Gross profit	23.8%	18.7%	23.7%	18.3%
Operating expenses	20.2%	20.1%	20.2%	17.6%
Income/(Loss) from operations	3.6%	(1.4)%	3.5%	0.7%
Net Income/(loss)	2.0%	(1.6)%	3.4%	0.5%

Comparison of the Three Months Ended June 30, 2012 to the Three Months Ended June 30, 2011

Revenues. Revenues for the three months ended June 30, 2012 and 2011 were approximately $3 million for both periods.

Gross Profit. Gross profit for the three months ended June 30, 2012 was $701,000 as compared to $547,000 for the three months ended June 30, 2011.  As a percentage of total revenues, gross margin for the three months ended June 30, 2012 was 23.7% compared to 18.3% for the three months ended June 30, 2011.  The gross margin increased primarily as a result of improvement in consulting revenue margins and additional net revenue from RPO services.

Operating Expenses. Operating expenses are comprised of Selling, General and Administrative (“SG&A”) expenses and depreciation and amortization.  Operating expenses for the three months ended June 30, 2012 were $599,000 as compared to $525,000 for the 2011 comparable period.

Taxes.   Tax provision for the three months ended June 30, 2012 and 2011 was $6,000 each and is comprised exclusively of minimum state taxes.

Net Income/(Loss).  As a result of the above, the Company had net profit of $101,000 or $0.04 per basic and diluted share for the three months ended June 30, 2012, compared to a net profit of $17,000 or $0.01 per basic and diluted share for the three months ended June 30, 2011.

Comparison of the Six Months Ended June 30, 2012 to the Six Months Ended June 30, 2011

Revenues. Revenues for the six months ended June 30, 2012 were $5.6 million compared to $6.2 million for the six months ended June 30, 2011.  The decrease is primarily attributable to a reduction of project revenue (short term fixed-price revenue) and software revenue. The Company has concurrently improved revenue quality by replacing short term revenue with long-term annuity revenue by approximately 40%.

Gross Profit. Gross profit for the six months ended June 30, 2012 was $1.3 million as compared to $1.2 million for the six months ended June 30, 2011.  As a percentage of total revenues, gross margin for the six months ended June 30, 2012 was 23.8% compared to 18.7% for the six months ended June 30, 2011.  The gross margin increased primarily as a result of improvement in consulting revenue margins and additional net revenue from RPO services.

Operating Expenses. Operating expenses are comprised of Selling, General and Administrative (“SG&A”) expenses and depreciation and amortization.  Operating expenses for the six months ended June 30, 2012 were $1.1 million compared to $1.3 million in operating expenses for the 2011 comparable period. The decrease in SG&A was associated with various cost reduction initiatives including, but not limited to, renegotiation of agreements with major vendors and process restructuring, leading to higher efficiency.

Profit/(Loss) from Operations. Profit from operations for the six months ended June 30, 2012 is $204,000 as compared to a net loss of ($91,000) for the six months ended June 30, 2011.

Other Expenses. Other expenses for the six months ended June 30, 2012 is comprised of an early lease termination fee of $82,548 due to the Company’s former landlord.  The termination payment was deducted from the security deposit already held by the landlord.

Taxes.   Tax provision for the six months ended June 30, 2012 was $12,000 compared to $11,500 for the six months ended June 30, 2011, and is comprised exclusively of minimum state taxes.

Net Income/(loss).  As a result of the above, the Company had net profit of $115,000 or $0.05 per basic and diluted share for the six months ended June 30, 2012 compared to a net loss of ($100,000) or ($0.04) per basic and diluted share for the six months ended June 30, 2011.

Liquidity and Capital Resources

The Company believes that its business, operating results and financial condition have been affected by the ongoing economic crisis and economic uncertainty which continue to impact the IT spending of its clients. A significant portion of the Company’s major customers are in the financial services industry and came under considerable pressure as a result of the unprecedented economic conditions in the financial markets.  Spending on IT consulting services is largely discretionary, and the Company has experienced a pushback of new assignments and high margin projects from existing clients. Yet, the Company has reported a profit during the six months ended June 30, 2012 as compared to a loss in 2011. The Company had a profit from operations of approximately $204,000 and a net profit of approximately $115,000 for the six months ended June 30, 2012.  During the six months ended June 30, 2011, the Company had a loss from operations of approximately ($91,000) and a net loss of approximately ($100,000).

The Company's cash balances were approximately $2.0 million both at June 30, 2012 and at December 31, 2011.  Net cash provided by operating activities for the six months ended June 30, 2012 was approximately $80,000 compared to net cash used in operating activities of approximately ($12,000) for the six months ended June 30, 2011.

The Company's accounts receivable, less allowance for doubtful accounts, at June 30, 2012 and at December 31, 2011 were approximately $1.6 million and $1.7 million, respectively, representing 47 days and 52 days of sales outstanding (“DSO”) respectively. The Company believes that DSO of 47 and 52 days is consistent with favorable resolutions of a limited number of dated client disputes and shift of revenue to clients having more favorable payment terms. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented.  After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.

The Company’s accounts payable and accrued expenses at June 30, 2012 and at December 31, 2011 were approximately $1 million and $1.1 million, respectively. The primary reason for the reduction, from $1.1 million to $1 million, is payments to various vendors on the due date, including to Helios and Matheson parent under the HMIT MOU.

For the six month period ended June 30, 2012 cash used in investing activities was ($39,000) compared to no cash used in  investing activity for the six months period June 30, 2011. Cash was used for the purchase of fixed assets.

For the six month periods ended June 30, 2012 and June 30, 2011, there was no cash provided by financing activities.

In management's opinion, cash flows from operations combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months.

For the six months ended June 30, 2012 and 2011, there were no shares of common stock issued pursuant to the exercise of options granted under the Company’s stock option plan.

Off Balance Sheet Arrangements

As of June 30, 2012, the Company does not have any off balance sheet arrangements.

Contractual Obligations and Commitments

The Company’s commitments at June 30, 2012 are reflected and further detailed in the Contractual Obligation table located in Part I, Item 1, Note 7 of this Form 10-Q.

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

Recent Accounting Pronouncements

None.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not Required.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.  As of June 30, 2012, we carried out an evaluation, under the supervision of and with the participation of our President and Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

Changes in internal control.  During the quarter covered by this report, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

The Company’s legal proceedings at June 30, 2012 have been disclosed in Part I, Item 1, Note 10 of this Form 10-Q.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On August 3rd, 2012, Helios and Matheson Information Technology, Inc.  (the "Company") entered into a Board of Directors Services Agreement (collectively, the "Agreements") with each of its current directors, including Srinivasaiyer Jambunathan, Kishan Grama Ananthram, Viraj Patel and Divya Ramachandran (each a "Director" and collectively, the "Directors"), pursuant to which each Director agreed to provide services (the “Services”) as a member of the Company's Board of Directors (the "Board").  Each Agreement shall continue until the later of the date that the Company's stockholders fail to re-elect the Director as a member of the Board, including as a result of the Company's failure to nominate such Director as a candidate for election or the date the Director ceases to be a member of the Board.  As compensation for providing the Services, each Director that is not employed by the Company in any capacity shall receive cash compensation equal to $7,500 per quarter, which shall be subject to upward or downward adjustment upon written notice to the Directors, in the sole discretion of the Board or any committee of the Board empowered to establish the compensation of directors. In addition, the Company will reimburse each Director for approved business expenses incurred in connection with providing the Services.  Pursuant to the terms of the Agreements, each Director has agreed to tender such Director's resignation as a member of the Board if requested in writing by the Company's controlling stockholder, Helios and Matheson Information Technology, Ltd.  The Company has agreed to use commercially reasonable efforts to maintain directors’ and officers’ liability insurance throughout the term of each Director’s service to the Company as a director in amounts and with such carrier(s) and on such terms as determined by the Board or any committee of the Board empowered for such purpose.

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

101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensive Business Reporting Language (XBRL):  (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of cash flows; and (iv) the notes to the financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.

	By:	/s/ Divya Ramachandran
Date: August 03, 2012		Divya Ramachandran
Chief Executive Officer and President

	By:	/s/ Umesh Ahuja
Date: August 03, 2012		Umesh Ahuja
Chief Financial Officer and Secretary