Form 10-Q
period 2012-09-30
Helios & Matheson Information Technology Inc.
filed 2012-11-05
CIK 1040792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number:     0-22945

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3169913 (I.R.S. Employer Identification No.)
Empire State Building, 350 5th Avenue, New York, New York 10118 (Address of Principal Executive Offices)	(212) 979-8228 (Registrant's Telephone Number, Including Area Code)

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

As of November 5, 2012, there were 2,330,438 shares of common stock, $.01 par value per share, outstanding.

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.

Part I. Financial Information

Item 1. Financial Statements

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,015,986	$1,998,158
Accounts receivable- less allowance for doubtful accounts of $71,472 at September 30, 2012, and $77,590 at December 31, 2011	2,073,162	1,665,553
Unbilled receivables	34,400	46,408
Prepaid expenses and other current assets	173,210	83,326
Total current assets	4,296,758	3,793,445
Property and equipment, net	54,215	20,685
Security Deposit	1,000,000	1,000,000
Deposits and other assets	100,032	142,673
Total assets	$5,451,005	$4,956,803

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,343,151	$1,104,736

Total current liabilities	1,343,151	1,104,736
Shareholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of September 30, 2012, and December 31, 2011	-	-
Common stock, $.01 par value; 30,000,000 shares authorized; 2,330,438 issued and outstanding as of September 30, 2012, and December 31, 2011	23,304	23,304
Paid-in capital	37,855,740	37,855,740
Accumulated other comprehensive Loss - foreign currency translation	(28,196)	(25,932)
Accumulated deficit	(33,742,994)	(34,001,045)
Total shareholders' equity	4,107,854	3,852,067
Total liabilities and shareholders' equity	$5,451,005	$4,956,803

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$9,043,693	$9,374,390	$3,404,099	$3,135,315
Cost of revenues	6,952,427	7,579,402	2,654,423	2,506,027
Gross profit	2,091,266	1,794,988	749,676	629,288
Operating expenses:
Selling, general & administrative	1,729,155	1,800,669	600,618	557,554
Depreciation & amortization	12,022	18,495	2,703	5,330
	1,741,177	1,819,164	603,321	562,884
Income/(loss) from operations	350,089	(24,176)	146,355	66,404
Other income(expense):
Early lease termination fee	(82,548)	-	-	-
Interest income-net	8,510	2,712	2,414	1,031
	(74,038)	2,712	2,414	1,031
Income/(loss) before income taxes	276,051	(21,464)	148,769	67,435
Provision for income taxes	18,000	14,500	6,000	3,000
Net income/(loss)	258,051	(35,964)	142,769	64,435
Other comprehensive loss - foreign currency adjustment	(2,264)	(8,563)	5,526	(5,051)
Comprehensive income/(loss)	$255,787	$(44,527)	$148,295	$59,384

Net income/(loss) per share
Basic	$0.11	$(0.02)	$0.06	$0.03

Diluted	$0.11	$(0.02)	$0.06	$0.03

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net profit/(loss)	$258,051	$(35,964)
Adjustments to reconcile net profit/(loss) to net cashprovided/(used) in operating activities, net of acquired assets:
Depreciation and amortization	12,022	18,495
Provision for doubtful accounts	(6,118)	103,579
Gain on sale of fixed asset	(2,488)	-
Changes in operating assets and liabilities:
Accounts receivable	(401,491)	383,253
Deposits	42,641
Unbilled receivables	12,008	(77,713)
Prepaid expenses and other current assets	(89,884)	(48,457)
Accounts payable and accrued expenses	238,413	(130,656)
Deferred revenue	-	(19,504)
Net cash provided by operating activities	63,154	193,033

Cash flows from investing activities:
Net Purchase of property and equipment	(43,062)
Net cash used in investing activities	(43,062)	-
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,264)	(8,563)
Net increase in cash and cash equivalents	17,828	184,470
Cash and cash equivalents at beginning of period	1,998,158	1,656,456
Cash and cash equivalents at end of period	$2,015,986	$1,840,926

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-

Cash paid during the period for income taxes - net of refunds	$5,936	$8,018

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.

Notes to Consolidated Financial Statements

(Unaudited)

1)     GENERAL:

These financial statements should be read in conjunction with the financial statements contained in Helios and Matheson Information Technology Inc.'s (“Helios and Matheson” or the “Company”) Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”) and the accompanying financial statements and related notes thereto. The accounting policies used in preparing these financial statements are the same as those described in the Company's Form 10-K for the year ended December 31, 2011.

2)     CONTROLLED COMPANY:

The Board of Directors has determined that Helios and Matheson meets the definition of a “Controlled Company” as defined by Rule 5615(c) of the NASDAQ Listing Rules. A “Controlled Company” is defined in Rule 5615(c) as a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company. Certain NASDAQ requirements do not apply to a “Controlled Company”, including requirements that: (i) a majority of its Board of Directors must be comprised of “independent” directors as defined in NASDAQ's rules; and (ii) the compensation of officers and the nomination of directors be determined in accordance with specific rules, generally requiring determinations by committees comprised solely of independent directors or in meetings at which only the independent directors are present.

3)     INTERIM FINANCIAL STATEMENTS:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary to present fairly the consolidated financial position as of September 30, 2012, the consolidated results of operations for the three and nine month periods ended September 30, 2012 and 2011 and cash flows for the nine month periods ended September 30, 2012 and 2011.

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

For the three month period ended September 30, 2012, the Company reported a net operating profit of approximately $146,000 and for the nine month period ended September 30, 2012, the Company reported a net operating profit of approximately $350,000 and for the three month period ended September 30, 2011, the Company reported a net operating profit of approximately $66,000 and for the nine month period ended September 30, 2011, the Company reported a net operating loss of approximately ($24,000). The Company continues to focus on revenue growth by expanding its existing client market share and its client base and by providing a Flexible Delivery Model to clients, which allows for dynamically configurable “right shoring” of service delivery based on client needs. The Company also keeps a tight rein on discretionary expenditures and SG&A, which the Company believes will enhance its competitiveness.

4)     STOCK BASED COMPENSATION:

The Company has a stock based compensation plan, which is described as follows:

The Company's Stock Option Plan (the “Plan”) provides for the grant of stock options that are either “incentive” or “non-qualified” for federal income tax purposes. The Plan provides for the issuance of a maximum of 184,000 shares of common stock (subject to adjustment pursuant to customary anti-dilution provisions). Stock options vest over a period of between one to four years.

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

Information with respect to options under the Company's Plan is as follows:

Weighted
	Number of	Average
	Shares	Exercise Price
Balance - June 30, 2012	8,000	$14.55
Granted during 3rd Qtr 2012	-	-
Exercised during 3rd Qtr 2012	-	-
Forfeitures during 3rd Qtr 2012	-	-
Balance - September 30, 2012	8,000	$14.55

The following table summarizes the status of the stock options outstanding and exercisable at September 30, 2012:

Stock Options Outstanding
						Number of
			Weighted		Weighted-	Stock
Exercise Price			Average	Number of	Remaining	Options
Range			Exercise Price	Options	Contractual Life (years)	Exercisable

$12.00	-	$24.00	$14.55	8,000	3.59	8,000
				8,000		8,000

At September 30, 2012, 8,000 stock options were exercisable with a weighted average exercise price of $14.55.

5)     NET INCOME/(LOSS) PER SHARE:

The following table sets forth the computation of basic and diluted net income/(loss) per share for the nine months and three months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Numerator for basic net income/(loss) per share
Net income/(loss)	$258,051	$(35,964)	$142,769	$64,435
Net income/(loss) available to common stockholders	$258,051	$(35,964)	$142,769	$64,435

Numerator for diluted net income/(loss) per share
Net income/(loss) available to common stockholders & assumed conversion	$258,051	$(35,964)	$142,769	$64,435

Denominator:
Denominator for basic and diluted income/(loss) per share - weighted-average shares	2,330,438	2,330,438	2,330,438	2,330,438

Basic and diluted income/(loss) per share:
Net income/(loss) per share	$0.11	$(0.02)	$0.06	$0.03

During the nine month and three month periods ended September 30, 2012 and September 30, 2011, all options and warrants outstanding were excluded from the computation of net income/(loss) per share because the effect would have either been anti-dilutive or the options were not exercisable.

6)     CONCENTRATION OF CREDIT RISK:

The revenues of the Company's top three customers represented approximately 86.8% of the revenues for the nine month period ended September 30, 2012. The revenues of the Company's top three customers represented approximately 74.8% of revenues for the same period in 2011. No other customer represented greater than 10% of the Company's revenues for such periods. The Company continues its effort to broaden its customer base.

7)     CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The Company's commitments at September 30, 2012, are comprised of the following:

Contractual Obligations	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating Lease Obligations
Rent (1)	711,915	157,040	314,080	240,795	-
Total	$711,915	$157,040	$314,080	$240,795	$-

(1) The Company has a New York facility with a lease term expiring April 18, 2017.

As of September 30, 2012, the Company does not have any “Off Balance Sheet Arrangements”.

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

9)    TRANSACTIONS WITH RELATED PERSONS

In September 2010, the Company entered into a Memorandum of Understanding with Helios and Matheson Parent (the “HMIT MOU”) pursuant to which Helios and Matheson Parent has agreed to make available to the Company facilities of dedicated Off-shore Development Centers (“ODCs”) and also render services by way of support in technology, client engagement, management and operating the ODCs for the Company. Helios and Matheson Parent has been providing recruitment services to Helios and Matheson Information Technology Inc. and has not charged a fee for these services. Helios and Matheson Parent also makes investments in deepening the client relationships which take the form of providing knowledge transition free of cost to clients and volume/business commitment based discounts.  The investment made by Helios and Matheson Parent in this regard during the nine months ended September 30, 2012 is approximately $169,000.  The amount payable to Helios and Matheson Parent for services rendered under the HMIT MOU was $321,000 for the nine months ended September 30, 2012 and is included as a component of cost of revenue. All payments to Helios and Matheson Parent under the MOU are made after collections are received from clients. The amount paid to Helios and Matheson Parent for services rendered under the HMIT MOU was $258,000 for the nine months ended September 30, 2012.

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

During 2011, Rosen and Associates, P.C. has asked for a payment of $23,680 for services it allegedly performed for the Company. No action has been filed by Rosen and Associates, P.C.

11)   SUBSEQUENT EVENTS

Management completed an analysis of all subsequent events occurring after September 30, 2012, the balance sheet date, through November 5, 2012, the date upon which the quarter-end consolidated financial statements were issued, and determined there were no disclosures necessary which have not been already disclosed elsewhere in these financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of significant factors affecting the Company's operating results, liquidity and capital resources should be read in conjunction with the accompanying financial statements and related notes.

Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term under Section 27A of the Securities Act of 1933, as amended, and under Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the SEC. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. The important factors on which such statements are based include, but are not limited to, assumptions concerning the magnitude of the ongoing economic crisis, including its impact on the Company's customers, demand trends in the information technology industry and the continuing needs of current and prospective customers for the Company's services.

Overview

Since 1983, Helios and Matheson has provided high quality IT services and solutions to Fortune 1000 companies and other large organizations. The Company is headquartered in New York City and has a second office in Bangalore, India.

The Company's services include application value management, application development, integration, independent validation, infrastructure, information management services and recruitment process outsourcing (RPO). The Company believes that a philosophy of intense focus on client satisfaction, business aware solutions and guaranteed delivery provides tangible business value to its client base across banking, financial services, insurance, pharmaceutical and manufacturing/automotive verticals.

The Company is dedicated to providing a Flexible Delivery Model to its clients, which allows for dynamically configurable “right shoring” of service delivery based on client needs.

For the nine months ended September 30, 2012, approximately 90% of the Company's consulting services revenues were generated from clients under time and materials engagements, as compared to approximately 92% for the nine months ended September 30, 2011, with the remainder generated under fixed-price engagements and RPO services. The Company has established standard-billing guidelines for consulting services based on the types of services offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a weekly or monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.

The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. For the nine months ended September 30, 2012 and 2011, gross margins were 23.1% and 19.1% respectively. The increase in gross margin is primarily a result of an increase in higher margin long term annuity revenue and additional net revenue from RPO services.

The Company actively manages its personnel utilization rates by monitoring project requirements and timetables. The Company's utilization rate for the three months ending September 30, 2012 was approximately 98% as compared to 96% for the three months ending September 30, 2011. As projects are completed, associates either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in the Company's training programs in order to expand their technical skill sets.

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

Revenue Recognition

Consulting revenues are recognized as services are provided. The Company primarily provides consulting services under time and material contracts, whereby revenue is recognized as hours and costs are incurred. Customers for consulting revenues are billed on a weekly or monthly basis. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs. Any anticipated contract losses are estimated and accrued at the time they become known and estimable. Revenues from RPO services are recorded when service is performed and placement of a candidate is accepted by the customer. Unbilled accounts receivables represent amounts recognized as revenue based on services performed in advance of customer billings, including RPO services where placement of a candidate is accepted by the customer and payment is assured. Revenue from sales of software licenses is recognized upon delivery of the software to a customer because future obligations associated with such revenue are insignificant.

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

Results of Operations

The following table sets forth the percentage of revenues of certain items included in the Company's Statements of Operations:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	76.9%	80.9%	78.0%	79.9%
Gross profit	23.1%	19.1%	22.0%	20.1%
Operating expenses
Operating expenses	19.3%	19.4%	17.7%	18.0%
Income/(loss) from operations	3.8%	( .3)%	4.3%	2.1%
Net Income/(loss)	2.8%	( .4)%	4.2%	2.1%

Comparison of the Three Months Ended September 30, 2012 to the Three Months Ended September 30, 2011

Revenues. Revenues for the three months ended September 30, 2012 and 2011 were approximately $3.4 million and $3.1 respectively.

Gross Profit. Gross profit for the three months ended September 30, 2012 was $750,000 as compared to $629,000 for the three months ended September 30, 2011. As a percentage of total revenues, gross margin for the three months ended September 30, 2012 was 22% compared to 20.1% for the three months ended September 30, 2011. The gross margin increased primarily as a result of higher margin long term annuity revenue and additional net revenue from RPO services.

Operating Expenses. Operating expenses are comprised of Selling, General and Administrative (“SG&A”) expenses and depreciation and amortization. Operating expenses for the three months ended September 30, 2012 were $603,000 compared $563,000 in operating expenses for the 2011 comparable period.

Taxes. Tax provision for the three months ended September 30, 2012 was $6,000 compared to $3,000 for the three months ended September 30, 2011, and is comprised exclusively of minimum state taxes.

Net Income/(Loss). As a result of the above, the Company had net profit of $143,000 or $0.06 per basic and diluted share for the three months ended September 30, 2012, compared to a net profit of $64,000 or $0.03 per basic and diluted share for the three months ended September 30, 2011.

Comparison of the Nine Months Ended September 30, 2012 to the Nine Months Ended September 30, 2011

Revenues. Revenues for the nine months ended September 30, 2012 were $9 million compared to $9.4 million for the nine months ended September 30, 2011. The decrease is primarily attributable to a reduction of project revenue (short term fixed-price revenue) and software revenue. The Company has concurrently improved revenue quality by replacing short term revenue with long-term annuity revenue.

Gross Profit. Gross profit for the nine months ended September 30, 2012 was $2.1 million as compared to $1.8 million for the nine months ended September 30, 2011. As a percentage of total revenues, gross margin for the nine months ended September 30, 2012 was 23.1% compared to 19.1% for the nine months ended September 30, 2011. The gross margin increased primarily as a result of higher margin long term annuity revenue and additional net revenue from RPO services.

Operating Expenses. Operating expenses are comprised of Selling, General and Administrative (“SG&A”) expenses and depreciation and amortization. Operating expenses for the nine months ended September 30, 2012 were $1.7 million compared to $1.8 million in operating expenses for the 2011 comparable period. The decrease in SG&A was associated with various cost reduction initiatives including, but not limited to, renegotiation of agreements with major vendors and process restructuring, leading to higher efficiency.

Profit/(Loss) from Operations. Profit from operations for the nine months ended September 30, 2012 was $350,000 as compared to a net loss of ($24,000) for the nine months ended September 30, 2011.

Other Expenses. Other expenses for the nine months ended September 30, 2012 is comprised of an early lease termination fee of $82,548 due to the Company's former landlord.  The termination payment was deducted from the security deposit already held by the landlord.

Taxes. Tax provision for the nine months ended September 30, 2012 was $18,000 compared to $14,500 for the nine months ended September 30, 2011, and is comprised exclusively of minimum state taxes.

Net Income/(loss). As a result of the above, the Company had net profit of $258,000 or $0.11 per basic and diluted share for the nine months ended September 30, 2012 compared to a net loss of ($36,000) or ($0.02) per basic and diluted share for the nine months ended September 30, 2011.

Liquidity and Capital Resources

The Company believes that its business, operating results and financial condition have been affected by the ongoing economic crisis and economic uncertainty which continue to impact the IT spending of its clients. A significant portion of the Company's major customers are in the financial services industry and came under considerable pressure as a result of the unprecedented economic conditions in the financial markets. Spending on IT consulting services is largely discretionary, and the Company has experienced a pushback of new assignments and high margin projects from existing clients. Yet, the Company has reported a profit during the nine months ended September 30, 2012 as compared to a loss in 2011. The Company had a profit from operations of approximately $350,000 and a net profit of approximately $258,000 for the nine months ended September 30, 2012. During the nine months ended September 30, 2011, the Company had a loss from operations of approximately ($24,000) and a net loss of approximately ($36,000).

The Company's cash balances were approximately $2.0 million both at September 30, 2012 and at December 31, 2011. Net cash provided by operating activities for the nine months ended September 30, 2012 was approximately $63,000 compared to net cash provided by operating activities of approximately $193,000 for the nine months ended September 30, 2011

The Company's accounts receivable, less allowance for doubtful accounts, at September 30, 2012 and at December 31, 2011 were approximately $2 million and $1.7 million, respectively, representing 55 days and 52 days of sales outstanding (“DSO”) respectively. The Company believes that DSO of 55 and 52 days is consistent with favorable resolutions of a limited number of dated client disputes and shift of revenue to clients having more favorable payment terms. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.

The Company's accounts payable and accrued expenses at September 30, 2012 and at December 31, 2011 were approximately $1.3 million and $1.1 million, respectively.

For the nine month period ended September 30, 2012 cash used in investing activities was ($43,000) compared to no cash used in investing activity for the nine months period September 30, 2011. Cash was used for the purchase of fixed assets.

For the nine month periods ended September 30, 2012 and September 30, 2011, there was no cash provided by financing activities.

In management's opinion, cash flows from operations combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months.

For the nine months ended September 30, 2012 and 2011, there were no shares of common stock issued pursuant to the exercise of options granted under the Company's stock option plan.

Off Balance Sheet Arrangements

As of September 30, 2012, the Company does not have any off balance sheet arrangements.

Contractual Obligations and Commitments

The Company's commitments at September 30, 2012 are reflected and further detailed in the Contractual Obligation table located in Part I, Item 1, Note 7 of this Form 10-Q.

Inflation

The Company has not suffered material adverse affects from inflation in the past. However, a substantial increase in the inflation rate in the future may adversely affect customers' purchasing decisions, may increase the costs of borrowing or may have an adverse impact on the Company's margins and overall cost structure.

Recent Accounting Pronouncements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. As of September 30, 2012, we carried out an evaluation, under the supervision of and with the participation of our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.

Changes in internal control. During the quarter covered by this report, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The Company's legal proceedings at September 30, 2012 have been disclosed in Part I, Item 1, Note 10 of this Form 10-Q.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The Company entered into a Services Agreement with each member of the Board of Directors. The Services Agreement was dated July 30, 2012 but executed on August 3, 2012. The Agreement memorializes the Company's policy of paying each director (with the exception of employee-directors) the sum of $7,500 per quarter for services rendered and the reimbursement of reasonable business expenses incurred in discharging his or her duties as a member of the Board. The foregoing is only a brief description of the material terms of the Services Agreement, does not purport to be a complete description of the rights and obligations thereunder and is qualified in its entirety by reference to the Services Agreement, which is filed as Exhibit 10.1 to this report.

Item 6. Exhibits

(a)     Exhibits

3.1	Certificate of Incorporation of the registrant, incorporated by reference to Exhibit 3.1 to the Form 10-K, as previously filed with the SEC on March 31, 2010.

3.2	Bylaws of Helios and Matheson Information Technology Inc., incorporated by reference to Exhibit 3.2 to the Form 10-K, as previously filed with the SEC on March 31, 2010.

3.3	Certificate of amendment of Certificate of Incorporation of the registrant, incorporated by reference to Exhibit 3.3 to the Form 10Q, as previously filed with the SEC on May 13, 2011.

3.4	Certificate of amendment of Certificate of Incorporation of registrant, incorporated by reference to Exhibit 3.4 to the Form 10Q, as previously filed with SEC on August 15, 2011.

10.1	Form of Service Agreement with members of the registrant's Board of Directors.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 .1	The following financial statements from the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of cash flows; and (iv) the notes to the financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.

Date: November 5, 2012	By:	/s/ Divya Ramachandran
Divya Ramachandran
Chief Executive Officer and President

Date: November 5, 2012	By:	/s/ Umesh Ahuja
Umesh Ahuja
Chief Financial Officer and Secretary