Form 10-K
period 2012-12-31
Helios & Matheson Information Technology Inc.
filed 2013-03-04
CIK 1040792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One):
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.
 (Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation)	0-22945 (Commission File Number)	13-3169913 (I.R.S. Employer Identification No.)

Empire State Building, 350 Fifth Avenue New York, New York 10118 (Address of Principal Executive Offices)	(212) 979-8228 (Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which Registered

Common Stock, par value $.01 per share	NASDAQ Capital Market

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
Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes   ☐   No   ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $1,806,246 based on the average of the bid and asked prices of the registrant's common stock on the NASDAQ Capital Market on the last business day of the registrant’s most recently completed second fiscal quarter.

As of January 30, 2013, there were 2,330,438 shares of the registrant’s common stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.  See Item 15 for a list of other exhibits incorporated by reference into this Report.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 throughout and in particular in the discussion at Item 7 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  These are statements regarding financial and operating performance and results and other statements that are not historical facts.  The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements.  Certain important risks, including those discussed in the risk factors set forth in Item 1A of this report, could cause results to differ materially from those anticipated by some of the forward-looking statements.  Some, but not all, of these risks include, among other things:

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

PART I

ITEM 1.  BUSINESS

General

Since 1983, Helios and Matheson Information Technology Inc (“Helios and Matheson” or the “Company”) has provided high quality IT services and solutions to Fortune 1000 companies and other large organizations.  The Company is headquartered in New York City and has a second office in Bangalore, India.   The Company's shares are listed on The NASDAQ Capital Market (“NASDAQ”) under the symbol "HMNY". Our website address is www.hmny.com. Information on our website is not a part of this report.

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

Helios and Matheson Operations

Service Lines.  The Company’s main services include Application Value Management, Application Development, Integration, Independent Validation, Infrastructure and Information Management services.  These services account for approximately 91% of the Company’s revenues.

Software.  Helios and Matheson markets and distributes software products developed by independent software developers. During 2012, software revenue was approximately 1% of the Company’s total revenues.

Clients

The Company’s clients consist primarily of Fortune 1000 companies and other large organizations.  The Company’s clients operate in a diverse range of industries with a concentration in the financial services, pharmaceutical and manufacturing/automotive industries.  The Company’s four out of top five clients measured by revenue for the year ended December 31, 2012 have been clients for over five years.  The revenues of the Company’s top three clients represented approximately 88% of the revenues for the twelve month period ended December 31, 2012.  The revenues of the Company’s top three clients represented approximately 76% of revenues for the same period in 2011.  No other client represented greater than 10% of the Company’s revenues for such periods. During 2013, the Company expects that a significant portion of its revenues will continue to come from these clients.  As indicated above, the Company continues to work positively to expand its client base by offering services to many of its existing clients in their offices outside New York and New Jersey and using such contacts as a gateway into new geographies.

All of the Company’s revenues were derived from clients within the United States for each of the years ended December 31, 2012 and 2011.

Sales and Marketing

The Company’s marketing strategy is to develop long-term mutually beneficial relationships with existing and new clients that will lead the Company to become a preferred provider of IT services.  The Company seeks to employ a "cross selling" approach where appropriate to expand the number of services utilized by a single client.  Other sales and marketing methods include client referrals, networking, and attendance at conferences.

Competition

The market for IT consulting services is intensely competitive, affected by rapid technological advances and includes a large number of competitors.  The Company's competitors include the current or former consulting divisions of the “Big Four” accounting firms, major offshore outsourcing companies, systems consulting and implementation firms, application software development firms, management consulting firms, divisions of large hardware and software companies, and niche providers of IT services. Many of these competitors have significantly greater financial, technical and marketing resources than the Company.  Competition imposes significant pricing pressures on the Company. Given the positive improvement in operations during the 2012 fiscal year, the Company expects to improve its competitive presence in the IT Industry going forward.

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

Human Resources

At December 31, 2012, the Company had 38 employees, of whom 30 were client consultants, 3 provided sales and marketing services, 1 provided technical and customer service and 4 were executive, financial and administrative personnel. None of the Company’s employees are represented by a labor union, and the Company has never incurred a work stoppage. In addition to these employees, the Company was utilizing the services of 55 independent contractors at December 31, 2012. These independent contractors act as consultants and they are not employees of the Company.

Long-Lived Assets

Substantially all of the Company’s long-lived assets were located in the United States for the years ended December 31, 2012 and 2011, respectively.

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

Effective as of May 2, 2011, the company changed its name from Helios and Matheson North America Inc. to Helios and Matheson Information Technology Inc. Management believes that the new name more accurately reflects its business and operations going forward. Further, the name change reflects the Company’s desire to develop long term, mutually beneficial opportunities both in the United States and globally through its association with Helios and Matheson Parent, an information technology services organization with corporate headquarters in Chennai, India and the owner of approximately 75% of the Company’s outstanding common stock.  Helios and Matheson Parent has granted the Company a non-exclusive right to use the name "Helios and Matheson" and related trademarks, service names and service marks.  Helios and Matheson Parent has the right to terminate the Company’s right to use such name and related trademarks and service marks upon each of the following events: (i) the Company duly and properly effectuates a change of the Company's corporate name which change is not consented to or approved by Helios and Matheson Parent; (ii) the Company consummates a business combination or merger, pursuant to which the Company is not the surviving corporation, or the Company consummates a sale of all or substantially all of its assets without the consent or approval of Helios and Matheson Parent or (iii) the Company files, or becomes a debtor subject to, a bankruptcy proceeding which proceeding or filing was not commenced by Helios and Matheson Parent or consented to by Helios and Matheson Parent.  The Company could be materially adversely affected if Helios and Matheson Parent terminated the Company’s rights to use such name and the related trademarks and service marks as the Company would be forced to change its name, commence marketing under a new name and would not be able to enjoy the benefits of the Company’s marketing efforts under the name Helios and Matheson.  Additionally, the Company is reliant upon Helios and Matheson Parent to protect Helios and Matheson’s trademarks, trade names, service marks and service names.

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

ITEM 1A.  RISK FACTORS

The continued uncertain economic environment may adversely affect our business.

Spending on IT consulting services is largely discretionary and will decline during economic downturns or periods of economic uncertainty when the Company’s clients are operating under reduced budgets, including during the current period.  A significant portion of the Company’s revenues is derived from sales to clients in the financial services, pharmaceutical and manufacturing/automotive industries.  Many of the Company’s major clients in the financial services industry came under significant financial pressure as a result of the recent economic crisis.  If the period of economic uncertainty continues or if the economic environment worsens it could further erode the Company’s ability to sell future projects.

We rely on concentrated client base for much of our revenue.

We rely on a concentrated client base for a significant portion of our revenue.  During the year ended December 31, 2012, our top three clients accounted for 88% of our revenue.  During the year ended December 31, 2011, our top three clients accounted for 76% of our revenue.  If we were to lose any of these clients, we cannot assure you that they could be replaced quickly or at all.  Our loss of any of these clients could have a material adverse affect on our revenues and results of operations.

Our stock price is volatile.

The Company’s stock was traded on 201 days during 2012 and may be subject to wide fluctuations in price in response to variations in quarterly results of operations and other factors, including financings, technological innovations and general economic or market conditions. Stock markets have experienced extreme price and volume trading volatility in the recent past.  This volatility had a substantial effect on the market price of many technology companies that has often been unrelated to the operating performance of those companies.  This volatility may adversely affect the market price of the Company’s common stock.

Our industry is subject to rapid change.

Our industry is characterized by rapidly changing technology, evolving industry standards, frequent new product and service introductions, evolving distribution channels and changing customer demands.  We must adapt to rapidly changing technological and application needs by continually improving our products as well as introducing new products and services to address user demands.  Our success will depend in part on our ability to develop information technology solutions to meet client expectations, and offer services and solutions that keep pace with continuing changes in information technology, evolving industry standards and changing client preferences.

Our industry is intensely competitive.

The market for IT consulting services is intensely competitive, affected by rapid technological advances and includes a large number of competitors.  Our competitors include the current or former consulting divisions of the “Big Four” accounting firms, major offshore outsourcing companies, systems consulting and implementation firms, application software development firms, management consulting firms, divisions of large hardware and software companies, and niche providers of IT services.  Many of these competitors have significantly greater financial, technical and marketing resources than we have.  Competition imposes significant pricing pressures on us.

Our success depends on our ability to protect our intellectual property.

We rely upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect our proprietary rights and the proprietary rights of third parties from whom we license intellectual property, but there can be no assurance that the steps we take in this regard will be adequate to deter misappropriation of proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

Infringement on the proprietary rights of others could put us at a competitive disadvantage and any related litigation could be time consuming and costly.

Third parties may claim that we violated their intellectual property rights.  To the extent of a violation of a third party’s intellectual property rights, we may be prevented from operating our business as planned, and may be required to pay damages, to obtain a license, if available, or to use a non-infringing method if possible, to accomplish our objectives.  Any of these claims, with or without merit, could result in costly litigation and divert the attention of key personnel from our day-to-day operations.  If such claims are successful, they could result in costly judgments or settlements.

While we recently declared and paid a dividend of $0.09 per share, there can be no assurance that we will pay dividends in the future.

On February 3, 2013, our Board of Directors declared a cash dividend of $0.09 per share to shareholders of record on February 18, 2013.  However, there can be no assurance that we will pay dividends in the future.  We may use all of our earnings to cover operating costs.  We cannot assure you that we would, at any time in the future, again generate sufficient surplus cash that would be available for distribution to the holders of our common stock as a dividend. Therefore, at this time you should not expect to receive cash dividends on our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Required.

ITEM 2.  PROPERTIES

The Company’s executive office is located at the Empire State Building, 350 Fifth Avenue, Suite # 7520, New York, NY 10118.  The Company’s executive office is located in a leased facility with a term expiring on April 30, 2017. In addition, the Company has an office in Bangalore, India and pays a facilities fee that is based on the utilization of such facility.  The Company is currently using such facilities under a Statement of Work, which expires on July 31, 2013.
.
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

The following table sets forth the quarterly range of high and low sale prices of the Company’s common stock since January 1, 2011 as reported by NASDAQ:

2012	High	Low
First Quarter	7.00	1.71
Second Quarter	4.70	1.97
Third Quarter	3.70	1.81
Fourth Quarter	3.90	1.92

2011
First Quarter	3.45	1.73
Second Quarter	3.25	0.75
Third Quarter	3.32	0.64
Fourth Quarter	3.90	0.74

Dividends

During the last two fiscal years, the Company has not paid any cash dividends on its common stock. However on February 3, 2013, our Board of Directors declared a cash dividend of $0.09 per share to shareholders of record on February 18, 2013.  See Note 14 “Subsequent Events” included in the Company’s financial statements which are included at Item 15 (a) of Part IV of this report for details on this dividend.

Holders

There were approximately 14 registered holders of record of the Company’s common stock as of January 30, 2013.

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

For the three and twelve months ended December 31, 2012, approximately 94% and 91% of the Company's consulting services revenues were generated from clients under time and materials engagements, with the remainder generated under fixed-price engagements and Recruitment Process Outsourcing (RPO)  engagements as compared to 92% and 92% for the three and twelve months ended December 31, 2011, respectively.  The Company has established standard-billing guidelines for consulting services based on the types of services offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a weekly and monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided.  Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.

The Company's most significant operating cost is its personnel cost, which is included in cost of revenues.  For the twelve months ended December 31, 2012 and 2011, gross margin was 22.5% and 20.7% respectively.

Helios and Matheson actively manages its personnel utilization rates by monitoring project requirements and timetables.  Helios and Matheson’s utilization rate for the three and twelve months ending December 31, 2012, was approximately 94% and 96%, respectively as compared to 93% and 95% for the three and twelve months ending December 31, 2011, respectively.  As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in Helios and Matheson's training programs in order to expand their technical skill sets.

Investments

On March 30, 2006, Helios and Matheson Parent, an IT services organization with its corporate headquarters in Chennai, India, purchased 409,879 shares of the Company’s common stock from Mr. Shmuel BenTov, the Company’s former Chairman, Chief Executive Officer and President and his family members, which represented approximately 43% of the Company’s outstanding common stock. In 2006, 2007, 2008, 2009 and 2010 Helios and Matheson Parent purchased additional shares of the Company’s common stock. Helios and Matheson Parent owns 1,743,040 shares of common stock, representing approximately 75% of the shares of the common stock currently outstanding. Helios and Matheson Parent is a publicly listed company on three stock exchanges in India, the National Stock Exchange (NSE), the Bombay Stock Exchange, Mumbai (BSE) and Madras Stock Exchange (MSE).

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

Revenue Recognition

Consulting revenues are recognized as services are provided.  The Company primarily provides consulting services under time and material contracts, whereby revenue is recognized as hours and costs are incurred.  Clients for consulting revenues are billed on a weekly or monthly basis.  Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.  Any anticipated contract losses are estimated and accrued at the time they become known and estimable.  Revenues from RPO services are recorded when service is performed and placement of a candidate is accepted by the customer. Unbilled accounts receivables represent amounts recognized as revenue based on services performed in advance of customer billings, including RPO services where placement of a candidate is accepted by the customer and payment is assured.  Revenue from sales of software licenses is recognized upon delivery of the software to a customer because future obligations associated with such revenue are insignificant.

Allowance for Doubtful Accounts

The Company monitors its accounts receivable balances on a monthly basis to ensure that they are collectible.  On a quarterly basis, the Company uses its historical experience to estimate its accounts receivable reserve.  The Company’s allowance for doubtful accounts is an estimate based on specifically identified accounts as well as general reserves.  The Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations.  In these cases, management uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer, against amounts due, to reduce the receivable to the amount that is expected to be collected.  These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved.  The Company also establishes a general reserve for all clients based on a range of percentages applied to aging categories.  These percentages are based on historical collection and write-off experience.  If circumstances change, the Company’s estimate of the recoverability of amounts due the Company could be reduced or increased by a material amount.  Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known.

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

Stock Based Compensation

The Company uses the fair value method as specified by the FASB whereby compensation cost is recognized over the remaining service period based on the grant-date fair value of those awards as calculated for pro forma disclosures as originally issued.

Results of Operations

The following table sets forth the percentage of revenues of certain items included in the Company’s Statements of Income:

	Year Ended December 31,
	2012	2011
Revenues	100.0%	100.0%
Cost of revenues	77.5%	79.3%
Gross profit	22.5%	20.7%
Operating expenses	18.4%	19.0%
Income from operations	4.1%	1.7%
Net Income	3.4%	1.7%

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

Revenues. Revenues of the Company increased by $0.2 million or 1.4% from $12.2 million for the twelve months ended December 31, 2011 to $12.4 million for the twelve months ended December 31, 2012.  The increase was primarily attributable to an increase in consulting and RPO revenue.

Gross Profit. The resulting gross profit for the twelve months ended December 31, 2012 was $2.8 million, an increase of $261,000 or 10.3% from the 2011 comparable period amount of $2.5 million.  As a percentage of total revenue, gross margin for the twelve months ended December 31, 2012 and 2011 was 22.5% and 20.7% respectively. The gross margin increased primarily as a result of higher margin long term annuity revenue and additional net revenue from RPO services.

Operating Expenses. Operating expenses are comprised of Selling, General and Administrative (“SG&A”) expenses and depreciation and amortization.  Operating expenses have been stable at approximately $2.3 million for the twelve months ended December 31, 2011 and 2012.  The Company continues to focus on various cost reduction initiatives including, but not limited to, renegotiation with major vendors and process restructuring.

Other Expenses. Other expenses for the twelve months ended December 31, 2012 is comprised of an early lease termination fee of $82,548 payable to the Company’s former landlord as a result of the Company relocating to the Empire State Building.  The termination payment was deducted from the security deposit already held by the landlord.  Offsetting this lease termination fee was $9,425 of interest earned for the twelve months ended December 31, 2012 on cash and cash equivalents.  The comparable 2011 period was comprised exclusively of interest income of $3,669 for the twelve months ended December 31, 2011.

Taxes.  For the twelve months ended December 31, 2012, the Company recorded a tax provision of $24,000 for minimum state taxes and provision to return adjustments of ($12,845) from the filing of state and federal tax returns, as compared to a tax provision of $17,500 for minimum state taxes and provision to return adjustments of ($5,257) for the twelve months ended December 31, 2011.  In addition, deferred taxes were not impacted by the pre-tax net income since such amounts were fully reserved as of December 31, 2012 and 2011 respectively.

Net Income. As a result of the above, the Company had net income of approximately $422,000 or $0.18 per basic and diluted share for the twelve months ended December 31, 2012, compared to net income of approximately $203,000 or $0.09 per basic and diluted share for the twelve months ended December 31, 2011.

Liquidity and Capital Resources

The Company believes that its business, operating results and financial condition have been affected by the economic crisis and ongoing economic uncertainty which continue to impact the IT spending of its clients. A significant portion of the Company’s major clients are in the financial services industry and came under considerable pressure as a result of the unprecedented economic conditions in the financial markets.  Spending on IT consulting services is largely discretionary, and the Company has experienced a pushback of new assignments and high margin projects from existing clients. Although revenues have remained relatively consistent year over year, still the Company has reported a 108% increase in net income during 2012 as compared to net income during 2011. The Company had an operating income of approximately $506,000 and a net income of approximately $422,000 for the twelve months ended December 31, 2012.  During the twelve months ended December 31, 2011, the Company had an operating income of approximately $211,000 and a net income of approximately $203,000.

The Company's cash balances were approximately $2.9 million at December 31, 2012 as compared to $ 2.0 million at December 31, 2011.  Net cash provided by operating activities for the twelve months ended December 31, 2012 was approximately $928,000 as compared to approximately $358,000 for the twelve months ended December 31, 2011.

The Company's accounts receivable, less allowance for doubtful accounts, at December 31, 2012 and December 31, 2011 were $1.3 million and $1.7 million, respectively, representing 34 days and 52 days of sales outstanding (“DSO”) respectively.  The Company believes DSO of 34 days and 52 days in 2012 and 2011, respectively, is consistent with favorable resolutions of a limited number of dated client disputes.  The Company has provided an allowance for doubtful accounts at the end of each of the periods presented.  After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.

The Company’s accounts payable and accrued expenses at December 31, 2012 and at December 31, 2011 were approximately $1.2 million and $1.1 million, respectively.

For the twelve months ended December 31, 2012 and 2011, revenues from the Company’s three largest clients represented 88% and 76% of revenues, respectively.  No other customer represented greater than 10% of the Company's revenues for such periods.

Net cash used in investing activities was $43,636 and $0, for the twelve months ended December 31, 2012 and 2011, respectively.  During 2012, additions of property and equipment were offset by disposals totaling $12,000.

For the twelve month periods ended December 31, 2012 and 2011, there was no cash provided by financing activities.

In management's opinion, cash flows from operations combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months.

For the twelve months ended December 31, 2012 and 2011, there were no shares of common stock issued pursuant to the exercise of options issued under the Company’s stock option plan.

Going Concern

See “Going Concern” in Note 1 of the Company’s financial statements which are included at Item 15 (a) (1) and (2) of Part IV of this report.

Off-Balance Sheet Arrangements

The Company did not have any “Off Balance Sheet Arrangements” during the twelve months ended December 31, 2012 and 2011.

Contractual Obligations

The Company has the following contractual obligations as of December 31, 2012:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Operating Lease Obligations
Rent (1)	680,472	157,032	314,064	209,376	-

Total	$680,472	$157,032	$314,064	$209,376	$-

(1) The Company has a New York facility at Empire State Building with a lease term expiring April 30, 2017.

Recent Accounting Pronouncements

None.

Inflation

The Company has not suffered material adverse affects from inflation in the past.  However, a substantial increase in the inflation rate in the future may adversely affect our clients’ purchasing decisions, and consequently may impact the Company’s margins and overall cost structure.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management under the supervision of and with the participation of our President and Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of December 31, 2012.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and Principal Financial Officer, to allow timely decisions regarding required disclosures.  Based on that evaluation, our President and Chief Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.

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
Provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the Company’s internal control over financial reporting as of December 31, 2012, the end of the Company’s fiscal year.  Management based its assessment on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012. Management has reviewed the results of the assessment of the Company’s internal controls over financial reporting with the Audit Committee of the Company’s Board of Directors.

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

Changes in Internal Controls

During the period covered by this report, there was no change in the Company’s internal control over financial reporting for the year (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

  The information concerning the Company’s Code of Ethics is set forth below in this Item 10.  All other information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

Code of Ethics

The Board of Directors has adopted a code of ethics designed, in part, to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with or submits to the Securities and Exchange Commission and in the Company’s other public communications, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of code violations to an appropriate person or persons, as identified in the code and accountability for adherence to the code.  The code of ethics applies to all directors, executive officers and employees of the Company.  The Company will provide a copy of the code to any person without charge, upon request to Ms. Jeannie Lovastik, Human Resources Manager by calling 212-979-8228 or writing to Ms. Lovastik’s attention at Helios and Matheson Information Technology Inc., 350 Fifth Avenue, Suite 7520, New York, New York, 10118.

The Company intends to disclose any amendments to or waivers of its code of ethics as it applies to directors or executive officers by filing them on Form 8-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information concerning the Company’s equity compensation plan is set forth below in this Item 12.  All other information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The Equity Compensation Plan Information as of December 31, 2012 was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31,2012	Weighted-average exercise price of outstanding options, warrants and rights as of December 31, 2012
Number of securities remaining available for future issuance under equity compensation plans (Excluding securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2012

Equity compensation plans approved by security holders	-	$-	136,375

Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	136,375

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

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

10.4	Professional Services Agreement by and between the Registrant and IonIdea, Inc., dated as of August 1, 2012. †

21
Helios and Matheson Information Technology, Inc. (formerly Helios and Matheson North America Inc) List of Subsidiaries, incorporated by reference to Exhibit 21 to the Form 10-K for the period ended December 31, 2009, as previously filed with SEC on March 31, 2010.

23.2	Consent of Mercadien, P.C., Certified Public Accountants.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

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

Signature	Title	Date

/s/ Divya Ramachandran	President, Chief Executive Officer and Director	March 4, 2013
Divya Ramachandran	(Principal Executive Officer)

/s/ Shri S. Jambunathan	Chairman and Director	March 4, 2013
Shri S. Jambunathan

/s/ Viraj Patel	Director	March 4, 2013
Viraj Patel

/s/ Kishan Grama Ananthram	Director	March 4, 2013
Kishan Grama Ananthram

/s/ Umesh Ahuja	Chief Financial Officer (Principal Financial Officer)	March 4, 2013
Umesh Ahuja

ITEM 15 (a) (1) and (2)

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.

The following consolidated financial statements and financial statement schedule of Helios and Matheson Information Technology Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm – Mercadien, P.C. Certified Public Accountants	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Income and Comprehensive Income	F-4

Consolidated Statements of Shareholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7

The following consolidated financial statement schedule of Helios and Matheson Information Technology Inc. is included in Item 15(c): Schedule II – Valuation and Qualifying Accounts	S-1

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Helios and Matheson Information Technology Inc.

We have audited the accompanying consolidated balance sheets of Helios and Matheson Information Technology Inc. and Subsidiary, (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the years then ended..  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Helios and Matheson Information Technology Inc. and Subsidiary as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Helios and Matheson Information Technology Inc.’s internal control over financial reporting as of December 31, 2012 included in Item 9A on the Form 10-K entitled Management Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The Schedule II listed in the index of financial statements is presented for purposes of additional analysis and is not a required part of the basic financial statements.  The Schedule II is the responsibility of the Company’s management. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Mercadien, P.C., Certified Public Accountants

Mercadien, P.C., Certified Public Accountants
Hamilton, New Jersey
March 4, 2013

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$2,861,733	$1,998,158
Accounts receivable- less allowance for doubtful accounts of $32,421 at December 31, 2012, and $77,590 at December 31, 2011	1,257,488	1,665,553
Unbilled receivables	21,490	46,408
Prepaid expenses and other current assets	130,571	83,326
Total current assets	4,271,282	3,793,445
Property and equipment, net	52,717	20,685
Security Deposit	1,000,000	1,000,000
Deposits and other assets	100,032	142,673
Total assets	$5,424,031	$4,956,803

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,171,249	$1,104,736
Total current liabilities	1,171,249	1,104,736

Shareholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of December 31, 2012, and December 31, 2011	-	-

Common stock, $.01 par value; 30,000,000 shares authorized; 2,330,438 issued and outstanding as of December 31, 2012 and as of December 31, 2011	23,304	23,304

Paid-in capital	37,855,740	37,855,740
Accumulated other comprehensive loss - foreign currency translation	(46,910)	(25,932)
Accumulated deficit	(33,579,352)	(34,001,045)
Total shareholders' equity	4,252,782	3,852,067
Total liabilities and shareholders' equity	$5,424,031	$4,956,803

See accompanying notes to consolidated financial statements.

 HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.
 CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011

Revenues	$12,368,920	$12,203,990
Cost of revenues	9,582,191	9,677,939
Gross profit	2,786,729	2,526,051
Operating expenses:
Selling, general and administrative	2,266,666	2,290,646
Depreciation and amortization	14,092	23,928
	2,280,758	2,314,574
Income from operations	505,971	211,477
Other income(expense):
Early lease termination fee	(82,548)	-
Interest income	9,425	3,669
	(73,123)	3,669
Income before income taxes	432,848	215,146
Provision for income taxes	11,155	12,243
Net Income	421,693	202,903
Other comprehensive loss - foreign currency adjustment	(20,978)	(16,070)
Comprehensive Income	$400,715	$186,833

Basic and diluted net income per share	$0.18	$0.09

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

					Additional	Accumulated
	Preferred Stock		Common Stock		Paid-In	Other Comp	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2010	-	-	2,330,438	$23,304	$37,855,740	$(9,862)	$(34,203,948)	$3,665,234
Net Income	-	-	-	-	-	-	202,903	202,903
Foreign Exchange Translation	-	-	-	-	-	(16,070)	-	(16,070)
Balance, December 31, 2011	-	-	2,330,438	23,304	37,855,740	(25,932)	(34,001,045)	3,852,067
Net Income	-	-	-	-	-	-	421,693	421,693
Foreign Exchange Translation	-	-	-	-	-	(20,978)	-	(20,978)
Balance, December 31, 2012	-	-	2,330,438	$23,304	$37,855,740	$(46,910)	$(33,579,352)	$4,252,782

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$421,693	$202,903
Depreciation and amortization	14,092	23,928
Provision for doubtful accounts	(21,761)	(135,034)
Gain on Sale of Fixed Assets	(2,488)	-
Changes in operating assets and liabilities:
Accounts receivable	429,826	692,933
Unbilled receivables	24,918	(46,408)
Prepaid expenses and other current assets	(47,245)	(13,680)
Deposits	42,641	(2,970)
Accounts payable and accrued expenses	66,513	(344,396)
Deferred revenue	-	(19,504)
Net cash provided by operating activities	928,189	357,772

Cash flows from investing activities:
Net Purchase of property and equipment	(43,636)	-
Net cash used in investing activities	(43,636)	-
Effect of foreign currency exchange rate changes on cash and cash equivalents	(20,978)	(16,070)
Net increase in cash and cash equivalents	863,575	341,702
Cash and cash equivalents at beginning of period	1,998,158	1,656,456
Cash and cash equivalents at end of period	$2,861,733	$1,998,158

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes, net of refunds	$5,936	$5,350

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

Certain amounts reported in previous years have been reclassified to conform to the fiscal 2012 presentation.

Accounting Standards Codification

The Financial Accounting Standards Board (“FASB”) issued a standard known as the FASB Accounting Standards Codification (“ASC”), which became the source of authoritative accounting and reporting standards in the United States, in addition to guidance issued by the Securities and Exchange Commission (“SEC”).  The ASC restructuring of accounting and reporting standards is designed to simplify user access to all authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) by modifying the GAAP hierarchy to include only two levels of GAAP:  authoritative and non-authoritative.  The Company has adopted the disclosure and hierarchy requirements of this standard.

Accounting for Income Taxes

The Company adopted a FASB provision relating to Uncertainty in Income Taxes.  As a result of the implementation, there has been no material change to the Company’s tax position as the Company has not paid any corporate income taxes due to carry-forward of operating losses.  All tax benefits will likely not be recognized due to the substantial net operating loss carry-forwards.  With no tax due for the foreseeable future, the Company has determined that a policy to determine the accounting for interest or penalties related to the payment of tax is not necessary at this time.

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
TECHNOLOGY INC.
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

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At December 31, 2012, the Company had $2,861,733 of cash and cash equivalents on hand as compared to $1,998,158 of cash and cash equivalents at December 31, 2011.  For the year ended December 31, 2012 the Company reported net income of $421,693 as compared to net income of $202,903 for the year ended December 31, 2011. The ability of the Company to continue as a going concern is dependent on the Company continuing to achieve profitable operations in the future.

Earnings Per Share

The Company calculates earnings per share as specified by the FASB.  Basic earnings per share are calculated by dividing net earnings available to common shares by weighted average common shares outstanding.  Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities except when it is anti-dilutive, including the effect of shares issuable under the Company’s incentive plans.

Cash Equivalents

The Company considers all highly liquid financial instruments with original maturities of three months or less when purchased to be cash equivalents.

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
TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Consulting revenues are recognized as services are provided.  The Company primarily provides consulting services under time and material contracts, whereby revenue is recognized as hours and costs are incurred.  Clients for consulting revenues are billed on a weekly or monthly basis.  Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.  Any anticipated contract losses are estimated and accrued at the time they become known and estimable.  Revenues from RPO services are recorded when service is performed and placement of a candidate is accepted by the customer. Unbilled accounts receivables represent amounts recognized as revenue based on services performed in advance of customer billings, including RPO services where placement of a candidate is accepted by the customer and payment is assured.  Revenue from sales of software licenses is recognized upon delivery of the software to a customer because future obligations associated with such revenue are insignificant.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at amounts due from clients, net of an allowance for doubtful accounts.  The Company monitors its accounts receivable balances on a monthly basis to ensure that they are collectible.  On a quarterly basis, the Company uses its historical experience to estimate its accounts receivable reserve.  The Company’s allowance for doubtful accounts is an estimate based on specifically identified accounts as well as general reserves.  The Company evaluates specific accounts where it has information that the client may have an inability to meet its financial obligations.  In these cases, management uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that client against amounts due to reduce the receivable to the amount that is expected to be collected.  These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved.  The Company also establishes a general reserve for all clients based on a range of percentages applied to aging categories.  These percentages are based on historical collection and write-off experience.  If circumstances change, the Company’s estimate of the recoverability of amounts due the Company could be reduced or increased by a material amount.  Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known.

Segment Information

The disclosure of segment information is not required as the Company operates in only one business segment.

Stock-Based Compensation

No non-employee equity instruments were granted in 2012 or 2011.

At December 31, 2012, the Company has a stock based compensation plan, which is described as follows:

The Company adopted a stock option Plan and award plan (the “Plan”) that provides for the grant of stock options that are either “incentive” or “non-qualified” for federal income tax purposes.  The Plan provides for the issuance of a maximum of 184,000 shares of common stock (subject to adjustment pursuant to customary anti-dilution provisions).  Stock options that have been issued from the plan vest over a period between one to four years.

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

HELIOS AND MATHESON INFORMATION
TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses the fair value method as specified by the FASB whereby compensation cost is recognized over the remaining service period based on the grant-date fair value of those awards as calculated for pro forma disclosures as originally issued.   For the three and twelve months ended December 31, 2012 and December 31, 2011 the Company recorded stock based compensation expense of $0.

The fair value of options at the date of grant was estimated using the Black-Scholes model with the following assumptions:

	2012		2011
Expected life (years)	4.00		4.00
Risk free interest rate	0.53%		0.54%
Expected volatility	1.03		1.35
Weighted average fair value per option	$0.00	(1)	$0.00	(1)

(1) There were no options granted by the Company for the 12 months ended Decmber 31, 2012 and 2011.

2.   NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012	2011
Numerator for basic net income per share
Net income	$421,693	$202,903
Net income available to common stockholders	$421,693	$202,903

Numerator for diluted net income per share
Net income available to common stockholders & assumed conversion	$421,693	$202,903

Denominator:
Denominator for basic and diluted income per share - weighted-average shares	2,330,438	2,330,438

Basic and diluted net income per share:
Net income per share	$0.18	$0.09

All options and warrants outstanding during 2012 and 2011 were not included in the computation of net income per share because the options were either not outstanding or the options were not exercisable based on current market conditions.

HELIOS AND MATHESON INFORMATION
TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following:

	December 31,
	2012	2011
Equipment and leaseholds	$121,036	$218,045
Software	167,337	166,705
Furniture and fixtures	34,186	91,305
Automobiles	-	21,889
	322,559	497,944
Less accumulated depreciation and amortization	269,842	477,259
	$52,717	$20,685

4.  CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has the following commitment as of December 31, 2012: operating lease obligations.  The Company has one operating lease for its corporate headquarters located in New York. As of December 31, 2012, the Company does not have any “Off Balance Sheet Arrangements”.

The Company’s contractual obligations at December 31, 2012, are comprised of the following:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Operating Lease Obligations
Rent (1)	680,472	157,032	314,064	209,376	-

Total	$680,472	$157,032	$314,064	$209,376	$-

(1)	The Company has a New York facility with a lease at Empire State Building with a term expiring April 30, 2017 and requiring annual payments of $157,032 during 2013.

5.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2012	2011
Accounts payable	$176,438	$253,716
Payroll	801,405	572,668
Other accrued expenses	193,406	278,352
	$1,171,249	$1,104,736

HELIOS AND MATHESON INFORMATION
TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   INCOME TAXES

The Company accounts for income taxes using the liability method.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred tax assets and (liabilities) consist of the following:

	December 31,
	2012	2011
Licensing revenues	$(6,000)	$(2,000)
Accounts receivable reserve	36,000	54,000
Depreciation and amortization	263,000	265,000
Investments	928,000	928,000
Other	209,000	201,000
Net operating losses	5,738,000	5,481,000
	7,168,000	6,927,000
Valuation allowance	(7,168,000)	(6,927,000)
	$-	$-

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

At December 31, 2012, the Company has federal net operating loss carry-forwards of approximately $16.4 million, which will begin to expire in 2020.  The New Jersey net operating loss carry-forwards of approximately $2.6 million will begin to expire in 2020. The full utilization of the deferred tax assets in the future is dependent upon the Company’s ability to generate taxable income; accordingly, a valuation allowance of an equal amount has been established.  During the years ended December 31, 2012 and 2011, the valuation allowance increased by approximately $241,000 and $86,000, respectively.

Significant components of the provision for income taxes are as follows:

	Year Ended December 31,
	2012	2011
Current:
Federal	$-	$-
State and local	11,155	12,243
Total Current	$11,155	$12,243
Deferred:
Federal	-	-
State and local	-	-
Total Deferred	-	-
	$11,155	$12,243

HELIOS AND MATHESON INFORMATION
TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between the federal statutory rate and the effective income tax rate for the years ended December 31, 2012 and 2011 is as follows:

	2012	2011
Federal statutory rate	34.0%	34.0%
State and local taxes net of federal tax benefit	1.7	3.7
Non-deductible expenses	(2.3)	(1.6)
Provision to return adjustments	-	-
Change in valuation allowance	(30.8)	(30.4)
Total	2.6%	5.7%

7.   RETIREMENT PLAN

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code for its employees.  Participants can make elective contributions subject to certain limitations.  Under the plan, the Company can make matching contributions on behalf of all participants.  There were no such contributions made by the Company in 2012 and 2011.

8.  CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and accounts receivable.  The Company maintains its cash balances on deposit with a limited number of financial institutions in amounts which may exceed federally insured limits.  Historically, the Company has not experienced any related cash-in-bank losses.  For the twelve months ended December 31, 2012, the Company had three clients which accounted for 88% of revenues.  For the twelve months ended December 31, 2011 the Company had three clients which accounted for 76% of revenues.  No other client represented greater than 10% of the Company’s revenues for such periods.  The three clients represented approximately 85.73% of accounts receivable as of December 31, 2012.  Three clients represented approximately 69% of accounts receivable as of December 31, 2011.

9.  LEASES

The Company leases office space under a non-cancelable operating lease.  The future minimum payments for all non-cancelable operating leases as of December 31, 2012 are as follows:

2013	$157,032
2014	157,032
2015	157,032
2016	157,032
2017	52,344
Total minimum future lease payments	$680,472	(1)

(1) The Company has a New York facility with a lease term expiring April 30, 2017.

Office leases are subject to escalations based on increases in real estate taxes and operating expenses, all of which are charged to rent expense.  Rent expense for the years ended December 31, 2012 and 2011 was approximately $237,316 and $393,798, respectively.

HELIOS AND MATHESON INFORMATION
TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. STOCK OPTION PLAN

The Company adopted a Stock Option Plan (the “Plan”) that provides for the grant of stock options that are either “incentive” or “non-qualified” for federal income tax purposes. The Plan provides for the issuance of a maximum of 184,000 shares of common stock (subject to adjustment pursuant to customary anti-dilution provisions).  Stock options that have been issued from the plan vest over a period between one to four years.

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

Stock options, subject to certain restrictions, may be exercisable any time after full vesting for a period not to exceed ten years from the date of grant.  Such period is to be established by the Compensation Committee in its discretion on the date of grant.  Stock options terminate in connection with the termination of employment.

Information with respect to options under the Company’s Plan is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Balance - December 31, 2010	13,700	$11.85
Granted during 2011	-	-
Exercised during 2011	-	-
Forfeitures during 2011	(5,700)	8.08
Balance - December 31, 2011	8,000	14.55
Granted during 2012	-	-
Exercised during 2012	-	-
Forfeitures during 2012	(8,000)	14.55
Balance - December 31, 2012	-	$-

No stock options were granted during the twelve months ended December 31, 2012.  No Stock options were exercisable at December 31, 2012 and 8,000 stock options were exercisable at December 31, 2011 with weighted average exercise prices of $14.55.

The following table summarizes the status of the stock options outstanding and exercisable at December 31, 2012:

Stock Options Outstanding
Exercise Price Range			Weighted Average Exercise Price	Number of Options	Weighted- Remaining Contractual Life (years)	Number of Stock Options Exercisable

$12.00	-	$24.00	$0.00	0	0	0
				0		0

At December 31, 2012, the Company had 136,375 shares of common stock reserved in connection with the Stock Option Plan.

HELIOS AND MATHESON INFORMATION
TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. QUARTERLY RESULTS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2012 and 2011:

	Quarter Ended
(in thousands, except per share amounts)	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$2,679	$2,960	$3,404	$3,325
Gross profit	640	701	750	695
Income from operations	102	102	146	156
Net income	14	101	143	164
Net income per share
Basic and diluted net income per share	$0.01	$0.04	$0.06	$0.07

	Quarter Ended
(in thousands, except per share amounts)	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues	$3,249	$2,990	$3,135	$2,830
Gross profit	619	547	629	731
(Loss)/income from operations	(112)	22	66	236
Net (loss)/income	(117)	17	64	239
Net (loss)/income per share
Basic and diluted net (loss)/income per share	$(0.05)	$0.01	$0.03	$0.10

HELIOS AND MATHESON INFORMATION
TECHNOLOGY INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. TRANSACTIONS WITH RELATED PARTY

In September 2010, the Company entered into a Memorandum of Understanding with Helios and Matheson Parent (the “HMIT MOU”) pursuant to which Helios and Matheson Parent has agreed to make available to the Company facilities of dedicated Off-shore Development Centers (“ODCs”) and also render services by way of support in technology, client engagement, management and operating the ODCs for the Company. Helios and Matheson Parent has been providing recruitment services to Helios and Matheson Information Technology Inc. and has not charged a fee for these services. Helios and Matheson Parent also makes investments in deepening the client relationships which take the form of providing knowledge transition free of cost to clients and volume/business commitment based discounts. The investment made by Helios and Matheson Parent in this regard during the twelve months ended December 31, 2012 is approximately $203,000.  The amount payable to Helios and Matheson Parent for services rendered under the HMIT MOU was $430,722 and $540,448 for the twelve months ended December 31, 2012 and 2011, respectively and is included as a component of cost of revenue. All payments to Helios and Matheson Parent under the MOU are made after collections are received from clients. The amount paid to Helios and Matheson Parent for services rendered under the HMIT MOU was $308,778 and $615,621 for the twelve months ended December 31, 2012 and 2011, respectively.

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

During 2011, Rosen and Associates, P.C. asked for a payment of $23,680. for services it allegedly performed for the Company. No action has been filed by Rosen and Associate, P.C.

14. SUBSEQUENT EVENTS

Management completed an analysis of all subsequent events occurring after December 31, 2012, the balance sheet date, through March 4, 2013, the date upon which the year-end consolidated financial statements were issued, and determined the following disclosures to be necessary or appropriate:

•
Dividend: The Board of the Company declared a dividend of $0.09 per share of the Company's common stock amounting to a payout of $209,739.42. The dividend is payable on March 5, 2013 to shareholders of record on February 18, 2013.

HELIOS AND MATHESON INFORMATION
TECHNOLOGY INC.

Schedule II – Valuation and Qualifying Accounts

Additions
(1)	(2)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts Describe		Deductions - Describe		Balances at End of Period
Reserves and allowances deducted from asset accounts:
For the year ended December 31, 2012
Allowance for doubtful accounts	$77,590	$(21,761)	$(23,408)	(b)	$-		$32,421
For the year ended December 31, 2011
Allowance for doubtful accounts	$212,624	$(135,034)	$-		$-		$77,590
For the year ended December 31, 2010
Allowance for doubtful accounts	$220,879	$(36,320)	$61,471	(b)	$(33,406)	(a)	$212,624

(a) Uncollectible accounts written off during 2010.

(b) Uncollectible accounts charged off against specific accruals for the purpose

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

10.4	Professional Services Agreement by and between the Registrant and IonIdea, Inc., dated as of August 1, 2012. †

21
Helios and Matheson Information Technology, Inc. (formerly Helios and Matheson North America Inc) List of Subsidiaries, incorporated by reference to Exhibit 21 to the Form 10-K for the period ended December 31, 2009, as previously filed with SEC on March 31, 2010.

23.2	Consent of Mercadien, P.C., Certified Public Accountants.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

† Management contract or compensation plan.