Form 10-Q
period 2013-03-31
Helios & Matheson Analytics Inc.
filed 2013-05-06
CIK 1040792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

   For the quarterly period ended: March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number:     0-22945

HELIOS AND MATHESON ANALYTICS INC.
 (Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3169913 (I.R.S. Employer Identification No.)

Empire State Building, 350 5th Avenue, New York, New York 10118 (Address of Principal Executive Offices)	(212) 979-8228 (Registrant’s Telephone Number, Including Area Code)

HELIOS AND MATHESON INFORMATION TECHNOLOGY INC. (Former name, former address and former fiscal year, if changed since last report)

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

As of April 18, 2013, there were 2,330,438 shares of common stock, with $.01 par value per share, outstanding.

HELIOS AND MATHESON ANALYTICS INC.

Part I. Financial Information
Item 1. Financial Statements

HELIOS AND MATHESON ANALYTICS INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$2,044,386	$2,861,733
Accounts receivable- less allowance for doubtful accounts of $38,420 at March 31, 2013, and $32,421 at December 31, 2012	1,850,605	1,257,488
Unbilled receivables	62,086	21,490
Prepaid expenses and other current assets	144,602	130,571
Total current assets	4,101,679	4,271,282
Property and equipment, net	52,699	52,717
Security Deposit	1,000,000	1,000,000
Deposits and other assets	100,032	100,032
Total assets	$5,254,410	$5,424,031

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,110,496	$1,171,249
Total current liabilities	1,110,496	1,171,249
Shareholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2013, and December 31, 2012	-	-
Common stock, $.01 par value; 30,000,000 shares authorized; 2,330,438 issued and outstanding as of March 31, 2013 and December 31, 2012	23,304	23,304
Paid-in capital	37,855,740	37,855,740
Accumulated other comprehensive loss - foreign currency translation	(46,879)	(46,910)
Accumulated deficit	(33,688,251)	(33,579,352)
Total shareholders' equity	4,143,914	4,252,782
Total liabilities and shareholders' equity	$5,254,410	$5,424,031

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2013	2012
	(unaudited)	(unaudited)

Revenues	$3,202,831	$2,679,131
Cost of revenues	2,528,410	2,038,635
Gross profit	674,421	640,496
Operating expenses:
Selling, general & administrative	568,838	533,910
Depreciation & amortization	2,472	5,018
	571,310	538,928
Income from operations	103,111	101,568
Other income(expense):
Early lease termination fee	-	(82,548)
Interest income-net	730	923
	730	(81,625)
Income before income taxes	103,841	19,943
Provision for income taxes	3,000	6,000
Net Income	100,841	13,943
Other comprehensive Income - foreign currency adjustment	31	1,735
Comprehensive Income	$100,872	$15,678

Net income per share
Basic & Diluted	$0.04	$0.01
Dividend Per share	$0.09	$-

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$100,841	$13,943
Adjustments to reconcile net income to net cash provided/(used) in operating activities, net of acquired assets:
Depreciation and amortization	2,472	5,018
Provision for doubtful accounts	5,999	905
Changes in operating assets and liabilities:
Accounts receivable	(599,117)	246,551
Unbilled receivables	(40,596)	(70,483)
Prepaid expenses and other assets	(14,031)	29,458
Accounts payable and accrued expenses	(60,753)	(201,321)
Net cash (used in)/provided by operating activities	(605,185)	24,071
Cash flows from investing activities:
Purchase of Property and Equipment	(2,454)	(924)
Deposits	-	(75,550)
Net cash used in investing activities	(2,454)	(76,474)
Cash flows from financing activities:
Dividend Paid	(209,739)	-
Net cash used in financing activities	(209,739)	-
Effect of foreign currency exchange rate changes on cash and cash equivalents	31	1,735
Net decrease in cash and cash equivalents	(817,347)	(50,668)
Cash and cash equivalents at beginning of period	2,861,733	1,998,158
Cash and cash equivalents at end of period	$2,044,386	$1,947,490

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes - net of refunds	$1,381	$2,572

See accompanying notes to consolidated financial statements

HELIOS AND MATHESON ANALYTICS INC.
Notes to Consolidated Financial Statements
(Unaudited)

1)      GENERAL:

These financial statements should be read in conjunction with the financial statements contained in Helios and Matheson Analytics Inc.’s (“Helios and Matheson” or the “Company”) Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”) and the accompanying financial statements and related notes thereto. The accounting policies used in preparing these financial statements are the same as those described in the Company's Form 10-K for the year ended December 31, 2012. On May 3, 2013, the Company changed its name from Helios and Matheson Information Technology Inc. to Helios and Matheson Analytics Inc.

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

3)      INTERIM FINANCIAL STATEMENTS:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 2013, the consolidated results of operations for the three month periods ended March 31, 2013 and 2012 and cash flows for the three month periods ended March 31, 2013 and 2012.

The consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these financial statements pursuant to SEC’s rules and regulations.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Form 10-K filed by the Company for the year ended December 31, 2012.

For the three month period ended March 31, 2013, the Company reported net income of approximately $101,000 and for the three month period ended March 31, 2012, the Company reported net income of approximately $14,000.  The Company continues to focus on revenue growth by expanding its existing client market share and its client base and by providing a Flexible Delivery Model to clients, which allows for dynamically configurable “right shoring” of service delivery based on client needs.  The Company also keeps a tight rein on discretionary expenditures and SG&A to enhance its competitiveness.

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

Information with respect to options granted under the Company’s Plan is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance - December 31, 2012	-	-
Granted during 1st Qtr 2013	-	-
Exercised during 1st Qtr 2013	-	-
Forfeitures during 1st Qtr 2013	-	-
Balance - March 31, 2013	-	$0.00

The following table summarizes the status of the stock options outstanding and exercisable at March 31, 2013:

Stock Options Outstanding
Exercise Price Range			Weighted Average Exercise Price	Number of Options	Weighted- Remaining Contractual Life (years)	Number of Stock Options Exercisable

$12.00	-	$24.00	$0.00	0	0	0
				0		0

At March 31, 2013 no stock options were exercisable.

5)      NET INCOME PER SHARE:

The following table sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Numerator for basic net income per share

Net income available to common stockholders	$100,841	$13,943

Numerator for diluted net income per share
Net income available to common stockholders & assumed conversion	$100,841	$13,943

Denominator:
Denominator for basic and diluted income per share - weighted-average shares	2,330,438	2,330,438

Basic and diluted income per share:
Net income per share	$0.04	$0.01

6)      CONCENTRATION OF CREDIT RISK:

The revenues of the Company’s top three customers represented approximately 86.6% of the revenues for the three month period ended March 31, 2013.  The revenue of the Company’s top three customers represented approximately 83% of revenues for the same period in 2012.  No other customer represented greater than 10% of the Company’s revenues for such periods.  The Company continues its effort to broaden its customer base in order to mitigate this risk.

7)      CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The Company’s commitments at March 31, 2013, are comprised of the following:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating Lease Obligations
Rent (1)	628,160	157,040	314,080	157,040	-
Total	$628,160	$157,040	$314,080	$157,040	$-

(1) The Company has a New York facility with a lease term expiring March 31, 2017.

As of March 31, 2013, the Company does not have any “Off Balance Sheet Arrangements”.

8)    PROVISION FOR INCOME TAXES

The provision for income taxes as reflected in the consolidated statement of Income and Comprehensive Income varies from the expected statutory rate primarily due to a provision for minimum state taxes and the recording of adjustments to the valuation allowance against deferred tax assets.  Internal Revenue Code Section 382 (the “Code”) places a limitation on the utilization of Federal net operating loss and other credit carry-forwards when an ownership change, as defined by the tax law, occurs.  Generally, this occurs when a greater than 50 percent change in ownership occurs.  During 2006, Helios and Matheson Information Technology Ltd (“Helios and Matheson Parent”) acquired a greater than 50 percent ownership of the Company.  Accordingly, the actual utilization of the net operating loss carry-forwards for tax purposes are limited annually under the Code to a percentage (currently about four and a half percent) of the fair market value of the Company at the date of this ownership change.  The Company maintains a valuation allowance against additional deferred tax assets arising from net operating loss carry-forwards since, in the opinion of management; it is more likely than not that some portion or all of the deferred tax assets will not be realized.

9)    TRANSACTIONS WITH RELATED PERSONS

In September 2010, the Company entered into a Memorandum of Understanding with Helios and Matheson Parent (the “HMIT MOU”) pursuant to which Helios and Matheson Parent has agreed to make available to the Company facilities of dedicated Off-shore Development Centers (“ODCs”).  In connection with the ODCs, Helios and Matheson Parent also renders services by way of support in technology and client engagement, and by providing management and operational services at the ODCs. Helios and Matheson Parent has been providing recruitment services to Helios and Matheson Analytics Inc. and has not charged a fee for these services.  Helios and Matheson Parent also invests in deepening client relationships by providing knowledge transition free of cost to clients and volume/ business commitment-based discounts.  The investment made by Helios and Matheson Parent in this regard in Q1 2013 is $32,448.  The amount payable to Helios and Matheson Parent for services rendered under the HMIT MOU was $91,469 for the three months ended March 31, 2013 and is included as a component of cost of revenue. All payments to Helios and Matheson Parent under the MOU are made after collections are received from clients. The amount paid to Helios and Matheson Parent for services rendered under the HMIT MOU was $63,648 for the three months ended March 31, 2013.

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

11) DIVIDEND PAID

On February 3, 2013 the Company’s Board of Directors declared a dividend of $0.09 per share on the Company's common stock, amounting to a total payout of $209,739. This amount represents approximately 50% of the net profits of the Company for the year ended December 31, 2012. The dividend was paid on March 5, 2013 to shareholders of record on February 18, 2013. However, there can be no assurance that we will pay dividends in the future.

12)    SUBSEQUENT EVENTS

           Management completed an analysis of all subsequent events occurring after March 31, 2013, the balance sheet date, through May 6, 2013, the date upon which the quarter-end consolidated financial statements were issued, and determined there were no disclosures necessary which have not been already disclosed elsewhere in these financial statements.

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

For the three months ended March 31, 2013, approximately 90% of the Company's consulting services revenues were generated from clients under time and materials engagements, as compared to approximately 88% for the three months ended March 31, 2012, with the remainder generated under fixed-price engagements and recruitment process outsourcing (RPO).  The Company has established standard-billing guidelines for consulting services based on the types of services offered.  Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a weekly and monthly basis.  Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided.  Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.

The Company's most significant operating cost is its personnel cost, which is included in cost of revenues.  For the three months ended March 31, 2013 and 2012, gross margin was 21.1% and 23.9% respectively.

The Company actively manages its personnel utilization rates by monitoring project requirements and timetables.  The Company’s utilization rate for the three months ending March 31, 2013 was approximately 99% as compared to 89% for the three months ending March 31, 2012.  As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in the Company’s training programs in order to expand their technical skill sets.

Helios and Matheson, a premier global information technology firm is excited to introduce its predictive analytics practice - Helios and Matheson Analytics. Rooted in our heritage of exceptional client relationships we now leverage our technological prowess to garner analytic insights from data and make intelligent predictions to drive valuable decisions for our clients.  Our integrated service of Big Data technology, advanced analytics, extensive domain expertise in financial service and healthcare and engaging data visualization empowers our clients unlock the value of data to make better decisions. Our new name Helios and Matheson Analytics Inc. reflects the company's strategy to move beyond IT to offer its clients an enhanced suite of services of predictive analytics with technology at its foundation enriched by data science. This is an emergent client-led evolution of the firm's progression from technology to analytics to business value.

2012 ACHIEVEMENTS

2012 was a year of great significance for Helios and Matheson Analytics.

The year witnessed the Company’s achievement of financial targets and increased earnings per share.

Despite the macro-economic challenges and uncertainty in global spending, The Company doubled its net income as compared to last year. The Company generated cash from operations of $982K, resulting in a substantial increase in the cash balance from about $2 million at the end of 2011 to $2.9 million at the end of 2012.

The following is the list of the Company’s achievements as of December 31, 2012:

•           Continues to maintain stable and consistent operational and financial growth.

•           Has a strong balance sheet with current assets of $4.3 million and total assets of $5.4 million.

•           Continues to be a zero debt company with current ratio of 3.6:1.

•           Gained a higher gross margin by approximately $261K.

•           A controlled and stable SG&A at approximately $2.3 million, leading to a positive bottom line of approximately $422K - an increase of 108% over 2011.

•           Cash provided by operations was approximately $928K as compared to approximately $358K in 2011.

Keeping in view the sustained profitable performance over seven continuous quarters, the Board of Directors declared a dividend of $0.09 per share amounting to a payout of $209,739. This amount represents approximately 50% of the net Income of the Company for the year 2012.

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

Results of Operations

The following table sets forth the percentage of revenues of certain items included in the Company’s Statements of Income:

	Three Months Ended March 31,
	2013	2012
Revenues	100.0%	100.0%
Cost of revenues	78.9%	76.1%
Gross profit	21.1%	23.9%
Operating expenses	17.8%	20.1%
Income from operations	3.3%	3.8%
Net Income	3.2%	0.5%

Comparison of the Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012

Revenues. Revenues for the three months ended March 31, 2013 were $3.20 million compared to $2.68 million for the three months ended March 31, 2012. The increase was primarily attributable to an increase in consulting and RPO revenue.

Gross Profit. The resulting gross profit for the three months ended March 31, 2013 was $674,000 as compared to $640,000 for the three months ended March 31, 2012.  As a percentage of total revenues, gross margin for the three months ended March 31, 2013 was 21.1% compared to 23.9% for the three months ended March 31, 2012. The reduction to gross margin is due to a change in the revenue mix.

Operating Expenses. Operating expenses are comprised of selling, general and administrative (“SG&A”) expenses and depreciation and amortization.  Operating expenses for the three months ended March 31, 2013 were $571,000 as compared to the 2012 period of $539,000. The increase is primarily due to the hiring of additional personnel.

Taxes.   Tax provision for the three months ended March 31, 2013 was $3,000 compared to $6,000 for the three months ended March 31, 2012.

Net Income.  As a result of the above, the Company had net income of $101,000 or $0.04 per basic and diluted share for the three months ended March 31, 2013 as compared to a net income of $14,000 or $0.01 per basic and diluted share for the three months ended March 31, 2012.

Liquidity and Capital Resources

The Company believes that its business, operating results and financial condition continue to be impacted by the ongoing economic uncertainty. A significant portion of the Company’s major customers are in the financial services industry and came under considerable pressure as a result of the unprecedented economic conditions in the financial markets.  Spending on IT consulting services is largely discretionary, and the Company has experienced a pushback of new assignments and high margin projects from existing clients. Although revenues have improved quarter over quarter, the Company has reported relatively consistent income from operations.  The Company had income from operations of approximately $103,000 and net income of approximately $101,000 for the three months ended March 31, 2013.  During the three months ended March 31, 2012, the Company had income from operations of approximately $102,000 and net income of approximately $14,000. Net Income of the three months ended March 31, 2012 had non recurring expenses of about $83,000.

The Company's cash balances were approximately $2.04 million at March 31, 2013 and $2.9 million at December 31, 2012.  Net cash used by operating activities for the three months ended March 31, 2013 was approximately $605,000 compared to net cash provided by operating activities of approximately $24,000 for the three months ended March 31, 2012.

The Company's accounts receivable, less allowance for doubtful accounts, at March 31, 2013 and at December 31, 2012 were approximately $1.9 million and $1.3 million, respectively, representing 52 days and 34 days of sales outstanding (“DSO”) respectively. The increase in DSO was temporary and the overdue amounts have already been collected. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented.  After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.

For the three month period ended March 31, 2013 cash used by investing activities was ($2,500) as compared to ($76,000) of cash used by investing activities for the three months March 31, 2012. During the three months ended March 31, 2012, cash used in investing activities consisted of the amount paid as a security deposit for the new executive office in the Empire State Building.

For the three month period ended March 31, 2013, cash used by financing activities was ($210,000) as compared to $0 for the three months ended March 31, 2012.  On February 3, 2013 the Company’s Board of Directors declared a dividend of $0.09 per share on the Company's common stock, amounting to a payout of $209,739. Cash used in financing activities in 2013 consisted of the dividend paid to shareholders.

In management's opinion, cash flows from operations combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months.

For the three months ended March 31, 2013 and 2012, there were no shares of common stock issued pursuant to the exercise of options granted under the Company’s stock option plan.

Off Balance Sheet Arrangements

As of March 31, 2013, the Company does not have any Off Balance Sheet Arrangements.

Contractual Obligations and Commitments

The Company’s commitments at March 31, 2013 are reflected and further detailed in the Contractual Obligation table located in Part I, Item 1, Note 7 of this Form 10-Q.

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

Recent Accounting Pronouncements

None.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not Required.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.  As of March 31, 2013, we carried out an evaluation, under the supervision of and with the participation of our President and Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.

Changes in internal control.  During the quarter covered by this report, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

The Company’s legal proceedings at March 31, 2013 have been disclosed in Part I, Item 1, Note 10 of this Form 10-Q.

Item 1A.  Risk Factors

We incorporate herein by reference the risk factors included under Item 1A. of our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 4, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Not Applicable

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)           Exhibits

3.1	Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Form 10-K, as previously filed with the SEC on March 31, 2010.

3.2	Bylaws of Helios and Matheson Analytics Inc., incorporated by reference to Exhibit 3.2 to the Form 10-K, as previously filed with the SEC on March 31, 2010.

3.3	Certificate of amendment of Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.3 to form 10-Q as previously filed with the SEC on March 13, 2011

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensive Business Reporting Language (XBRL):  (i) consolidated balance sheets; (ii) consolidated statements of Income and Comprehensive income; (iii) consolidated statements of cash flows; and (iv) the notes to the financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIOS AND MATHESON ANALYTICS INC.

Date: May 6, 2013	By:	/s/ Divya Ramachandran
Divya Ramachandran
Chief Executive Officer and President

Date: May 6, 2013	By:	/s/ Umesh Ahuja
Umesh Ahuja
Chief Financial Officer and Secretary