Form 10-Q
period 2013-06-30
Helios & Matheson Analytics Inc.
filed 2013-08-02
CIK 1040792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2013

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

As of July 17, 2013, there were 2,330,438 shares of common stock, with $.01 par value per share, outstanding.

HELIOS AND MATHESON ANALYTICS INC.

Part I. Financial Information

Item 1. Financial Statements

HELIOS AND MATHESON ANALYTICS INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$2,132,527	$2,861,733
Accounts receivable- less allowance for doubtful accounts of $44,421 at June 30, 2013, and $32,421 at December 31, 2012	2,026,617	1,257,488
Unbilled receivables	103,400	21,490
Prepaid expenses and other current assets	131,806	130,571
Total current assets	4,394,350	4,271,282
Property and equipment, net	50,204	52,717
Security Deposit	1,000,000	1,000,000
Deposits and other assets	85,520	100,032
Total assets	$5,530,074	$5,424,031

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,292,711	$1,171,249
Total current liabilities	1,292,711	1,171,249

Shareholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2013, and December 31, 2012	-	-
Common stock, $.01 par value; 30,000,000 shares authorized; 2,330,438 issued and outstanding as of June 30, 2013 and December 31, 2012	23,304	23,304
Paid-in capital	37,855,740	37,855,740
Accumulated other comprehensive loss - foreign currency translation	(61,013)	(46,910)
Accumulated deficit	(33,580,668)	(33,579,352)
Total shareholders' equity	4,237,363	4,252,782
Total liabilities and shareholders' equity	$5,530,074	$5,424,031

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$3,439,547	$2,960,464	$6,642,378	$5,639,595
Cost of revenues	2,651,082	2,259,369	5,179,492	4,298,004
Gross profit	788,465	701,095	1,462,886	1,341,591
Operating expenses:
Selling, general & administrative	676,100	594,685	1,244,938	1,128,595
Depreciation & amortization	2,495	4,301	4,966	9,319
	678,595	598,986	1,249,904	1,137,914
Income from operations	109,870	102,109	212,982	203,677
Other income/(expense):
Early lease termination fee	-	-	-	(82,548)
Interest income-net	710	5,173	1,440	6,096
	710	5,173	1,440	(76,452)
Income before income taxes	110,580	107,282	214,422	127,225
Provision for income taxes	3,000	6,000	6,000	12,000
Net Income	107,580	101,282	208,422	115,225
Other comprehensive loss - foreign currency adjustment	(14,134)	(9,525)	(14,103)	(7,790)
Comprehensive Income	$93,446	$91,757	$194,319	$107,435

Basic and diluted income per share	$0.05	$0.04	$0.09	$0.05
Dividend Per share	$-	$-	$0.09	$-

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$208,422	$115,225
Adjustments to reconcile net income to net cash provided/(used) in operating activities, net of acquired assets:
Depreciation and amortization	4,966	9,319
Provision for doubtful accounts	12,000	(858)
Gain on sale of Fixed Asset	(250)	(2,429)
Changes in operating assets and liabilities:
Accounts receivable	(781,129)	114,118
Unbilled receivables	(81,910)	(71,823)
Prepaid expenses and other assets	(1,235)	(57,922)
Accounts payable and accrued expenses	121,463	(67,872)
Deposits	14,512	42,641
Net cash (used in)/provided by operating activities	(503,161)	80,399
Cash flows from investing activities:
Purchase of Property and Equipment	(2,203)	(39,028)
Net cash used in investing activities	(2,203)	(39,028)
Cash flows from financing activities:
Dividend Paid	(209,739)	-
Net cash used in financing activities	(209,739)	-
Effect of foreign currency exchange rate changes on cash and cash equivalents	(14,103)	(7,790)
Net (decrease)/increase in cash and cash equivalents	(729,206)	33,581
Cash and cash equivalents at beginning of period	2,861,733	1,998,158
Cash and cash equivalents at end of period	$2,132,527	$2,031,739

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes - net of refunds	$3,197	$4,617

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

3)     INTERIM FINANCIAL STATEMENTS:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 2013, the consolidated results of operations for the three and six months periods ended June 30, 2013 and 2012 and cash flows for the six months periods ended June 30, 2013 and 2012.

The consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these financial statements pursuant to the SEC’s rules and regulations. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Form 10-K filed by the Company for the year ended December 31, 2012.

For the three month period ended June 30, 2013, the Company reported net income of approximately $108,000 and for the six month period ended June 30, 2013, the Company reported net income of $208,000; for the three month period ended June 30, 2012, the Company reported net income of approximately $101,000 and for the six month period ended June 30, 2012, the Company reported net income of $115,000. The Company continues to focus on revenue growth by expanding its existing client market share and its client base. The Company also keeps a tight rein on discretionary expenditures and SG&A, which the Company believes will enhance its competitiveness.

In management's opinion, cash flows from operations combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months.

4)     STOCK BASED COMPENSATION:

The Company has a stock based compensation plan, which is described as follows:

The Company’s Stock Option Plan (the “Plan”) provides for the grant of stock options that are either “incentive” or “non-qualified” for federal income tax purposes. The Plan provides for the issuance of a maximum of 184,000 shares of common stock (subject to adjustment pursuant to customary anti-dilution provisions). Stock options issued from the plan vest over a period of between one to four years.

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

Information with respect to options granted under the Company’s Plan is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance - March 31, 2013	-	-
Granted during 2nd Qtr 2013	-	-
Exercised during 2nd Qtr 2013	-	-
Forfeitures during 2nd Qtr 2013	-	-
Balance - June 30, 2013	-	$0.00

The following table summarizes the status of the stock options outstanding and exercisable at June 30, 2013:

Stock Options Outstanding
Exercise Price Range			Weighted Average Exercise Price	Number of Options	Weighted- Remaining Contractual Life (years)	Number of Stock Options Exercisable

$12.00	-	$24.00	$0.00	0	0	0
				0		0

At June 30, 2013 no stock options were exercisable.

5)     NET INCOME PER SHARE:

The following table sets forth the computation of basic and diluted net income per share for the three months and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator for basic net income per share

Net income available to common stockholders	$107,580	$101,282	$208,422	$115,225

Numerator for diluted net income per share
Net income available to common stockholders & assumed conversion	$107,580	$101,282	$208,422	$115,225

Denominator:
Denominator for basic and diluted income per share - weighted-average shares	2,330,438	2,330,438	2,330,438	2,330,438

Basic and diluted income per share:
Net income per share	$0.05	$0.04	$0.09	$0.05

6)     CONCENTRATION OF CREDIT RISK:

The revenues of the Company’s top three customers represented approximately 87% of the revenues for the six month period ended June 30, 2013. The revenue of the Company’s top three customers represented approximately 86.6% of revenues for the same period in 2012. No other customer represented greater than 10% of the Company’s revenues for such periods. The Company continues its effort to broaden its customer base in order to mitigate this risk.

7)     CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The Company’s commitments at June 30, 2013, are comprised of the following:

Contractual Obligations	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating Lease Obligations
Rent (1)	588,900	157,040	314,080	117,780	-
Total	$588,900	$157,040	$314,080	$117,780	$-

(1) The Company has a New York facility with a lease term expiring March 31, 2017.

As of June 30, 2013, the Company does not have any “Off Balance Sheet Arrangements”.

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

9)    TRANSACTIONS WITH RELATED PERSONS

In September 2010, the Company entered into a Memorandum of Understanding with Helios and Matheson Parent (the “HMIT MOU”) pursuant to which Helios and Matheson Parent has agreed to make available to the Company facilities of dedicated Off-shore Development Centers (“ODCs”). In connection with the ODCs, Helios and Matheson Parent also renders services by way of support in technology and client engagement, and by providing management and operational services at the ODCs. Helios and Matheson Parent has been providing recruitment services to Helios and Matheson Analytics Inc. and has not charged a fee for these services. Helios and Matheson Parent also invests in deepening client relationships by providing knowledge transition free of cost to clients and volume/ business commitment-based discounts.  The investment made by Helios and Matheson Parent in this regard during six months ended June 30, 2013 is $57,986.  The amount payable to Helios and Matheson Parent for services rendered under the HMIT MOU was $210,456 for the six months ended June 30, 2013 and is included as a component of cost of revenue. All payments to Helios and Matheson Parent under the MOU are made after collections are received from clients. The amount paid to Helios and Matheson Parent for services rendered under the HMIT MOU was $99,383 for the six months ended June 30, 2013.

10)      LEGAL PROCEEDINGS

On April 5, 2011, the Company filed a Complaint in the Superior Court of New Jersey, Union County against Toranco-Clark Associates LLC, the Company’s former landlord, for breach of the lease agreement in the amount of $22,000. On June 17, 2011, Toranco-Clark Associates LLC filed a Counterclaim against the Company in the amount of $24,000 for alleged breach of the lease agreement.  The case was dismissed on May 9, 2013 after the Company accepted $7,000 to settle the action and remaining balance of $15,000 was written off during quarter ending June 30, 2013.

During 2011, Rosen and Associates, P.C. has asked for a payment of $23,680 for services it allegedly performed for the Company. No action has been filed by Rosen and Associates, P.C.

11) DIVIDEND PAID

On February 3, 2013 the Company’s Board of Directors declared a dividend of $0.09 per share on the Company's common stock, amounting to a total payout of approximately 50% of the net profits of the Company for the year ended December 31, 2012. The dividend was paid on March 5, 2013 to shareholders of record on February 18, 2013. “However, there can be no assurance that we will pay dividends in the future.

12)    SUBSEQUENT EVENTS

Management completed an analysis of all subsequent events occurring after June 30, 2013, the balance sheet date, through August 2, 2013, the date upon which the quarter-end consolidated financial statements were issued, and determined there were no disclosures necessary which have not been already disclosed elsewhere in these financial statements.

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

Overview

Since 1983, Helios and Matheson has provided high quality technology services and solutions to Fortune 1000 companies and other large organizations. The Company is headquartered in New York City and has a second office in Bangalore, India.

The Company believes that a philosophy of intense focus on client satisfaction, business aware solutions and guaranteed delivery provides tangible business value to its client base across banking, financial services, insurance, pharmaceutical and manufacturing/automotive verticals.

The Company’s services include application value management, application development, integration, independent validation, infrastructure and information management services and, in May 2013, it formally promoted its predictive analytics capabilities. Together with the Company’s integrated services, which include big data technology, extensive domain expertise in financial services and healthcare, and engaging data visualization, predictive analytics capabilities allows the Company to leverage its technological expertise to garner analytic insights from data and make intelligent predictions to assist clients in their decision-making processes. The Company’s new name, Helios and Matheson Analytics Inc., reflects the Company's strategy to move beyond IT to offer its clients an enhanced suite of services of predictive analytics with technology at its foundation enriched by data science.

For the six months ended June 30, 2013 and 2012, approximately 89% of the Company's consulting services revenues were generated from clients under time and materials engagements, with the remainder generated under fixed-price engagements and recruitment process outsourcing (RPO). The Company has established standard-billing guidelines for consulting services based on the types of services offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a weekly and monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.

The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. For the six months ended June 30, 2013 and 2012, gross margin was 22% and 23.8% respectively.

The Company actively manages its personnel utilization rates by monitoring project requirements and timetables. The Company’s utilization rate for the three months ending June 30, 2013 was approximately 95% as compared to 97.5% for the three months ending June 30, 2012. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in the Company’s training programs in order to expand their technical skill sets.

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

Results of Operations

The following table sets forth the percentage of revenues of certain items included in the Company’s Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	77.1%	76.3%	78.0%	76.2%
Gross profit	22.9%	23.7%	22.0%	23.8%
Operating expenses	19.7%	20.2%	18.8%	20.2%
Income from operations	3.2%	3.5%	3.2%	3.6%
Net Income	3.1%	3.5%	3.1%	2.0%

Comparison of the Three Months Ended June 30, 2013 to the Three Months Ended March 31, 2012

Revenues. Revenues for the three months ended June 30, 2013 were $3.4 million compared to $3 million for the three months ended June 30, 2012. The increase was primarily attributable to an increase in consulting and RPO revenue.

Gross Profit. The resulting gross profit for the three months ended June 30, 2013 was $788,000 as compared to $701,000 for the three months ended June 30, 2012. As a percentage of total revenues, gross margin for the three months ended June 30, 2013 was 22.9% compared to 23.7% for the three months ended June 30, 2012. The reduction to gross margin is due to a change in the revenue mix.

Operating Expenses. Operating expenses are comprised of selling, general and administrative (“SG&A”) expenses and depreciation and amortization. Operating expenses for the three months ended June 30, 2013 were $679,000 as compared to the 2012 period of $599,000. The increase is mainly due to certain onetime charges primarily relating to promotion of the Company's predictive analytics offering. It also includes a charge of $15,000 due to the settlement of a legal action with Toranco-Clark Associates LLC, the Company’s former landlord (as discussed in note 10 of Item I of Part I).

Taxes. Tax provision for the three months ended June 30, 2013 was $3,000 compared to $6,000 for the three months ended June 30, 2012.

Net Income. As a result of the above, the Company had net income of $107,000 or $0.05 per basic and diluted share for the three months ended June 30, 2013 as compared to a net income of $101,000 or $0.04 per basic and diluted share for the three months ended June 30, 2012.

Comparison of the Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012

Revenues. Revenues for the six months ended June 30, 2013 were $6.6 million compared to $5.6 million for the six months ended June 30, 2012. The increase was primarily attributable to an increase in consulting and RPO revenue.

Gross Profit. Gross profit for the six months ended June 30, 2013 was $1.5 million as compared to $1.3 million for the six months ended June 30, 2012. As a percentage of total revenues, gross margin for the six months ended June 30, 2013 was 22% compared to 23.8% for the six months ended June 30, 2012. The reduction to gross margin is due to a change in the revenue mix.

Operating Expenses. Operating expenses are comprised of Selling, General and Administrative (“SG&A”) expenses and depreciation and amortization. Operating expenses for the six months ended June 30, 2013 were $1.2 million compared to $1.1 million in operating expenses for the 2012 comparable period. The increase is mainly due to certain onetime charges primarily relating to promotion of the Company's predictive analytics offering. It also includes a charge of $15,000 due to the settlement of a legal action with Toranco-Clark Associates LLC, the Company’s former landlord (as discussed in note 10 of Item I of Part I).

Taxes. Tax provision for the six months ended June 30, 2013 was $6,000 compared to $12,000 for the six months ended June 30, 2012, and is comprised exclusively of minimum state taxes.

Net Income. As a result of the above, the Company had net income of $208,000 or $0.09 per basic and diluted share for the six months ended June 30, 2013 compared to a net income of $115,000 or $0.05 per basic and diluted share for the six months ended June 30, 2012.

Liquidity and Capital Resources

A significant portion of the Company’s major customers are in the financial services industry and came under considerable pressure as a result of the unprecedented economic conditions in the financial markets. Spending on analytics and technology consulting services is largely discretionary, and the Company could experience pushback of new assignments and high margin projects from existing clients. Although revenues have improved quarter over quarter, the Company has reported almost similar income from operations. The Company had income from operations of approximately $212,000 and net income of approximately $208,000 for the six months ended June 30, 2013. During the six months ended June 30, 2012, the Company had income from operations of approximately $204,000 and net income of approximately $115,000. Net Income of the six months ended June 30, 2012 had a non recurring expense of approximately $83,000 with respect to early lease termination costs.

The Company's cash balances were approximately $2.13 million at June 30, 2013 and $2.9 million at December 31, 2012. Net cash used by operating activities for the six months ended June 30, 2013 was approximately $503,000 compared to net cash provided by operating activities of approximately $80,000 for the six months ended June 30, 2012.

The Company's accounts receivable, less allowance for doubtful accounts, at June 30, 2013 and at December 31, 2012 were approximately $2 million and $1.3 million, respectively, representing 55 days and 34 days of sales outstanding (“DSO”) respectively. The increase in DSO was temporary and a significant amount of overdue amounts have been collected subsequent to June 30th. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.

For the six months ended June 30, 2013 cash used by investing activities was ($2,200) as compared to ($39,000) of cash used by investing activities for the six months ended June 30, 2012. During the six months ended June 30, 2012, cash used in investing activities consisted of the amount paid as a security deposit for the new executive office in the Empire State Building.

For the six months ended June 30, 2013, cash used by financing activities was ($210,000) as compared to $0 for the six months ended June 30, 2012. On February 3, 2013 the Company’s Board of Directors declared a dividend of $0.09 per share on the Company's common stock, amounting to a payout of $209,739.

In management's opinion, cash flows from operations combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months.

For the six months ended June 30, 2013 and 2012, there were no shares of common stock issued pursuant to the exercise of options granted under the Company’s stock option plan.

Off Balance Sheet Arrangements

As of June 30, 2013, the Company does not have any Off Balance Sheet Arrangements.

Contractual Obligations and Commitments

The Company’s commitments at June 30, 2013 are reflected and further detailed in the Contractual Obligation table located in Part I, Item 1, Note 7 of this Form 10-Q.

Inflation

The Company has not suffered material adverse effects from inflation in the past. However, a substantial increase in the inflation rate in the future may adversely affect customers’ purchasing decisions, may increase the costs of borrowing or may have an adverse impact on the Company’s margins and overall cost structure.

Recent Accounting Pronouncements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting Company this information is not required to be provided.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. As of June 30, 2013, we carried out an evaluation, under the supervision of and with the participation of our President and Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.

Changes in internal control. During the quarter covered by this report, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The Company’s legal proceedings at June 30, 2013 have been disclosed in Part I, Item 1, Note 10 of this Form 10-Q.

Item 1A. Risk Factors

We incorporate herein by reference the risk factors included under Item 1A. of our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 4, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

(a)     Exhibits

3.1	Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Form 10-K, as previously filed with the SEC on March 31, 2010.

3.2	Bylaws of Helios and Matheson Analytics Inc., incorporated by reference to Exhibit 3.2 to the Form 10-K, as previously filed with the SEC on March 31, 2010.

3.3	Certificate of amendment of Certificate of Incorporation of the Registrant.

10.1	Amendment to Professional Services Agreement by and between the Registrant and IonIdea, Inc., dated as of May 31, 2013. †

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets; (ii) consolidated statements of Income and Comprehensive income; (iii) consolidated statements of cash flows; and (iv) the notes to the financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIOS AND MATHESON ANALYTICS INC.

	By:	/s/ Divya Ramachandran
Date: August 2, 2013		Divya Ramachandran
Chief Executive Officer and President

	By:	/s/ Umesh Ahuja
Date: August 2, 2013		Umesh Ahuja
Chief Financial Officer and Secretary