Form 10-Q
period 2013-09-30
Helios & Matheson Analytics Inc.
filed 2013-11-12
CIK 1040792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2013

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

As of October 28, 2013, there were 2,330,438 shares of common stock, $.01 par value per share, outstanding.

HELIOS AND MATHESON ANALYTICS INC.

INDEX

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets as of 30, 2007 and December 31, 2006

HELIOS AND MATHESON ANALYTICS INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,075,842	$2,861,733
Accounts receivable- less allowance for doubtful accounts of $45,586 at September 30, 2013, and $32,421 at December 31, 2012	2,081,149	1,257,488
Unbilled receivables	55,036	21,490
Prepaid expenses and other current assets	170,713	130,571
Total current assets	3,382,740	4,271,282
Property and equipment, net	50,984	52,717
Security Deposit	2,000,000	1,000,000
Deposits and other assets	78,520	100,032
Total assets	$5,512,244	$5,424,031

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,187,106	$1,171,249
Total current liabilities	1,187,106	1,171,249

Shareholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of September 30, 2013, and December 31, 2012	-	-
Common stock, $.01 par value; 30,000,000 shares authorized; 2,330,438 issued and outstanding as of September 30, 2013 and December 31, 2012	23,304	23,304
Paid-in capital	37,855,740	37,855,740
Accumulated other comprehensive loss - foreign currency translation	(78,233)	(46,910)
Accumulated deficit	(33,475,673)	(33,579,352)
Total shareholders' equity	4,325,138	4,252,782
Total liabilities and shareholders' equity	$5,512,244	$5,424,031

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$3,416,301	$3,404,099	$10,058,680	$9,043,693
Cost of revenues	2,747,232	2,654,423	7,926,724	6,952,427
Gross profit	669,069	749,676	2,131,956	2,091,266
Operating expenses:
Selling, general & administrative	572,420	600,618	1,817,360	1,729,155
Depreciation & amortization	2,641	2,703	7,605	12,022
	575,061	603,321	1,824,965	1,741,177
Income from operations	94,008	146,355	306,991	350,089
Other income(expense):
Early lease termination fee	-	-	-	(82,548)
Interest income-net	538	2,414	1,978	8,510
	538	2,414	1,978	(74,038)
Income before income taxes	94,546	148,769	308,969	276,051
Provision for income taxes	(10,446)	6,000	(4,446)	18,000
Net income	104,992	142,769	313,415	258,051
Other comprehensive (loss)/income - foreign currency adjustment	(17,220)	5,526	(31,323)	(2,264)
Comprehensive income	$87,772	$148,295	$282,092	$255,787

Basic and diluted income per share	$0.05	$0.06	$0.13	$0.11
Dividend Per share	$-	$-	$0.09	$-

See accompanying notes to consolidated financial statements.

 Statement of Operations for the three and months ended 30, 2007 and 20

HELIOS AND MATHESON ANALYTICS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended Septermber 30,
	2013	2012
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$313,415	$258,051
Adjustments to reconcile net income to net cash provided/(used) in operating activities:
Depreciation and amortization	7,605	12,022
Provision for doubtful accounts	13,165	(6,118)
Gain on sale of Fixed Asset	(250)	(2,488)
Changes in operating assets and liabilities:
Accounts receivable	(836,826)	(401,491)
Unbilled receivables	(33,546)	12,008
Prepaid expenses and other assets	(40,142)	(89,884)
Accounts payable and accrued expenses	15,860	238,413
Security Deposits	(1,000,000)	-
Deposits	21,512	42,641
Net cash (used in)/provided by operating activities	(1,539,207)	63,154
Cash flows from investing activities:
Purchase of property and equipment	(5,622)	(43,062)
Net cash used in investing activities	(5,622)	(43,062)
Cash flows from financing activities:
Dividend Paid	(209,739)	-
Net cash used in financing activities	(209,739)	-
Effect of foreign currency exchange rate changes on cash and cash equivalents	(31,323)	(2,264)
Net (decrease)/increase in cash and cash equivalents	(1,785,891)	17,828
Cash and cash equivalents at beginning of period	2,861,733	1,998,158
Cash and cash equivalents at end of period	$1,075,842	$2,015,986

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes - net of refunds	$5,009	$5,936

See accompanying notes to consolidated financial statements

Consolidated Stateme

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

3)     INTERIM FINANCIAL STATEMENTS:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 2013, the consolidated statement of income for the three and nine month periods ended September 30, 2013 and 2012 and cash flows for the nine month periods ended September 30, 2013 and 2012.

The consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Form 10-K filed by the Company for the year ended December 31, 2012.

For the three month period ended September 30, 2013, the Company reported net income of approximately $105,000 and for the nine month period ended September 30, 2013, the Company reported net income of approximately $313,000 and for the three month period ended September 30, 2012, the Company reported net income of approximately $143,000 and for the nine month period ended September 30, 2012, the Company reported net income of approximately $258,000. The Company continues to focus on revenue growth by expanding its existing client market share and its client base. The Company also keeps a tight rein on discretionary expenditures and SG&A, which the Company believes will enhance its competitiveness.

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

Information with respect to options under the Company’s Plan is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance - June 30, 2013	-	-
Granted during 3rd Qtr 2013	-	-
Exercised during 3rd Qtr 2013	-	-
Forfeitures during 3rd Qtr 2013	-	-
Balance - September 30, 2013	-	$0.00

The following table summarizes the status of the stock options outstanding and exercisable at September 30, 2013:

Stock Options Outstanding
Exercise Price Range			Weighted Average Exercise Price	Number of Options	Weighted- Remaining Contractual Life (in years)	Number of Stock Options Exercisable

$12.00	-	24.00	$0.00	0	0	0
				0		0

At September 30, 2013 no stock options were outstanding or exercisable.

5)     NET INCOME PER SHARE:

The following table sets forth the computation of basic and diluted net income per share for the three months and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator for basic net income per share

Net income available to common stockholders	$104,992	$142,769	$313,415	$258,051

Numerator for diluted net income per share
Net income available to common stockholders & assumed conversion	$104,992	$142,769	$313,415	$258,051

Denominator:
Denominator for basic and diluted income per share - weighted-average shares	2,330,438	2,330,438	2,330,438	2,330,438

Basic and diluted income per share:
Net income per share	$0.05	$0.06	$0.13	$0.11

6)     CONCENTRATION OF CREDIT RISK:

The revenues of the Company’s top three customers represented approximately 88.0% of the revenues for the nine month period ended September 30, 2013. The revenues of the Company’s top three customers represented approximately 86.8% of revenues for the same period in 2012. No other customer represented greater than 10% of the Company’s revenues for such periods. The Company continues its effort to broaden its customer base.

7)     CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The Company’s commitments at September 30, 2013, are comprised of the following:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating Lease Obligations Rent (1)	$549,640	$157,040	$314,080	$78,520	$-
Total	$549,640	$157,040	$314,080	$78,520	$-

(1) The Company has a New York facility with a lease term expiring April 18, 2017.

As of September 30, 2013, the Company does not have any “Off Balance Sheet Arrangements”.

8)    PROVISION FOR INCOME TAXES

The provision for income taxes as reflected in the consolidated statements of income varies from the expected statutory rate primarily due to a provision for minimum state taxes and the recording of adjustments to the valuation allowance against deferred tax assets. Internal Revenue Code Section 382 (the “Code”) places a limitation on the utilization of Federal net operating loss and other credit carry-forwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percent change in ownership occurs. During 2006, Helios and Matheson Information Technology Ltd (“Helios and Matheson Parent”) acquired a greater than 50 percent ownership of the Company. Accordingly, the actual utilization of the net operating loss carry-forwards for tax purposes are limited annually under the Code to a percentage (currently about four and a half percent) of the fair market value of the Company at the date of this ownership change. The Company maintains a valuation allowance against additional deferred tax assets arising from net operating loss carry-forwards since, in the opinion of management; it is more likely than not that some portion or all of the deferred tax assets will not be realized.

9)    TRANSACTIONS WITH RELATED PERSONS

In September 2010, the Company entered into a Memorandum of Understanding with Helios and Matheson Parent (the “HMIT MOU”) pursuant to which Helios and Matheson Parent has agreed to make available to the Company facilities of dedicated Off-shore Development Centers (“ODCs”) and also render services by way of support in technology, client engagement, management and operating the ODCs for the Company. The Company has furnished Helios and Matheson Parent an additional security deposit of $1 million during the quarter ended September 2013, classified as a non-current asset on the balance sheet, to cover any expenses, claims or damages that Helios and Matheson Parent may incur while discharging its obligations under the HMIT MOU in view of the Company’s increased business transactions and also to provide security for the Company’s payable to Helios and Matheson Parent. Helios and Matheson Parent has been providing recruitment services to Helios and Matheson Analytics Inc. and has not charged a fee for these services. Helios and Matheson Parent also makes investments in deepening the client relationships. These investments take the form of providing knowledge transition free of cost to clients and volume/business commitment based discounts.  The investment made by Helios and Matheson Parent in this regard during the nine months ended September 30, 2013 is approximately $81,000.  The amount payable to Helios and Matheson Parent for services rendered under the HMIT MOU was $341,000 for the nine months ended September 30, 2013 and is included as a component of cost of revenue. All payments to Helios and Matheson Parent under the HMIT MOU are made after collections are received from clients. The amount paid to Helios and Matheson Parent for services rendered under the HMIT MOU was $208,000 for the nine months ended September 30, 2013.

10)    LEGAL PROCEEDINGS

During 2011, Rosen and Associates, P.C. asked for a payment of $23,680 for services it allegedly performed for the Company. The Company did not execute any agreement for performance of services with Rosen and associates, P.C. On August 5, 2013 Rosen and Associates, P.C. filed a claim seeking payment for the services it allegedly performed. Company has filed a counter and hearing is scheduled on March 24, 2014.

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

12)    SUBSEQUENT EVENTS

Management completed an analysis of all subsequent events occurring after September 30, 2013, the balance sheet date, through November 12, 2013, the date upon which the quarter-end consolidated financial statements were issued, and determined there were no additional disclosures required.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of significant factors affecting the Company's operating results, liquidity and capital resources should be read in conjunction with the accompanying financial statements and related notes.

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term under Section 27A of the Securities Act of 1933, as amended, and under Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the SEC. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. The important factors on which such statements are based include, but are not limited to, assumptions concerning the magnitude of the ongoing economic crisis, including its impact on the Company’s customers, demand trends in the information technology industry and the continuing needs of current and prospective customers for the Company’s services.

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

For the nine months ended September 30, 2013, approximately 93% of the Company's consulting services revenues were generated from clients under time and materials engagements, as compared to approximately 90% for the nine months ended September 30, 2012, with the remainder generated under fixed-price engagements and recruitment process outsourcing (RPO) services. The Company has established standard-billing guidelines for consulting services based on the types of services offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a weekly or monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.

The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. For the nine months ended September 30, 2013 and 2012, gross margins were 21.2% and 23.1% respectively.

The Company actively manages its personnel utilization rates by monitoring project requirements and timetables. The Company’s utilization rate for the three months ending September 30, 2013 was approximately 96% as compared to 98% for the three months ending September 30, 2012. As projects are completed, associates either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in the Company’s training programs in order to expand their technical skill sets.

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

Results of Operations

The following table sets forth the percentage of revenues of certain items included in the Company’s Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	80.4%	78.0%	78.8%	76.9%
Gross profit	19.6%	22.0%	21.2%	23.1%
Operating expenses
Operating expenses	16.8%	17.7%	18.1%	19.3%
Income from operations	2.8%	4.3%	3.1%	3.8%
Net Income	3.1%	4.2%	3.1%	2.8%

Comparison of the Three Months Ended September 30, 2013 to the Three Months Ended September 30, 2012

Revenues. Revenues for the three months ended September 30, 2013 and 2012 were unchanged, at approximately $3.4 million.

Gross Profit. Gross profit for the three months ended September 30, 2013 was approximately $669,000 as compared to approximately $750,000 for the three months ended September 30, 2012. As a percentage of total revenues, gross margin for the three months ended September 30, 2013 was 19.6% compared to 22% for the three months ended September 30, 2012. The gross margin decreased primarily as a result of a change in the revenue mix, with less revenue earned from higher margin RPO services.

Operating Expenses. Operating expenses are comprised of selling, general and administrative (“SG&A”) expenses and depreciation and amortization. Operating expenses for the three months ended September 30, 2013 were approximately $575,000 as compared to approximately $603,000 in operating expenses for the 2012 comparable period. Operating expenses decreased due to various cost reduction initiatives.

Taxes. Tax provision for the three months ended September 30, 2013 was ($10,446) as compared to $6,000 for the three months ended September 30, 2012, and is comprised exclusively of minimum state taxes.

Net Income. As a result of the above, the Company had net income of approximately $105,000 or $0.05 per basic and diluted share for the three months ended September 30, 2013, compared to a net income of approximately $143,000 or $0.06 per basic and diluted share for the three months ended September 30, 2012.

Comparison of the Nine Months Ended September 30, 2013 to the Nine Months Ended September 30, 2012

Revenues. Revenues for the nine months ended September 30, 2013 were approximately $10 million compared to approximately $9 million for the nine months ended September 30, 2012. The increase is primarily attributable to an increase in consulting revenue. The Company has concurrently improved revenue quality by replacing short term revenue with long-term annuity revenue.

Gross Profit. Gross profit was unchanged at approximately $2.1 million for the nine months ended September 30, 2013 and September 30, 2012. As a percentage of total revenues, gross margin for the nine months ended September 30, 2013 was 21.2% compared to 23.1% for the nine months ended September 30, 2012. The gross margin decreased primarily as a result of a change in the revenue mix, with less revenue earned from higher margin RPO services.

Operating Expenses. Operating expenses are comprised of selling, general and administrative (“SG&A”) expenses and depreciation and amortization. Operating expenses for the nine months ended September 30, 2013 were approximately $1.8 million compared to approximately $1.7 million in operating expenses for the 2012 comparable period. The increase in SG&A was mainly due to certain onetime charges primarily relating to promotion of the Company's predictive analytics offering.

Taxes. Tax provision for the nine months ended September 30, 2013 was approximately ($4,000) compared to $18,000 for the nine months ended September 30, 2012, and is comprised exclusively of minimum state taxes.

Net Income. As a result of the above, the Company had net income of approximately $313,000 or $0.13 per basic and diluted share for the nine months ended September 30, 2013 compared to a net income of approximately $258,000 or $0.11 per basic and diluted share for the nine months ended September 30, 2012.

Liquidity and Capital Resources

A significant portion of the Company’s major customers are in the financial services industry and came under considerable pressure as a result of the unprecedented economic conditions in the financial markets. Spending on analytics and technology consulting services is largely discretionary, and the Company has experienced a pushback of new assignments and high margin projects from existing clients. Although revenues have improved quarter over quarter, the Company has reported substantially similar income from operations. The Company had income from operations of approximately $307,000 and net income of approximately $313,000 for the nine months ended September 30, 2013. During the nine months ended September 30, 2012, the Company had income from operations of approximately $350,000 and net income of approximately $258,000.

The Company's cash balances were approximately $1.1 million at September 30, 2013 and $ 2.8 million at December 31, 2012. Net cash used in operating activities for the nine months ended September 30, 2013 was approximately $1.5 million compared to net cash provided by operating activities of approximately $63,000 for the nine months ended September 30, 2012. During the quarter ended September 30, 2013, the Company furnished an additional security deposit to Helios and Matheson Parent. See Note 9 to the Company’s financial statements for additional information.

The Company's accounts receivable, less allowance for doubtful accounts, at September 30, 2013 and at December 31, 2012 were approximately $2.1 million and $1.3 million, respectively, representing 55 days and 34 days of sales outstanding (“DSO”) respectively. The increase in DSO was temporary and a significant amount (about 20%) of overdue receivables have been collected subsequent to September 30, 2013. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.

The Company’s accounts payable and accrued expenses at September 30, 2013 and at December 31, 2012 were approximately the same at $1.2 million.

For the nine month period ended September 30, 2013 cash used in investing activities was approximately ($6,000) compared to approximately ($43,000) of cash used in investing activities for the nine month period ended September 30, 2012. Cash was used for the purchase of fixed assets.

For the nine month period ended September 30, 2013 cash used in financing activities was approximately ($210,000) as compared to $0 for the nine month period ended September 30, 2012. On February 3, 2013 the Company’s Board of Directors declared a dividend of $0.09 per share on the Company's common stock, amounting to a payout of $209,739.

In management's opinion, cash flows from operations combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months.

For the nine months ended September 30, 2013 and 2012, there were no shares of common stock issued pursuant to the exercise of options granted under the Company’s stock option plan.

Off Balance Sheet Arrangements

As of September 30, 2013, the Company does not have any off balance sheet arrangements.

Contractual Obligations and Commitments

The Company’s commitments at September 30, 2013 are reflected and further detailed in the Contractual Obligation table located in Note 7 of the Company’s financial statements.

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

Recent Accounting Pronouncements

None.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not Required.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures. As of September 30, 2013, we carried out an evaluation, under the supervision of and with the participation of our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.

Changes in internal control. During the quarter covered by this report, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings

Not Applicable.

Item 1A.    Risk Factors

The Company incorporates herein by reference the risk factors included at Item 1A of it Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 4, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

(a)     Exhibits

3.1	Certificate of Incorporation of the registrant, incorporated by reference to Exhibit 3.1 to the Form 10-K, as previously filed with the SEC on March 31, 2010.

3.2	Bylaws of Helios and Matheson Information Technology Inc., incorporated by reference to Exhibit 3.2 to the Form 10-K, as previously filed with the SEC on March 31, 2010.

3.3	Certificate of amendment of Certificate of Incorporation of the registrant, incorporated by reference to Exhibit 3.3 to the Form 10-Q, as previously filed with the SEC on August 2, 2013.

10.1	Amendment to Professional Services Agreement by and between the Registrant and IonIdea, Inc., dated as of July 26, 2013.

10.2

Amendment to Memorandum of Understanding, dated as of August 30, 2013, between the Registrant and Helios and Matheson Information Technology Limited, incorporated by reference to Exhibit 10.1 to the Form 8-K as previously filed with the SEC on September 5, 2013.

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

101

The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensive Business Reporting Language (XBRL):  (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of cash flows; and (iv) the notes to the financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIOS AND MATHESON ANALYTICS INC.

By: /s/ Divya Ramachandran
Date: November 12, 2013	Divya Ramachandran
Chief Executive Officer and President

By: /s/ Umesh Ahuja
Date: November 12, 2013	Umesh Ahuja
Chief Financial Officer and Secretary