Form 10-K
period 2013-12-31
Helios & Matheson Analytics Inc.
filed 2014-03-03
CIK 1040792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $2,602,047 based on the sale price of the registrant's common stock on the NASDAQ Capital Market on the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 25, 2014, there were 2,330,438 shares of the registrant’s common stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report. See Item 15 for a list of other exhibits incorporated by reference into this Report.

TABLE OF CONTENTS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 throughout and in particular in the discussion at Item 7 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks, including those discussed in the risk factors set forth in Item 1A of this report, could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:

●	our capital requirements and whether or not we will be able to raise capital when we need it;

●	changes in local, state or federal regulations that will adversely affect our business;

●	our ability to market and distribute or sell our products;

●	whether we will continue to receive the services of certain officers and directors;

●	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and

●	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

We do not intend to update forward-looking statements. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

PART I

Item 1.   Business

General

Since 1983, Helios and Matheson Analytics Inc. (“Helios and Matheson” or the “Company”) has provided high quality IT services and solutions to Fortune 1000 companies and other large organizations. Effective as of May 3, 2013, the company changed its name from Helios and Matheson Information Technology Inc. to Helios and Matheson Analytics Inc. Management believes that the new name more accurately reflects its business and operations going forward, which have moved beyond IT. The Company now offers its clients an enhanced suite of services of predictive analytics with technology at its foundation enriched by data science. Through the Company’s association with Helios and Matheson Information Technology Ltd. (referred to herein as “Helios and Matheson Parent”), we are developing long term mutually beneficial opportunities, both in the United States and globally. Helios and Matheson Parent is an information technology services organization with corporate headquarters in Chennai, India and the owner of approximately 75% of the Company’s outstanding common stock. The Company is headquartered in New York City and has a second office in Bangalore, India. The Company's shares are listed on The NASDAQ Capital Market (“NASDAQ”) under the symbol "HMNY". Our website address is www.hmny.com. Information on our website is not a part of this report.

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

In the past 6 to 8 years, we have seen a significant change in the volume, velocity and variety of data due to emerging technologies in computing power and with the proliferation and use of smart phones. This has unleashed the potential of Big Data, a collection of data sets so large and complex that it becomes difficult to process using on-hand database management tools or traditional data processing applications. The amount of data in the world is growing fast. In 2013, the amount of stored information in the world is estimated to be around 1,200 Exabyte, of which less than 2%, such as record albums, video tapes, etc., is non-digital. Traditional digital databases are challenged to capture, store, search, share, analyze, and visualize this data deluge. Companies are relentlessly innovating to satisfy the increasingly demanding 21st century customer who lives many lives at once – online, mobile, global, local, blurring the lines between work and play, spoilt for choice and hungry for meaning and connection. It is now essential for business and IT organizations to work hand-in-hand to truly leverage the potential of Big Data – deepen customer engagement, realize operational efficiencies and essentially institutionalize data driven decision making.

Strategy

Helios and Matheson endeavors to provide high-quality, value-based offerings in the areas of application value management, application development, integration, independent validation, infrastructure and information management and analytics services.

We believe that the Company’s integrated service of Big Data technology, advanced analytics, extensive domain expertise in the areas of financial services and healthcare, including engaging data visualization, empowers our clients to unlock the value of data to make better decisions.

Helios and Matheson is ISO 27001 certified, the global benchmark for data security. This internationally recognized certification is validation of our commitment to information security best practices.

The Company believes that intense focus on client satisfaction, business aware solutions and guaranteed delivery provides tangible business value to its client base across banking, financial services, insurance and healthcare verticals.

The Company’s goal is to realize consistent growth and competitive advantage through the following strategic initiatives:

Expand Existing Client Market Share. The Company endeavors to expand its penetration and market share within its existing client base through client focused sales and marketing initiatives allowing the Company to offer existing clients a broad suite of technology and analytics services. The Company’s relationships with current clients provide opportunities to market additional services in current and new geographical markets.

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

Helios and Matheson Operations

Service Lines. The Company’s main services include application value management, application development, integration, independent validation, infrastructure, information management and analytics services. These services account for approximately 91% of the Company’s revenues.

Software. Helios and Matheson markets and distributes software products developed by independent software developers. During 2013, software revenue was approximately 1% of the Company’s total revenues.

Clients

The Company’s clients consist primarily of Fortune 1000 companies and other large organizations. The Company’s clients operate in a diverse range of industries with a concentration in the banking, financial services, insurance and healthcare industries. The Company’s three of its top five clients measured by revenue for the year ended December 31, 2013 have been clients for over five years. The revenues of the Company’s top three clients represented approximately 88% of the revenues for the twelve month period ended December 31, 2013 and December 31, 2012. No other client represented greater than 10% of the Company’s revenues for such periods. During 2014, the Company expects that a significant portion of its revenues will continue to come from these clients. As indicated above, the Company continues to work positively to expand its client base by offering services to many of its existing clients in their offices outside New York and New Jersey and using such contacts as a gateway into new geographies.

All of the Company’s revenues were derived from clients within the United States for each of the years ended December 31, 2013 and 2012.

Sales and Marketing

The Company’s marketing strategy is to develop long-term mutually beneficial relationships with existing and new clients that will lead the Company to become a preferred provider of IT and analytics services. The Company seeks to employ a "cross selling" approach where appropriate to expand the number of services utilized by a single client. Other sales and marketing methods include client referrals, networking, and attendance at conferences.

Competition

The market for IT consulting and analytics services is intensely competitive, affected by rapid technological advances and includes a large number of competitors. The Company's competitors include the current or former consulting divisions of the “Big Four” accounting firms, major offshore outsourcing companies, systems consulting and implementation firms, application software development firms, management consulting firms, divisions of large hardware and software companies, and niche providers of IT and analytics services. Many of these competitors have significantly greater financial, technical and marketing resources than the Company. Competition imposes significant pricing pressures on the Company. Given the positive improvement in operations during the 2013 and 2012 fiscal years, the Company expects to improve its competitive presence going forward.

The Company believes that the principal competitive factors in the IT services and analytics market include breadth of services offered, industry and technology knowledge, expertise, intellectual property, cost competitiveness, quality of service and responsiveness to client needs. A critical component of the Company’s ability to compete in the marketplace is its ability to attract, develop, motivate and retain skilled professionals.

Human Resources

At December 31, 2013, the Company had 44 employees, of whom 37 were technology consultants, 3 provided sales and marketing services, 1 provided technical and customer service and 3 were executive, financial and administrative personnel. None of the Company’s employees are represented by a labor union, and the Company has never incurred a work stoppage. In addition to these employees, the Company was utilizing the services of 49 independent contractors at December 31, 2013. These independent contractors act as consultants and they are not employees of the Company.

Long-Lived Assets

Substantially all of the Company’s long-lived assets were located in the United States for the years ended December 31, 2013 and 2012, respectively.

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

Helios and Matheson Parent has granted the Company a non-exclusive right to use the name "Helios and Matheson" and related trademarks, service names and service marks. Helios and Matheson Parent has the right to terminate the Company’s right to use the name and related trademarks and service marks upon each of the following events: (i) the Company duly and properly effectuates a change of the Company's corporate name which change is not consented to or approved by Helios and Matheson Parent; (ii) the Company consummates a business combination or merger, pursuant to which the Company is not the surviving corporation, or the Company consummates a sale of all or substantially all of its assets without the consent or approval of Helios and Matheson Parent or (iii) the Company files, or becomes a debtor subject to, a bankruptcy proceeding which proceeding or filing was not commenced by Helios and Matheson Parent or consented to by Helios and Matheson Parent. The Company could be materially adversely affected if Helios and Matheson Parent terminated the Company’s rights to use the name and the related trademarks and service marks as the Company would be forced to change its name, commence marketing under a new name and would not be able to enjoy the benefits of the Company’s marketing efforts under the name Helios and Matheson. Additionally, the Company is reliant upon Helios and Matheson Parent to protect Helios and Matheson’s trademarks, trade names, service marks and service names.

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

Spending on IT consulting and analytics services is largely discretionary and will decline during economic downturns or periods of economic uncertainty when the Company’s clients are operating under reduced budgets, including during the current period. A significant portion of the Company’s revenues are derived from sales to clients in the financial services, banking and insurance industries. Many of the Company’s major clients in the financial services industry came under significant financial pressure as a result of the recent economic crisis. If the period of economic uncertainty continues or if the economic environment worsens it could further erode the Company’s ability to sell future projects.

We rely on a concentrated client base for much of our revenue.

We rely on a small number of clients for a significant portion of our revenue. During the years ended December 31, 2013 and December 31, 2012, our top three clients accounted for 88% of our revenue. If we were to lose any of these clients, we cannot assure you that they could be replaced quickly or at all. Our loss of any of these clients could have a material adverse effect on our revenues and results of operations.

Our stock price is volatile.

The Company’s stock was traded on 197 days during 2013 and may be subject to wide fluctuations in price in response to variations in quarterly results of operations and other factors, including financings, technological innovations and general economic or market conditions. For example, the closing price of our common stock during 2013 was as low as $2.88 and as high as $8.29. Stock markets have experienced extreme price and volume trading volatility in the recent past. This volatility had a substantial effect on the market price of many technology companies that has often been unrelated to the operating performance of those companies. This volatility may adversely affect the market price of the Company’s common stock.

Our industry is subject to rapid change.

Our industry is characterized by rapidly changing technology, evolving industry standards, frequent new product and service introductions, evolving distribution channels and changing customer demands. We must adapt to rapidly changing technological and application needs by continually improving our products as well as introducing new products and services to address user demands. Our success will depend in part on our ability to develop information technology solutions to meet client expectations, and offer services and solutions that keep pace with continuing changes in information technology, evolving industry standards and changing client preferences. If we are unable to keep up with technological changes and changes in industry standards, our business, reputation and results of operations may be materially adversely affected.

Our industry is intensely competitive.

The market for IT consulting and analytic services is intensely competitive, affected by rapid technological advances and includes a large number of competitors. Our competitors include the current or former consulting divisions of the “Big Four” accounting firms, major offshore outsourcing companies, systems consulting and implementation firms, application software development firms, management consulting firms, divisions of large hardware and software companies, and niche providers of IT services. Many of these competitors have significantly greater financial, technical and marketing resources than we have. Competition imposes significant pricing pressures on us. If we are unable to compete successfully in our markets, our business and financial results will be materially adversely affected.

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

While we recently declared and paid a dividend of $0.08 per share, we have no immediate plans to continue to pay dividends in the future.

On February 2, 2014, our Board of Directors declared a cash dividend of $0.08 per share to shareholders of record on February 18, 2014. However, we have no immediate plans to continue to pay dividends in the future. Currently, we plan to reinvest all of our earnings in order to market our products and to cover operating costs. We cannot assure you that we would, at any time in the future, again generate sufficient surplus cash that would be available for distribution to the holders of our common stock as a dividend. Therefore, at this time you should not expect to receive future cash dividends on our common stock.

Item 1B.   UNRESOLVED STAFF COMMENTS

Not Required.

Item 2.   Properties

The Company’s executive office is located at the Empire State Building, 350 Fifth Avenue, Suite # 7520, New York, NY 10118. The Company’s executive office is located in a leased facility with a term expiring on April 30, 2017. In addition, the Company has an office in Bangalore, India and pays a facilities fee that is based on the utilization of such facility. The Company is currently using such facilities under a Statement of Work, which expires on July 31, 2014. The SOW will renew automatically thereafter annually unless terminated by either party in accordance with the provisions of original agreement. These facilities are suitable and adequate for our current operations.

.

Item 3.   Legal Proceedings

See Note 13 “Legal Proceedings” included in the Company’s financial statements which are included at Item 15 (a) of Part IV of this report.

Item 4.   MINE SAFETY DISCLOSURE

Not Applicable

PART II

Item 5.   Market for Registrant’s Common Equity, Related Shareholder Matters AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The Company’s common stock is listed on The NASDAQ Capital Market under the symbol “HMNY.”

The following table sets forth the quarterly range of high and low sale prices of the Company’s common stock since January 1, 2012 as reported by NASDAQ:

2013	High	Low
First Quarter	$4.77	$2.97
Second Quarter	5.24	2.99
Third Quarter	9.50	3.82
Fourth Quarter	7.86	5.00

2012	High	Low
First Quarter	$7.00	$1.71
Second Quarter	4.70	1.97
Third Quarter	3.70	1.81
Fourth Quarter	3.90	1.92

Dividends

During 2013, the Board of Directors of the Company declared a cash dividend of $0.09 per share to its common stockholders. On February 2, 2014, the Board of Directors declared a cash dividend of $0.08 per share to its common stockholders on February 18, 2014. The payment of dividends is at the discretion of the Company’s Board of Directors, who review many factors, including but not limited to profitability expectations, liquidity and financing needs, before making a determination that dividends will be paid. There is no guarantee that the Company’s Board of Directors will declare dividends in the future.

Holders

There were approximately 14 registered holders of record of the Company’s common stock as of February 25, 2014.

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

Overview

Helios and Matheson provides a wide range of high quality information technology (“IT”) consulting solutions, custom application development and analytics services to Fortune 1000 companies and other large organizations. The Company is headquartered in New York City, New York and has a subsidiary in Bangalore, India.

For the three and twelve months ended December 31, 2013, approximately 93% and 91% of the Company's consulting services revenues were generated from clients under time and materials engagements, with the remainder generated under fixed-price engagements and recruitment process outsourcing (RPO) engagements as compared to 94% and 91% for the three and twelve months ended December 31, 2012, respectively. The Company has established standard-billing guidelines for consulting services based on the types of services offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a weekly and monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.

The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. For the twelve months ended December 31, 2013 and 2012, gross margin was 20.6% and 22.5% respectively.

Helios and Matheson actively manages its personnel utilization rates by monitoring project requirements and timetables. Helios and Matheson’s utilization rate for the three and twelve months ending December 31, 2013, was approximately 92% and 96%, respectively as compared to 94% and 96% for the three and twelve months ending December 31, 2012, respectively. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in Helios and Matheson's training programs in order to expand their technical skill sets.

Investments by Helios and Matheson Parent

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

Results of Operations

The following table sets forth the percentage of revenues of certain items included in the Company’s Statements of Income:

	Year Ended December 31,
	2013	2012
Revenues	100.0%	100.0%
Cost of revenues	79.4%	77.5%
Gross profit	20.6%	22.5%
Operating expenses	17.7%	18.4%
Profit from operations	2.8%	4.1%
Net Profit	2.9%	3.4%

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012

Revenues. Revenues of the Company increased by $0.9 million or 7.5% from $12.4 million for the twelve months ended December 31, 2012 to $13.3 million for the twelve months ended December 31, 2013. The increase was primarily attributable to an increase in consulting revenue.

Gross Profit. The resulting gross profit for the twelve months ended December 31, 2013 was $2.7 million, a decrease of $54,000 or 1.9% from the 2012 comparable period amount of $2.8 million. As a percentage of total revenue, gross margin for the twelve months ended December 31, 2013 and 2012 was 20.6% and 22.5% respectively. The gross margin decreased primarily as a result of decrease in high margin projects and RPO services revenue offsetting with increase in consulting revenue.

Operating Expenses. Operating expenses are comprised of Selling, General and Administrative (“SG&A”) expenses and depreciation and amortization. For the twelve months ended December 31, 2013 and December 31, 2012 operating expenses were $2.4 million and $2.3 million respectively. The Company continues to focus on various cost reduction initiatives including, but not limited to, renegotiation with major vendors and process restructuring.

Other Income/(Expenses). Other expenses for the twelve months ended December 31, 2013 is comprised exclusively of interest income of $6,437. The comparable 2012 period is comprised of an early lease termination fee of $82,548 payable to the Company’s former landlord as a result of the Company relocating to the Empire State Building.  The termination payment was deducted from the security deposit already held by the landlord. Offsetting this lease termination fee was $9,425 of interest earned for the twelve months ended December 31, 2012 on cash and cash equivalents.

Taxes. For the twelve months ended December 31, 2013, the Company recorded a tax provision of $12,000 for minimum state taxes and provision to return adjustments of ($13,446) from the filing of state and federal tax returns, as compared to a tax provision of $24,000 for minimum state taxes and provision to return adjustments of ($12,845) for the twelve months ended December 31, 2012. In addition, deferred taxes were not impacted by the pre-tax net income since such amounts were fully reserved as of December 31, 2013 and 2012 respectively.

Net Income. As a result of the above, the Company had net income of approximately $383,000 or $0.16 per basic and diluted share for the twelve months ended December 31, 2013, compared to net income of approximately $422,000 or $0.18 per basic and diluted share for the twelve months ended December 31, 2012.

Liquidity and Capital Resources

The Company believes that its business, operating results and financial condition have been affected by the economic crisis and ongoing economic uncertainty which continue to impact the IT and analytics spending of its clients. A significant portion of the Company’s major clients are in the financial services industry and came under considerable pressure as a result of the unprecedented economic conditions in the financial markets. Spending on IT consulting and analytics services is largely discretionary, and the Company has experienced a pushback of new assignments and high margin projects from existing clients. Although revenues have remained relatively consistent year over year, the Company has reported a 9% decrease in net income during 2013 as compared to net income during 2012 primarily as a result of decrease in high margin projects and RPO services revenue offsetting with increase in consulting revenue. The Company had a net income of approximately $383,000 for the twelve months ended December 31, 2013. During the twelve months ended December 31, 2012, the Company had a net income of approximately $422,000.

The Company's cash balances were approximately $0.7 million at December 31, 2013 as compared to $ 2.9 million at December 31, 2012. Net cash used in operating activities for the twelve months ended December 31, 2013 was approximately $1.9 million as compared to net cash provided by operating activities of approximately $928,000 for the twelve months ended December 31, 2012. During the year ended December 31, 2013 cash used in operating activities included an increase in the amount of $1 million to a security deposit transferred to Helios and Matheson Parent. The security deposit is used to cover any expenses, claims or damages that Helios and Matheson Parent may incur while discharging its obligations under a memorandum of understanding we entered into with Helios and Matheson Parent in September 2010 and also to cover the Company’s payable to Helios and Matheson Parent pursuant to the memorandum of understanding. See Note 12 “Transaction with Related Party” included in the Company’s financial statements which are included at Item 15 (a) of Part IV of this report.

The Company's accounts receivable, less allowance for doubtful accounts, at December 31, 2013 and December 31, 2012 were $2.1 million and $1.3 million, respectively, representing 59 days and 34 days of sales outstanding (“DSO”) respectively. The Company believes DSO of 59 days and 34 days in 2013 and 2012, respectively, is consistent with favorable resolutions of a limited number of dated client disputes. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.

The Company’s accounts payable and accrued expenses at December 31, 2013 and at December 31, 2012 were approximately $0.8 million and $1.2 million, respectively.

For the twelve months ended December 31, 2013 and 2012, revenues from the Company’s three largest clients represented 88% of revenues. No other customer represented greater than 10% of the Company's revenues for such periods.

Net cash used in investing activities was $7,699 and $43,636 for the twelve months ended December 31, 2013 and 2012, respectively. During 2013, additions of property and equipment were offset by disposals totaling $250 as compared to $12,000 during 2012.

For the twelve months period ended December 31, 2013, cash used by financing activities was ($210,000) as compared to $0 for the twelve months ended December 31, 2012. On February 3, 2013 the Company’s Board of Directors declared a dividend of $0.09 per share on the Company's common stock, amounting to a payout of $209,740.

In management's opinion, cash flows from operations combined with cash on hand will provide adequate funding the Company's working capital obligations for the next twelve months.

For the twelve months ended December 31, 2013 and 2012, there were no shares of common stock issued pursuant to the exercise of options issued under the Company’s stock option plan.

Going Concern

See “Going Concern” in Note 1 of the Company’s financial statements which are included at Item 15 (a) (1) and (2) of Part IV of this report.

Off-Balance Sheet Arrangements

The Company did not have any “Off Balance Sheet Arrangements” during the twelve months ended December 31, 2013 and 2012.

Contractual Obligations

The Company has the following contractual obligations as of December 31, 2013:

Contractual Obligations	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating Lease Obligations
Rent (1)	523,467	157,040	314,080	52,347	-
Total	$523,467	$157,040	$314,080	$52,347	$-

(1)   The Company has a New York facility in the Empire State Building with a lease term expiring April 30, 2017.

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

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management under the supervision of and with the participation of our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of December 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.

Management Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2013, the end of the Company’s fiscal year. Management based its assessment on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013. Management has reviewed the results of the assessment of the Company’s internal controls over financial reporting with the Audit Committee of the Company’s Board of Directors.

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

Changes in Internal Controls

During the period covered by this report, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   OTHER INFORMATION

None

PART III

Item 10.   Directors, Executive Officers and corporate governance

The information concerning the Company’s Code of Ethics is set forth below in this Item 10. All other information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

Code of Ethics

The Board of Directors has adopted a code of ethics designed, in part, to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with or submits to the Securities and Exchange Commission and in the Company’s other public communications, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of code violations to an appropriate person or persons, as identified in the code and accountability for adherence to the code. The code of ethics applies to all directors, executive officers and employees of the Company. The Company will provide a copy of the code to any person without charge, upon request to Ms. Jeannie Lovastik, Human Resources Manager, by calling 212-979-8228 or writing to Ms. Lovastik’s attention at Helios and Matheson Analytics Inc., 350 Fifth Avenue, Suite 7520, New York, New York, 10118.

The Company intends to disclose any amendments to or waivers of its code of ethics as it applies to directors or executive officers by filing them on Form 8-K.

Item 11.   Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

Item 12.   Security Ownership of Certain Beneficial Owners and Management AND RELATED SHAREHOLDER MATTERS

The information concerning the Company’s equity compensation plan is set forth below in this Item 12. All other information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The Equity Compensation Plan Information as of December 31, 2013 was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31,2013	Weighted-average exercise price of outstanding options, warrants and rights as of December 31, 2013

Number of securities remaining available for future issuance under equity compensation plans (Excluding securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2013

Equity compensation plans approved by security holders	-	$-	184,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	184,000

Item 13.   Certain Relationships and Related Transactions, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

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

15 (a) (3) Exhibits

The exhibits filed as part of this Annual Report on Form 10-K is listed in the Exhibit Index immediately preceding the exhibits. The Company has identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 15(a) (3) of Form 10-K.

Exhibit

Number	Description of Exhibits

3.1	Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the form 10-K, as previously filed with SEC on March 31, 2010.

3.1.1

Certificate of Amendment to Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.3 to the Form 10-Q for the period ended March 31, 2011 as filed with the SEC on May 13, 2011.

3.1.2

Certificate of Amendment to Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.4 to the Form 10-Q for the period ended June 30, 2011 as filed with the SEC on August 15, 2011.

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

10.3

Form of Indemnification Agreement between the Registrant and certain of its Directors and its Chief Executive Officer, incorporated by reference to Exhibit 10.12 to the Form 10-Q for the period ended September 30, 2003 as previously filed with the SEC on November 14, 2003. †

10.4

Amendment dated August 30, 2013 to Memorandum of Understanding dated as of September 22, 2010 between the Registrant and Helios and Matheson Information Technology Limited, incorporated by reference to Exhibit 10.1 to the Form 8-K as previously filed with the SEC on September 5, 2013.

10.5	Form of Board of Directors Services Agreement, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended September 30, 2012 as previously filed with the SEC on November 5, 2012.

10.6

Lease Agreement dated as of January 10, 2012 between the Registrant and Empire State Building Company LLC, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended March 31, 2012 as previously filed with the SEC on May 15, 2012.

10.7

Statement of Work dated August 1, 2008 between the Registrant and IonIdea, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended September 30, 2010 as previously filed with the SEC on November 15, 2010.

10.8

Amendment to Statement of Work dated August 1, 2008 between the Registrant and ionIdea, inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended June 30, 2013 as previously filed with the SEC on August 2, 2013.

10.9

Amendment dated July 16, 2013 to Statement of Work dated August 1, 2008 between the Registrant and IonIdea, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended September 30, 2013 as previously filed with the SEC on November 12, 2013.

21

Helios and Matheson Analytics, Inc. (formerly Helios and Matheson Information Technology Inc.) List of Subsidiaries, incorporated by reference to Exhibit 21 to the Form 10-K for the period ended December 31, 2009, as previously filed with SEC on March 31, 2010.

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

Dated: March 3, 2014

HELIOS AND MATHESON ANALYTICS INC.

By:	/s/ Divya Ramachandran
Divya Ramachandran
President and Chief Executive Officer

By:	/s/ Umesh Ahuja
Umesh Ahuja
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Divya Ramachandran	President, Chief Executive Officer and Director	March 3, 2014
Divya Ramachandran	(Principal Executive Officer)

/s/ Shri S. Jambunathan	Chairman and Director	March 3, 2014
Shri S. Jambunathan

/s/ Viraj Patel	Director	March 3, 2014
Viraj Patel

/s/ Kishan Grama Ananthram	Director	March 3, 2014
Kishan Grama Ananthram

/s/ Umesh Ahuja	Chief Financial Officer (Principal Financial Officer)	March 3, 2014
Umesh Ahuja

ITEM 15 (a) (1) and (2)

HELIOS AND MATHESON ANALYTICS INC.

The following consolidated financial statements and financial statement schedule of Helios and Matheson Analytics Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm – Mercadien, P.C. Certified Public Accountants	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Income and Comprehensive Income	F-4

Consolidated Statements of Shareholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7

The following consolidated financial statement schedule of Helios and Matheson Analytics Inc. is included in Item 15(c): Schedule II – Valuation and Qualifying Accounts	S-1

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Helios and Matheson Analytics Inc.

We have audited the accompanying consolidated balance sheets of Helios and Matheson Analytics, Inc. and Subsidiary, (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Helios and Matheson Analytics Inc. and Subsidiary as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Helios and Matheson Analytics Inc.’s internal control over financial reporting as of December 31, 2013 included in Item 9A on the Form 10-K entitled Management Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

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

/s/ Mercadien, P.C., Certified Public Accountants

Mercadien, P.C., Certified Public Accountants

Hamilton, New Jersey

March 3, 2014

HELIOS AND MATHESON ANALYTICS INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$660,278	$2,861,733
Accounts receivable- less allowance for doubtful accounts of $28,213 at December 31, 2013, and $32,421 at December 31, 2012	2,147,436	1,257,488
Unbilled receivables	143,126	21,490
Prepaid expenses and other current assets	147,448	130,571
Total current assets	3,098,288	4,271,282
Property and equipment, net	50,071	52,717
Security Deposit	2,000,000	1,000,000
Deposits and other assets	78,520	100,032
Total assets	$5,226,879	$5,424,031

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$830,948	$1,171,249
Total current liabilities	830,948	1,171,249

Shareholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of December 31, 2013, and December 31, 2012	-	-
Common stock, $.01 par value; 30,000,000 shares authorized; 2,330,438 issued and outstanding as of December 31, 2013 and as of December 31, 2012	23,304	23,304
Paid-in capital	37,855,740	37,855,740
Accumulated other comprehensive loss - foreign currency translation	(77,032)	(46,910)
Accumulated deficit	(33,406,081)	(33,579,352)
Total shareholders' equity	4,395,931	4,252,782
Total liabilities and shareholders' equity	$5,226,879	$5,424,031

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012

Revenues	$13,291,095	$12,368,920
Cost of revenues	10,558,446	9,582,191
Gross profit	2,732,649	2,786,729
Operating expenses:
Selling, general and administrative	2,346,926	2,266,666
Depreciation and amortization	10,595	14,092
	2,357,521	2,280,758
Income from operations	375,128	505,971
Other income(expense):
Early lease termination fee	-	(82,548)
Interest income	6,437	9,425
	6,437	(73,123)
Income before income taxes	381,565	432,848
Provision for income taxes	(1,446)	11,155
Net Income	383,011	421,693
Other comprehensive loss - foreign currency adjustment	(30,123)	(20,978)
Comprehensive Income	$352,888	$400,715

Basic and diluted net income per share	$0.16	$0.18
Dividend Per share	$0.09	$-

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comp	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2011	-	$-	2,330,438	$23,304	$37,855,740	$(25,932)	$(34,001,045)	$3,852,067
Net Income	-	-	-	-	-	-	421,693	421,693
Foreign Exchange Translation	-	-	-	-	-	(20,978)	-	(20,978)
Balance, December 31, 2012	-	-	2,330,438	23,304	37,855,740	(46,910)	(33,579,352)	4,252,782
Net Income	-	-	-	-	-	-	383,011	383,011
Dividend Paid	-	-	-	-	-	-	(209,740)	(209,740)
Foreign Exchange Translation	-	-	-	-	-	(30,122)	-	(30,122)
Balance, December 31, 2013	-	$-	$2,330,438	$23,304	$37,855,740	$(77,032)	$(33,406,081)	$4,395,931

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2013	2012

Cash flows from operating activities:
Net income	$383,011	$421,693
Adjustments to reconcile net income to net cash provided/(used) in operating activities:
Depreciation and amortization	10,595	14,092
Provision for doubtful accounts	(4,208)	(45,169)
Gain on sale of Fixed Asset	(250)	(2,488)
Changes in operating assets and liabilities:
Accounts receivable	(885,740)	453,234
Unbilled receivables	(121,636)	24,918
Prepaid expenses and other assets	(16,877)	(47,245)
Accounts payable and accrued expenses	(340,301)	66,513
Security Deposits	(1,000,000)	-
Deposits	21,512	42,641
Net cash (used in)/provided by operating activities	(1,953,894)	928,189
Cash flows from investing activities:
Purchase of property and equipment	(7,699)	(43,636)
Net cash used in investing activities	(7,699)	(43,636)
Cash flows from financing activities:
Dividend Paid	(209,739)	-
Net cash used in financing activities	(209,739)	-
Effect of foreign currency exchange rate changes on cash and cash equivalents	(30,123)	(20,978)
Net (decrease)/increase in cash and cash equivalents	(2,201,455)	863,575
Cash and cash equivalents at beginning of period	2,861,733	1,998,158
Cash and cash equivalents at end of period	$660,278	$2,861,733

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes - net of refunds	$5,701	$5,936

See accompanying notes to consolidated financial statements

HELIOS AND MATHESON ANALYTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Basis of Presentation

Helios and Matheson Analytics Inc. (“Helios and Matheson” or the “Company”) was incorporated in the state of New York in February of 1983 and became a public company in August of 1997. In October of 2009, Helios and Matheson changed its state of incorporation from New York to Delaware. The Company is headquartered in New York, New York and has offices in New York and Bangalore, India. The Company provides a wide range of information technology (“IT”) consulting, custom application development and solutions and analytics services to Fortune 1000 companies and other large organizations. The Company supports all major computer technology platforms and supports client IT projects by using a broad range of third-party software applications. Effective as of May 3, 2013, the company changed its name from Helios and Matheson Information Technology Inc. to Helios and Matheson Analytics Inc. Management believes that the new name more accurately reflects its business and operations going forward, which have moved beyond IT. The Company now offers its clients an enhanced suite of services of predictive analytics with technology at its foundation enriched by data science. The Company is also developing long term opportunities both in the United States and globally through its association with Helios and Matheson Information Technology Ltd. (referred to herein as “Helios and Matheson Parent”), , an information technology services organization with corporate headquarters in Chennai, India and the owner of approximately 75% of the Company’s outstanding common stock.

Principles of Consolidation

The consolidated financial statements include the accounts of Helios and Matheson Analytics Inc. and its 100% owned subsidiary Helios and Matheson Global Services Private Limited (“HMGS”) from its date of acquisition on September 30, 2005. All material inter-company accounts and transactions have been eliminated.

Certain amounts reported in previous years have been reclassified to conform to the fiscal 2013 presentation.

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

HELIOS AND MATHESON ANALYTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Foreign Currency Translation

Assets and liabilities denominated in non-U.S. currencies are translated at the rate of exchange prevailing on the date of the consolidated balance sheet and revenues and expenses are translated at average rates of exchange for the period. Gains (losses) on translation of the consolidated financial statements are from the Company’s subsidiary where the functional currency is not the U.S. dollar. Translation gains (losses) are reflected as a component of accumulated other comprehensive income (loss). Gains (losses) on foreign currency transactions are included in the consolidated statements of Income.

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

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2013, the Company had $660,278 of cash and cash equivalents on hand as compared to $2,861,733 of cash and cash equivalents at December 31, 2012. For the year ended December 31, 2013 the Company reported net income of $383,011 as compared to net income of $421,693 for the year ended December 31, 2012. The ability of the Company to continue as a going concern is dependent on the Company continuing to achieve profitable operations in the future.

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

HELIOS AND MATHESON ANALYTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-Based Compensation

No non-employee equity instruments were granted in 2013 or 2012.

At December 31, 2013, the Company has a stock based compensation plan, which is described as follows:

The Company adopted a stock option and award plan (the “Plan”) that provides for the grant of stock options that are either “incentive” or “non-qualified” for federal income tax purposes. The Plan provides for the issuance of a maximum of 184,000 shares of common stock (subject to adjustment pursuant to customary anti-dilution provisions). Stock options that have been issued from the plan vest over a period between one to four years.

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

HELIOS AND MATHESON ANALYTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock options, subject to certain restrictions, may be exercisable any time after vesting for a period not to exceed ten years from the date of grant. Such period is to be established by the Company in its discretion on the date of grant. Stock options terminate in connection with the termination of employment.

The Company uses the fair value method as specified by the FASB whereby compensation cost is recognized over the remaining service period based on the grant-date fair value of those awards as calculated for pro forma disclosures as originally issued. For the three and twelve months ended December 31, 2013 and December 31, 2012 the Company recorded stock based compensation expense of $0.

The fair value of options at the date of grant was estimated using the Black-Scholes model with the following assumptions:

	2013	2012
Expected life (years)	4.00	4.00
Risk free interest rate	0.96%	0.53%
Expected volatility	0.84	1.03
Weighted average fair value per option	$0.00	$0.00	(1)

(1) There were no options granted by the Company for the 12 months ended Decmber 31, 2013 and 2012.

2.   NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2013 and 2012.

	Year Ended December 31,
	2013	2012
Numerator for basic net income per share
Net income	$383,011	$421,693
Net income available to common stockholders	$383,011	$421,693

Numerator for diluted net income per share
Net income available to common stockholders & assumed conversion	$383,011	$421,693

Denominator:
Denominator for basic and diluted loss per share - weighted-average shares	2,330,438	2,330,438

Basic and diluted income per share:
Net income per share	$0.16	$0.18

All options and warrants outstanding during 2013 and 2012 were not included in the computation of net income per share because the options were either not outstanding or the options were not exercisable based on current market conditions.

HELIOS AND MATHESON ANALYTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following:

	December 31,
	2013	2012
Equipment and leaseholds	$120,192	$121,036
Software	167,337	167,337
Furniture and fixtures	34,186	34,186
	321,715	322,559
Less accumulated depreciation and amortization	271,644	269,842
	$50,071	$52,717

4.   CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has the following commitment as of December 31, 2013: operating lease obligations. The Company has one operating lease for its corporate headquarters located in New York. As of December 31, 2013, the Company does not have any “Off Balance Sheet Arrangements”.

The Company’s contractual obligations at December 31, 2013, are comprised of the following:

Contractual Obligations	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating Lease Obligations
Rent (1)	523,467	157,040	314,080	52,347	-
Total	$523,467	$157,040	$314,080	$52,347	$-

(1)	The Company has a New York facility with a lease at Empire State Building with a term expiring April 30, 2017 and requiring annual payments of $157,032 during 2014.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2013	2012
Accounts payable and other accrued expenses	$56,056	$369,845
Payroll	774,892	801,404
	$830,948	$1,171,249

HELIOS AND MATHESON ANALYTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. INCOME TAXES

The Company accounts for income taxes using the liability method.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred tax assets and (liabilities) consist of the following:

	December 31,
	2013	2012
Licensing revenues	$(14,000)	$(6,000)
Accounts receivable reserve	34,000	36,000
Depreciation and amortization	261,000	263,000
Investments	928,000	928,000
Other	201,000	209,000
Net operating losses	5,106,000	5,738,000
	6,516,000	7,168,000
Valuation allowance	(6,516,000)	(7,168,000)
	$-	$-

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

At December 31, 2013, the Company has federal net operating loss carry-forwards of approximately $14.7 million, which will begin to expire in 2020. The New Jersey net operating loss carry-forwards of approximately $1.7 million will begin to expire in 2020. The full utilization of the deferred tax assets in the future is dependent upon the Company’s ability to generate taxable income; accordingly, a valuation allowance of an equal amount has been established. During the years ended December 31, 2013 and 2012, the valuation allowance decreased and increased by approximately ($652,000) and $241,000, respectively.

Significant components of the provision for income taxes are as follows:

	Year Ended December 31,
	2013	2012
Current:
Federal	$-	$-
State and local	(1,446)	11,155
Total Current	$(1,446)	$11,155
Deferred:
Federal	-	-
State and local	-	-
Total Deferred	-	-
Total	$(1,446)	$11,155

HELIOS AND MATHESON ANALYTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between the federal statutory rate and the effective income tax rate for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
Federal statutory rate	34.0%	34.0%
State and local taxes net of federal tax benefit	(0.3)	1.7
Non-deductible expenses	(2.0)	(2.3)
Provision to return adjustments	-	-
Change in valuation allowance	(32.1)	(30.8)
Total	(0.4)%	2.6%

7.   RETIREMENT PLAN

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code for its employees. Participants can make elective contributions subject to certain limitations. Under the plan, the Company can make matching contributions on behalf of all participants. There were no such contributions made by the Company in 2013 and 2012.

8.   CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and accounts receivable. The Company maintains its cash balances on deposit with a limited number of financial institutions in amounts which may exceed federally insured limits. Historically, the Company has not experienced any related cash-in-bank losses. For the twelve months ended December 31, 2013 and December 31, 2012, each year the Company had three clients which accounted for 88% of revenues. No other client represented greater than 10% of the Company’s revenues for such periods. The three clients represented approximately 85.18% of accounts receivable as of December 31, 2013. Three clients represented approximately 85.73% of accounts receivable as of December 31, 2012.

9.   LEASES

The Company leases office space under a non-cancelable operating lease. The future minimum payments for all non-cancelable operating leases as of December 31, 2013 are as follows:

2014	157,040
2015	157,040
2016	157,040
2017	52,347
Total minimum future lease payments	$523,467	(1)

(1) The Company has a New York facility with a lease term expiring April 30, 2017.

Office leases are subject to escalations based on increases in real estate taxes and operating expenses, all of which are charged to rent expense. Rent expense for the years ended December 31, 2013 and 2012 was approximately $224,629 and $237,316, respectively.

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

HELIOS AND MATHESON ANALYTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock options, subject to certain restrictions, may be exercisable any time after vesting for a period not to exceed ten years from the date of grant. Such period is to be established by the Compensation Committee in its discretion on the date of grant. Stock options terminate in connection with the termination of employment.

Information with respect to options under the Company’s Plan is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance - December 31, 2011	8,000	14.55
Granted during 2012	-	-
Exercised during 2012	-	-
Forfeitures during 2012	(8,000)	14.55
Balance - December 31, 2012	-	-
Granted during 2013	-	-
Exercised during 2013	-	-
Forfeitures during 2013	-	-
Balance - December 31, 2013	-	-

No stock options were granted during the twelve months ended December 31, 2013. No stock options were exercisable at December 31, 2013 and at December 31, 2012.

The following table summarizes the status of the stock options outstanding and exercisable at December 31, 2013:

Stock Options Outstanding

Exercise Price Range			Weighted Average Exercise Price	Number of Options	Weighted-Remaining Contractual Life (years)	Number of Stock Options Exercisable

$12.00	-	24.00	$0.00	0	0	0
				0		0

At December 31, 2013, the Company had no shares of common stock reserved in connection with the Stock Option Plan.

HELIOS AND MATHESON ANALYTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. QUARTERLY RESULTS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2013 and 2012:

	Quarter Ended
(in thousands, except per share amounts)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$3,203	$3,440	$3,416	$3,232
Gross profit	674	788	669	601
Income from operations	103	110	94	68
Net income	101	108	105	70
Net income per share
Basic and diluted income per share	$0.04	$0.05	$0.05	$0.03

	Quarter Ended
(in thousands, except per share amounts)	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$2,679	$2,960	$3,404	$3,325
Gross profit	640	701	750	695
Income from operations	102	102	146	156
Net income	14	101	143	164
Net income per share
Basic and diluted income per share	$0.01	$0.04	$0.06	$0.07

HELIOS AND MATHESON ANALYTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12  . TRANSACTIONS WITH RELATED PARTY

In September 2010, the Company entered into a Memorandum of Understanding with Helios and Matheson Parent (the “HMIT MOU”) pursuant to which Helios and Matheson Parent has agreed to make available to the Company facilities of dedicated Off-shore Development Centers (“ODCs”) and also render services by way of support in technology, client engagement, management and operating the ODCs for the Company. The Company has furnished Helios and Matheson Parent a security Deposit of $2 million, classified as a non-current asset on the balance sheet, to cover any expenses, claims or damages that Helios and Matheson Parent may incur while discharging its obligation under the HMIT MOU and also to cover Company’s payable to Helios and Matheson Parent. Helios and Matheson Parent has been providing recruitment services to Helios and Matheson Analytics Inc. and has not charged a fee for these services. For the purpose of strengthening our client relationships, Helios and Matheson Parent also provides knowledge transition free of cost to clients and volume/business commitment based discounts. The investment made by Helios and Matheson Parent in this regard during the twelve months ended December 31, 2013 is approximately $123,695. The amount payable to Helios and Matheson Parent for services rendered under the HMIT MOU was $392,808 and $430,722 for the twelve months ended December 31, 2013 and 2012, respectively and is included as a component of cost of revenue. All payments to Helios and Matheson Parent under the MOU are made after collections are received from clients. The amount paid to Helios and Matheson Parent for services rendered under the HMIT MOU was $283,645 and $308,778 for the twelve months ended December 31, 2013 and 2012, respectively. During the twelve months ending December 31, 2013, the Company paid an amount of $182,626 on behalf of the Helios and Matheson parent. As at December 31, 2013, the amount paid on behalf of Helios and Matheson parent is reported as an offset of accounts payable to Helios and Matheson Parent.

13.   LEGAL PROCEEDINGS

During 2011, Rosen and Associates, P.C. asked for a payment of $23,680 for services it allegedly performed for the Company. The Company did not execute any agreement for performance of services with Rosen and Associates, P.C. On August 5, 2013 Rosen and Associates, P.C. filed a claim seeking payment for the services it allegedly performed. The Company has filed a counter and a hearing is scheduled on March 24, 2014.

14.   SUBSEQUENT EVENTS

Management completed an analysis of all subsequent events occurring after December 31, 2013, the balance sheet date, through March 3, 2014, the date upon which the year-end consolidated financial statements were issued, and determined the following disclosures to be necessary or appropriate:

●

Dividend: The Company’s Board of Directors declared a dividend of $0.08 per share of the Company's common stock amounting to a payout of approximately $187,000. The dividend is payable on March 5, 2014 to shareholders of record on February 18, 2014.

HELIOS AND MATHESON ANALYTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Schedule II – Valuation and Qualifying Accounts

Col. A	Col. B	Col. C	Col. D	Col. E
		Additions
		(1) (2)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts Describe
					Deductions - Describe	Balances at End of Period
Description
Reserves and allowances deducted from asset accounts:
For the year ended December 31, 2013
Allowance for doubtful accounts	$32,421	$(4,208)	$-		$-	$28,213
For the year ended December 31, 2012
Allowance for doubtful accounts	$77,590	$(21,761)	$(23,408)	(a)	$-	$32,421
For the year ended December 31, 2011
Allowance for doubtful accounts	$212,624	$(135,034)	$-		$-	$77,590

(a) Uncollectible accounts charged off against specific accruals during 2012

EXHIBIT INDEX

Exhibit

Number	Description of Exhibits

3.3	Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the form 10-K, as previously filed with SEC on March 31, 2010.

3.1.1

Certificate of Amendment to Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.3 to the Form 10-Q for the period ended March 31, 2011 as filed with the SEC on May 13, 2011.

3.1.2

Certificate of Amendment to Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.4 to the Form 10-Q for the period ended June 30, 2011 as filed with the SEC on August 15, 2011.

3.4	Bylaws of Helios and Matheson Analytics Inc., incorporated by reference to Exhibit 3.2 to the form 10-K, as previously filed with SEC on March 31, 2010.

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

10.3

Form of Indemnification Agreement between the Registrant and certain of its Directors and its Chief Executive Officer, incorporated by reference to Exhibit 10.12 to the Form 10-Q for the period ended September 30, 2003 as previously filed with the SEC on November 14, 2003. †

10.4

Amendment dated August 30, 2013 to Memorandum of Understanding dated as of September 22, 2010 between the Registrant and Helios and Matheson Information Technology Limited, incorporated by reference to Exhibit 10.1 to the Form 8-K as previously filed with the SEC on September 5, 2013.

10.5	Form of Board of Directors Services Agreement, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended September 30, 2012 as previously filed with the SEC on November 5, 2012.

10.6

Lease Agreement dated as of January 10, 2012 between the Registrant and Empire State Building Company LLC, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended March 31, 2012 as previously filed with the SEC on May 15, 2012.

10.7

Statement of Work dated August 1, 2008 between the Registrant and IonIdea, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended September 30, 2010 as previously filed with the SEC on November 15, 2010.

10.8

Amendment to Statement of Work dated August 1, 2008 between the Registrant and ionIdea, inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended June 30, 2013 as previously filed with the SEC on August 2, 2013.

10.9

Amendment dated July 16, 2013 to Statement of Work dated August 1, 2008 between the Registrant and IonIdea, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended September 30, 2013 as previously filed with the SEC on November 12, 2013.

21

Helios and Matheson Analytics, Inc. (formerly Helios and Matheson Information Technology Inc.) List of Subsidiaries, incorporated by reference to Exhibit 21 to the Form 10-K for the period ended December 31, 2009, as previously filed with SEC on March 31, 2010.

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