Form 10-Q
period 2014-03-31
Helios & Matheson Analytics Inc.
filed 2014-05-09
CIK 1040792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2014

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

As of May 1, 2014, there were 2,330,438 shares of common stock, with $.01 par value per share, outstanding.

HELIOS AND MATHESON ANALYTICS INC.

Part I. Financial Information

Item 1. Financial Statements

HELIOS AND MATHESON ANALYTICS INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$912,687	$660,278
Accounts receivable- less allowance for doubtful accounts of $34,212 at March 31, 2014, and $28,213 at December 31, 2013	1,534,411	2,147,436
Unbilled receivables	192,688	143,126
Prepaid expenses and other current assets	185,480	147,448
Total current assets	2,825,266	3,098,288
Property and equipment, net	47,774	50,071
Security Deposit	2,000,000	2,000,000
Deposits and other assets	78,520	78,520
Total assets	$4,951,560	$5,226,879

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$822,959	$830,948
Total current liabilities	822,959	830,948

Shareholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2014, and December 31, 2013	-	-
Common stock, $.01 par value; 30,000,000 shares authorized; 2,330,438 issued and outstanding as of March 31, 2014 and December 31, 2013	23,304	23,304
Paid-in capital	37,855,740	37,855,740
Accumulated other comprehensive loss - foreign currency translation	(72,455)	(77,032)
Accumulated deficit	(33,677,988)	(33,406,081)
Total shareholders' equity	4,128,601	4,395,931
Total liabilities and shareholders' equity	$4,951,560	$5,226,879

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

	Three Months Ended
	March 31,
	2014	2013
	(unaudited)	(unaudited)

Revenues	$2,934,386	$3,202,831
Cost of revenues	2,398,905	2,528,410
Gross profit	535,481	674,421
Operating expenses:
Selling, general & administrative	618,540	568,838
Depreciation & amortization	2,250	2,472
	620,790	571,310
(Loss)/income from operations	(85,309)	103,111
Other income(expense):
Interest income-net	2,838	730
	2,838	730
(Loss)/income before income taxes	(82,471)	103,841
Provision for income taxes	3,000	3,000
Net (Loss)/income	(85,471)	100,841
Other comprehensive Income - foreign currency adjustment	4,577	31
Comprehensive Income/(loss)	$(80,894)	$100,872

Net (Loss)/income per share
Basic & Diluted	$(0.04)	$0.04
Dividend per share	$0.08	$0.09

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2014	2013
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income/(loss)	$(85,471)	$100,841
Adjustments to reconcile net income/(loss) to net cash from operating activities, net of acquired assets:
Depreciation and amortization	2,250	2,472
Provision for doubtful accounts	(6,000)	5,999
Loss on sale of fixed assets	39
Changes in operating assets and liabilities:
Accounts receivable	619,025	(599,117)
Unbilled receivables	(49,562)	(40,596)
Prepaid expenses and other assets	(38,032)	(14,031)
Accounts payable and accrued expenses	(7,989)	(60,753)
Net cash from operating activities	434,260	(605,185)
Cash flows from investing activities:
Purchase of Property and Equipment (net of sales)	7	(2,454)
Net cash from investing activities	7	(2,454)
Cash flows from financing activities:
Dividend Paid	(186,435)	(209,739)
Net cash from financing activities	(186,435)	(209,739)
Effect of foreign currency exchange rate changes on cash and cash equivalents	4,577	31
Net increase/(decrease) in cash and cash equivalents	252,409	(817,347)
Cash and cash equivalents at beginning of period	660,278	2,861,733
Cash and cash equivalents at end of period	$912,687	$2,044,386

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes - net of refunds	$4,252	$1,381

See accompanying notes to consolidated financial statements

HELIOS AND MATHESON ANALYTICS INC.

Notes to Consolidated Financial Statements

(Unaudited)

1)     GENERAL:

These financial statements should be read in conjunction with the financial statements contained in Helios and Matheson Analytics Inc.’s (“Helios and Matheson” or the “Company”) Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) and the accompanying financial statements and related notes thereto. The accounting policies used in preparing these financial statements are the same as those described in the Company's Form 10-K for the year ended December 31, 2013.

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

3)     INTERIM FINANCIAL STATEMENTS:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 2014, the consolidated results of operations for the three month periods ended March 31, 2014 and 2013 and cash flows for the three month periods ended March 31, 2014 and 2013.

The consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these financial statements pursuant to the SEC’s rules and regulations. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Form 10-K filed by the Company for the year ended December 31, 2013.

For the three month period ended March 31, 2014, the Company reported a net loss of approximately ($85,000) and for the three month period ended March 31, 2013, the Company reported net income of approximately $101,000. The Company continues to focus on revenue growth by expanding its existing client market share and its client base and by providing a Flexible Delivery Model to clients, which allows for dynamically configurable “right shoring” of service delivery based on client needs. The Company also keeps a tight rein on discretionary expenditures and SG&A to enhance its competitiveness.

In management's opinion, cash flows from operations combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months.

4)     STOCK BASED COMPENSATION:

The Company has a stock based compensation plan, which is described as follows:

On March 3, 2014, the Board of Directors terminated the Company’s 1997 Stock Option and Award Plan and approved and adopted the Helios and Matheson Analytics Inc. 2014 Equity Incentive Plan (the “2014 Plan”). There were no shares outstanding under the 1997 Stock Option and Award Plan. The 2014 Plan sets aside and reserves 400,000 shares of the Company’s common stock for grant and issuance in accordance with its terms and conditions. Persons eligible to receive awards from the 2014 Plan include employees (including officers and directors) of the Company and its affiliates, consultants who provide significant services to the Company or its affiliates and directors who are not employees of the Company or its affiliates (the “Participants”). The 2014 Plan permits the Company to issue to Participants qualified and/or non-qualified options to purchase the Company’s common stock, restricted common stock, performance units and performance shares. The 2014 Plan will terminate on March 3, 2024. The Compensation Committee of the Company’s Board of Directors has been appointed as the committee responsible for administration of the 2014 Plan and has the sole discretion to determine which Participants will be granted awards and the terms and conditions of the awards granted. Through the date of filing of this form 10-Q no equity has been granted under the 2014 Plan.

5)     NET INCOME PER SHARE:

The following table sets forth the computation of basic and diluted net income/(loss) per share for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
Numerator for basic net income/(loss) per share

Net income/(loss) available to common stockholders	$(85,471)	$100,841

Numerator for diluted net income/(loss) per share
Net income/(loss) available to common stockholders & assumed conversion	$(85,471)	$100,841

Denominator:
Denominator for basic and diluted income/(loss) per share - weighted-average shares	2,330,438	2,330,438

Basic and diluted income/(loss) per share:
Net income/(loss) per share	$(0.04)	$0.04

6)     CONCENTRATION OF CREDIT RISK:

The revenues of the Company’s top three customers represented approximately 85.2% of the revenues for the three month period ended March 31, 2014. The revenues of the Company’s top three customers represented approximately 86.6% of revenues for the same period in 2013. No other customer represented greater than 10% of the Company’s revenues for such periods. The Company continues its effort to broaden its customer base in order to mitigate this risk.

7)     CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The Company’s commitments at March 31, 2014, are comprised of the following:

Contractual Obligations	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating Lease Obligations
Rent (1)	$484,207	$157,040	$314,080	$13,087	$-

Total	$484,207	$157,040	$314,080	$13,087	$-

(1) The Company has a New York facility with a lease term expiring April 30, 2017.

As of March 31, 2014, the Company does not have any “Off Balance Sheet Arrangements”.

8)     PROVISION FOR INCOME TAXES

The provision for income taxes as reflected in the consolidated statement of Operations and comprehensive income/(loss) varies from the expected statutory rate primarily due to a provision for minimum state taxes and the recording of adjustments to the valuation allowance against deferred tax assets. Internal Revenue Code Section 382 (the “Code”) places a limitation on the utilization of Federal net operating loss and other credit carry-forwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percent change in ownership occurs. During 2006, Helios and Matheson Information Technology Ltd. (“Helios and Matheson Parent”) acquired a greater than 50 percent ownership of the Company. Accordingly, the actual utilization of the net operating loss carry-forwards for tax purposes are limited annually under the Code to a percentage (currently about four and a half percent) of the fair market value of the Company at the date of this ownership change. The Company maintains a valuation allowance against additional deferred tax assets arising from net operating loss carry-forwards since, in the opinion of management; it is more likely than not that some portion or all of the deferred tax assets will not be realized.

9)     TRANSACTIONS WITH RELATED PERSONS

In September 2010, the Company entered into a Memorandum of Understanding with Helios and Matheson Parent (the “HMIT MOU”) pursuant to which Helios and Matheson Parent has agreed to make available to the Company facilities of dedicated Off-shore Development Centers (“ODCs”) and also render services by way of support in technology, client engagement, management and operating the ODCs for the Company. The Company has furnished Helios and Matheson Parent a security deposit of $2 million, classified as a non-current asset on the balance sheet, to cover any expenses, claims or damages that Helios and Matheson Parent may incur while discharging its obligation under the HMIT MOU and also to cover the Company’s payable to Helios and Matheson Parent. Helios and Matheson Parent has been providing recruitment services to Helios and Matheson Analytics Inc. and has not charged a fee for these services. For the purpose of strengthening our client relationships, Helios and Matheson Parent also provides knowledge transition free of cost to clients and volume/business commitment based discounts. The investment made by Helios and Matheson Parent in this regard during the three months ended March 31, 2014 is approximately $27,996. The amount payable to Helios and Matheson Parent for services rendered under the HMIT MOU was $12,096 and $91,469 for the three months ended March 31, 2014 and 2013, respectively and is included as a component of cost of revenue. All payments to Helios and Matheson Parent under the MOU are made after collections are received from clients. The amount paid to Helios and Matheson Parent for services rendered under the HMIT MOU was $0 and $63,648 for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, the Company has a receivable from Helios and Matheson Parent in the amount of $182,626 which represents amount paid on behalf of Helios and Matheson parent. As of March 31, 2014, the amount paid on behalf of Helios and Matheson Parent is reported as an offset of accounts payable to Helios and Matheson Parent.

10)   LEGAL PROCEEDINGS

During 2011, Rosen and Associates, P.C. asked for a payment of $23,680 for services it allegedly performed for the Company. The Company did not execute any agreement for performance of services with Rosen and Associates, P.C. On August 5, 2013 Rosen and Associates, P.C. filed a claim seeking payment for the services it allegedly performed. The next hearing is scheduled on October 27, 2014.

11)   DIVIDEND PAID

On February 3, 2014 the Company’s Board of Directors declared a dividend of $0.08 per share on the Company's common stock, amounting to a total payout of $186,435. This amount represents approximately 50% of the net profits of the Company for the year ended December 31, 2013. The dividend was paid on March 5, 2014 to shareholders of record on February 18, 2014. There can be no assurance that we will pay dividends in the future.

12)   SUBSEQUENT EVENTS

Management completed an analysis of all subsequent events occurring after March 31, 2014, the balance sheet date, through May 9, 2014, the date upon which the quarter-end consolidated financial statements were issued, and determined that all necessary disclosures have been disclosed elsewhere in these financial statements.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 throughout and in particular in the discussion at Item 2 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks, including those discussed in the risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 which have been incorporated into this report by reference, could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:

●	our capital requirements and whether or not we will be able to raise capital when we need it;

●	changes in local, state or federal regulations that will adversely affect our business;

●	our ability to sell our products;

●	whether we will continue to receive the services of certain officers and directors;

●	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and

●	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

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

Overview

Helios and Matheson provides a wide range of high quality information technology (“IT”) consulting solutions, custom application development and analytics services to Fortune 1000 companies and other large organizations. The Company is headquartered in New York, New York and has a subsidiary in Bangalore, India.

For the three months ended March 31, 2014, approximately 91% of the Company's consulting services revenues were generated from clients under time and materials engagements, as compared to approximately 90% for the three months ended March 31, 2013, with the remainder generated under fixed-price engagements and recruitment process outsourcing (RPO). The Company has established standard-billing guidelines for consulting services based on the types of services offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a weekly and monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.

The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. For the three months ended March 31, 2014 and 2013, gross margin was 18.3% and 21.1% respectively.

The Company actively manages its personnel utilization rates by monitoring project requirements and timetables. The Company’s utilization rate for the three months ending March 31, 2014 was approximately 94% as compared to 99% for the three months ending March 31, 2013. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in the Company’s training programs in order to expand their technical skill sets.

Investments by Helios and Matheson Parent

On March 30, 2006, Helios and Matheson Parent, an IT services organization with its corporate headquarters in Chennai, India, purchased 409,879 shares of the Company’s common stock from Mr. Shmuel BenTov, the Company’s former Chairman, Chief Executive Officer and President and his family members, which represented approximately 43% of the Company’s outstanding common stock. In 2006, 2007, 2008, 2009 and 2010 Helios and Matheson Parent purchased additional shares of the Company’s common stock. Helios and Matheson Parent owns 1,743,040 shares of common stock, representing approximately 75% of the shares of the common stock currently outstanding. Helios and Matheson Parent is a publicly listed company on three stock exchanges in India, the National Stock Exchange (NSE), the Stock Exchange, Mumbai (BSE) and the Madras Stock Exchange (MSE).

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

Results of Operations

The following table sets forth the percentage of revenues of certain items included in the Company’s Statements of Operations:

	Three Months Ended
	March 31,
	2014	2013
Revenues	100.0%	100.0%
Cost of revenues	81.8%	78.9%
Gross profit	18.3%	21.1%
Operating expenses	21.2%	17.8%
Income/(loss) from operations	(2.9)%	3.3%
Net Income/(loss)	(2.9)%	3.2%

Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013

Revenues. Revenues for the three months ended March 31, 2014 were $2.90 million compared to $3.20 million for the three months ended March 31, 2013. The decrease was primarily attributable to a decrease in consulting and RPO revenue due to a decline in discretionary spending in IT services by the Company’s major clients in the financial and banking service industry. Our clients are facing significant financial pressure due to the ongoing tough economic environment resulting in a pushback in new assignments.

Gross Profit. The resulting gross profit for the three months ended March 31, 2014 was $535,000 as compared to $674,000 for the three months ended March 31, 2013. As a percentage of total revenues, gross margin for the three months ended March 31, 2014 was 18.3% compared to 21.1% for the three months ended March 31, 2013. The reduction in gross margin is due to a reduction in revenue from high margin consulting and fixed price revenue.

Operating Expenses. Operating expenses are comprised of selling, general and administrative (“SG&A”) expenses and depreciation and amortization. Operating expenses for the three months ended March 31, 2014 were $621,000 as compared to the 2013 period of $571,000. The increase is primarily an increase in health insurance cost.

Taxes. Tax provision for the three months ended March 31, 2014 was $3,000 compared to $3,000 for the three months ended March 31, 2013.

Net Income/(Loss). As a result of the above, the Company had a net loss of ($85,000) or ($0.04) per basic and diluted share for the three months ended March 31, 2014 as compared to net income of $101,000 or $0.04 per basic and diluted share for the three months ended March 31, 2013.

Liquidity and Capital Resources

The Company believes that its business, operating results and financial condition have been affected by the economic crisis and ongoing economic uncertainty which continue to impact the IT and analytics spending of its clients. A significant portion of the Company’s major clients are in the financial services industry that continues to be under considerable pressure as a result of the economic conditions in the financial markets. Spending on IT consulting and analytics services is largely discretionary, and the Company has experienced a pushback of new assignments and high margin projects from existing clients. During the three months ended March 31, 2014 the Company’s revenues declined by approximately 8% and the Company reported a net loss of ($85,000) as compared to net income of $101,000 during the same period in 2013. The net loss resulted primarily from a decline in high margin projects and RPO services revenue.

The Company's cash balances were approximately $912,000 at March 31, 2014 and $660,000 at December 31, 2013. Net cash provided by operating activities for the three months ended March 31, 2014 was approximately $434,000 compared to net cash used by operating activities of approximately $605,000 for the three months ended March 31, 2013.

The Company's accounts receivable, less allowance for doubtful accounts, at March 31, 2014 and at December 31, 2013 were approximately $1.5 million and $2.1 million, respectively, representing 47 days and 52 days of sales outstanding (“DSO”) respectively. The increase in DSO at December 31, 2013 was temporary and the overdue amounts have already been collected. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.

For the three month period ended March 31, 2014 cash from investing activities was only $8 as compared to ($2,500) of cash used by investing activities for the three months March 31, 2013.

For the three month period ended March 31, 2014, cash used by financing activities was ($186,000) as compared to ($210,000) for the three months ended March 31, 2013. On February 3, 2014 the Company’s Board of Directors declared a dividend of $0.08 per share on the Company's common stock, amounting to a payout of $186,435. Cash used in financing activities in 2014 and 2013 consisted of the dividends paid to shareholders.

In management's opinion, cash flows from operations combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months.

Off Balance Sheet Arrangements

As of March 31, 2014, the Company does not have any off balance sheet arrangements.

Contractual Obligations and Commitments

The Company’s commitments at March 31, 2014 are reflected and further detailed in the Contractual Obligation table located in Part I, Item 1, Note 7 of this Form 10-Q.

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

Recent Accounting Pronouncements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. As of March 31, 2014, we carried out an evaluation, under the supervision of and with the participation of our President and Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.

Changes in internal control. During the quarter covered by this report, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The Company’s legal proceedings at March 31, 2014 have been disclosed in Part I, Item 1, Note 10 of this Form 10-Q. There were no material developments in the legal proceedings during the quarter ended March 31, 2014.

Item 1A. Risk Factors

We incorporate herein by reference the risk factors included under Item 1A. of our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 3, 2014.

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

101

The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets; (ii) consolidated statements of Operations and Comprehensive income/(loss); (iii) consolidated statements of cash flows; and (iv) the notes to the financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIOS AND MATHESON ANALYTICS INC.

	By:	/s/ Divya Ramachandran
Date: May 9, 2014		Divya Ramachandran
Chief Executive Officer and President

	By:	/s/ Umesh Ahuja
Date: May 9, 2014		Umesh Ahuja
Chief Financial Officer and Secretary