Form 10-Q
period 2014-06-30
Helios & Matheson Analytics Inc.
filed 2014-08-13
CIK 1040792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2014

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

As of July 31, 2014, there were 2,330,438 shares of common stock, with $.01 par value per share, outstanding.

HELIOS AND MATHESON ANALYTICS INC.

Part I. Financial Information

Item 1. Financial Statements

HELIOS AND MATHESON ANALYTICS INC.
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$995,729	$660,278
Accounts receivable- less allowance for doubtful accounts of $40,213 at June 30, 2014, and $28,213 at December 31, 2013	1,394,344	2,147,436
Unbilled receivables	169,042	143,126
Prepaid expenses and other current assets	172,696	147,448
Total current assets	2,731,811	3,098,288
Property and equipment, net	58,787	50,071
Security Deposit	2,000,000	2,000,000
Deposits and other assets	78,520	78,520
Total assets	$4,869,118	$5,226,879

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$820,991	$830,948
Total current liabilities	820,991	830,948
Shareholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2014, and December 31, 2013	-	-
Common stock, $.01 par value; 30,000,000 shares authorized; 2,330,438 issued and outstanding as of June 30, 2014 and December 31, 2013	23,304	23,304
Paid-in capital	37,855,740	37,855,740
Accumulated other comprehensive loss - foreign currency translation	(73,112)	(77,032)
Accumulated deficit	(33,757,805)	(33,406,081)
Total shareholders' equity	4,048,127	4,395,931
Total liabilities and shareholders' equity	$4,869,118	$5,226,879

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$2,801,420	$3,439,547	$5,735,806	$6,642,378
Cost of revenues	2,304,313	2,651,082	4,703,218	5,179,492
Gross profit	497,107	788,465	1,032,588	1,462,886
Operating expenses:
Selling, general & administrative	574,949	676,100	1,193,489	1,244,938
Depreciation & amortization	2,675	2,495	4,925	4,966
	577,624	678,595	1,198,414	1,249,904
(Loss)/income from operations	(80,517)	109,870	(165,826)	212,982
Other income/(expense):
Interest income-net	3,699	710	6,537	1,440
	3,699	710	6,537	1,440
(Loss)/income before income taxes	(76,818)	110,580	(159,289)	214,422
Provision for income taxes	3,000	3,000	6,000	6,000
Net (Loss)/income	(79,818)	107,580	(165,289)	208,422
Other comprehensive loss - foreign currency adjustment	(657)	(14,134)	3,920	(14,103)
Comprehensive (Loss)/income	$(80,475)	$93,446	$(161,369)	$194,319

Net (Loss)/income per share
Basic & Diluted	$(0.03)	$0.05	$(0.07)	$0.09
Dividend Per share	$-	$-	$0.08	$0.09

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2014	2013
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss)/income	$(165,289)	$208,422
Adjustments to reconcile net (loss)/income to net cash from operating activities:
Depreciation and amortization	4,925	4,966
Provision for doubtful accounts	(12,000)	12,000
Gain on sale of fixed assets	(11)	(250)
Changes in operating assets and liabilities:
Accounts receivable	765,092	(781,129)
Unbilled receivables	(25,916)	(81,910)
Deposits	-	14,512
Prepaid expenses and other assets	(25,248)	(1,235)
Accounts payable and accrued expenses	(9,957)	121,463
Net cash from operating activities	531,596	(503,161)
Cash flows from investing activities:
Purchase of Property and Equipment (net of sales)	(13,630)	(2,203)
Net cash from investing activities	(13,630)	(2,203)
Cash flows from financing activities:
Dividend Paid	(186,435)	(209,739)
Net cash from financing activities	(186,435)	(209,739)
Effect of foreign currency exchange rate changes on cash and cash equivalents	3,920	(14,103)
Net increase/(decrease) in cash and cash equivalents	335,451	(729,206)
Cash and cash equivalents at beginning of period	660,278	2,861,733
Cash and cash equivalents at end of period	$995,729	$2,132,527

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes - net of refunds	$7,562	$3,197

 See accompanying notes to consolidated financial statements.

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

2)     CONTROLLED COMPANY:

The Board of Directors has determined that Helios and Matheson meets the definition of a “Controlled Company” as defined by Rule 5615(c) of the NASDAQ Rules. A “Controlled Company” is defined in Rule 5615(c) as a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company. Certain NASDAQ requirements do not apply to a “Controlled Company”, including requirements that: (i) a majority of its Board of Directors must be comprised of “independent” directors as defined in NASDAQ’s rules; and (ii) the compensation of officers and the nomination of directors be determined in accordance with specific rules, generally requiring determinations by committees comprised solely of independent directors or in meetings at which only the independent directors are present.

3)      INTERIM FINANCIAL STATEMENTS:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 2014, the consolidated results of operations for the three and six months periods ended June 30, 2014 and 2013 and cash flows for the six months periods ended June 30, 2014 and 2013.

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

For the three month period ended June 30, 2014, the Company reported a net loss of approximately ($80,000) and for the six month period ended June 30, 2014, the Company reported a net loss of ($165,000); for the three month period ended June 30, 2013, the Company reported net income of approximately $108,000 and for the six month period ended June 30, 2013, the Company reported net income of $208,000. The Company continues to focus on revenue growth by expanding its existing client market share and its client base. The Company also keeps a tight rein on discretionary expenditures and SG&A, which the Company believes will enhance its competitiveness.

In management's opinion, cash flows from operations combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months.

4)     STOCK BASED COMPENSATION:

The Company has a stock based compensation plan, which is described as follows:

On March 3, 2014, the Board of Directors terminated the Company’s 1997 Stock Option and Award Plan and approved and adopted the Helios and Matheson Analytics Inc. 2014 Equity Incentive Plan (the “2014 Plan”). There were no shares outstanding under the 1997 Stock Option and Award Plan. The 2014 Plan sets aside and reserves 400,000 shares of the Company’s common stock for grant and issuance in accordance with its terms and conditions. Persons eligible to receive awards from the 2014 Plan include employees (including officers and directors) of the Company and its affiliates, consultants who provide significant services to the Company or its affiliates and directors who are not employees of the Company or its affiliates (the “Participants”). The 2014 Plan permits the Company to issue to Participants qualified and/or non-qualified options to purchase the Company’s common stock, restricted common stock, performance units and performance shares. The 2014 Plan will terminate on March 3, 2024. The Compensation Committee of the Company’s Board of Directors has been appointed as the committee responsible for administration of the 2014 Plan and has the sole discretion to determine which Participants will be granted awards and the terms and conditions of the awards granted. Through the date of filing of this Form 10-Q no awards have been granted under the 2014 Plan.

5)     NET (LOSS)/INCOME PER SHARE:

The following table sets forth the computation of basic and diluted net (loss)/income per share for the three months and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator for basic net (loss)/income per share
Net (loss)/income available to common stockholders	$(79,818)	$107,580	$(165,289)	$208,422

Numerator for diluted net (loss)/income per share
Net (loss)/income available to common stockholders & assumed conversion	$(79,818)	$107,580	$(165,289)	$208,422

Denominator:
Denominator for basic and diluted (loss)/income per share - weighted-average shares	2,330,438	2,330,438	2,330,438	2,330,438

Basic and diluted (loss)/income per share:
Net (loss)/income per share	$(0.03)	$0.05	$(0.07)	$0.09

6)     CONCENTRATION OF CREDIT RISK:

The revenues of the Company’s top three customers represented approximately 82% of the revenues for the six month period ended June 30, 2014. The revenues of the Company’s top three customers represented approximately 87% of revenues for the same period in 2013. No other customer represented greater than 10% of the Company’s revenues for such periods. The Company continues its effort to broaden its customer base in order to mitigate this risk.

7)     CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The Company’s commitments at June 30, 2014, are comprised of the following:

Contractual Obligations	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating Lease Obligations
Rent (1)	444,947	157,040	287,907	-	-
Total	$444,947	$157,040	$287,907	$-	$-

(1) The Company has a New York facility with a lease term expiring April 30, 2017.

As of June 30, 2014, the Company does not have any “Off Balance Sheet Arrangements”.

8)     PROVISION FOR INCOME TAXES

The provision for income taxes as reflected in the consolidated statement of operations and comprehensive (loss)/income varies from the expected statutory rate primarily due to a provision for minimum state taxes and the recording of adjustments to the valuation allowance against deferred tax assets. Internal Revenue Code Section 382 (the “Code”) places a limitation on the utilization of Federal net operating loss and other credit carry-forwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percent change in ownership occurs. During 2006, Helios and Matheson Information Technology Ltd. (“Helios and Matheson Parent”) acquired a greater than 50 percent ownership of the Company. Accordingly, the actual utilization of the net operating loss carry-forwards for tax purposes are limited annually under the Code to a percentage (currently about four and a half percent) of the fair market value of the Company at the date of this ownership change. The Company maintains a valuation allowance against additional deferred tax assets arising from net operating loss carry-forwards since, in the opinion of management; it is more likely than not that some portion or all of the deferred tax assets will not be realized.

9)     TRANSACTIONS WITH RELATED PERSONS

In September 2010, the Company entered into a Memorandum of Understanding with Helios and Matheson Parent (the “HMIT MOU”) pursuant to which Helios and Matheson Parent has agreed to make available to the Company facilities of dedicated Off-shore Development Centers (“ODCs”) and also render services by way of support in technology, client engagement, management and operating the ODCs for the Company. The Company has furnished Helios and Matheson Parent a security deposit of $2 million, classified as a non-current asset on the balance sheet, to cover any expenses, claims or damages that Helios and Matheson Parent may incur while discharging its obligation under the HMIT MOU and also to cover the Company’s payable to Helios and Matheson Parent. Helios and Matheson Parent has been providing recruitment services to Helios and Matheson Analytics Inc. and has not charged a fee for these services. For the purpose of strengthening our client relationships, Helios and Matheson Parent also provides knowledge transition free of cost to clients and volume/business commitment based discounts. The investment made by Helios and Matheson Parent in this regard during the six months ended June 30, 2014 is approximately $55,469. The amount payable to Helios and Matheson Parent for services rendered under the HMIT MOU was $8,736 and $210,456 for the six months ended June 30, 2014 and 2013, respectively and is included as a component of cost of revenue. All payments to Helios and Matheson Parent under the MOU are made after collections are received from clients. The amount paid to Helios and Matheson Parent for services rendered under the HMIT MOU was $0 and $99,383 for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, the Company has a receivable from Helios and Matheson Parent in the amount of $182,626 which represents amounts paid on behalf of Helios and Matheson Parent. As of June 30, 2014, the amount paid on behalf of Helios and Matheson Parent is reported as an offset of accounts payable to Helios and Matheson Parent.

In August 2014, the Company entered into a Professional Service Agreement with Helios and Matheson Parent (the “HMIT PSA”), which documented ongoing services provided by Helios and Matheson Parent from February 24, 2014. Pursuant to the HMIT PSA Helios and Matheson Parent hires employees in India and provides infrastructure services for those employees to facilitate the operations of those of the Company’s clients who need offshore support for their business. For the services the Company pays the cost incurred by Helios and Matheson Parent for the employee it hires to provide the services and a fixed fee for infrastructure support. For the six months ended June 30, 2014, Company’s revenue from services provided with offshore support was approximately $114,000. Amounts payable to Helios and Matheson Parent for services rendered under the HMIT PSA was $76,737 for the six months ended June 30, 2014 and is included as a component of cost of revenue. No amount was paid to Helios and Matheson Parent for services rendered under the HMIT PSA for the six months ended June 30, 2014.

10)   LEGAL PROCEEDINGS

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

12)   RECENT ACCOUNTING PRONOUNCEMENT

On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 provides a robust framework for addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. ASU 2014-09 is effective beginning with the calendar year ended December 31, 2017. The Company has not yet assessed the impact ASU 2014-09 will have upon adoption on its financial position, results of operations or cash flows.

13)   SUBSEQUENT EVENTS

Management completed an analysis of all subsequent events occurring after June 30, 2014, the balance sheet date, through August 13, 2014, the date upon which the quarter-end consolidated financial statements were issued, and determined there were no disclosures necessary which have not been already disclosed elsewhere in these financial statements.

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

For the six months ended June 30, 2014, approximately 91% of the Company's consulting services revenues were generated from clients under time and materials engagements, as compared to approximately 89% for the six months ended June 30, 2013 with the remainder generated under fixed-price engagements and recruitment process outsourcing (RPO). The Company has established standard-billing guidelines for consulting services based on the types of services offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a weekly and monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.

The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. For the six months ended June 30, 2014 and 2013, gross margin was 18% and 22% respectively.

The Company actively manages its personnel utilization rates by monitoring project requirements and timetables. The Company’s utilization rate for the three months ending June 30, 2014 was approximately 97% as compared to 95% for the three months ending June 30, 2013. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in the Company’s training programs in order to expand their technical skill sets.

Investments by Helios and Matheson Parent

On March 30, 2006, Helios and Matheson Parent, an IT services organization with its corporate headquarters in Chennai, India, purchased 409,879 shares of the Company’s common stock from Mr. Shmuel BenTov, the Company’s former Chairman, Chief Executive Officer and President and his family members, which represented approximately 43% of the Company’s outstanding common stock. In 2006, 2007, 2008, 2009 and 2010 Helios and Matheson Parent purchased additional shares of the Company’s common stock. Helios and Matheson Parent owns 1,743,040 shares of common stock, representing approximately 75% of the shares of the common stock currently outstanding. Helios and Matheson Parent is a publicly listed company on three stock exchanges in India, the National Stock Exchange (NSE), the Stock Exchange, Mumbai (BSE) and the Madras Stock Exchange (MSE). Due to the acquisition of more than 50% of our common stock by Helios and Matheson Parent, we meet the definition of a “Controlled Company” as defined by Rule 5615(c) of the NASDAQ’s rules.

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

Results of Operations

The following table sets forth the percentage of revenues of certain items included in the Company’s Statement of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	82.3%	77.1%	82.0%	78.0%
Gross profit	17.7%	22.9%	18.0%	22.0%
Operating expenses	20.6%	19.7%	20.9%	18.8%
(Loss)/income from operations	(2.9)%	3.2%	(2.9)%	3.2%
Net (Loss)/income	(2.9)%	3.1%	(2.9)%	3.1%

Comparison of the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013

Revenues. Revenues for the three months ended June 30, 2014 were $2.8 million compared to $3.4 million for the three months ended June 30, 2013. The decrease was primarily attributable to a decrease in consulting and RPO revenue due to a decline in discretionary spending in IT services by the Company’s major clients in the financial and banking service industry. Our clients are facing significant financial pressure due to the ongoing tough economic environment resulting in a pushback in new assignments.

Gross Profit. The resulting gross profit for the three months ended June 30, 2014 was $497,000 as compared to $788,000 for the three months ended June 30, 2013. As a percentage of total revenues, gross margin for the three months ended June 30, 2014 was 17.7% compared to 22.9% for the three months ended June 30, 2013. The reduction to gross margin is due to a reduction in revenue from high margin consulting and fixed price revenue.

Operating Expenses. Operating expenses are comprised of selling, general and administrative (“SG&A”) expenses and depreciation and amortization. Operating expenses for the three months ended June 30, 2014 were $578,000 as compared to the 2013 period of $679,000. The decrease is due to certain onetime charges incurred in 2013 primarily relating to promotion of the Company's predictive analytics offering. It also included a charge of $15,000 due to the settlement of a legal action with Toranco-Clark Associates LLC, the Company’s former landlord.

Taxes. Tax provisions for the three months ended June 30, 2014 and June 30, 2013 were the same at $3,000, and is comprised exclusively of minimum state taxes.

Net (Loss)/Income. As a result of the above, the Company had a net loss of $80,000 or $(0.03) per basic and diluted share for the three months ended June 30, 2014 as compared to net income of $108,000 or $0.05 per basic and diluted share for the three months ended June 30, 2013.

Comparison of the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013

Revenues. Revenues for the six months ended June 30, 2014 were $5.7 million compared to $6.6 million for the six months ended June 30, 2013. The decrease was primarily attributable to a decrease in consulting and RPO revenue due to a decline in discretionary spending in IT services by the Company’s major clients in the financial and banking service industry. Our clients are facing significant financial pressure due to the ongoing tough economic environment resulting in a pushback in new assignments.

Gross Profit. Gross profit for the six months ended June 30, 2014 was $1.03 million as compared to $1.5 million for the six months ended June 30, 2013. As a percentage of total revenues, gross margin for the six months ended June 30, 2014 was 18% compared to 22% for the six months ended June 30, 2013. The reduction to gross margin is due to a reduction in revenue from high margin consulting and fixed price revenue.

Operating Expenses. Operating expenses are comprised of Selling, General and Administrative (“SG&A”) expenses and depreciation and amortization. Operating expenses for the six months ended June 30, 2014 and June 30, 2013 were $1.2 million for each period.

Taxes. Tax provisions for the six months ended June 30, 2014 and June 30, 2013 were the same at $6,000, and is comprised exclusively of minimum state taxes.

Net (Loss)/Income. As a result of the above, the Company had a net loss of $165,000 or $(0.07) per basic and diluted share for the six months ended June 30, 2014 compared to net income of $208,000 or $0.09 per basic and diluted share for the six months ended June 30, 2013.

Liquidity and Capital Resources

The Company believes that its business, operating results and financial condition have been affected by the economic crisis and ongoing economic uncertainty which continue to impact the IT and analytics spending of its clients. A significant portion of the Company’s major customers are in the financial services industry and came under considerable pressure as a result of the unprecedented economic conditions in the financial markets. Spending on analytics and technology consulting services is largely discretionary, and the Company has experienced, and in future may continue to experience, pushback of new assignments and high margin projects from existing clients. During the six months ended June 30, 2014 the Company’s revenues declined by approximately 14% and the Company reported a net loss of ($165,000) as compared to net income of $208,000 during the same period in 2013. The net loss resulted primarily from a decline in high margin projects and RPO services revenue.

The Company's cash balances were approximately $996,000 at June 30, 2014 and $660,000 at December 31, 2013. Net cash provided from operating activities for the six months ended June 30, 2014 was approximately $532,000 compared to net cash used by operating activities of approximately ($503,000) for the six months ended June 30, 2013.

The Company's accounts receivable, less allowance for doubtful accounts, at June 30, 2014 and at December 31, 2013 were approximately $1.39 million and $2.1 million, respectively, representing 44 days and 59 days of sales outstanding (“DSO”) respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.

For the six months ended June 30, 2014 cash used by investing activities was ($14,000) as compared to ($2,200) of cash used by investing activities for the six months ended June 30, 2013.

For the six months ended June 30, 2014, cash used by financing activities was ($186,000) as compared to $(210,000) for the six months ended June 30, 2013. On February 3, 2014 the Company’s Board of Directors declared a dividend of $0.08 per share on the Company's common stock, amounting to a payout of $186,435. Cash used in financing activities in 2014 and 2013 consisted exclusively of the dividends paid to shareholders.

In management's opinion, cash flows from operations combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months.

Off Balance Sheet Arrangements

As of June 30, 2014, the Company does not have any off balance sheet arrangements.

Contractual Obligations and Commitments

The Company’s commitments at June 30, 2014 are reflected and further detailed in the Contractual Obligation table located in Part I, Item 1, Note 7 of this Form 10-Q.

Inflation

The Company has not suffered material adverse effects from inflation in the past. However, a substantial increase in the inflation rate in the future may adversely affect customers’ purchasing decisions, may increase the costs of borrowing or may have an adverse impact on the Company’s margins and overall cost structure.

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 provides a robust framework for addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. ASU 2014-09 is effective beginning with the calendar year ended December 31, 2017. The Company has not yet assessed the impact ASU 2014-09 will have upon adoption on its financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. As of June 30, 2014, we carried out an evaluation, under the supervision of and with the participation of our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.

Changes in internal control. During the quarter covered by this report, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The Company’s legal proceedings at June 30, 2014 have been disclosed in Part I, Item 1, Note 10 of this Form 10-Q. There were no material developments in the legal proceedings during the quarter ended June 30, 2014.

Item 1A. Risk Factors

We incorporate herein by reference the risk factors included under Item 1A. of our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 3, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable

Item 5. Other Information

On August 13, 2014, the Company entered into a Professional Service Agreement with Helios and Matheson Parent (the “HMIT PSA”), which documented ongoing services provided to the Company by Helios and Matheson Parent from February 24, 2014. Pursuant to the HMIT PSA, Helios and Matheson Parent hires employees in India and provides infrastructure services for those employees to facilitate the operations of those of the Company’s clients who need offshore support for their businesses. For the services the Company pays the cost incurred by Helios and Matheson Parent for employees it hires to provide the services and a fixed fee in the amount of $500 per employee per month for infrastructure support.

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

3.1.2	Certificate of Amendment to Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.4 to the Form 10-Q for the period ended June 30, 2011 as filed with the SEC on August 15, 2011.

3.1	Bylaws of Helios and Matheson Analytics Inc., incorporated by reference to Exhibit 3.2 to the Form 10-K, as previously filed with the SEC on March 31, 2010.

10.1	Professional Services Agreement by and between the Registrant and Helios and Matheson Information Technology Limited, dated as of August 13, 2014.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets; (ii) consolidated statements of Operations and Comprehensive (loss)/income; (iii) consolidated statements of cash flows; and (iv) the notes to the financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIOS AND MATHESON ANALYTICS INC.

Date: August 13, 2014	By:	/s/ Divya Ramachandran
Divya Ramachandran
Chief Executive Officer and President

Date: August 13, 2014	By:	/s/ Umesh Ahuja
Umesh Ahuja
Chief Financial Officer and Secretary