Form 10-Q
period 2014-09-30
Helios & Matheson Analytics Inc.
filed 2014-11-10
CIK 1040792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number:     0-22945

HELIOS AND MATHESON ANALYTICS INC.

 (Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3169913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Empire State Building, 350 5th Avenue,
New York, New York 10118	(212) 979-8228
(Address of Principal Executive Offices)	(Registrant’s Telephone Number, Including Area Code)

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

As of October 30, 2014, there were 2,330,438 shares of common stock, $.01 par value per share, outstanding.

HELIOS AND MATHESON ANALYTICS INC.

i

Part I. Financial Information

Item 1. Financial Statements

HELIOS AND MATHESON ANALYTICS INC.

CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,044,026	$660,278
Accounts receivable- less allowance for doubtful accounts of $35,711 at September 30, 2014, and $28,213 at December 31, 2013	1,287,766	2,147,436
Unbilled receivables	47,620	143,126
Prepaid expenses and other current assets	152,020	147,448
Total current assets	2,531,432	3,098,288
Property and equipment, net	56,106	50,071
Security Deposit	2,000,000	2,000,000
Deposits and other assets	78,520	78,520
Total assets	$4,666,058	$5,226,879

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$665,095	$830,948
Total current liabilities	665,095	830,948

Shareholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of September 30, 2014, and December 31, 2013	-	-
Common stock, $.01 par value; 30,000,000 shares authorized; 2,330,438 issued and outstanding as of September 30, 2014 and December 31, 2013	23,304	23,304
Paid-in capital	37,855,740	37,855,740
Accumulated other comprehensive loss - foreign currency translation	(94,531)	(77,032)
Accumulated deficit	(33,783,550)	(33,406,081)
Total shareholders' equity	4,000,963	4,395,931
Total liabilities and shareholders' equity	$4,666,058	$5,226,879

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.

CONSOLIDATED STATEMENT OF OPERATOINS AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$2,510,393	$3,416,301	$8,246,199	$10,058,680
Cost of revenues	1,986,430	2,747,232	6,689,648	7,926,724
Gross profit	523,963	669,069	1,556,551	2,131,956
Operating expenses:
Selling, general & administrative	546,849	572,420	1,740,338	1,817,360
Depreciation & amortization	3,520	2,641	8,445	7,605
	550,369	575,061	1,748,783	1,824,965
(Loss)/income from operations	(26,406)	94,008	(192,232)	306,991
Other income(expense):
Interest income-net	3,662	538	10,199	1,978
	3,662	538	10,199	1,978
(Loss)/income before income taxes	(22,744)	94,546	(182,033)	308,969
Provision for income taxes	3,000	(10,446)	9,000	(4,446)
Net (loss)/income	(25,744)	104,992	(191,033)	313,415
Other comprehensive (loss)/income - foreign currency adjustment	(21,419)	(17,220)	(17,499)	(31,323)
Comprehensive (loss)/income	$(47,163)	$87,772	$(208,532)	$282,092

Net (Loss)/income per share
Basic & Diluted	$(0.01)	$0.05	$(0.08)	$0.13
Dividend Per share	$-	$-	$0.08	$0.09

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended Septermber 30,
	2014	2013
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss)/income	$(191,033)	$313,415
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	8,445	7,605
Provision for doubtful accounts	(8,710)	13,165
Gain on sale of Fixed Asset	(11)	(250)
Changes in operating assets and liabilities:
Accounts receivable	868,380	(836,826)
Unbilled receivables	95,506	(33,546)
Prepaid expenses and other assets	(4,572)	(40,142)
Accounts payable and accrued expenses	(165,853)	15,860
Security Deposits	-	(1,000,000)
Deposits	-	21,512
Net cash provided by/(used in) operating activities	602,152	(1,539,207)
Cash flows from investing activities:
Purchase of property and equipment	(14,470)	(5,622)
Net cash used in investing activities	(14,470)	(5,622)
Cash flows from financing activities:
Dividend Paid	(186,435)	(209,739)
Net cash used in financing activities	(186,435)	(209,739)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(17,499)	(31,323)
Net increase/(decrease) in cash and cash equivalents	383,748	(1,785,891)
Cash and cash equivalents at beginning of period	660,278	2,861,733
Cash and cash equivalents at end of period	$1,044,026	$1,075,842

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes - net of refunds	$8,189	$5,009

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

3)            INTERIM FINANCIAL STATEMENTS:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 2014, the consolidated results of operations for the three and nine month periods ended September 30, 2014 and 2013 and cash flows for the nine month periods ended September 30, 2014 and 2013.

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

For the three month period ended September 30, 2014, the Company reported a net loss of approximately ($26,000) and for the nine month period ended September 30, 2014, the Company reported a net loss of ($191,000); for the three month period ended September 30, 2013, the Company reported net income of approximately $105,000 and for the nine month period ended September 30, 2013, the Company reported net income of $313,000. The Company continues to focus on revenue growth by expanding its existing client market share and its client base. The Company also keeps a tight rein on discretionary expenditures and SG&A, which the Company believes will enhance its competitiveness.

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

5)            NET (LOSS)/INCOME PER SHARE:

The following table sets forth the computation of basic and diluted net (loss)/income per share for the three months and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator for basic net (loss)/income per share
Net (loss)/income available to common stockholders	$(25,744)	$104,992	$(191,033)	$313,415

Numerator for diluted net (loss)/income per share
Net (loss)/income available to common stockholders & assumed conversion	$(25,744)	$104,992	$(191,033)	$313,415

Denominator:
Denominator for basic and diluted (loss)/income per share - weighted-average shares	2,330,438	2,330,438	2,330,438	2,330,438

Basic and diluted (loss)/income per share:
Net (loss)/income per share	$(0.01)	$0.05	$(0.08)	$0.13

6)            CONCENTRATION OF CREDIT RISK:

The revenues of the Company’s top three customers represented approximately 82% of the revenues for the nine month period ended September 30, 2014. The revenues of the Company’s top three customers represented approximately 88% of revenues for the same period in 2013. No other customer represented greater than 10% of the Company’s revenues for such periods. The Company continues its effort to broaden its customer base in order to mitigate this risk.

7)             CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The Company’s commitments at September 30, 2014, are comprised of the following:

	Payments Due by Period
Contractual		Less Than			More Than
Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Operating Lease Obligations
Rent (1)	405,687	157,040	248,647	-	-
Total	$405,687	$157,040	$248,647	$-	$-

(1) The Company has a New York facility with a lease term expiring April 30, 2017.

As of September 30, 2014, the Company does not have any “Off Balance Sheet Arrangements”.

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

9)            TRANSACTIONS WITH RELATED PERSONS

In September 2010, the Company entered into a Memorandum of Understanding with Helios and Matheson Parent (the “HMIT MOU”) pursuant to which Helios and Matheson Parent has agreed to make available to the Company facilities of dedicated Off-shore Development Centers (“ODCs”) and also render services by way of support in technology, client engagement, management and operating the ODCs for the Company. The Company has furnished Helios and Matheson Parent a security deposit of $2 million, classified as a non-current asset on the balance sheet, to cover any expenses, claims or damages that Helios and Matheson Parent may incur while discharging its obligation under the HMIT MOU and also to cover the Company’s payable to Helios and Matheson Parent. Helios and Matheson Parent has been providing recruitment services to Helios and Matheson Analytics Inc. and has not charged a fee for these services. For the purpose of strengthening our client relationships, Helios and Matheson Parent also provides knowledge transition free of cost to clients and volume/business commitment based discounts. The investment made by Helios and Matheson Parent in this regard during the nine months ended September 30, 2014 is approximately $82,000. The amount payable to Helios and Matheson Parent for services rendered under the HMIT MOU was $8,736 and $341,000 for the nine months ended September 30, 2014 and 2013, respectively and is included as a component of cost of revenue. All payments to Helios and Matheson Parent under the MOU are made after collections are received from clients. The amount paid to Helios and Matheson Parent for services rendered under the HMIT MOU was $0 and $208,000 for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, the Company has a receivable from Helios and Matheson Parent in the amount of $182,626 which represents amounts paid on behalf of Helios and Matheson Parent. As of September 30, 2014, the amount paid on behalf of Helios and Matheson Parent is reported as an offset of accounts payable to Helios and Matheson Parent.

In August 2014, the Company entered into a Professional Service Agreement with Helios and Matheson Parent (the “HMIT PSA”), which documented ongoing services provided by Helios and Matheson Parent from February 24, 2014. Pursuant to the HMIT PSA Helios and Matheson Parent hires employees in India and provides infrastructure services for those employees to facilitate the operations of those of the Company’s clients who need offshore support for their business. For the services the Company pays the cost incurred by Helios and Matheson Parent for the employee it hires to provide the services and a fixed fee for infrastructure support. For the nine months ended September 30, 2014, the Company’s revenue from services provided with offshore support was about $471,000. Amounts payable to Helios and Matheson Parent for services rendered under the HMIT PSA was $270,000 for the nine months ended September 30, 2014 and is included as a component of cost of revenue. The amount paid to Helios and Matheson Parent for services rendered under the HMIT PSA for the nine months ended September 30, 2014 was $208,000.

10)          LEGAL PROCEEDINGS

During 2011, Rosen and Associates, P.C. asked for a payment of $22,868 for services it allegedly performed for the Company. The Company did not execute any agreement for the performance of services with Rosen and Associates, P.C. On August 26, 2013 Rosen and Associates, P.C. filed a claim seeking payment for the services it allegedly performed. The trial was held on October 27, 2014. Rosen and Associates, P.C. was unable to prove their claim at trial and the case was dismissed. Rosen and Associates, P.C. did not recover any damages from the Company.

11)          DIVIDEND PAID:

On February 3, 2014 the Company’s Board of Directors declared a dividend of $0.08 per share on the Company's common stock, amounting to a total payout of $186,435. This amount represents approximately 50% of the net profits of the Company for the year ended December 31, 2013. The dividend was paid on March 5, 2014 to shareholders of record on February 18, 2014. There can be no assurance that the Company will pay dividends in the future.

12)          RECENT ACCOUNTING PRONOUNCEMENT:

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires that an entity’s management evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Certain disclosures are necessary in the footnotes to the financial statements in the event that conditions or events raise substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter and early application is permitted. The Company has not yet assessed the impact ASU 2014-15 will have upon adoption.

13)          SUBSEQUENT EVENTS

Management completed an analysis of all subsequent events occurring after September 30, 2014, the balance sheet date, through November 10, 2014, the date upon which the quarter-end consolidated financial statements were issued, and determined the following disclosures to be necessary or appropriate:

During 2011, Rosen and Associates, P.C. asked for a payment of $22,868 for services it allegedly performed for the Company. The Company did not execute any agreement for the performance of services with Rosen and Associates, P.C. On August 26, 2013 Rosen and Associates, P.C. filed a claim seeking payment for the services it allegedly performed. The trial was held on October 27, 2014. Rosen and Associates, P.C. was unable to prove their claim at trial and the case was dismissed. Rosen and Associates, P.C. did not recover any damages from the Company.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 throughout and in particular in the discussion at Item 2 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks, including those discussed in the risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 which have been incorporated into this report by reference, could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:

•	our capital requirements and whether or not we will be able to raise capital when we need it;

•	changes in local, state or federal regulations that will adversely affect our business;

•	our ability to sell our products;

•	whether we will continue to receive the services of certain officers and directors;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and

•	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

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

For the nine months ended September 30, 2014, approximately 92% of the Company's consulting services revenues were generated from clients under time and materials engagements, as compared to approximately 93% for the nine months ended September 30, 2013 with the remainder generated under fixed-price engagements and recruitment process outsourcing (RPO). The Company has established standard-billing guidelines for consulting services based on the types of services offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a weekly and monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.

The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. For the nine months ended September 30, 2014 and 2013, gross margin was 18.9% and 21.2% respectively.

The Company actively manages its personnel utilization rates by monitoring project requirements and timetables. The Company’s utilization rate for the three months ending September 30, 2014 and September 30, 2013 was approximately 96%. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in the Company’s training programs in order to expand their technical skill sets.

Investments by Helios and Matheson Parent

On March 30, 2006, Helios and Matheson Parent, an IT services organization with its corporate headquarters in Chennai, India, purchased 409,879 shares of the Company’s common stock from Mr. Shmuel BenTov, the Company’s former Chairman, Chief Executive Officer and President and his family members, which represented approximately 43% of the Company’s outstanding common stock. In 2006, 2007, 2008, 2009 and 2010 Helios and Matheson Parent purchased additional shares of the Company’s common stock. Helios and Matheson Parent owns 1,743,040 shares of common stock, representing approximately 75% of the shares of the common stock currently outstanding. Helios and Matheson Parent is a publicly listed company on three stock exchanges in India, the National Stock Exchange (NSE), the Bombay Stock Exchange, Mumbai (BSE) and the Madras Stock Exchange (MSE). Due to the acquisition of more than 50% of our common stock by Helios and Matheson Parent, we meet the definition of a “Controlled Company” as defined by Rule 5615(c) of the NASDAQ’s rules.

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

Stock Based Compensation

The Company uses the modified prospective application method as specified by the FASB whereby compensation cost is recognized over the remaining service period based on the grant-date fair value of those.

Results of Operations

The following table sets forth the percentage of revenues of certain items included in the Company’s Statement of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	79.1%	80.4%	81.1%	78.8%
Gross profit	20.9%	19.6%	18.9%	21.2%
Operating expenses	21.9%	16.8%	21.2%	18.1%
(Loss)/Income from operations	(1.0)%	2.8%	(2.3)%	3.1%
Net (loss)/Income	(1.0)%	3.1%	(2.3)%	3.1%

Comparison of the Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013

Revenues. Revenues for the three months ended September 30, 2014 were $2.5 million compared to $3.4 million for the three months ended September 30, 2013. The decrease was primarily attributable to a decrease in consulting and RPO revenue due to a decline in discretionary spending in IT services by the Company’s major clients in the financial and banking service industry. Our clients are facing significant financial pressure due to the ongoing tough economic environment resulting in a pushback in new assignments.

Gross Profit. The resulting gross profit for the three months ended September 30, 2014 was $524,000 as compared to $669,000 for the three months ended September 30, 2013. As a percentage of total revenues, gross margin for the three months ended September 30, 2014 was 20.9% compared to 19.6% for the three months ended September 30, 2013. The reduction to gross margin is due to a reduction in revenue and the increase in gross margin percentage is due to the increase in high margin offshore consulting revenue.

Operating Expenses. Operating expenses are comprised of selling, general and administrative (“SG&A”) expenses and depreciation and amortization. Operating expenses for the three months ended September 30, 2014 were $550,000 as compared to the 2013 period of $575,000. The decrease is due to certain onetime charges incurred in 2013 primarily relating to promotion of the Company's predictive analytics offering. It also included a charge of $15,000 due to the settlement of a legal action with Toranco-Clark Associates LLC, the Company’s former landlord.

Taxes. Tax provisions for the three months ended September 30, 2014 were $3,000 and for the three months ended September 30, 2013 were at $10,000, and are comprised exclusively of minimum state taxes.

Net (Loss)/Income. As a result of the above, the Company had a net loss of $26,000 or $(0.01) per basic and diluted share for the three months ended September 30, 2014 as compared to net income of $105,000 or $0.05 per basic and diluted share for the three months ended September 30, 2013.

Comparison of the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013

Revenues. Revenues for the nine months ended September 30, 2014 were $8.2 million compared to $10 million for the nine months ended September 30, 2013. The decrease was primarily attributable to a decrease in consulting and RPO revenue due to a decline in discretionary spending in IT services by the Company’s major clients in the financial and banking service industry. Our clients are facing significant financial pressure due to the ongoing tough economic environment resulting in a pushback in new assignments.

Gross Profit. Gross profit for the nine months ended September 30, 2014 was $1.6 million as compared to $2.1 million for the nine months ended September 30, 2013. As a percentage of total revenues, gross margin for the nine months ended September 30, 2014 was 18.9% compared to 21.2% for the nine months ended September 30, 2013. The reduction to gross margin is due to a reduction in revenue from high margin consulting and fixed price revenue.

Operating Expenses. Operating expenses are comprised of Selling, General and Administrative (“SG&A”) expenses and depreciation and amortization. Operating expenses for the nine months ended September 30, 2014 were $1.7 million and for the nine months ended September 30, 2013 were $1.8 million.

Taxes. Tax provisions for the nine months ended September 30, 2014 were $9,000 and for the nine months ended September 30, 2013 were $($4,000), and are comprised exclusively of minimum state taxes.

Net (Loss)/Income. As a result of the above, the Company had a net loss of $191,000 or $(0.08) per basic and diluted share for the nine months ended September 30, 2014 compared to net income of $313,000 or $0.13 per basic and diluted share for the nine months ended September 30, 2013.

Liquidity and Capital Resources

The Company believes that its business, operating results and financial condition have been affected by the economic crisis and ongoing economic uncertainty which continue to impact the IT and analytics spending of its clients. A significant portion of the Company’s major customers are in the financial services industry and came under considerable pressure as a result of the unprecedented economic conditions in the financial markets. Spending on analytics and technology consulting services is largely discretionary, and the Company has experienced, and in future may continue to experience, pushback of new assignments and high margin projects from existing clients. During the nine months ended September 30, 2014 the Company’s revenues declined by approximately 18% and the Company reported a net loss of ($191,000) as compared to net income of $313,000 during the same period in 2013. The net loss resulted primarily from a decline in high margin projects and RPO services revenue.

The Company's cash balances were approximately $1,000,000 at September 30, 2014 and $660,000 at December 31, 2013. Net cash provided from operating activities for the nine months ended September 30, 2014 was approximately $602,000 compared to net cash used by operating activities of approximately ($1,500,000) for the nine months ended September 30, 2013.

The Company's accounts receivable, less allowance for doubtful accounts, at September 30, 2014 and at December 31, 2013 were approximately $1.3 million and $2.1 million, respectively, representing 48 days and 59 days of sales outstanding (“DSO”) respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.

For the nine months ended September 30, 2014 cash used by investing activities was ($14,000) as compared to ($5,600) of cash used by investing activities for the nine months ended September 30, 2013.

For the nine months ended September 30, 2014, cash used by financing activities was ($186,000) as compared to $(210,000) for the nine months ended September 30, 2013. On February 3, 2014 the Company’s Board of Directors declared a dividend of $0.08 per share on the Company's common stock, amounting to a payout of $186,435. Cash used in financing activities in 2014 and 2013 consisted exclusively of the dividends paid to shareholders.

In management's opinion, cash flows from operations combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months.

Off Balance Sheet Arrangements

As of September 30, 2014, the Company does not have any off balance sheet arrangements.

Contractual Obligations and Commitments

The Company’s commitments at September 30, 2014 are reflected and further detailed in the Contractual Obligation table located in Part I, Item 1, Note 7 of this Form 10-Q.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires that an entity’s management evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Certain disclosures are necessary in the footnotes to the financial statements in the event that conditions or events raise substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter and early application is permitted. The Company has not yet assessed the impact ASU 2014-15 will have upon adoption.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4.   Controls and Procedures

Evaluation of disclosure controls and procedures. As of September 30, 2014, we carried out an evaluation, under the supervision of and with the participation of our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.

Changes in internal control. During the quarter covered by this report, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Part II.   Other Information

Item 1.    Legal Proceedings

During 2011, Rosen and Associates, P.C. asked for a payment of $22,868 for services it allegedly performed for the Company. The Company did not execute any agreement for the performance of services with Rosen and Associates, P.C. On August 26, 2013 Rosen and Associates, P.C. filed a claim seeking payment for the services it allegedly performed. The trial was held on October 27, 2014. Rosen and Associates, P.C. was unable to prove their claim at trial and the case was dismissed. Rosen and Associates, P.C. did not recover any damages from the Company.

Item 1A. Risk Factors

We incorporate herein by reference the risk factors included under Item 1A. of our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 3, 2014.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosure

Not Applicable

Item 5.   Other Information

Not Applicable

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

101

The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets; (ii) consolidated statements of Operations and Comprehensive (loss)/income; (iii) consolidated statements of cash flows; and (iv) the notes to the financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIOS AND MATHESON ANALYTICS INC.

Date: November 10, 2014	By:	/s/ Divya Ramachandran
Divya Ramachandran
Chief Executive Officer and President

Date: November 10, 2014	By:	/s/ Umesh Ahuja
Umesh Ahuja
Chief Financial Officer and Secretary