Form 10-K
period 2014-12-31
Helios & Matheson Analytics Inc.
filed 2015-03-27
CIK 1040792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Large accelerated filer ☐                                                                 Accelerated filer ☐

Non-accelerated filer ☐(Do not check if a smaller reporting company)                     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $2,331,970 based on the sale price of the registrant's common stock on the NASDAQ Capital Market on the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 17, 2015, there were 2,330,438 shares of the registrant’s common stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report. See Item 15 for a list of other exhibits incorporated by reference into this Report.

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

PART I

Item 1. Business

General

Since 1983, Helios and Matheson Analytics Inc. (“Helios and Matheson” or the “Company”) has provided high quality IT services and solutions to Fortune 1000 companies and other large organizations. Effective as of May 3, 2013, the company changed its name from Helios and Matheson Information Technology Inc. to Helios and Matheson Analytics Inc. Management believes that the new name more accurately reflects its business and operations going forward, which have moved beyond IT. The Company now offers its clients an enhanced suite of services of predictive analytics with technology at its foundation enriched by data science. Through the Company’s association with Helios and Matheson Information Technology Ltd. (referred to herein as “Helios and Matheson Parent”), we are developing long term mutually beneficial opportunities, both in the United States and globally. Helios and Matheson Parent is an information technology services organization with corporate headquarters in Chennai, India and the owner of approximately 75% of the Company’s outstanding common stock. The Company is headquartered in New York City and has a second office in Bangalore, India. The Company's common stock is listed on The NASDAQ Capital Market (“NASDAQ”) under the symbol "HMNY". Our website address is www.hmny.com. Information on our website is not a part of this report.

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

Helios and Matheson is ISO 27001 certified, the global benchmark for data security. This internationally recognized certification reflects our commitment to information security best practices.

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

Software. Helios and Matheson markets and distributes software products developed by independent software developers. During 2014, software revenue was approximately 1% of the Company’s total revenues.

Clients

The Company’s clients consist primarily of Fortune 1000 companies and other large organizations. The Company’s clients operate in a diverse range of industries with a concentration in the banking, financial services, insurance and healthcare industries. Two of Company’s top five clients measured by revenue for the year ended December 31, 2014 have been clients for over five years. The revenues of the Company’s top four clients represented approximately 88% of the revenues for the twelve month period ended December 31, 2014 and the top three clients represented approximately 88% of the revenue for the twelve month period ended December 31, 2013. No other client represented greater than 10% of the Company’s revenues for such periods. During 2015, the Company expects that a significant portion of its revenues will continue to come from these clients. As indicated above, the Company continues to work positively to expand its client base by offering services to many of its existing clients in their offices outside New York and New Jersey and using such contacts as a gateway into new geographies.

All of the Company’s revenues were derived from clients within the United States for each of the years ended December 31, 2014 and 2013.

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

Competition

The market for IT consulting and analytics services is intensely competitive, affected by rapid technological advances and includes a large number of competitors. The Company's competitors include the current or former consulting divisions of the “Big Four” accounting firms, major offshore outsourcing companies, systems consulting and implementation firms, application software development firms, management consulting firms, divisions of large hardware and software companies, and niche providers of IT and analytics services. Many of these competitors have significantly greater financial, technical and marketing resources than the Company. Competition imposes significant pricing pressures on the Company. The Company does not represent a significant competitive presence in the industry.

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

Human Resources

At March 31, 2015, the Company had 32 employees, of whom 25 were technology consultants, 3 provided sales and marketing services, and 3 were executive, financial and administrative personnel. None of the Company’s employees are represented by a labor union, and the Company has never incurred a work stoppage. In addition to these employees, the Company was utilizing the services of 26 independent contractors at December 31, 2014. These independent contractors act as consultants and they are not employees of the Company.

Long-Lived Assets

Substantially all of the Company’s long-lived assets were located in the United States for the years ended December 31, 2014 and 2013, respectively.

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

Government Regulation

We are not currently subject to direct regulation by any governmental agency, other than regulations applicable to businesses generally.

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

We rely on a small number of clients for a significant portion of our revenue. During the years ended December 31, 2014 and December 31, 2013, our top three clients accounted for 78% and 88% respectively of our revenue. If we were to lose any of these clients, we cannot assure you that they could be replaced quickly or at all. Our loss of any of these clients could have a material adverse effect on our revenues and results of operations.

Our stock price is volatile.

The Company’s stock was traded on 219 days during 2014 and may be subject to wide fluctuations in price in response to variations in quarterly results of operations and other factors, including financings, technological innovations and general economic or market conditions. For example, the closing price of our common stock during 2014 was as low as $1.70 and as high as $7.30. Stock markets have experienced extreme price and volume trading volatility in the recent past. This volatility had a substantial effect on the market price of many technology companies that has often been unrelated to the operating performance of those companies. This volatility may adversely affect the market price of the Company’s common stock.

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

Our industry is intensely competitive.

The market for IT consulting and analytic services is intensely competitive, affected by rapid technological advances and includes a large number of competitors. Our competitors include the current or former consulting divisions of the “Big Four” accounting firms, major offshore outsourcing companies, systems consulting and implementation firms, application software development firms, management consulting firms, divisions of large computer hardware and software companies, and niche providers of IT services. Many of these competitors have significantly greater financial, technical and marketing resources than we have. Competition imposes significant pricing pressures on us. If we are unable to compete successfully in our markets, our business and financial results will be materially adversely affected.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not Required.

Item 2. Properties

The Company’s executive office is located at the Empire State Building, 350 Fifth Avenue, Suite # 7520, New York, NY 10118. The Company’s executive office is located in a leased facility with a term expiring on April 30, 2017. In addition, the Company has an office in Bangalore, India and pays a facilities fee that is based on the utilization of such facility. The Company is currently using such facilities under a Statement of Work, which expires on July 31, 2015. The SOW will renew automatically thereafter annually unless terminated by either party in accordance with the provisions of original agreement. These facilities are suitable and adequate for our current operations.

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

The following table sets forth the quarterly range of high and low sale prices of the Company’s common stock since January 1, 2013 as reported by NASDAQ:

2014	High	Low
First Quarter	$7.30	$4.90
Second Quarter	5.35	3.49
Third Quarter	4.91	2.26
Fourth Quarter	3.39	1.70

2013	High	Low
First Quarter	$4.77	$2.97
Second Quarter	5.24	2.99
Third Quarter	9.50	3.82
Fourth Quarter	7.86	5.00

Dividends

During 2013, the Board of Directors of the Company declared a cash dividend of $0.09 per share to its common stockholders. On February 2, 2014, the Board of Directors declared a cash dividend of $0.08 per share to its common stockholders of record on February 18, 2014. The payment of dividends is at the discretion of the Company’s Board of Directors, who review many factors, including but not limited to profitability expectations, liquidity and financing needs, before making a determination that dividends will be paid. There is no guarantee that the Company’s Board of Directors will declare dividends in the future.

Holders

There were approximately 12 registered holders of record of the Company’s common stock as of February 13, 2015.

Recent Sales of Unregistered Securities and Share Repurchases

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

For the three and twelve months ended December 31, 2014, approximately 93% and 92% of the Company's consulting services revenues were generated from clients under time and materials engagements, with the remainder generated under fixed-price engagements and recruitment process outsourcing (RPO) engagements as compared to 93% and 92% for the three and twelve months ended December 31, 2013, respectively. The Company has established standard-billing guidelines for consulting services based on the types of services offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a weekly and monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.

The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. For the twelve months ended December 31, 2014 and 2013, gross margin was 20.4% and 20.6% respectively.

The Company actively manages its personnel utilization rates by monitoring project requirements and timetables. Helios and Matheson’s utilization rate for the three and twelve months ending December 31, 2014, was approximately 94% and 95%, respectively as compared to 92% and 96% for the three and twelve months ending December 31, 2013, respectively. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in Helios and Matheson's training programs in order to expand their technical skill sets.

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

a.	Revenue Recognition

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

b.	Allowance for Doubtful Accounts

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

c.	Valuation of Deferred Tax Assets

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

d.	Stock Based Compensation

The Company uses the fair value method as specified by the FASB whereby compensation cost is recognized over the remaining service period based on the grant-date fair value of those awards as calculated for pro forma disclosures as originally issued.

Results of Operations

The following table sets forth the percentage of revenues of certain items included in the Company’s Statement of Income:

	Year Ended December 31,
	2014	2013
Revenues	100.0%	100.0%
Cost of revenues	79.6%	79.4%
Gross profit	20.4%	20.6%
Operating expenses	22.1%	17.7%
(Loss)/Profit from operations	(1.7)%	2.8%
Net (Loss)/Profit	(1.7)%	2.9%

Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013

Revenues. Revenues of the Company decreased by $2.7 million or 19.9% from $13.3 million for the twelve months ended December 31, 2013 to $10.6 million for the twelve months ended December 31, 2014. The decrease was primarily attributable to a decrease in consulting and RPO revenue due to a decline in discretionary spending in IT services by the Company’s major clients in the financial and banking service industry. Our clients are facing significant financial pressure due to the ongoing tough economic environment resulting in a pushback in new assignments.

Gross Profit. The resulting gross profit for the twelve months ended December 31, 2014 was $2.1 million, a decrease of $559,000 or 20.5% from the 2013 comparable period amount of $2.7 million. As a percentage of total revenue, gross margin for the twelve months ended December 31, 2014 and 2013 was 22.5% and 20.6% respectively. The reduction to gross margin is due to a reduction in revenue and the increase in gross margin percentage is due to the increase in higher margin offshore consulting revenue.

Operating Expenses. Operating expenses are comprised of selling, general and administrative (“SG&A”) expenses and depreciation and amortization. For the twelve months ended December 31, 2014 and December 31, 2013 operating expenses were $2.4 million. The Company continues to focus on various cost reduction initiatives including, but not limited to, renegotiation with major vendors and process restructuring.

Taxes. For the twelve months ended December 31, 2014, the Company recorded a tax provision of $12,000 for minimum state taxes and provision to return adjustments of ($3,459) from the filing of state and federal tax returns, as compared to a tax provision of $12,000 for minimum state taxes and provision to return adjustments of ($13,446) for the twelve months ended December 31, 2013. In addition, deferred taxes were not impacted by the pre-tax net income since such amounts were fully reserved as of December 31, 2014 and 2013 respectively.

Net Income. As a result of the above, the Company had net loss of approximately ($178,000) or $(0.08) per basic and diluted share for the twelve months ended December 31, 2014, compared to net income of approximately $383,000 or $0.16 per basic and diluted share for the twelve months ended December 31, 2013.

Liquidity and Capital Resources

The Company believes that its business, operating results and financial condition have been affected by the economic crisis and ongoing economic uncertainty which continue to impact the IT and analytics spending of its clients. A significant portion of the Company’s major clients are in the financial services industry and came under considerable pressure as a result of the unprecedented economic conditions in the financial markets. Spending on IT consulting and analytics services is largely discretionary, and the Company has experienced a pushback of new assignments and high margin projects from existing clients. During the twelve months ended December 31, 2014 the Company’s revenues declined by approximately 19.9% and the Company reported a net loss of ($178,000) as compared to net income of $383,000 during the same period in 2013. The net loss resulted primarily from a decline in high margin projects and RPO services revenue. During the year, the Company also made investments in furthering its analytics business.

The Company's cash balances were approximately $1.2 million at December 31, 2014 as compared to $ 0.7 million at December 31, 2013. Net cash provided by operating activities for the twelve months ended December 31, 2014 was approximately $0.8 million as compared to net cash used in operating activities of approximately $1.9 million for the twelve months ended December 31, 2013. During the year ended December 31, 2013 cash used in operating activities included an increase in the amount of $1 million to a security deposit transferred to Helios and Matheson Parent. The security deposit is used to cover any expenses, claims or damages that Helios and Matheson Parent may incur while discharging its obligations under a memorandum of understanding we entered into with Helios and Matheson Parent in September 2010 and also to cover the Company’s payable to Helios and Matheson Parent pursuant to the memorandum of understanding. See Note 12 “Transaction with Related Party” included in the Company’s financial statements which are included at Item 15 (a) of Part IV of this report.

The Company's accounts receivable, less allowance for doubtful accounts, at December 31, 2014 and December 31, 2013 were $1.1 million and $2.1 million, respectively, representing 38 days and 59 days of sales outstanding (“DSO”) respectively. The Company believes DSO of 38 days and 59 days in 2014 and 2013, respectively, is consistent with favorable resolutions of a limited number of dated client disputes. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.

The Company’s accounts payable and accrued expenses at December 31, 2014 and at December 31, 2013 were approximately $0.6 million and $0.8 million, respectively.

For the twelve months ended December 31, 2014, revenues from the Company’s four largest clients represented 88% and during twelve months ended December 31, 2013, revenue from the Company’s largest three clients represented 88% of revenues. No other customer represented greater than 10% of the Company's revenues for such periods.

Net cash used in investing activities was $14,249 and $7,699 for the twelve months ended December 31, 2014 and 2013, respectively. During 2014, additions of property and equipment were offset by disposals totaling $1,248 as compared to $250 during 2013.

For the twelve months period ended December 31, 2014, cash used by financing activities was ($186,000) as compared to ($210,000) for the twelve months ended December 31, 2013. On February 2, 2014 the Company’s Board of Directors declared a dividend of $0.08 per share on the Company's common stock, amounting to a payout of $186,435.

In management's opinion, cash flows from operations combined with cash on hand will provide adequate funding the Company's working capital obligations for the next twelve months.

For the twelve months ended December 31, 2014 and 2013, there were no shares of common stock issued pursuant to the exercise of options issued under the Company’s stock option plan.

Going Concern

See “Going Concern” in Note 1 of the Company’s financial statements which are included at Item 15 (a) (1) and (2) of Part IV of this report.

Off-Balance Sheet Arrangements

The Company did not have any “Off Balance Sheet Arrangements” during the twelve months ended December 31, 2014 and 2013.

Contractual Obligations

The Company has the following contractual obligations as of December 31, 2014:

Contractual Obligations	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating Lease Obligations
Rent (1)	366,427	157,040	209,387	-	-
Total	$366,427	$157,040	$209,387	$-	$-

(1)	The Company leases office space located in the Empire State Building in New York. The lease term expires on April 30, 2017.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management under the supervision of and with the participation of our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of December 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2014, the end of the Company’s fiscal year. Management based its assessment on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014. Management has reviewed the results of the assessment of the Company’s internal controls over financial reporting with the Audit Committee of the Company’s Board of Directors.

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

Item 9B. OTHER INFORMATION

None

PART III

Item 10. Directors, Executive Officers and corporate governance

The information concerning the Company’s Code of Ethics is set forth below in this Item 10. All other information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management AND RELATED SHAREHOLDER MATTERS

The information concerning the Company’s equity compensation plan is set forth below in this Item 12. All other information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The Equity Compensation Plan Information as of December 31, 2014 was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2014	Weighted-average exercise price of outstanding options, warrants and rights as of December 31, 2014

Number of securities remaining available for future issuance under equity compensation plans (Excluding securities to be issued upon exercise of outstanding options, warrants and rights as of

December 31, 2014

Equity compensation plans approved by security holders	-	$-	400,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	400,000

Item 13. Certain Relationships and Related Transactions, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

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

3.2	Bylaws of Helios and Matheson Analytics Inc., incorporated by reference to Exhibit 3.2 to the form 10-K, as previously filed with SEC on March 31, 2010.

10.1	Helios and Matheson Analytics Inc. 2014 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 on Form 8-K, as previously filed with the SEC on March 3, 2014. †

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

__________

† Management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2015

HELIOS AND MATHESON ANALYTICS INC.

By:	/s/ Divya Ramachandran
Divya Ramachandran
President and Chief Executive Officer

By:	/s/ Umesh Ahuja
Umesh Ahuja
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Divya Ramachandran	President, Chief Executive Officer and Director	March 27, 2015
Divya Ramachandran	(Principal Executive Officer)

/s/ Shri S. Jambunathan	Chairman and Director	March 27, 2015
Shri S. Jambunathan

/s/ Viraj Patel	Director	March 27, 2015
Viraj Patel

/s/ Kishan Grama Ananthram	Director	March 27, 2015
Kishan Grama Ananthram

/s/ Umesh Ahuja	Chief Financial Officer (Principal Financial Officer)	March 27, 2015
Umesh Ahuja

ITEM 15 (a) (1) and (2)

HELIOS AND MATHESON ANALYTICS INC.

The following consolidated financial statements and financial statement schedule of Helios and Matheson Analytics Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm – Mercadien, P.C. Certified Public Accountants	F-2

Consolidated Balance Sheets	F-3

Consolidated Statement of Operations and Comprehensive (Loss)/Income	F-4

Consolidated Statement of Shareholders’ Equity	F-5

Consolidated Statement of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7

The following consolidated financial statement schedule of Helios and Matheson Analytics Inc. is included in Item 15(c): Schedule II – Valuation and Qualifying Accounts	S-1

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Helios and Matheson Analytics Inc.

We have audited the accompanying consolidated balance sheet of Helios and Matheson Analytics, Inc. and Subsidiary, (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Helios and Matheson Analytics Inc. and Subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Helios and Matheson Analytics Inc.’s internal control over financial reporting as of December 31, 2014 included in Item 9A on the Form 10-K entitled Management Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

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

/s/ Mercadien, P.C., Certified Public Accountants

Mercadien, P.C., Certified Public Accountants

Hamilton, New Jersey

March 27, 2015

HELIOS AND MATHESON ANALYTICS INC.
CONSOLIDATED BALANCE SHEETS

	Year Ended December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$1,225,518	$660,278
Accounts receivable-less allowance for doubtful accounts of $37,711 at December 31, 2014, and $28,213 at December 31, 2013	1,082,088	2,147,436
Unbilled receivables	81,311	143,126
Prepaid expenses and other current assets	133,045	147,448
Total current assets	2,521,962	3,098,288
Property and equipment, net	53,422	50,071
Security Deposit	2,000,000	2,000,000
Deposits and other assets	52,347	78,520
Total assets	$4,627,731	$5,226,879

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$618,181	$830,948
Total current liabilities	618,181	830,948

Shareholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of December 31, 2014, and December 31, 2013	-	-
Common stock, $.01 par value; 30,000,000 shares authorized; 2,330,438 issued and outstanding as of December 31, 2014 and as of December 31, 2013	23,304	23,304
Paid-in capital	37,855,740	37,855,740
Accumulated other comprehensive loss - foreign currency translation	(99,265)	(77,032)
Accumulated deficit	(33,770,229)	(33,406,081)
Total shareholders' equity	4,009,550	4,395,931
Total liabilities and shareholders' equity	$4,627,731	$5,226,879

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME

	Year Ended December 31,
	2014	2013

Revenues	$10,641,681	$13,291,095
Cost of revenues	8,468,103	10,558,446
Gross profit	2,173,578	2,732,649
Operating expenses:
Selling, general and administrative	2,345,168	2,346,926
Depreciation and amortization	11,129	10,595
	2,356,297	2,357,521
(Loss)/Income from operations	(182,719)	375,128
Other income(expense):
Interest income	13,548	6,437
	13,548	6,437
(Loss)/Income before income taxes	(169,171)	381,565
Provision for income taxes	8,541	(1,446)
Net (Loss)/Income	(177,712)	383,011
Other comprehensive loss - foreign currency adjustment	(22,232)	(30,123)
Comprehensive (Loss)/Income	$(199,944)	$352,888

Basic and diluted net (loss)/income per share	$(0.08)	$0.16
Dividend Per share	$0.08	$0.09

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

					Additional	Accumulated
	Preferred Stock		Common Stock		Paid-In	Other Comp	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2012	-	$-	2,330,438	$23,304	$37,855,740	$(46,910)	$(33,579,352)	$4,252,782
Net Income	-	-	-	-	-	-	383,011	383,011
Dividend Paid	-	-	-	-	-	-	(209,740)	(209,740)
Foreign Exchange Translation	-	-	-	-	-	(30,122)	-	(30,122)
Balance, December 31, 2013	-	-	2,330,438	23,304	37,855,740	(77,032)	(33,406,081)	4,395,931
Net Loss	-	-	-	-	-	-	(177,713)	(177,713)
Dividend Paid	-	-	-	-	-	-	(186,435)	(186,435)
Foreign Exchange Translation	-	-	-	-	-	(22,233)	-	(22,233)
Balance, December 31, 2014	-	$-	$2,330,438	$23,304	$37,855,740	$(99,265)	$(33,770,229)	$4,009,550

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2014	2013

Cash flows from operating activities:
Net (loss)/income	$(177,712)	$383,011
Adjustments to reconcile net (loss)/income to net cash provided/(used) in operating activities:
Depreciation and amortization	11,129	10,595
Provision for doubtful accounts	10,000	(4,208)
Gain on sale of Fixed Asset	(231)	(250)
Changes in operating assets and liabilities:
Accounts receivable	1,055,348	(885,740)
Unbilled receivables	61,815	(121,636)
Prepaid expenses and other assets	14,403	(16,877)
Accounts payable and accrued expenses	(212,768)	(340,301)
Security Deposits	-	(1,000,000)
Deposits	26,173	21,512
Net cash provided/(used in) by operating activities	788,157	(1,953,894)
Cash flows from investing activities:
Purchase of property and equipment, net	(14,249)	(7,699)
Net cash used in investing activities	(14,249)	(7,699)
Cash flows from financing activities:
Dividend Paid	(186,435)	(209,739)
Net cash used in financing activities	(186,435)	(209,739)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(22,233)	(30,123)
Net increase/(decrease) in cash and cash equivalents	565,240	(2,201,455)
Cash and cash equivalents at beginning of period	660,278	2,861,733
Cash and cash equivalents at end of period	$1,225,518	$660,278

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes - net of refunds	$9,869	$5,701

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

Certain amounts reported in previous years have been reclassified to conform to the fiscal 2014 presentation.

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

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2014, the Company had $1,225,518 of cash and cash equivalents on hand as compared to $660,278 of cash and cash equivalents at December 31, 2013. For the year ended December 31, 2014 the Company reported net loss of $177,712 as compared to net income of $383,011 for the year ended December 31, 2013. The ability of the Company to continue as a going concern is dependent on the Company achieving profitable operations in the future.

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

Stock-Based Compensation

No non-employee equity instruments were granted in 2014 or 2013.

At December 31, 2014, the Company has a stock based compensation plan, which is described as follows:

The Company adopted the Helios and Matheson Analytics Inc. 2014 Equity Incentive Plan (the “Plan”) that provides for the grant of stock options that are either “incentive” or “non-qualified” for federal income tax purposes, as well as for awards of restricted stock, performance units and performance shares.. The Plan provides for the issuance of a maximum of 400,000 shares of common stock (subject to adjustment pursuant to customary anti-dilution provisions). Stock options will be issued from the Plan are expected to vest over a period between one to four years.

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

The Company uses the fair value method as specified by the FASB whereby compensation cost is recognized over the remaining service period based on the grant-date fair value of those awards as calculated for pro forma disclosures as originally issued. For the three and twelve months ended December 31, 2014 and December 31, 2013 the Company recorded stock based compensation expense of $0.

The fair value of options at the date of grant was estimated using the Black-Scholes model with the following assumptions:

	2014		2013
Expected life (years)	4.00		4.00
Risk free interest rate	0.93%		0.96%
Expected volatility	0.70		0.84
Weighted average fair value per option	$0.00	(1)	$0.00	(1)

(1) There were no options granted by the Company for the 12 months ended Decmber 31, 2014 and 2013.

2.            NET (LOSS)/INCOME PER SHARE

The following table sets forth the computation of basic and diluted net (loss)/income per share for the years ended December 31, 2014 and 2013

	Year Ended December 31,
	2014	2013
Numerator for basic net (loss)/income per share
Net (loss)/income	$(177,712)	$383,011
Net (loss)/income available to common stockholders	$(177,712)	$383,011

Numerator for diluted net (loss)/income per share
Net (loss)/income available to common stockholders & assumed conversion	$(177,712)	$383,011

Denominator:
Denominator for basic and diluted (loss)/income per share - weighted-average shares	2,330,438	2,330,438

Basic and diluted income per share:
Net (loss)/income per share	$(0.08)	$0.16

HELIOS AND MATHESON ANALYTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All options and warrants outstanding during 2014 and 2013 were not included in the computation of net income per share because the options and warrants were not likely to be exercised based on current market conditions.

3.    PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following:

	December 31,
	2014	2013
Equipment and leaseholds	$88,029	$120,192
Software	167,337	167,337
Furniture and fixtures	34,186	34,186
	289,552	321,715
Less accumulated depreciation and amortization	236,130	271,644
	$53,422	$50,071

4.    CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has the following commitment as of December 31, 2014: operating lease obligations. The Company has one operating lease for its corporate headquarters located in New York. As of December 31, 2014, the Company does not have any “Off Balance Sheet Arrangements”.

The Company’s contractual obligations at December 31, 2014, are comprised of the following:

Contractual Obligations	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating Lease Obligations
Rent (1)	366,427	157,040	209,387	-	-
Total	$366,427	$157,040	$209,387	$-	$-

(1)	The Company has a New York facility with a lease at Empire State Building with a term expiring April 30, 2017 and requiring annual payments of $157,040 during 2014.

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2014	2013
Accounts payable and other accrued expenses	$130,451	$56,056
Payroll	487,730	774,892
	$618,181	$830,948

HELIOS AND MATHESON ANALYTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    INCOME TAXES

The Company accounts for income taxes using the liability method.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred tax assets and (liabilities) consist of the following:

	December 31,
	2014	2013
Licensing revenues	$(7,000)	$(14,000)
Accounts receivable reserve	38,000	34,000
Depreciation and amortization	261,000	261,000
Investments	928,000	928,000
Other	200,000	201,000
Net operating losses	5,143,000	5,106,000
	6,563,000	6,516,000
Valuation allowance	(6,563,000)	(6,516,000)
	$-	$-

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

At December 31, 2014, the Company has federal net operating loss carry-forwards of approximately $14.8 million, which will begin to expire in 2020. The New Jersey net operating loss carry-forwards of approximately $1.8 million will begin to expire in 2020. The full utilization of the deferred tax assets in the future is dependent upon the Company’s ability to generate taxable income; accordingly, a valuation allowance of an equal amount has been established. During the years ended December 31, 2014 and 2013, the valuation allowance increased and decreased by approximately $47,000 and ($652,000), respectively.

Significant components of the provision for income taxes are as follows:

	Year Ended December 31,
	2014	2013
Current:
Federal	$-	$-
State and local	8,541	(1,446)
Total Current	$8,541	$(1,446)
Deferred:
Federal	$-	$-
State and local	-	-
Total Deferred	-	-
Total	$8,541	$(1,446)

HELIOS AND MATHESON ANALYTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between the federal statutory rate and the effective income tax rate for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
Federal statutory rate	34.0%	34.0%
State and local taxes net of federal tax benefit	(3.3)	(0.3)
Non-deductible expenses	(11.2)	(2.0)
Change in valuation allowance	(24.5)	(32.1)
Total	(5.1)%	(0.4)%

7.    RETIREMENT PLAN

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code for its employees. Participants can make elective contributions subject to certain limitations.

8.    CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and accounts receivable. The Company maintains its cash balances on deposit with a limited number of financial institutions in amounts which may exceed federally insured limits. Historically, the Company has not experienced any related cash-in-bank losses. For the twelve months ended December 31, 2014 the Company had four clients which accounted for 88% of revenue and for the twelve months ended December 31, 2013 the Company had three clients which accounted for 88% of revenues. No other client represented greater than 10% of the Company’s revenues for such periods.

9.    LEASES

The Company leases office space under a non-cancelable operating lease. The future minimum payments for all non-cancelable operating leases as of December 31, 2014 are as follows:

2015	$157,040
2016	157,040
2017	52,347
Total minimum future lease payments	$366,427	(1)

(1) The Company leases office space in New York. The lease term expires on April 30, 2017.

The Company’s office lease is subject to escalations based on increases in real estate taxes and operating expenses, all of which are charged to rent expense. Rent expense for the years ended December 31, 2014 and 2013 was approximately $237,038 and $224,629, respectively.

10.   STOCK OPTION PLAN

The Company adopted the Helios and Matheson Analytics Inc. 2014 Equity Incentive (the “Plan”) that provides for the grant of stock options that are either “incentive” or “non-qualified” for federal income tax purposes, as well as for awards of restricted stock, performance units and performance shares. The Plan provides for the issuance of a maximum of 400,000 shares of common stock (subject to adjustment pursuant to customary anti-dilution provisions). Stock options that will be issued from the Plan are expected to vest over a period between one to four years.

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

Information with respect to options under the Company’s Plan is as follows:

Weighted
	Number of	Average
	Shares	Exercise Price
Balance - December 31, 2012	-	-
Granted during 2013	-	-
Exercised during 2013	-	-
Forfeitures during 2013	-	-
Balance - December 31, 2013	-	-
Granted during 2014	-	-
Exercised during 2014	-	-
Forfeitures during 2014	-	-
Balance - December 31, 2014	-	-

No stock options were granted during the twelve months ended December 31, 2014. No stock options were exercisable at December 31, 2014 and at December 31, 2013.

The following table summarizes the status of the stock options outstanding and exercisable at December 31, 2014:

Stock Options Outstanding
			Weighted-	Number of
	Weighted		Remaining	Stock
Exercise Price	Average	Number of	Contractual Life	Options
Range	Exercise Price	Options	(in years)	Exercisable

$0.00 - $8.00	$0.00	0	0	0
		0		0

At December 31, 2014, the Company had 400,000 shares of common stock reserved in connection with the Plan.

HELIOS AND MATHESON ANALTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   QUARTERLY RESULTS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2014 and 2013:

	Quarter Ended
(in thousands, except per share amounts)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$2,934	$2,801	$2,510	$2,396
Gross profit	535	497	524	617
(Loss)/Income from operations	(85)	(81)	(26)	9
Net (loss)/income	(85)	(80)	(26)	13
Net (loss)/income per share
Basic and diluted (loss)/income per share	$(0.04)	$(0.03)	$(0.01)	$0.01

	Quarter Ended
(in thousands, except per share amounts)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$3,203	$3,440	$3,416	$3,232
Gross profit	674	788	669	601
Income from operations	103	110	94	68
Net income	101	108	105	70
Net income per share
Basic and diluted income per share	$0.04	$0.05	$0.05	$0.03

12.   TRANSACTIONS WITH RELATED PARTY

In September 2010, the Company entered into a Memorandum of Understanding with Helios and Matheson Parent (the “HMIT MOU”) pursuant to which Helios and Matheson Parent has agreed to make available to the Company facilities of dedicated Off-shore Development Centers (“ODCs”) and also render services by way of support in technology, client engagement, management and operating the ODCs for the Company. The Company has furnished Helios and Matheson Parent a security deposit of $2 million, classified as a non-current asset on the balance sheet, to cover any expenses, claims or damages that Helios and Matheson Parent may incur while discharging its obligation under the HMIT MOU and also to cover the Company’s payable to Helios and Matheson Parent. Helios and Matheson Parent has been providing recruitment services to Helios and Matheson Analytics Inc. and has not charged a fee for these services. For the purpose of strengthening our client relationships, Helios and Matheson Parent also provides knowledge transition free of cost to clients and volume/business commitment based discounts. The investment made by Helios and Matheson Parent in this regard during the twelve months ended December 31, 2014 is approximately $105,483. The amount payable to Helios and Matheson Parent for services rendered under the HMIT MOU was $8,736 and $392,808 for the twelve months ended December 31, 2014 and 2013, respectively and is included as a component of cost of revenue. All payments to Helios and Matheson Parent under the MOU are made after collections are received from clients. The amount paid to Helios and Matheson Parent for services rendered under the HMIT MOU was $0 and $283,645 for the twelve months ended December 31, 2014 and 2013, respectively. As of December 31, 2014, the Company has a receivable from Helios and Matheson Parent in the amount of $182,626 which represents amounts paid on behalf of Helios and Matheson Parent. As of December 31, 2014, the amount paid on behalf of Helios and Matheson parent is reported as an offset of accounts payable to Helios and Matheson Parent.

     In August 2014, the Company entered into a Professional Service Agreement with Helios and Matheson Parent (the “HMIT PSA”), which documented ongoing services provided by Helios and Matheson Parent from February 24, 2014. Pursuant to the HMIT PSA Helios and Matheson Parent hires employees in India and provides infrastructure services for those employees to facilitate the operations of those of the Company’s clients who need offshore support for their business. For the services the Company pays the cost incurred by Helios and Matheson Parent for the employee it hires to provide the services and a fixed fee for infrastructure support. Beginning October 2014, all employees were transferred to the payroll of the Company’s subsidiary, Helios and Matheson Global Services Pvt. Ltd., and Helios and Matheson Parent was paid only for the infrastructure support they are providing. For the twelve months ended December 31, 2014 and 2013, the Company’s revenue from services provided with offshore support was approximately $909,000 and $0 respectively. Amounts payable to Helios and Matheson Parent for services rendered under the HMIT PSA was $322,000 for the twelve months ended December 31, 2014 and is included as a component of cost of revenue. The amount paid to Helios and Matheson Parent for services rendered under the HMIT PSA for the twelve months ended December 31, 2014 was $321,000.

HELIOS AND MATHESON ANALYTICS INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.   LEGAL PROCEEDINGS

During 2011, Rosen and Associates, P.C. asked for a payment of $22,868 for services it allegedly performed for the Company. The Company did not execute any agreement for the performance of services with Rosen and Associates, P.C. On August 26, 2013 Rosen and Associates, P.C. filed a claim seeking payment for the services it allegedly performed. The trial was held on October 27, 2014. Rosen and Associates, P.C. was unable to prove their claim at trial and the case was dismissed. Rosen and Associates, P.C. did not recover any damages from the Company and the case is closed.

14.   SUBSEQUENT EVENTS

Management completed an analysis of all subsequent events occurring after December 31, 2014, the balance sheet date, through March 27, 2015, the date on which the year-end consolidated financial statements were issued, and determined there were no disclosures necessary which have not been already disclosed elsewhere in these financial statements.

HELIOS AND MATHESON ANALYTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Schedule II – Valuation and Qualifying Accounts

Col. A	Col. B	Col. C			Col. D	Col. E
		Additions
		(1)	(2)
	Balance at	Charged/(Credit)	Charged to
	Beginning of	to Costs and	Other Accounts		Deductions -	Balances at
Description	Period	Expenses	Describe		Describe	End of Period
Reserves and allowances deducted from asset accounts:
For the year ended December 31, 2014
Allowance for doubtful accounts	$28,213	$10,000	$(502)	(b)	$-	$37,711
For the year ended December 31, 2013
Allowance for doubtful accounts	$32,421	$(4,208)	$-		$-	$28,213
For the year ended December 31, 2012
Allowance for doubtful accounts	$77,590	$(21,761)	$(23,408)	(a)	$-	$32,421

(a) Uncollectible accounts charged off against specific accruals during 2012
(b) Uncollectible accounts charged off against specific accruals during 2014

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

3.2	Bylaws of Helios and Matheson Analytics Inc., incorporated by reference to Exhibit 3.2 to the form 10-K, as previously filed with SEC on March 31, 2010.

10.1	Helios and Matheson Analytics Inc. 2014 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 on Form 8-K, as previously filed with the SEC on March 3, 2014. †

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

___________

† Management contract or compensation plan.