Form 10-Q
period 2015-03-31
Helios & Matheson Analytics Inc.
filed 2015-05-14
CIK 1040792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2015

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

As of May 1, 2015, there were 2,330,438 shares of common stock, with $.01 par value per share, outstanding.

HELIOS AND MATHESON ANALYTICS INC.

 i

Part I. Financial Information

Item 1. Financial Statements

HELIOS AND MATHESON ANALYTICS INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$890,176	$1,225,518
Accounts receivable- less allowance for doubtful accounts of $45,070 at March 31, 2015, and $34,212 at December 31, 2014	1,570,010	1,082,088
Unbilled receivables	45,152	81,311
Prepaid expenses and other current assets	160,688	133,045
Total current assets	2,666,026	2,521,962
Property and equipment, net	50,357	53,422
Security Deposit	2,000,000	2,000,000
Deposits and other assets	52,347	52,347
Total assets	$4,768,730	$4,627,731

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$708,020	$618,181
Total current liabilities	708,020	618,181
Commitments and Contingencies	-	-
Shareholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2015, and December 31, 2014	-	-
Common stock, $.01 par value; 30,000,000 shares authorized; 2,330,438 issued and outstanding as of March 31, 2015 and December 31, 2014	23,304	23,304
Paid-in capital	37,855,740	37,855,740
Accumulated other comprehensive loss - foreign currency translation	(103,195)	(99,265)
Accumulated deficit	(33,715,139)	(33,770,229)
Total shareholders' equity	4,060,710	4,009,550
Total liabilities and shareholders' equity	$4,768,730	$4,627,731

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

	Three Months Ended
	March 31,
	2015	2014
	(unaudited)	(unaudited)

Revenues	$2,493,512	$2,934,386
Cost of revenues	1,872,261	2,398,905
Gross profit	621,251	535,481
Operating expenses:
Selling, general & administrative	562,913	618,540
Depreciation & amortization	3,065	2,250
	565,978	620,790
(Loss)/income from operations	55,273	(85,309)
Other income(expense):
Interest income-net	2,817	2,838
	2,817	2,838
(Loss)/income before income taxes	58,090	(82,471)
Provision for income taxes	3,000	3,000
Net (Loss)/income	55,090	(85,471)
Other comprehensive Income - foreign currency adjustment	(3,930)	4,577
Comprehensive Income/(loss)	$51,160	$(80,894)

Net income/(Loss) per share
Basic & Diluted	$0.02	$(0.04)
Dividend per share	$-	$0.08

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income/(loss)	$55,090	$(85,471)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities
Depreciation and amortization	3,065	2,250
Provision for doubtful accounts	(10,858)	(6,000)
Loss on sale of fixed assets		39
Changes in operating assets and liabilities:
Accounts receivable	(477,064)	619,025
Unbilled receivables	36,159	(49,562)
Prepaid expenses and other assets	(27,643)	(38,032)
Accounts payable and accrued expenses	89,839	(7,989)
Net cash flows (used in)/provided by operating activities	(331,412)	434,260
Cash flows from investing activities:
Purchase of Property and Equipment (net of sales)	-	7
Net cash flows provided by financing activities	-	7
Cash flows from financing activities:
Dividend Paid	-	(186,435)
Net cash flows used in financing activities	-	(186,435)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(3,930)	4,577
Net increase/(decrease) in cash and cash equivalents	(335,342)	252,409
Cash and cash equivalents at beginning of period	1,225,518	660,278
Cash and cash equivalents at end of period	$890,176	$912,687

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes - net of refunds	$971	$4,252

See accompanying notes to consolidated financial statements

HELIOS AND MATHESON ANALYTICS INC.

Notes to Consolidated Financial Statements

(Unaudited)

1)     GENERAL:

These financial statements should be read in conjunction with the financial statements contained in Helios and Matheson Analytics Inc.’s (“Helios and Matheson” or the “Company”) Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) and the accompanying financial statements and related notes thereto. The accounting policies used in preparing these financial statements are the same as those described in the Company's Form 10-K for the year ended December 31, 2014.

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

3)     INTERIM FINANCIAL STATEMENTS:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 2015, the consolidated results of operations for the three month periods ended March 31, 2015 and 2014 and cash flows for the three month periods ended March 31, 2015 and 2014.

The consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these financial statements pursuant to the SEC’s rules and regulations. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Form 10-K filed by the Company for the year ended December 31, 2014.

For the three month period ended March 31, 2015, the Company reported a net income of approximately $55,000 and for the three month period ended March 31, 2014, the Company reported net loss of approximately ($85,000). The Company continues to focus on revenue growth by expanding its existing client market share and its client base and by providing a Flexible Delivery Model to clients, which allows for dynamically configurable “right shoring” of service delivery based on client needs. The Company also keeps a tight rein on discretionary expenditures and SG&A to enhance its competitiveness.

In management's opinion, cash flows from operations combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months.

4)     STOCK BASED COMPENSATION:

The Company has a stock based compensation plan, which is described as follows:

On March 3, 2014, the Board of Directors terminated the Company’s 1997 Stock Option and Award Plan and approved and adopted the Helios and Matheson Analytics Inc. 2014 Equity Incentive Plan (the “2014 Plan”). There were no shares outstanding under the 1997 Stock Option and Award Plan. The 2014 Plan sets aside and reserves 400,000 shares of the Company’s common stock for grant and issuance in accordance with its terms and conditions. Persons eligible to receive awards from the 2014 Plan include employees (including officers and directors) of the Company and its affiliates, consultants who provide significant services to the Company or its affiliates and directors who are not employees of the Company or its affiliates (the “Participants”). The 2014 Plan permits the Company to issue to Participants qualified and/or non-qualified options to purchase the Company’s common stock, restricted common stock, performance units and performance shares. The 2014 Plan will terminate on March 3, 2024. The Compensation Committee of the Company’s Board of Directors has been appointed as the committee responsible for administration of the 2014 Plan and has the sole discretion to determine which Participants will be granted awards and the terms and conditions of the awards granted. Through the date of filing of this Form 10-Q awards have been granted under the 2014 Plan.

5)     NET INCOME/(LOSS) PER SHARE:

The following table sets forth the computation of basic and diluted net income/(loss) per share for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
Numerator for basic net income/(loss) per share
Net income/(loss) available to common stockholders	$55,090	$(85,471)

Numerator for diluted net income/(loss) per share
Net income/(loss) available to common stockholders & assumed conversion	$55,090	$(85,471)

Denominator:
Denominator for basic and diluted income/(loss) per share - weighted-average shares	2,330,438	2,330,438

Basic and diluted income/(loss) per share:
Net income/(loss) per share	$0.02	$(0.04)

6)     CONCENTRATION OF CREDIT RISK:

The revenues of the Company’s top four customers represented approximately 91.4% of the revenues for the three month period ended March 31, 2015. The revenues of the Company’s top three customers represented approximately 85.2% of revenues for the same period in 2014. No other customer represented greater than 10% of the Company’s revenues for such periods. The Company continues its effort to broaden its customer base in order to mitigate this risk.

7)     CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The Company’s commitments at March 31, 2015, are comprised of the following:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating Lease Obligations
Rent (1)	$327,167	$157,040	$170,127	$-	$-
Total	$327,167	$157,040	$170,127	$-	$-

(1) The Company has a New York facility with a lease term expiring April 30, 2017.

As of March 31, 2015, the Company does not have any “Off Balance Sheet Arrangements”.

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

9) TRANSACTIONS WITH RELATED PERSONS

In September 2010, the Company entered into a Memorandum of Understanding with Helios and Matheson Parent (the “HMIT MOU”) pursuant to which Helios and Matheson Parent has agreed to make available to the Company facilities of dedicated Off-shore Development Centers (“ODCs”) and also render services by way of support in technology, client engagement, management and operating the ODCs for the Company. The Company has furnished Helios and Matheson Parent a security deposit of $2 million, classified as a non-current asset on the balance sheet, to cover any expenses, claims or damages that Helios and Matheson Parent may incur while discharging its obligation under the HMIT MOU and also to cover the Company’s payable to Helios and Matheson Parent. Helios and Matheson Parent was providing recruitment services to Helios and Matheson Analytics Inc. during 2014 and did not charge a fee for these services. For the purpose of strengthening our client relationships, Helios and Matheson Parent also provides knowledge transition free of cost to clients. The amount payable to Helios and Matheson Parent for services rendered under the HMIT MOU was $0 and $12,096 for the three months ended March 31, 2015 and 2014, respectively and is included as a component of cost of revenue. All payments to Helios and Matheson Parent under the MOU are made after collections are received from clients. No amount was paid to Helios and Matheson Parent for services rendered under the HMIT MOU for the three months ended March 31, 2015 and 2014. As of March 31, 2015, the Company has a receivable from Helios and Matheson Parent in the amount of $182,626 which represents the amount paid by the Company on behalf of Helios and Matheson Parent. As of March 31, 2015, the amount paid on behalf of Helios and Matheson Parent is reported as an offset to accounts payable to Helios and Matheson Parent.

In August 2014, the Company entered into a Professional Service Agreement with Helios and Matheson Parent (the “HMIT PSA”), which documented ongoing services provided by Helios and Matheson Parent from February 24, 2014. Pursuant to the HMIT PSA Helios and Matheson Parent hires employees in India and provides infrastructure services for those employees to facilitate the operations of those of the Company’s clients who need offshore support for their business. For the services the Company pays the cost incurred by Helios and Matheson Parent for the employee it hires to provide the services and a fixed fee for infrastructure support. Beginning October 2014, all employees were transferred to the payroll of the Company’s subsidiary, Helios and Matheson Global Services Pvt. Ltd., and Helios and Matheson Parent was paid only for the infrastructure support they are providing. For the three months ended March 31, 2015 and 2014, the Company’s revenue from services provided with offshore support was approximately $574,000 and $0 respectively. The amount payable to Helios and Matheson Parent for services rendered under the HMIT PSA was $58,000 for the three months ended March 31, 2015 and is included as component of cost of revenue. The amount paid to Helios and Matheson Parent for services rendered, including prepayment of certain expenses, under the HMIT PSA for the three months ended March 31, 2015 was $82,000.

10)      LEGAL PROCEEDINGS

None.

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

12) SUBSEQUENT EVENTS

 Management completed an analysis of all subsequent events occurring after March 31, 2015, the balance sheet date, through May 14, 2015, the date upon which the quarter-end consolidated financial statements were issued, and determined that all necessary disclosures have been disclosed elsewhere in these financial statements.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 throughout and in particular in the discussion at Item 2 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These are statements regarding financial and operating performance results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks, including those discussed in the risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 which have been incorporated into this report by reference, could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:

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

For the three months ended March 31, 2015, approximately 93.4% of the Company's consulting services revenues were generated from clients under time and materials engagements, as compared to approximately 91% for the three months ended March 31, 2014, with the remainder generated under fixed-price engagements and recruitment process outsourcing (RPO). The Company has established standard-billing guidelines for consulting services based on the types of services offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a weekly and monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.

The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. For the three months ended March 31, 2015 and 2014, gross margin was 24.9% and 18.3% respectively.

The Company actively manages its personnel utilization rates by monitoring project requirements and timetables. The Company’s utilization rate for the three months ending March 31, 2015 was approximately 96% as compared to 94% for the three months ending March 31, 2014. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in the Company’s training programs in order to expand their technical skill sets.

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

Results of Operations

The following table sets forth the percentage of revenues of certain items included in the Company’s Statements of Operations:

	Three Months Ended
	March 31,
	2015	2014
Revenues	100.0%	100.0%
Cost of revenues	75.1%	81.7%
Gross profit	24.9%	18.3%
Operating expenses	22.7%	21.2%
(Loss)/Income from operations	2.2%	(2.9)%
Net (Loss)/Income	2.2%	(2.9)%

Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

Revenues. Revenues for the three months ended March 31, 2015 were $2.5 million compared to $2.9 million for the three months ended March 31, 2014. The decrease was primarily attributable to a decrease in the number of onshore consultants, who are billed at a higher hourly rate, offset by an increase in offshore consultants, who are billed at a lower hourly rate.

Gross Profit. The resulting gross profit for the three months ended March 31, 2015 was $621,000 as compared to $535,000 for the three months ended March 31, 2014. As a percentage of total revenues, gross margin for the three months ended March 31, 2015 was 24.9% compared to 18.3% for the three months ended March 31, 2014. The increase in gross margin is due to a decrease in low margin consulting revenue offset with an increase in high margin consulting and fixed price project revenue.

Operating Expenses. Operating expenses are comprised of selling, general and administrative (“SG&A”) expenses and depreciation and amortization. Operating expenses for the three months ended March 31, 2015 were $566,000 as compared to the 2014 period of $621,000.

Taxes. Tax provision for the three months ended March 31, 2015 and March 31, 2014 was at $3,000 for each period.

Net Income/(Loss). As a result of the above, the Company had a net income of $55,000 or $0.02 per basic and diluted share for the three months ended March 31, 2015 as compared to a net loss of ($85,000) or ($0.04) per basic and diluted share for the three months ended March 31, 2014.

Liquidity and Capital Resources

During the three months ended March 31, 2015 the Company’s revenues declined by approximately 15% and the Company reported a net income of $55,000 as compared to net loss of ($85,000) during the same period in 2014. The net income resulted primarily from a decrease in low margin consulting revenue offset with an increase in high margin consulting and fixed price project revenue.

The Company's cash balances were approximately $890,000 at March 31, 2015 and $1.2 million at December 31, 2014. Net cash used by operating activities for the three months ended March 31, 2015 was approximately $331,000 compared to net cash provided by operating activities of approximately $434,000 for the three months ended March 31, 2014.

The Company's accounts receivable, less allowance for doubtful accounts, at March 31, 2015 and at December 31, 2014 were approximately $1.6 million and $1.1 million, respectively, representing 57 days and 47 days of sales outstanding (“DSO”) respectively. The increase in DSO at March 31, 2015 was temporary and the overdue amounts have already been collected. The Company has provided an allowance for doubtful accounts at the end of each of the period presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.

For the three month period ended March 31, 2015 cash from investing activities was $0 as compared to $7 of cash from investing activities for the three months March 31, 2014.

For the three month period ended March 31, 2015, cash used by financing activities was $0 as compared to $186,000 for the three months ended March 31, 2014. On February 3, 2014 the Company’s Board of Directors declared a dividend of $0.08 per share on the Company's common stock, amounting to a payout of $186,435. Cash used in financing activities in 2014 consisted of the dividends paid to shareholders.

In management's opinion, cash flows from operations combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months.

Off Balance Sheet Arrangements

As of March 31, 2015, the Company does not have any off balance sheet arrangements.

Contractual Obligations and Commitments

The Company’s commitments at March 31, 2015 are reflected and further detailed in the Contractual Obligation table located in Part I, Item 1, Note 7 of this Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. As of March 31, 2015, we carried out an evaluation, under the supervision of and with the participation of our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.

Changes in internal control. During the quarter covered by this report, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

We incorporate herein by reference the risk factors included under Item 1A. of our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 3, 2015.

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

3.2	Bylaws of Helios and Matheson Analytics Inc., incorporated by reference to Exhibit 3.2 to the form 10-K, as filed with SEC on March 31, 2010.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets; (ii) consolidated statements of Operations and Comprehensive income/(loss); (iii) consolidated statements of cash flows; and (iv) the notes to the financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIOS AND MATHESON ANALYTICS INC.

	By:	/s/ Divya Ramachandran
Date: May 14, 2015		Divya Ramachandran
Chief Executive Officer and President

	By:	/s/ Umesh Ahuja
Date: May 14, 2015		Umesh Ahuja
Chief Financial Officer and Secretary