Form 10-Q
period 2015-06-30
Helios & Matheson Analytics Inc.
filed 2015-08-10
CIK 1040792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2015

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

As of July 31, 2015, there were 2,330,438 shares of common stock, with $.01 par value per share, outstanding.

HELIOS AND MATHESON ANALYTICS INC.

Part I. Financial Information

Item 1. Financial Statements

HELIOS AND MATHESON ANALYTICS INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$1,016,471	$1,225,518
Accounts receivable- less allowance for doubtful accounts of $31,070 at June 30, 2015, and $37,711 at December 31, 2014	1,264,710	1,082,088
Unbilled receivables	55,270	81,311
Prepaid expenses and other current assets	222,964	133,045
Total current assets	2,559,415	2,521,962
Commitments and contingencies	-	-
Property and equipment, net	47,597	53,422
Security Deposit	2,000,000	2,000,000
Deposits and other assets	52,347	52,347
Total assets	$4,659,359	$4,627,731

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$538,336	$618,181
Total current liabilities	538,336	618,181

Shareholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2015, and December 31, 2014	-	-
Common stock, $.01 par value; 30,000,000 shares authorized; 2,330,438 issued and outstanding as of June 30, 2015 and December 31, 2014	23,304	23,304
Paid-in capital	37,855,740	37,855,740
Accumulated other comprehensive loss - foreign currency translation	(109,453)	(99,265)
Accumulated deficit	(33,648,568)	(33,770,229)
Total shareholders' equity	4,121,023	4,009,550
Total liabilities and shareholders' equity	$4,659,359	$4,627,731

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$2,413,118	$2,801,420	$4,906,630	$5,735,806
Cost of revenues	1,805,253	2,304,313	3,677,514	4,703,218
Gross profit	607,865	497,107	1,229,116	1,032,588
Operating expenses:
Selling, general & administrative	538,268	574,949	1,101,181	1,193,489
Depreciation & amortization	2,760	2,675	5,825	4,925
	541,028	577,624	1,107,006	1,198,414
Income/(loss) from operations	66,837	(80,517)	122,110	(165,826)
Other income:
Interest income-net	2,734	3,699	5,551	6,537
	2,734	3,699	5,551	6,537
Income/(loss) before income taxes	69,571	(76,818)	127,661	(159,289)
Provision for income taxes	3,000	3,000	6,000	6,000
Net income/(loss)	66,571	(79,818)	121,661	(165,289)
Other comprehensive loss - foreign currency adjustment	(6,258)	(657)	(10,188)	3,920
Comprehensive income/(loss)	$60,313	$(80,475)	$111,473	$(161,369)

Net income/(loss)/income per share
Basic & Diluted	$0.03	$(0.03)	$0.05	$(0.07)
Dividend Per share	$-	$-	$-	$0.08

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2015	2014
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income/(loss)	$121,661	$(165,289)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,825	4,925
Provision for doubtful accounts	(6,641)	(12,000)
Gain on sale of fixed assets	-	(11)
Changes in operating assets and liabilities:
Accounts receivable	(175,981)	765,092
Unbilled receivables	26,041	(25,916)
Prepaid expenses and other assets	(89,919)	(25,248)
Accounts payable and accrued expenses	(79,845)	(9,957)
Net cash (used in)/provided by operating activities	(198,859)	531,596
Cash flows provided by/(used in) from investing activities:
Sales of Property and Equipment (net of purchases)	-	(13,630)
Net cash flows used in investing activities	-	(13,630)
Cash flows from financing activities:
Dividend Paid	-	(186,435)
Net cash flows used in financing activities	-	(186,435)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(10,188)	3,920
Net (decrease)/increase in cash and cash equivalents	(209,047)	335,451
Cash and cash equivalents at beginning of period	1,225,518	660,278
Cash and cash equivalents at end of period	$1,016,471	$995,729

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes - net of refunds	$4,771	$7,562

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

2)     CONTROLLED COMPANY:

The Board of Directors has determined that Helios and Matheson meets the definition of a “Controlled Company” as defined by Rule 5615(c) of the NASDAQ Listing Rules. A “Controlled Company” is defined in Rule 5615(c) as a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company. Certain NASDAQ requirements do not apply to a “Controlled Company”, including requirements that: (i) a majority of its Board of Directors must be comprised of “independent” directors as defined in NASDAQ’s Listing Rules; and (ii) the compensation of officers and the nomination of directors be determined in accordance with specific rules, generally requiring determinations by committees comprised solely of independent directors or in meetings at which only the independent directors are present.

3)     INTERIM FINANCIAL STATEMENTS:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 2015, the consolidated results of operations for the three and six months periods ended June 30, 2015 and 2014 and cash flows for the six months periods ended June 30, 2015 and 2014.

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

For the three month period ended June 30, 2015, the Company reported a net income of approximately $67,000 and for the six month period ended June 30, 2015, the Company reported a net income of approximately $122,000; for the three month period ended June 30, 2014, the Company reported net loss of approximately ($80,000) and for the six month period ended June 30, 2014, the Company reported net loss of ($165,000). The Company continues to focus on revenue growth by expanding its existing client market share and its client base and by providing a Flexible Delivery Model to clients, which allows for dynamically configurable “right shoring” of service delivery based on client needs. The Company also keeps a tight rein on discretionary expenditures and SG&A to enhance its competitiveness.

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

5)     NET INCOME/(LOSS) PER SHARE:

The following table sets forth the computation of basic and diluted net (loss)/income per share for the three months and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator for basic net income/(loss) per share
Net income/(loss) available to common stockholders	$66,566	$(79,818)	$121,661	$(165,289)

Numerator for diluted net income/(loss) per share
Net income/(loss) available to common stockholders & assumed conversion	$66,566	$(79,818)	$121,661	$(165,289)

Denominator:
Denominator for basic and diluted income/(loss) per share - weighted-average shares	2,330,438	2,330,438	2,330,438	2,330,438

Basic and diluted income/(loss) per share:
Net income/(loss) per share	$0.03	$(0.03)	$0.05	$(0.07)

6)     CONCENTRATION OF CREDIT RISK:

The revenues of the Company’s top four customers represented approximately 91% of the revenues for the six month period ended June 30, 2015. The revenues of the Company’s top three customers represented approximately 82% of revenues for the same period in 2014. No other customer represented greater than 10% of the Company’s revenues for such periods. The Company continues its effort to broaden its customer base in order to mitigate this risk.

7)     CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The Company’s commitments at June 30, 2015, are comprised of the following:

Contractual Obligations	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating Lease Obligations
Rent (1)	287,907	157,040	130,867	-	-
Total	$287,907	$157,040	$130,867	$-	$-

(1) The Company has a New York facility with a lease term expiring April 30, 2017.

As of June 30, 2015, the Company does not have any “Off Balance Sheet Arrangements”.

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

9)     TRANSACTIONS WITH RELATED PERSONS

In September 2010, the Company entered into a Memorandum of Understanding with Helios and Matheson Parent (the “HMIT MOU”) pursuant to which Helios and Matheson Parent has agreed to make available to the Company facilities of dedicated Off-shore Development Centers (“ODCs”) and also render services by way of support in technology, client engagement, management and operating the ODCs for the Company. The Company has furnished Helios and Matheson Parent a security deposit of $2 million, classified as a non-current asset on the balance sheet, to cover any expenses, claims or damages that Helios and Matheson Parent may incur while discharging its obligation under the HMIT MOU and also to cover the Company’s payable to Helios and Matheson Parent. Helios and Matheson Parent has been providing recruitment services to Helios and Matheson Analytics Inc. and has not charged a fee for these services. For the purpose of strengthening our client relationships, Helios and Matheson Parent also provides knowledge transition free of cost to clients. The amount payable to Helios and Matheson Parent for services rendered under the HMIT MOU was $0 and $8,736 for the six months ended June 30, 2015 and 2014, respectively and is included as a component of cost of revenue. All payments to Helios and Matheson Parent under the MOU are made after collections are received from clients. No amount was paid to Helios and Matheson Parent for services rendered under the HMIT MOU for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, the Company has a receivable from Helios and Matheson Parent in the amount of $182,626 which represents amounts paid on behalf of Helios and Matheson Parent. As of June 30, 2015, the amount paid on behalf of Helios and Matheson Parent is reported as an offset of accounts payable to Helios and Matheson Parent.

In August 2014, the Company entered into a Professional Service Agreement with Helios and Matheson Parent (the “HMIT PSA”), which documented ongoing services provided by Helios and Matheson Parent from February 24, 2014. Pursuant to the HMIT PSA Helios and Matheson Parent hires employees in India and provides infrastructure services for those employees to facilitate the operations of those of the Company’s clients who need offshore support for their business. For the services the Company pays the cost incurred by Helios and Matheson Parent for the employee it hires to provide the services and a fixed fee for infrastructure support. Beginning October 2014, all employees were transferred to the payroll of the Company’s subsidiary, Helios and Matheson Global Services Pvt. Ltd., and Helios and Matheson Parent was paid only for the infrastructure support they are providing. For the six months ended June 30, 2015, the Company’s revenue from services provided with offshore support was about $1 million. Amounts payable to Helios and Matheson Parent for services rendered under the HMIT PSA was about $117,000 for the six months ended June 30, 2015 and is included as a component of cost of revenue. The amount paid to Helios and Matheson Parent for services rendered, including prepayment of certain expenses, under the HMIT PSA for the six months ended June 30, 2015 was $204,000.

10)   LEGAL PROCEEDINGS

None

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 throughout and in particular in the discussion at Item 2 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks, including those discussed in the risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 which have been incorporated into this report by reference, could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:

●	our capital requirements and whether or not we will be able to raise capital when we need it;

●	changes in local, state or federal regulations that will adversely affect our business;

●	our ability to sell our products and services;

●	whether we will continue to receive the services of certain officers and directors;

●	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and

●	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

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

For the six months ended June 30, 2015, approximately 92% of the Company's consulting services revenues were generated from clients under time and materials engagements, as compared to approximately 91% for the six months ended June 30, 2014 with the remainder generated under fixed-price engagements and recruitment process outsourcing (RPO). The Company has established standard-billing guidelines for consulting services based on the types of services offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a weekly and monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.

The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. For the six months ended June 30, 2015 and 2014, gross margin was 25% and 18% respectively.

The Company actively manages its personnel utilization rates by monitoring project requirements and timetables. The Company’s utilization rate for the three months ending June 30, 2015 was approximately 95% as compared to 97% for the three months ending June 30, 2014. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in the Company’s training programs in order to expand their technical skill sets.

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

Results of Operations

The following table sets forth the percentage of revenues of certain items included in the Company’s Statement of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	74.8%	82.3%	74.9%	82.0%
Gross profit	25.2%	17.7%	25.1%	18.0%
Operating expenses	22.4%	20.6%	22.6%	20.9%
(Loss)/income from operations	2.8%	(2.9)%	2.5%	(2.9)%
Net (Loss)/income	2.8%	(2.9)%	2.5%	(2.9)%

Comparison of the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014

Revenues. Revenues for the three months ended June 30, 2015 were $2.4 million compared to $2.8 million for the three months ended June 30, 2014. The decrease was primarily attributable to a decrease in the number of onshore consultants, who are billed at a higher hourly rate, offset by an increase in offshore consultants, who are billed at a lower hourly rate.

Gross Profit. The resulting gross profit for the three months ended June 30, 2015 was $608,000 as compared to $497,000 for the three months ended June 30, 2014. As a percentage of total revenues, gross margin for the three months ended June 30, 2015 was 25.2% compared to 17.7%for the three months ended June 30, 2014. The increase in gross margin is due to a decrease in low margin consulting revenue offset with an increase in high margin consulting and fixed price project revenue.

Operating Expenses. Operating expenses are comprised of selling, general and administrative (“SG&A”) expenses and depreciation and amortization. Operating expenses for the three months ended June 30, 2015 were $541,000 as compared to the 2014 period of $578,000.

Taxes. Tax provisions for the three months ended June 30, 2015 and June 30, 2014 were the same at $3,000 and is comprised exclusively of minimum state taxes.

Net (Loss)/Income. As a result of the above, the Company had a net income of $67,000 or $0.03 per basic and diluted share for the three months ended June 30, 2015 as compared to net loss of ($80,000) or $(0.03) per basic and diluted share for the three months ended June 30, 2014.

Comparison of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014

Revenues. Revenues for the six months ended June 30, 2015 were $4.9 million compared to $5.7 million for the six months ended June 30, 2014. The decrease was primarily attributable to a decrease in the number of onshore consultants, who are billed at a higher hourly rate, offset by an increase in offshore consultants, who are billed at a lower hourly rate.

Gross Profit. Gross profit for the six months ended June 30, 2015 was $1.2 million as compared to $1.03 million for the six months ended June 30, 2014. As a percentage of total revenues, gross margin for the six months ended June 30, 2015 was 25% compared to 18% for the six months ended June 30, 2014. The increase in gross margin is due to a decrease in low margin consulting revenue offset with an increase in high margin consulting and fixed price project revenue.

Operating Expenses. Operating expenses are comprised of Selling, General and Administrative (“SG&A”) expenses and depreciation and amortization. Operating expenses for the six months ended June 30, 2015 were $1.1 million as compared to the 2014 period of $1.2 million.

Taxes. Tax provisions for the six months ended June 30, 2015 and June 30, 2014 were the same at $6,000, and is comprised exclusively of minimum state taxes.

Net (Loss)/Income. As a result of the above, the Company had a net income of $122,000 or $0.05 per basic and diluted share for the six months ended June 30, 2015 compared to net loss of ($165,000) or $(0.07) per basic and diluted share for the six months ended June 30, 2014.

Liquidity and Capital Resources.

During the six months ended June 30, 2015 the Company’s revenues declined by approximately 15% and the Company reported a net income of $122,000 as compared to net loss of ($165,000) during the same period in 2014. The net income resulted primarily from a decrease in low margin consulting revenue offset with an increase in high margin consulting and fixed price project revenue. The Company's cash balances were approximately $1 million at June 30, 2015 and $1.2 million at December 31, 2014. Net cash used in operating activities for the six months ended June 30, 2015 was approximately $(199,000) compared to net cash provided from operating activities of approximately $532,000 for the six months ended June 30, 2014.

The Company's accounts receivable, less allowance for doubtful accounts, at June 30, 2015 and at December 31, 2014 were approximately $1.3 million and $1.1 million, respectively, representing 46 days and 38 days of sales outstanding (“DSO”) respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.

For the six months ended June 30, 2015 cash used by investing activities was $0 as compared to ($14,000) of cash used by investing activities for the six months ended June 30, 2014.

For the six months ended June 30, 2015, cash used by financing activities was $0 as compared to $(186,000) for the six months ended June 30, 2014. On February 3, 2014 the Company’s Board of Directors declared a dividend of $0.08 per share on the Company's common stock, amounting to a payout of $186,435. Cash used in financing activities in 2014 consisted exclusively of the dividends paid to shareholders.

In management's opinion, cash flows from operations combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months.

Off Balance Sheet Arrangements

As of June 30, 2015, the Company does not have any off balance sheet arrangements.

Contractual Obligations and Commitments

The Company’s commitments at June 30, 2015 are reflected and further detailed in the Contractual Obligation table located in Part I, Item 1, Note 7 of this Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. As of June 30, 2015, we carried out an evaluation, under the supervision of and with the participation of our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.

Changes in internal control. During the quarter covered by this report, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

We incorporate herein by reference the risk factors included under Item 1A. of our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 27, 2015

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable

Item 5. Other Information

None

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

101

The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets; (ii) consolidated statements of Operations and Comprehensive (loss)/income; (iii) consolidated statements of cash flows; and (iv) the notes to the financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIOS AND MATHESON ANALYTICS INC.

	By:	/s/ Divya Ramachandran
Date: August 10, 2015		Divya Ramachandran
Chief Executive Officer and President

	By:	/s/ Umesh Ahuja
Date: August 10, 2015		Umesh Ahuja
Chief Financial Officer and Secretary