Form 10-Q
period 2015-09-30
Helios & Matheson Analytics Inc.
filed 2015-11-16
CIK 1040792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2015

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

As of November 10, 2015, there were 2,330,438 shares of common stock, $.01 par value per share, outstanding.

HELIOS AND MATHESON ANALYTICS INC.

Part I. Financial Information

Item 1. Financial Statements

HELIOS AND MATHESON ANALYTICS INC.
CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$807,888	$1,225,518
Accounts receivable- less allowance for doubtful accounts of $21,968 at September 30, 2015, and $37,711 at December 31, 2014	1,461,854	1,082,088
Unbilled receivables	133,938	81,311
Prepaid expenses and other current assets	250,888	133,045
Prepaid expenses and other current assets - Related Party - less allowance of $344,041 at September 30, 2015, and $0 at December 31, 2014	-	281,745
Total current assets	2,654,568	2,803,707
Property and equipment, net	47,756	53,422
Security Deposit-Related Party- less allowance of $2,000,000 at September 30, 2015, and $0 at December 31, 2014	-	2,000,000
Deposits and other assets	87,556	52,347
Total assets	$2,789,880	$4,909,476

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	967,755	899,926
Total current liabilities	$967,755	$899,926
Shareholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of September 30, 2015, and December 31, 2014	-	-
Common stock, $.01 par value; 30,000,000 shares authorized; 2,330,438 issued and outstanding as of September 30, 2015 and December 31, 2014	23,304	23,304
Paid-in capital	37,855,740	37,855,740
Accumulated other comprehensive loss - foreign currency translation	(145,164)	(99,265)
Accumulated deficit	(35,911,755)	(33,770,229)
Total shareholders' equity	1,822,125	4,009,550
Total liabilities and shareholders' equity	$2,789,880	$4,909,476

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.
CONSOLIDATED STATEMENT OF OPERATOINS AND COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$2,459,393	$2,510,393	$7,366,023	$8,246,199
Cost of revenues	1,713,287	1,986,430	5,390,801	6,689,648
Gross profit	746,106	523,963	1,975,222	1,556,551
Operating expenses:
Selling, general & administrative	661,466	546,849	1,762,647	1,740,338
Depreciation & amortization	2,971	3,520	8,796	8,445
	664,437	550,369	1,771,443	1,748,783
(Loss)/income from operations	81,669	(26,406)	203,779	(192,232)
Other income(expense):
Allowance against Security Deposit - related party	(2,000,000)	-	(2,000,000)	-
Allowance for prepaid expenses and other current assets - related party	(344,041)	-	(344,041)	-
Interest income	2,185	3,662	7,737	10,199
	(2,341,856)	3,662	(2,336,304)	10,199
Loss before income taxes	(2,260,187)	(22,744)	(2,132,525)	(182,033)
Provision for income taxes	3,000	3,000	9,000	9,000
Net loss	(2,263,187)	(25,744)	(2,141,525)	(191,033)
Other comprehensive (loss)/income - foreign currency adjustment	(35,711)	(21,419)	(45,899)	(17,499)
Comprehensive loss	$(2,298,898)	$(47,163)	$(2,187,424)	$(208,532)

Net loss per share
Basic & Diluted	$(0.97)	$(0.01)	$(0.92)	$(0.08)
Dividend Per share	$-	$-	$-	$0.08

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended Septermber 30,
	2015	2014
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(2,141,525)	$(191,033)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	8,796	8,445
Allowance against security deposit - related party	2,000,000	-
Allowance for prepaid receivables and other current assets	344,041	-
Provision for doubtful accounts	(18,461)	(8,710)
Gain on sale of Fixed Asset	-	(11)
Changes in operating assets and liabilities:
Accounts receivable	(361,307)	868,380
Unbilled receivables	(52,627)	95,506
Prepaid expenses and other current assets	(117,843)	(4,572)
Prepaid expenses and other current assets - related party	(62,296)	(95,557)
Accounts payable and accrued expenses	67,829	(70,297)
Deposits	(35,209)	-
Deferred revenue	-	-
Net cash provided by/(used in) operating activities	(368,602)	602,152
Cash flows from investing activities:
Sales of Property and Equipment (net of purchases)	(3,129)	(14,470)
Net cash used in investing activities	(3,129)	(14,470)
Cash flows from financing activities:
Dividend Paid	-	(186,435)
Net cash used in financing activities	-	(186,435)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(45,899)	(17,499)
Net increase/(decrease) in cash and cash equivalents	(417,630)	383,748
Cash and cash equivalents at beginning of period	1,225,518	660,278
Cash and cash equivalents at end of period	$807,888	$1,044,026

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$6,770	$8,189

See accompanying notes to consolidated financial statements

HELIOS AND MATHESON ANALYTICS INC.

Notes to Consolidated Financial Statements

(Unaudited)

1)	GENERAL:

These financial statements should be read in conjunction with the financial statements contained in Helios and Matheson Analytics Inc.’s (“Helios and Matheson” or the “Company”) Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) and the accompanying financial statements and related notes thereto. The accounting policies used in preparing these financial statements are the same as those described in the Company's Form 10-K for the year ended December 31, 2014. Certain amounts for December 31, 2014 balance sheet have been reclassified to conform with current year presentation.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 2015, the consolidated results of operations for the three and nine month periods ended September 30, 2015 and 2014 and cash flows for the nine month periods ended September 30, 2015 and 2014.

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

For the three month period ended September 30, 2015, the Company reported a net loss of approximately ($2.26 million) and for the nine month period ended September 30, 2015, the Company reported a net loss of approximately ($2.14 million); for the three month period ended September 30, 2014, the Company reported net loss of approximately ($26,000) and for the nine month period ended September 30, 2014, the Company reported net loss of approximately ($191,000). The Company continues to focus on revenue growth by expanding its existing client market share and its client base. The Company also keeps a tight rein on discretionary expenditures and SG&A, which the Company believes will enhance its competitiveness.

In management's opinion, cash flows from operations combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months.

4)	STOCK BASED COMPENSATION:

The Company has a stock based compensation plan, which is described as follows:

On March 3, 2014, the Board of Directors terminated the Company’s 1997 Stock Option and Award Plan and approved and adopted the Helios and Matheson Analytics Inc. 2014 Equity Incentive Plan (the “2014 Plan”) which the Company’s shareholders approved at the annual shareholders meeting on May 5, 2014. There were no shares outstanding under the 1997 Stock Option and Award Plan. The 2014 Plan sets aside and reserves 400,000 shares of the Company’s common stock for grant and issuance in accordance with its terms and conditions. Persons eligible to receive awards from the 2014 Plan include employees (including officers and directors) of the Company and its affiliates, consultants who provide significant services to the Company or its affiliates and directors who are not employees of the Company or its affiliates (the “Participants”). The 2014 Plan permits the Company to issue to Participants qualified and/or non-qualified options to purchase the Company’s common stock, restricted common stock, performance units and performance shares. The 2014 Plan will terminate on March 3, 2024. The Compensation Committee of the Company’s Board of Directors has been appointed as the committee responsible for administration of the 2014 Plan and has the sole discretion to determine which Participants will be granted awards and the terms and conditions of the awards granted. Through the date of filing of this Form 10-Q no awards have been granted under the 2014 Plan.

5)	NET LOSS PER SHARE:

The following table sets forth the computation of basic and diluted net loss per share for the three months and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator for basic net loss per share

Net loss available to common stockholders	$(2,263,187)	$(25,744)	$(2,141,525)	$(191,033)

Numerator for diluted net loss per share
Net loss available to common stockholders & assumed conversion	$(2,263,187)	$(25,744)	$(2,141,525)	$(191,033)

Denominator:
Denominator for basic and diluted loss per share - weighted-average shares	2,330,438	2,330,438	2,330,438	2,330,438

Basic and diluted loss per share:
Net loss per share	$(0.97)	$(0.01)	$(0.92)	$(0.08)

6)	CONCENTRATION OF CREDIT RISK:

The revenues of the Company’s top four customers represented approximately 90% of the revenues for the nine month period ended September 30, 2015. The revenues of the Company’s top three customers represented approximately 82% of revenues for the same period in 2014. No other customer represented greater than 10% of the Company’s revenues for such periods. The Company continues its effort to broaden its customer base in order to mitigate this risk.

7)	CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The Company’s commitments at September 30, 2015, are comprised of the following:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating Lease Obligations
Rent (1)	283,179	191,572	91,607	-	-
Total	$283,179	$191,572	$91,607	$-	$-

(1) The Company has a New York facility with a lease term expiring April 30, 2017 and a Chennai facility with a lease term expiring December 31, 2015.

As of September 30, 2015, the Company does not have any “Off Balance Sheet Arrangements”.

8)	PROVISION FOR INCOME TAXES

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

In September 2010, the Company entered into, and in August 2013 entered into an amendment of a Memorandum of Understanding with Helios and Matheson Parent (the “HMIT MOU”) pursuant to which Helios and Matheson Parent has agreed to make available to the Company facilities of dedicated Off-shore Development Centers (“ODCs”) and also render services by way of support in technology, client engagement, management and operating the ODCs for the Company. The Company has furnished Helios and Matheson Parent a security deposit of $2 million, classified as a non-current asset on the balance sheet, to cover any expenses, claims or damages that Helios and Matheson Parent may incur while discharging its obligation under the HMIT MOU and also to cover the Company’s payable to Helios and Matheson Parent. The amount payable to Helios and Matheson Parent for services rendered under the HMIT MOU was $0 and $8,736 for the nine months ended September 30, 2015 and 2014, respectively and is included as a component of cost of revenue. All payments to Helios and Matheson Parent under the MOU are made after collections are received from clients. No amount was paid to Helios and Matheson Parent for services rendered under the HMIT MOU for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the Company has a receivable from Helios and Matheson Parent in the amount of $182,626 which represents amounts paid on behalf of Helios and Matheson Parent , which has been fully reserved for. As of September 30, 2015, the amount paid on behalf of Helios and Matheson Parent is reported as prepaid expenses and other current assets – related party, which has been fully reserved for.

In August 2014, the Company entered into a Professional Service Agreement with Helios and Matheson Parent (the “HMIT PSA”), which documented ongoing services provided by Helios and Matheson Parent from February 24, 2014. Pursuant to the HMIT PSA Helios and Matheson Parent hires employees in India and provides infrastructure services for those employees to facilitate the operations of those of the Company’s clients who need offshore support for their business. For the services the Company pays the cost incurred by Helios and Matheson Parent for the employee it hires to provide the services and a fixed fee for infrastructure support. Beginning October 2014, all employees were transferred to the payroll of the Company’s subsidiary, Helios and Matheson Global Services Pvt. Ltd. (HMGS), and Helios and Matheson Parent was paid only for the infrastructure support they are providing until August 2015. Beginning September 2015, HMGS leased an office and took over infrastructure support from Helios and Matheson Parent. For the nine months ended September 30, 2015, the Company’s revenue from services provided with offshore support of Helios and Matheson Parent was about $1.7 million. Amounts payable to Helios and Matheson Parent for services rendered under the HMIT PSA was about $137,000 for the nine months ended September 30, 2015. The amount paid to Helios and Matheson Parent for services rendered, including prepayment of certain expenses, under the HMIT PSA for the nine months ended September 30, 2015 was $238,000.

Please see the section 12, “Subsequent Event” of the notes to consolidated financial statements.

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

12)	Subsequent Event

The Company determined to provide for a reserve in its September 30, 2015 financial statements in the amount of $2.344 million (the “Reserve Amount”) due to an uncertainty relating to the ability of Helios and Matheson Parent to immediately (i) return the security deposit, in the amount of $2 million, held by Helios and Matheson Parent in connection with the Memorandum of Understanding entered into between the Company and Helios and Matheson Parent in September 2010 and amended in August 2013 (as amended, the “MOU”), and (ii) pay approximately $344,000 in reimbursable expenses, and advances relating to the Company’s operations in India and the Professional Services Agreement entered into between the Company and Helios and Matheson Parent in August 2014 (the “PSA”).

Helios and Matheson Parent ceased providing services under the MOU and PSA in Q3 2015. The decision to provide for the Reserve Amount was the result of factors that included, but were not limited to, the cessation of services provided by Helios and Matheson Parent under the MOU and PSA in Q3 2015 and the ensuing conversations between the Company and Helios and Matheson Parent regarding payment of the Reserve Amount.

Further, the Company has ensured continued uninterrupted services to its clients by taking on infrastructure costs relating to lease and employees.The Company continues to work with Helios and Matheson Parent to resolve this matter in a manner that would allow the Company to receive its deposits and prepaid balances of $2.344 million at the earliest.

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

Overview

Helios and Matheson provides high quality information technology (“IT”) consulting solutions, custom application development and analytics services to Fortune 1000 companies and other large organizations. The Company is headquartered in New York, New York and has a subsidiary in Bangalore, India.

For the nine months ended September 30, 2015 and September 30, 2014, approximately 92% of the Company's consulting services revenues were generated from clients under time and materials engagements with the remainder generated under fixed-price engagements and recruitment process outsourcing (RPO). The Company has established standard-billing guidelines for consulting services based on the types of services offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a weekly and monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.

The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. For the nine months ended September 30, 2015 and 2014, gross margin was 26.89% and 18.9% respectively.

The Company actively manages its personnel utilization rates by monitoring project requirements and timetables. The Company’s utilization rate for the three months ending September 30, 2015 and September 30, 2014 was approximately 99% and 96% respectively. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in the Company’s training programs in order to expand their technical skill sets.

Investments by Helios and Matheson Parent

On March 30, 2006, Helios and Matheson Parent, an IT services organization with its corporate headquarters in Chennai, India, purchased 409,879 shares of the Company’s common stock from Mr. Shmuel Ben Tov, the Company’s former Chairman, Chief Executive Officer and President and his family members, which represented approximately 43% of the Company’s outstanding common stock. In 2006, 2007, 2008, 2009 and 2010 Helios and Matheson Parent purchased additional shares of the Company’s common stock. Helios and Matheson Parent owns 1,743,040 shares of common stock, representing approximately 75% of the shares of the common stock currently outstanding. Helios and Matheson Parent is a publicly listed company on three stock exchanges in India, the National Stock Exchange (NSE), the Bombay Stock Exchange, Mumbai (BSE) and the Madras Stock Exchange (MSE). Due to the acquisition of more than 50% of our common stock by Helios and Matheson Parent, we meet the definition of a “Controlled Company” as defined by Rule 5615(c) of the NASDAQ’s rules.

Matters Pertaining to Helios and Matheson Parent

In September 2010, the Company entered into, and in August 2013 entered into an amendment of a Memorandum of Understanding with Helios and Matheson Parent (the “HMIT MOU”) pursuant to which Helios and Matheson Parent has agreed to make available to the Company facilities of dedicated Off-shore Development Centers (“ODCs”) and also render services by way of support in technology, client engagement, management and operating the ODCs for the Company. The Company has furnished Helios and Matheson Parent a security deposit of $2 million, classified as a non-current asset on the balance sheet, to cover any expenses, claims or damages that Helios and Matheson Parent may incur while discharging its obligation under the HMIT MOU and also to cover the Company’s payable to Helios and Matheson Parent. The amount payable to Helios and Matheson Parent for services rendered under the HMIT MOU was $0 and $8,736 for the nine months ended September 30, 2015 and 2014, respectively and is included as a component of cost of revenue. All payments to Helios and Matheson Parent under the MOU are made after collections are received from clients. No amount was paid to Helios and Matheson Parent for services rendered under the HMIT MOU for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the Company has a receivable from Helios and Matheson Parent in the amount of $182,626 which represents amounts paid on behalf of Helios and Matheson Parent , which has been fully reserved for. As of September 30, 2015, the amount paid on behalf of Helios and Matheson Parent is reported as prepaid expenses and other current assets – related party which has been fully reserved for.

In August 2014, the Company entered into a Professional Service Agreement with Helios and Matheson Parent (the “HMIT PSA”), which documented ongoing services provided by Helios and Matheson Parent from February 24, 2014. Pursuant to the HMIT PSA Helios and Matheson Parent hires employees in India and provides infrastructure services for those employees to facilitate the operations of those of the Company’s clients who need offshore support for their business. For the services the Company pays the cost incurred by Helios and Matheson Parent for the employee it hires to provide the services and a fixed fee for infrastructure support. Beginning October 2014, all employees were transferred to the payroll of the Company’s subsidiary, Helios and Matheson Global Services Pvt. Ltd. (HMGS), and Helios and Matheson Parent was paid only for the infrastructure support they are providing until August 2015. Beginning September 2015, HMGS leased an office and took over infrastructure support from Helios and Matheson Parent. For the nine months ended September 30, 2015, the Company’s revenue from services provided with offshore support of Helios and Matheson Parent was about $1.7 million. Amounts payable to Helios and Matheson Parent for services rendered under the HMIT PSA was about $137,000 for the nine months ended September 30, 2015. The amount paid to Helios and Matheson Parent for services rendered, including prepayment of certain expenses, under the HMIT PSA for the nine months ended September 30, 2015 was $238,000.

The Company determined to provide for a reserve in its September 30, 2015 financial statements in the amount of $2.344 million (the “Reserve Amount”) due to an uncertainty relating to the ability of Helios and Matheson Parent to immediately (i) return the security deposit, in the amount of $2 million, held by Helios and Matheson Parent in connection with the Memorandum of Understanding entered into between the Company and Helios and Matheson Parent in September 2010 (the “MOU”), and (ii) pay approximately $344,000 in reimbursable expenses, and advances relating to the Company’s operations in India and the Professional Services Agreement entered into between the Company and Helios and Matheson Parent in August 2014 (the “PSA”).

Helios and Matheson Parent ceased providing services under the MOU and PSA in Q3 2015. The decision to provide for the Reserve Amount was the result of factors that included, but were not limited to, the cessation of services provided by Helios and Matheson Parent under the MOU and PSA in Q3 2015 and the ensuing conversations between the Company and Helios and Matheson Parent regarding payment of the Reserve Amount.

Further, the Company has ensured continued uninterrupted services to its clients by taking on infrastructure costs relating to lease and employees.

The Company continues to work with Helios and Matheson Parent to resolve this matter in a manner that would allow the Company to receive its deposits and prepaid balances of $2.344 million at the earliest.

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

Results of Operations

The following table sets forth the percentage of revenues of certain items included in the Company’s Statement of Operations:

	Three Months Ended		Nine Months Ende
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	69.7%	79.1%	73.2%	81.1%
Gross profit	30.3%	20.9%	26.8%	18.9%
Operating expenses	27.0%	21.9%	24.0%	21.2%
(Loss)/Income from operations	3.3%	(1.0)%	2.8%	(2.3)%
Allowance for assets	95.3%	0.0%	31.8%	0.0%
Net loss	(92.0)%	(1.0)%	(29.0)%	(2.3)%

Comparison of the Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014

Revenues. Revenues for the three months ended September 30, 2015 and September 30, 2014 were at same level of $2.5 million.

Gross Profit. The resulting gross profit for the three months ended September 30, 2015 was $746,000 as compared to $524,000 for the three months ended September 30, 2015. As a percentage of total revenues, gross margin for the three months ended September 30, 2015 was 30.3% compared to 20.9% for the three months ended September 30, 2014. The increase in gross margin is due to an increase in high margin consulting and fixed price project revenue.

Operating Expenses. Operating expenses are comprised of selling, general and administrative (“SG&A”) expenses and depreciation and amortization. Operating expenses for the three months ended September 30, 2015 were $664,000 as compared to the 2014 period of $550,000 The increase is due to taking on infrastructure related costs relating to lease and employees from September 1, 2015. Till August 2015, the Company used to classify the per seat cost of employees (infrastructure support cost under the PSA) as cost of goods sold.

Other Income/(Expenses). Please read this section in conjunction with the one titled “Trends, Events and Uncertainties” under “Management Discussion and Analysis”.

Other expenses for the three months ended September 30, 2015 is comprised of the Reserve Amount of $2.344 million (comprising a reserve for security deposit of $2 million and $344,000 allowance for prepaid expenses and other current assets) offset by interest income of $2,185. The comparable 2014 period is exclusively comprised of interest income of $3,662. The Company has been operating without access to or use of the funds comprising the $2 million security deposit since such funds were deposited with Helios and Matheson Parent during September 2010 and August 2013.

Taxes. Tax provisions for the three months ended September 30, 2015 and nine months ended September 30, 2014 were $3,000 and are comprised exclusively of minimum state taxes.

Net Loss. As a result of the above, the Company had a net loss of ($2.3 million) or ($0.97) per basic and diluted share for the three months ended September 30, 2015 as compared to net loss of ($26,000) or ($0.01) per basic and diluted share for the three months ended September 30, 2014.

Comparison of the Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014

Revenues. Revenues for the nine months ended September 30, 2015 were $7.4 million compared to $8.2 million for the nine months ended September 30, 2014. The decrease was primarily attributable to a decrease in the number of onshore consultants, who are billed at a higher rate, offset by an increase in offshore consultants, who are billed at a lower rate.

Gross Profit. Gross profit for the nine months ended September 30, 2015 was $2.0 million as compared to $1.6 million for the nine months ended September 30, 2014. As a percentage of total revenues, gross margin for the nine months ended September 30, 2015 was 26.8% compared to 18.9% for the nine months ended September 30, 2014. The increase in gross margin is due to a increase in high margin consulting and fixed price project revenue.

Operating Expenses. Operating expenses are comprised of Selling, General and Administrative (“SG&A”) expenses and depreciation and amortization. Operating expenses for the nine months ended September 30, 2015 and nine months ended September 30, 2014 were $1.77 million and $1.74 million respectively.

Other Income/(Expenses). Please read this section in conjunction with the one titled “Trends, Events and Uncertainties” under “Management Discussion and Analysis”.

Other expenses for the nine months ended September 30, 2015 is comprised of the Reserve Amount of $2.344 million (comprising a reserve for security deposit of $2 million and $344,000 allowance for prepaid expenses and other current) assets offset by interest income of $7,337. The comparable 2014 period is exclusively comprised of interest income of $10,199. The Company has been operating without access to or use of the funds comprising the $2 million security deposit since such funds were deposited with Helios and Matheson Parent during September 2010 and August 2013.

Taxes. Tax provisions for the nine months ended September 30, 2015 and none months ended September 30, 2014 were $9,000 and are comprised exclusively of minimum state taxes.

Net Loss. As a result of the above, the Company had a net loss of ($2.14 million) or ($0.92) per basic and diluted share for the nine months ended September 30, 2015 compared to net loss of ($191,000) or $(0.08) per basic and diluted share for the nine months ended September 30, 2014.

Liquidity and Capital Resources

During the nine months ended September 30, 2015, the Company’s revenues declined by approximately 11% and the Company reported a net operating income of $204,000 and net loss of about ($2.14) million as compared to net operating loss of ($192,000) and net loss of ($191,000) during the same period in 2014. Other items: expense/(Income) of ($2.34 million) is a result of reserve for security deposit and prepaid expenses and other current assets offset by interest income. The Company determined to provide for a reserve in its September 30, 2015 financial statements in the amount of $2.344 million (the “Reserve Amount”) due to an uncertainty relating to the ability of Helios and Matheson parent to immediately return this Reserve Amount. This is explained in the section “Trends, Events and Uncertainties” below. The Company has been operating without access to or use of the funds comprising the $2 million security deposit since such funds were deposited with Helios and Matheson Parent during September 2010 and August 2013.

The Company's accounts receivable, less allowance for doubtful accounts, at September 30, 2015 and at December 31, 2014 were approximately $1.5 million and $1.1 million, respectively, representing 54 days and 48 days of sales outstanding (“DSO”) respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.

For the nine months ended September 30, 2015 cash used by investing activities was ($3,000) as compared to ($14,000) of cash used by investing activities for the nine months ended September 30, 2014.

For the nine months ended September 30, 2015, cash used by financing activities was $0 as compared to $(186,000) for the nine months ended September 30, 2014. On February 3, 2014 the Company’s Board of Directors declared a dividend of $0.08 per share on the Company's common stock, amounting to a payout of $186,435. Cash used in financing activities in 2015 and 2014 consisted exclusively of the dividends paid to shareholders.

In management's opinion, cash flows from operations combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months.

Off Balance Sheet Arrangements

As of September 30, 2015, the Company does not have any off balance sheet arrangements.

Contractual Obligations and Commitments

The Company’s commitments at September 30, 2015 are reflected and further detailed in the Contractual Obligation table located in Part I, Item 1, Note 7 of this Form 10-Q.

Inflation

The Company has not suffered material adverse effects from inflation in the past. However, a substantial increase in the inflation rate in the future may adversely affect customers’ purchasing decisions, may increase the costs of borrowing or may have an adverse impact on the Company’s margins and overall cost structure.

Trends, Events and Uncertainties

The Company determined to provide for a reserve in its September 30, 2015 financial statements in the amount of $2.344 million (the “Reserve Amount”) due to an uncertainty relating to the ability of Helios and Matheson Parent to immediately (i) return the security deposit, in the amount of $2 million, held by Helios and Matheson Parent in connection with the Memorandum of Understanding entered into between the Company and Helios and Matheson Parent in September 2010 (the “MOU”), and (ii) pay approximately $344,000 in reimbursable expenses, and advances relating to the Company’s operations in India and the Professional Services Agreement entered into between the Company and Helios and Matheson Parent in August 2014 (the “PSA”).

Helios and Matheson Parent ceased providing services under the MOU and PSA in Q3 2015. The decision to provide for the Reserve Amount was the result of factors that included, but were not limited to, the cessation of services provided by Helios and Matheson Parent under the MOU and PSA in Q3 2015 and the ensuing conversations between the Company and Helios and Matheson Parent regarding payment of the Reserve Amount.

Further, the Company has ensured continued uninterrupted services to its clients by taking on infrastructure costs relating to lease and employees.

The Company continues to work with Helios and Matheson Parent to resolve this matter in a manner that would allow the Company to receive its deposits and prepaids balances of $2.344 million at the earliest.

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 provides a robust framework for addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. In August 2015, the FASB issued ASU 2015-14, deferring the effective date of ASU 2014-09 by one year. Now the effective date is beginning with the calendar year ended December 31, 2018. The Company has not yet assessed the impact ASU 2014-09 will have upon adoption on its financial position, results of operations or cash flows.

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

Evaluation of disclosure controls and procedures. As of September 30, 2015, we carried out an evaluation, under the supervision of and with the participation of our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.

Changes in internal control. During the quarter covered by this report, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

We incorporate herein by reference the risk factors included under Item 1A. of our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 27, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosure

Not Applicable

Item 5.	Other Information

On November 16, 2015, the Company sent a letter to Helios and Matheson Information Technology Ltd. ("Helios and Matheson Parent"), the owner of more than a majority of the Company's outstanding shares, indicating that the Company considers the Memorandum of Understanding between them dated September 22, 2010 as amended on August 30, 2013 (as amended the "MOU") to be terminated. Pursuant to the MOU, Helios and Matheson Parent was to make available to the Company off-shore development centers ("ODCs") with state of the art facilities and to render services by way of human resources, support in technology, client engagement, and management of the ODCs ("Support Services") for the Company.  During the third quarter of 2015, Helios and Matheson Parent ceased making ODCs available to the Company as also providing the Support Services.  Please see the discussion under "Trends, Events and Uncertainties" in the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I, Item 2 of this quarterly report for information regarding certain material circumstances surrounding such termination.

On November 16, 2015, the Company sent to Helios and Matheson Parent a notice of termination of the Professional Services Agreement between them dated August 13, 2014 (“PSA”), due to the fact that Helios and Matheson Parent ceased providing the services required under the PSA during the third quarter of 2015. The Company entered into the PSA for the purpose of receiving offshore infrastructure support for the operations of certain of the Company’s clients. While Helios and Matheson Parent has thirty days from the date of such notice to resume providing the services, the Company does not currently anticipate that Helios and Matheson Parent will do so.

Please see the discussion under "Trends, Events and Uncertainties" in the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I, Item 2 of this quarterly report for information regarding certain material circumstances surrounding the termination of the MOU and the PSA.

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

HELIOS AND MATHESON ANALYTICS INC.

Date: November 16, 2015	By:	/s/ Divya Ramachandran
Divya Ramachandran
Chief Executive Officer and President

Date: November 16, 2015	By:	/s/ Umesh Ahuja
Umesh Ahuja
Chief Financial Officer and Secretary