Form 10-K
period 2015-12-31
Helios & Matheson Analytics Inc.
filed 2016-03-28
CIK 1040792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ___________

HELIOS AND MATHESON ANALYTICS INC.

 (Exact Name of Registrant as Specified in Its Charter)

Delaware	0-22945	13-3169913
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

Empire State Building, 350 Fifth Avenue	(212) 979-8228
New York, New York 10118	(Registrant’s Telephone Number,
(Address of Principal Executive Offices)	Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:	Name of Exchange on which Registered
Title of Class	NASDAQ Capital Market
Common Stock, par value $.01 per share
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

Large accelerated filer ☐                    Accelerated filer ☐

Non-accelerated filer ☐(Do not check if a smaller reporting company)     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $5,662,964 based on the sale price of the registrant's common stock on the NASDAQ Capital Market on the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 11, 2016, there were 2,330,438 shares of the registrant’s common stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. See Item 15 for a list of other exhibits incorporated by reference into this Report.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 throughout and in particular in the discussion at Item 7 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks, including those discussed in the risk factors set forth in Item 1A of this report, could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:

●	our capital requirements and whether or not we will be able to raise capital when we need it;

●	changes in local, state or federal regulations that will adversely affect our business;

●	our ability to retain our existing clients and market and sell our services to new clients;

●	whether we will continue to receive the services of certain officers and directors;

●	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and

●	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

We do not intend to update forward-looking statements. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

PART I

Item 1. Business

General

Since 1983, Helios and Matheson Analytics Inc. (“Helios and Matheson”, the “Company”, “we”, “us” or “our”) has provided high quality IT services and solutions to Fortune 1000 companies and other large organizations. Effective as of May 3, 2013, the Company changed its name from Helios and Matheson Information Technology Inc. to Helios and Matheson Analytics Inc. Management believes that the new name more accurately reflects its business and operations going forward, which have moved beyond IT. The Company now offers its clients an enhanced suite of services of predictive analytics with technology at its foundation enriched by data science. The Company is headquartered in New York City and has offices in Chennai and Bangalore India. The Company's common stock is listed on The NASDAQ Capital Market (“NASDAQ”) under the symbol "HMNY". Our website address is www.hmny.com. Information on our website is not a part of this report.

Controlled Company

Helios and Matheson Information Technology Ltd. (referred to herein as “Helios and Matheson Parent”) is an information technology services organization with corporate headquarters in Chennai, India and the beneficial owner of approximately 75% of the Company’s outstanding common Stock.The Board of Directors has determined that Helios and Matheson meets the definition of a “Controlled Company” as defined by Rule 5615(c) of the NASDAQ Listing Rules. A “Controlled Company” is defined in Rule 5615(c) as a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company. Certain NASDAQ requirements do not apply to a “Controlled Company”, including requirements that: (i) a majority of its Board of Directors must be comprised of “independent” directors as defined in NASDAQ’s rules; and (ii) the compensation of officers and the nomination of directors be determined in accordance with specific rules, generally requiring determinations by committees comprised solely of independent directors or in meetings at which only the independent directors are present.

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

Clients

The Company’s clients consist primarily of Fortune 1000 companies and other large organizations. The Company’s clients operate in a diverse range of industries with a concentration in the banking, financial services, insurance and healthcare industries. Four of the Company’s top five clients measured by revenue for the year ended December 31, 2015 have been clients for over five years. The revenues of the Company’s top four clients represented approximately 90% of the revenues for the twelve month period ended December 31, 2015 and the top four clients represented approximately 88% of the revenue for the twelve month period ended December 31, 2014. No other client represented greater than 10% of the Company’s revenues for such periods. During 2016, the Company expects that a significant portion of its revenues will continue to come from these clients. As indicated above, the Company continues to work positively to expand its client base by offering services to many of its existing clients in their offices outside New York and New Jersey and using such contacts as a gateway into new geographies.

98.5 % and 100% of the Company’s revenues were derived from clients within the United States for the years ended December 31, 2015 and December 31, 2014 respectively.

Sales and Marketing

The Company’s marketing strategy is to develop long-term mutually beneficial relationships with existing and new clients that will lead the Company to become a preferred provider of technology and analytics services. The Company seeks to employ a "cross selling" approach where appropriate to expand the number of services utilized by a single client. Other sales and marketing methods include client referrals, networking, and attendance at conferences.

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

Human Resources

As of December 31, 2015, the Company had 20 employees in Unites States, of whom 16 were technology consultants, and 4 were executive, financial, sales and administrative personnel. None of the Company’s employees are represented by a labor union, and the Company has never incurred a work stoppage. In addition to these employees, the Company was utilizing the services of 20 independent contractors as of December 31, 2015. These independent contractors act as consultants and they are not employees of the Company.

As of December 31, 2015, the Company had 120 employees in its Indian Subsidiary. These include technology consultants in Offshore Development Centre, Delivery Manager, Support Staff in HR, Finance and Administrative functions.

Long-Lived Asset

Substantially all of the Company's long-lived assets were located in the United States for the years ended December 31, 2015 and 2014, respectively.

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

Item 1A. RISK FACTORS

We are subject to various risks that may materially harm our business, prospects, financial condition and results of operations. An investment in our common stock is speculative and involves a high degree of risk. In evaluating an investment in shares of our common stock, you should carefully consider the risks described below, together with the other information included in this report.

The risks described below are not the only risks we face. If any of the events described in the following risk factors actually occurs, or if additional risks and uncertainties later materialize that are not presently known to us or that we currently deem immaterial, then our business, prospects, results of operations and financial condition could be materially adversely affected. In that event, the trading price of our common stock could decline, and you may lose all or part of your investment in our shares. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

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

We rely on a small number of clients for a significant portion of our revenue. During the years ended December 31, 2015 and December 31, 2014, our top four clients accounted for 90% and 88% respectively of our revenue. If we were to lose any of these clients, we cannot assure you that they could be replaced quickly or at all. Our loss of any of these clients could have a material adverse effect on our revenues and results of operations.

Our stock price is volatile.

The Company’s stock was traded on 239 days during 2015 and may be subject to wide fluctuations in price in response to variations in quarterly results of operations and other factors, including financings, technological innovations and general economic or market conditions. For example, the closing price of our common stock during 2015 was as low as $1.31 and as high as $4.80. Stock markets have experienced extreme price and volume trading volatility in the recent past. This volatility had a substantial effect on the market price of many technology companies that has often been unrelated to the operating performance of those companies. This volatility may adversely affect the market price of the Company’s common stock.

Our industry is subject to rapid change.

Our industry is characterized by rapidly changing technology, evolving industry standards, frequent new product and service introductions, evolving distribution channels and changing customer demands. We must adapt to rapidly changing technological and application needs by continually improving our services as well as introducing new products and services to address user demands. Our success will depend in part on our ability to develop information technology solutions to meet client expectations, and offer services and solutions that keep pace with continuing changes in information technology, evolving industry standards and changing client preferences. If we are unable to keep up with technological changes and changes in industry standards, our business, reputation and results of operations may be materially adversely affected.

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

Statutory non-compliances in our India subsidiary company - Helios and Matheson Global Services Pvt Limited

In March 2015, there was a casual vacancy in the board caused by resignation of one of the 2 Board members of our 99.99% owned Indian subsidiary, Helios and Matheson Global Services Private Limited (‘HMGS’). In the absence of a properly re-constituted Board, there was non-compliance with regard to certain provisions of Indian Companies Act, 2013. These non-compliances were with respect to conduct of Board meetings, appointment of a new auditor, scheduling of Annual Shareholder’s Meeting, and consequently filing of certain returns with the authorities.

In order to regain compliance with the Indian Companies Act, 2013 and regularize the operations of HMGS, the Company called for a Special Shareholders’ Meeting and appointed 2 new Directors and re-constituted the Board, as also appointed Statutory Auditors. The amount of penalty which HMGS might face is not likely to have any material impact on the consolidated results of the Company, and HMGS is taking all necessary steps to become fully compliant with the Indian Company Act 2013 as soon as practically possible however, HMGS faces risk of certain penalties being levied on it for delay in filing certain statutory returns.

NASDAQ Continued Listing Standards Compliance:

On November 20, 2015, the Company received a letter from The NASDAQ Stock Market LLC (“NASDAQ”) indicating that, as of September 30, 2015, the Company’s reported stockholders’ equity of $1,822,125 did not meet the $2,500,000 minimum stockholders’ equity required by NASDAQ to maintain continued listing, as set forth in NASDAQ Listing Rule 5550(b)(1), and that as of November 20, 2015 the Company did not meet the alternatives of market value of listed securities or net income from continuing operations.

Under NASDAQ rules, the Company had 45 calendar days to submit a plan to regain compliance. On January 4, 2016, the Company submitted a plan to regain compliance by May 18, 2016 (the “Plan”).  On January 13, 2016, the Company received a letter from NASDAQ accepting the Plan, provided that a certain interim condition was satisfied.  On March 7, 2016, the Company satisfied the interim condition of the Plan.  Accordingly, the Company may have until May 18, 2016 to regain compliance with the minimum stockholders’ equity requirement.  However, during that time, the Company may be subject to delisting proceedings for any other qualifications failures.

On March 1, 2016, the Company received written notice (the “MVPHS Notification Letter”) from the Nasdaq Listing Qualifications Department indicating that the Company no longer satisfies the minimum Market Value of Publicly Held Shares (“MVPHS”) requirement set forth in Nasdaq Listing Rule 5550(a)(5) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(5) requires listed securities to maintain a minimum MVPHS of $1 million, and Listing Rule 5810(c)(3)(D) provides that a failure to meet the minimum MVPHS requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the minimum MVPHS of the Company’s publicly held shares for the 30 consecutive business days prior to the date of the MVPHS Notification Letter, the Company no longer meets the minimum MVPHS requirement.

The MVPHS Notification Letter states that the Company has 180 calendar days, or until August 29, 2016, to regain compliance with Nasdaq Listing Rule 5550(a)(5). To regain compliance, the Company’s MVPHS must reach at least $1 million for a minimum of 10 consecutive business days.

The Company is currently considering available options to resolve its compliance with the minimum MVPHS requirement and regain compliance with Nasdaq’s Listing Rules.

Item 1B. UNRESOLVED STAFF COMMENTS

Not Required.

Item 2. Properties

The Company’s executive office is located at the Empire State Building, 350 Fifth Avenue, Suite # 7520, New York, NY 10118. The Company’s executive office is located in a leased facility with a term expiring on April 30, 2017. In addition, the Company’s Indian subsidiary has an office in Bangalore, India at a leased facility with a term expiring on October 7, 2017. at 3rd Floor, Beta Block, # 7 Sigma Tech Park, Varthur Kodi, Bangalore 560066 The Company’s Indian subsidiary also had a lease at # 180, 9th Floor, Capital Towers, Kodambakkam High Road, Chennai 600034 for its offshore development centre (‘ODC’) which expired on December 31, 2015 and has been extended on month to month basis. The Company entered into a lease agreement on February 8, 2016 for its offshore development center in Chennai, India and the Company moved into this facility in March 2016. We believe these facilities are suitable and adequate for our current operations.

Item 3. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. We currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

There are no proceedings in which any of the directors, officers or affiliates of the Company, or any registered or beneficial holder of more than 5% of the Company’s voting securities, is an adverse party or has a material interest adverse to that of the Company.

Item 4. MINE SAFETY DISCLOSURE

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related STOCKholder Matters AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The Company’s common stock is listed on The NASDAQ Capital Market under the symbol “HMNY.”

The following table sets forth the quarterly range of high and low sale prices of the Company’s common stock since January 1, 2014 as reported by NASDAQ:

2015	High	Low
First Quarter	$4.80	$1.43
Second Quarter	3.53	2.16
Third Quarter	2.54	2.05
Fourth Quarter	2.20	1.31

2014	High	Low
First Quarter	$7.30	$4.90
Second Quarter	5.35	3.49
Third Quarter	4.91	2.26
Fourth Quarter	3.39	1.70

Dividends

During the year 2015, the Company has not declared any dividend . On February 2, 2014, the Board of Directors declared a cash dividend of $0.08 per share to its common stockholders of record on February 18, 2014. The payment of dividends is at the discretion of the Company’s Board of Directors, who review many factors, including but not limited to profitability expectations, liquidity and financing needs, before making a determination that dividends will be paid. There is no guarantee that the Company’s Board of Directors will declare dividends in the future.

Holders

There were approximately 10 registered holders of record of the Company’s common stock as of March 11, 2016.

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

Overview

Helios and Matheson provides a wide range of high quality information technology (“IT”) consulting solutions, custom application development and analytics services to Fortune 1000 companies and other large organizations. The Company is headquartered in New York City, New York and has a subsidiary in India.

For the three and twelve months ended December 31, 2015, approximately 87% and 90% of the Company's consulting services revenues were generated from clients under time and materials engagements, with the remainder generated under fixed-price engagements and recruitment process outsourcing (RPO) engagements as compared to 93% and 92% for the three and twelve months ended December 31, 2014, respectively. The Company has established standard-billing guidelines for consulting services based on the types of services offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a weekly and monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.

The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. For the twelve months ended December 31, 2015 and 2014, gross margin was 28.2% and 20.4% respectively.

Matters Pertaining to Helios and Matheson Parent

In September 2010, the Company entered into, and in August 2013 entered into an amendment of a Memorandum of Understanding with Helios and Matheson Parent (the “HMIT MOU”) pursuant to which Helios and Matheson Parent has agreed to make available to the Company facilities of dedicated Off-shore Development Centers (“ODCs”) and also render services by way of support in technology, client engagement, management and operating the ODCs for the Company. The Company has furnished Helios and Matheson Parent a security deposit of $2 million, classified as a non-current asset on the balance sheet, to cover any expenses, claims or damages that Helios and Matheson Parent may incur while discharging its obligation under the HMIT MOU and also to cover the Company’s payable to Helios and Matheson Parent. The amount payable to Helios and Matheson Parent for services rendered under the HMIT MOU was $0 and $8,736 for the twelve months ended December 31, 2015 and 2014, respectively and is included as a component of cost of revenue. All payments to Helios and Matheson Parent under the MOU are made after collections are received from clients. No amount was paid to Helios and Matheson Parent for services rendered under the HMIT MOU for the twelve months ended December 31, 2015 and 2014, respectively. As of December 31, 2015, the Company has a receivable from Helios and Matheson Parent in the amount of $182,626 which represents amounts paid on behalf of Helios and Matheson Parent , which has been fully reserved for.

In August 2014, the Company entered into a Professional Service Agreement with Helios and Matheson Parent (the “HMIT PSA”), which documented ongoing services provided by Helios and Matheson Parent from February 24, 2014. Pursuant to the HMIT PSA Helios and Matheson Parent hires employees in India and provides infrastructure services for those employees to facilitate the operations of those of the Company’s clients who need offshore support for their business. For the services the Company pays the cost incurred by Helios and Matheson Parent for the employees it hires to provide the services and a fixed fee for infrastructure support. Beginning October 2014, all employees were transferred to the payroll of the Company’s subsidiary, Helios and Matheson Global Services Pvt. Ltd. (HMGS), and Helios and Matheson Parent was paid only for the infrastructure support they are providing until August 2015. Beginning September 2015, HMGS leased an office and took over infrastructure support from Helios and Matheson Parent. For the twelve months ended December 31, 2015 and 2014 the Company’s revenue from services provided with offshore support of Helios and Matheson Parent was about $2.3 million and $ 0.9 million respectively. Amounts payable to Helios and Matheson Parent for services rendered under the HMIT PSA was approximately $137,000 and $ 322,000 for the twelve months ended December 31, 2015 and 2014 respectively. The amount paid to Helios and Matheson Parent for services rendered, including prepayment of certain expenses, under the HMIT PSA for the twelve months ended December 31, 2015 and 2014 was approximately $224,000 and 321,000, respectively.

The Company determined to provide for a reserve in its September 30, 2015 financial statements and which is retained in December 31, 2015 financial statements in the amount of $2.344 million (the “Reserve Amount”) due to an uncertainty relating to the ability of Helios and Matheson Parent to (i) return the security deposit, in the amount of $2 million, held by Helios and Matheson Parent in connection with the “HMIT MOU”, and (ii) pay approximately $344,000 in reimbursable expenses, and advances relating to the Company’s operations in India and the “HMIT PSA”. The remaining receivable amount of approximately $9,000 is not reserved as the Company believes that the same can be set off against some of the IT assets transferred from Helios and Matheson Parent.

Helios and Matheson Parent ceased providing services under the HMIT MOU and HMIT PSA in Q3 2015. Further, the Company has ensured continued uninterrupted services to its clients by taking on infrastructure costs relating to lease and employees.

The decision to provide for the Reserve Amount was initially the result of factors that included, but were not limited to the cessation of services provided by Helios and Matheson Parent under the MOU and PSA in Q3 2015 and the ensuing conversations between the Company and Helios and Matheson Parent regarding payment of the Reserve Amount.

Further, on January 21, 2016, Helios and Matheson Parent became subject to a liquidation order by an Indian Court (the “Parent Liquidation Order”), resulting from creditors’ claims against Helios and Matheson Parent. On February 15, 2016, the High Court of Judicature at Madras (Civil Appellate Jurisdiction) issued an order of interim stay of the Parent Liquidation Order, providing Helios and Matheson Parent with an opportunity to work out the claims of its creditors. If Helios and Matheson Parent becomes subject to liquidation, the Company would likely not be able to collect the full Reserve Amount.

NASDAQ Continued Listing Standards Compliance:

On November 20, 2015, the Company received a letter from The NASDAQ Stock Market LLC (“NASDAQ”) indicating that, as of September 30, 2015, the Company’s reported stockholders’ equity of $1,822,125 did not meet the $2,500,000 minimum stockholders’ equity required by NASDAQ to maintain continued listing, as set forth in NASDAQ Listing Rule 5550(b)(1), and that as of November 20, 2015 the Company did not meet the alternatives of market value of listed securities or net income from continuing operations.

Under NASDAQ rules, the Company had 45 calendar days to submit a plan to regain compliance. On January 4, 2016, the Company submitted a plan to regain compliance by May 18, 2016 (the “Plan”).  On January 13, 2016, the Company received a letter from NASDAQ accepting the Plan, provided that a certain interim condition was satisfied.  On March 7, 2016, the Company satisfied the interim condition of the Plan.  Accordingly, the Company may have until May 18, 2016 to regain compliance with the minimum stockholders’ equity requirement.  However, during that time, the Company may be subject to delisting proceedings for any other qualifications failures.

On March 1, 2016, Helios and Matheson Analytics Inc. (the “Company”) received written notice (the “MVPHS Notification Letter”) from the Nasdaq Listing Qualifications Department indicating that the Company no longer satisfies the minimum Market Value of Publicly Held Shares (“MVPHS”) requirement set forth in Nasdaq Listing Rule 5550(a)(5) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(5) requires listed securities to maintain a minimum MVPHS of $1 million, and Listing Rule 5810(c)(3)(D) provides that a failure to meet the minimum MVPHS requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the minimum MVPHS of the Company’s publicly held shares for the 30 consecutive business days prior to the date of the MVPHS Notification Letter, the Company no longer meets the minimum MVPHS requirement.

The MVPHS Notification Letter states that the Company has 180 calendar days, or until August 29, 2016, to regain compliance with Nasdaq Listing Rule 5550(a)(5). To regain compliance, the Company’s MVPHS must reach at least $1 million for a minimum of 10 consecutive business days.

The Company is currently considering available options to resolve its compliance with the minimum MVPHS requirement and regain compliance with Nasdaq’s Listing Rules.

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

Results of Operations

The following table sets forth the percentage of revenues of certain items included in the Company’s Statement of Operations:

	Year Ended December 31,
	2015	2014
Revenues	100.0%	100.0%
Cost of revenues	71.8%	79.6%
Gross profit	28.2%	20.4%
Operating expenses	28.7%	22.1%
(Loss)/Profit from operations	(0.5)%	(1.7)%
Other (expense)/income	20.5%	0.0%
Provision for Income Taxes	0.7%	0.0%
Net (Loss)/Profit	(21.7)%	(1.7)%

Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014

Revenues. Revenues of the Company decreased by approximately $0.9 million or 8.5% from approximately $10.6 million for the twelve months ended December 31, 2014 to approximately $9.7 million for the twelve months ended December 31, 2015. The Company continued to focus on increasing more profitable revenue by leveraging global delivery (increased from approximately $0.9 million in 2014 to approximately $2.3 million in 2015) and decreased its focus on short-term onshore technology consulting and other non core services revenue (decreased from approximately $9.7 million in 2014 to approximately $7.4 million in 2015).

Gross Profit. The resulting gross profit for the twelve months ended December 31, 2015 was approximately $2.7 million, an increase of approximately $573,000 or 26.4% from the 2014 comparable period amount of approximately $2.2 million. As a percentage of total revenue, gross margin for the twelve months ended December 31, 2015 and 2014 was approximately 28.2% and 20.4% respectively. The increase in gross margin percentage is due to the increase in higher margin offshore consulting revenue.

Operating Expenses. Operating expenses are comprised of selling, general and administrative (“SG&A”) expenses and depreciation and amortization. For the twelve months ended December 31, 2015 and December 31, 2014 operating expenses were approximately $2.8 million and $2.4 million respectively. Operating expenses for the year 2015 includes a reserve created of approximately $0.3 million on account of amount receivable from ‘Helios and Matheson Parent’ for certain prepaid expenses incurred. The Company continues to focus on various cost reduction initiatives including, but not limited to, renegotiation with major vendors and process restructuring.

Other Expense. For the twelve months ended December 31, 2015, the other expense included an amount $2 million on account of reserve created on the security deposit receivable from Helios and Matheson Parent. (Read Note 11 of ITEM 15 (a) (1) and (2)

Taxes. For the twelve months ended December 31, 2015, the Company recorded a tax provision of $12,000 for minimum state taxes and provision to return adjustments of ($8,326) from the filing of state and federal tax returns, as compared to a tax provision of $12,000 for minimum state taxes and provision to return adjustments of ($3,459) for the twelve months ended December 31, 2014. In addition, deferred taxes were not impacted by the pre-tax net income since such amounts were fully reserved as of December 31, 2015 and 2014 respectively. In addition the Company has also created a provision for tax of $67,571 in respect of taxes of its Indian subsidiary. The total Tax provision for twelve months ended December 31, 2015 and 2014 are $ 71,245 and $ 8,541 respectively.

Loss from Operations. Company’s loss from operations for the twelve months ended December 31, 2015 and 2014 is approximately $ 47,000 and $ 183,000 respectively.

Net Income. The Company had a net loss of approximately ($2,110,000) or $(0.91) per basic and diluted share for the twelve months ended December 31, 2015, compared to a net loss of approximately ($178,000) or $(0.08) per basic and diluted share for the twelve months ended December 31, 2014.

Liquidity and Capital Resources

The Company believes that its business, operating results and financial condition have been affected by the ongoing economic uncertainty which continue to impact the IT and analytics spending of its clients. A significant portion of the Company’s major clients are in the financial services industry and came under considerable pressure as a result of the unprecedented economic conditions in the financial markets. Spending on IT consulting and analytics services is largely discretionary, and the Company has experienced a pushback of new assignments and high margin projects from existing clients. During the twelve months ended December 31, 2015 the Company’s revenues declined by approximately 8.5% and the Company reported a net loss of ($2,110,000) as compared to net loss of ($178,000) during the same period in 2014. The net loss resulted primarily from a reserve created by the Company on a security deposit and other amounts recoverable from Helios and Matheson Parent due to uncertainty regarding the recovery. See Note 12 “Transactions with Related Parties” included in the Company’s financial statements which are included at Item 15(a) of the Part IV of this report.

The Company's cash balances were approximately $0.9 million at December 31, 2015 as compared to $1.2 million at December 31, 2014. Net cash used by operating activities for the twelve months ended December 31, 2015 was approximately $0.3 million as compared to net cash provided by operating activities of approximately $0.8 million for the twelve months ended December 31, 2014.

The Company's accounts receivable, less allowance for doubtful accounts, at December 31, 2015 and December 31, 2014 were approximately $1.4 million and $1.1 million, respectively, representing 52 days and 38 days of sales outstanding (“DSO”) respectively. The Company has provided an allowance for doubtful accounts at the end of each of the period presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.

The Company’s accounts payable and accrued expenses at December 31, 2015 and at December 31, 2014 were approximately $1.1 million and $0.9 million, respectively.

For the twelve months ended December 31, 2015, revenues from the Company’s four largest clients represented 90% and during twelve months ended December 31, 2014, revenue from the Company’s largest four clients represented 88% of revenues. No other customer represented greater than 10% of the Company's revenues for such periods.

Net cash used in investing activities was $7,478 and $14,249 for the twelve months ended December 31, 2015 and 2014, respectively. During 2015, additions of property and equipment were offset by disposals totaling $0 as compared to $1,248 during 2014.

For the twelve months ended December 31, 2015, cash used by financing activities was $0 as compared to $186,435 for the twelve months ended December 31, 2014. On February 2, 2014 the Company’s Board of Directors declared a dividend of $0.08 per share on the Company's common stock, amounting to a payout of $186,435.

In management's opinion, cash flows from operations combined with cash on hand will provide adequate funding for the Company's working capital obligations for the next twelve months.

For the twelve months ended December 31, 2015 and 2014, there were no shares of common stock issued pursuant to the exercise of options issued under the Company’s stock option plan.

Going Concern

See “Going Concern” in Note 1 of the Company’s financial statements which are included at Item 15 (a) (1) and (2) of Part IV of this report.

Off-Balance Sheet Arrangements

The Company did not have any “Off Balance Sheet Arrangements” during the twelve months ended December 31, 2015 and 2014.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the method of adoption and the impact of adopting ASU 2016-02 on its results of operations, cash flows and financial position.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management under the supervision of and with the participation of our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of December 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2015, the end of the Company’s fiscal year. Management based its assessment on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015. Management has reviewed the results of the assessment of the Company’s internal controls over financial reporting with the Audit Committee of the Company’s Board of Directors.

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

Item 9B. OTHER INFORMATION

Board and Management Transition

On February 24, 2016, the Company’s Secretary received a letter from its majority stockholders, Helios and Matheson Information Technology Ltd. and Helios and Matheson Inc. (the “Majority Stockholders”), requesting that the Secretary call a special meeting of stockholders in accordance with Article II, Section 2 of the Company’s bylaws, for the purpose of electing five new directors to replace all the existing directors of the Company.

Since receiving the letter, Company’s board of directors and its Chief Executive Officer have agreed in principle on a transition plan whereby, on or about March 31, 2016, all but one of the current directors and the Chief Executive Officer of the Company expect to resign from all of their respective positions with the Company, and the remaining director expects to elect the slate of directors specified by the Majority Stockholders to fill the vacancies created by the foregoing resignations in accordance with the Company’s bylaws, at which time the remaining director is expected to resign.  On the same day, the newly elected board of directors is then expected to appoint a new Chief Executive Officer.

The board and management transition plan described above is subject to execution of definitive documentation by the parties, and, if and when executed, will be reported in a Current Report in accordance with the requirements of Form 8-K.

On March 25, 2016, the Company's Chief Financial Officer notified the Company in writing that he intends to resign from his position as Chief Financial Officer of the Company and from each other office of the Company and its subsidiary that he holds, effective March 31, 2016, in order to pursue other opportunities.  The Chief Financial Officer’s resignation is not due to any disagreement relating to the operations, policies or practices of the Company or its subsidiary. The Company has initiated a search for Chief Financial Officer.

PART III

Item 10. Directors, Executive Officers and corporate governance

The information concerning the Company’s Code of Ethics is set forth below in this Item 10. All other information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management AND RELATED STOCKHOLDER MATTERS

The information concerning the Company’s equity compensation plan is set forth below in this Item 12. All other information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

Equity Compensation Plan Information

The Equity Compensation Plan Information as of December 31, 2015 was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31,2015	Weighted-average exercise price of outstanding options, warrants and rights as of December 31, 2015

Number of securities

remaining available for future issuance under equity compensation plans

(Excluding securities to be

issued upon exercise of outstanding options, warrants

and rights as of December 31,

2015

Equity compensation plans approved by security holders	-	$-	400,000

Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	400,000

Item 13. Certain Relationships and Related Transactions, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

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

23.1	Consent of Rosenberg Rich Baker Berman & Company.

23.2	Consent of Mercadien, P.C., Certified Public Accountants.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

† Management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2016

HELIOS AND MATHESON ANALYTICS INC.

By:	/s/ Divya Ramachandran
Divya Ramachandran
President and Chief Executive

By:	/s/ Sanjay Chaturvedi
Sanjay Chaturvedi
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Divya Ramachandran	President, Chief Executive Officer and Director	March 28, 2016
Divya Ramachandran	(Principal Executive Officer)

/s/ Shri S. Jambunathan	Chairman and Director	March 28, 2016
Shri S. Jambunathan

/s/ Viraj Patel	Director	March 28, 2016
Viraj Patel

/s/ Kishan Grama Ananthram	Director	March 28, 2016
Kishan Grama Ananthram

/s/ Sanjay Chaturvedi	Chief Financial Officer (Principal Financial Officer)	March 28, 2016
Sanjay Chaturvedi

ITEM 15 (a) (1) and (2)

HELIOS AND MATHESON ANALYTICS INC.

The following consolidated financial statements and financial statement schedule of Helios and Matheson Analytics Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets	F-4

Consolidated Statement of Operations and Comprehensive Loss	F-5

Consolidated Statement of Stockholders’ Equity	F-6

Consolidated Statement of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8

The following consolidated financial statement schedule of Helios and Matheson Analytics Inc. is included in Item 15(c): Schedule II – Valuation and Qualifying Accounts	S-1

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Helios and Matheson Analytics Inc.

We have audited the accompanying balance sheet of Helios and Matheson Analytics, Inc. and Subsidiary, (the “Company”) as of December 31, 2015, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for the year ended December 31, 2015. Helios and Matheson Analytics, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Helios and Matheson Analytics Inc. as of December 31, 2015 , and the results of its operations and its cash flows for year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

March 28, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Helios and Matheson Analytics Inc.

We have audited the accompanying consolidated balance sheet of Helios and Matheson Analytics, Inc. and Subsidiary, (the “Company”) as of December 31, 2014, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Helios and Matheson Analytics Inc. and Subsidiary as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Mercadien, P.C., Certified Public Accountants

Mercadien, P.C., Certified Public Accountants

Hamilton, New Jersey

March 27, 2015

HELIOS AND MATHESON ANALYTICS INC.

CONSOLIDATED BALANCE SHEETS

	Year Ended December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$898,477	$1,225,518
Accounts receivable- less allowance for doubtful accounts of $42,203 at December 31, 2015, and $37,711 at December 31, 2014	1,386,155	1,082,088
Unbilled receivables	295,473	81,311
Prepaid expenses and other current assets	208,642	133,045
Prepaid expenses and other current assets - Related Party - less allowance of $344,041 at December 31, 2015, and $0 at December 31, 2014	8,948	281,745
Total current assets	2,797,695	2,803,707
Property and equipment, net	47,885	53,422
Security Deposit-Related Party- less allowance of $2,000,000 at December 31, 2015, and $0 at December 31, 2014	-	2,000,000
Deposits and other assets	93,197	52,347
Total assets	$2,938,777	$4,909,476

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,060,792	$899,926
Total current liabilities	1,060,792	899,926

Shareholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of December 31, 2015, and December 31, 2014	-	-
Common stock, $.01 par value; 30,000,000 shares authorized; 2,330,438 issued and outstanding as of December 31, 2015 and as of December 31, 2014	23,304	23,304
Paid-in capital	37,855,740	37,855,740
Accumulated other comprehensive loss - foreign currency translation	(120,712)	(99,265)
Accumulated deficit	(35,880,347)	(33,770,229)
Total shareholders' equity	1,877,985	4,009,550
Total liabilities and shareholders' equity	$2,938,777	$4,909,476

 See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2015	2014

Revenues	$9,736,541	$10,641,681
Cost of revenues	6,989,991	8,468,103
Gross profit	2,746,550	2,173,578
Operating expenses:
Selling, general and administrative	2,436,957	2,345,168
Allowance for prepaid expenses and other current assets - related party	344,041	-
Depreciation and amortization	13,015	11,129
	2,794,013	2,356,297
Loss from operations	(47,463)	(182,719)
Other income(expense):
Allowances - Security Deposit - related party	(2,000,000)	-
Interest income	8,591	13,548
Total other (expense)income	(1,991,409)	13,548
Loss before income taxes	(2,038,872)	(169,171)
Provision for income taxes	71,245	8,541
Net Loss	(2,110,117)	(177,712)
Other comprehensive loss - foreign currency adjustment	(21,447)	(22,232)
Comprehensive Loss	$(2,131,564)	$(199,944)

Basic and diluted net loss per share	$(0.91)	$(0.08)
Dividend Per share	$-	$0.08

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

					Additional	Accumulated
	Preferred Stock		Common Stock		Paid-In	Other Comp	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2013	-	$-	2,330,438	$23,304	$37,855,740	$(77,032)	$(33,406,081)	$4,395,931
Net Loss	-	-	-	-	-	-	(177,713)	(177,713)
Dividend Paid	-	-	-	-	-	-	(186,435)	(186,435)
Foreign Exchange Translation	-	-	-	-	-	(22,233)	-	(22,233)
Balance, December 31, 2014	-	$-	2,330,438	$23,304	$37,855,740	$(99,265)	$(33,770,229)	$4,009,550
Net Loss	-	-	-	-	-	-	(2,110,117)	(2,110,117)
Dividend Paid	-	-	-	-	-	-	-	-
Foreign Exchange Translation	-	-	-	-	-	(21,447)	-	(21,447)
Balance, December 31, 2015	-	$-	2,330,438	$23,304	$37,855,740	$(120,712)	$(35,880,347)	$1,877,985

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(2,110,117)	$(177,712)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation and amortization	13,015	11,129
Allowance against security deposit - related party	2,000,000	-
Allowance for prepaid receivables and other current assets - related party	344,041	-
Provision for doubtful accounts	(4,492)	10,000
Gain on sale of Fixed Asset	-	(231)
Changes in operating assets and liabilities:
Accounts receivable	(299,576)	1,055,348
Unbilled receivables	(214,162)	61,815
Prepaid expenses and other current assets	(75,597)	14,403
Prepaid expenses and other current assets - related party	(71,244)
Accounts payable and accrued expenses	160,866	(212,768)
Deposits	(40,850)	26,173
Net cash (used in)/provided by operating activities	(298,116)	788,157
Cash flows from investing activities:
Purchase of property and equipment, net	(7,478)	(14,249)
Net cash used in investing activities	(7,478)	(14,249)
Cash flows from financing activities:
Dividend Paid	-	(186,435)
Net cash used in financing activities	-	(186,435)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(21,447)	(22,233)
Net (decrease)/increase in cash and cash equivalents	(327,041)	565,240
Cash and cash equivalents at beginning of period	1,225,518	660,278
Cash and cash equivalents at end of period	$898,477	$1,225,518

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes - net of refunds	$6,770	$9,869

See accompanying notes to consolidated financial statements

HELIOS AND MATHESON ANALYTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Basis of Presentation

Helios and Matheson Analytics Inc. (“Helios and Matheson” or the “Company”) was incorporated in the state of New York in February of 1983 and became a public company in August of 1997. In October of 2009, Helios and Matheson changed its state of incorporation from New York to Delaware. The Company is headquartered in New York, New York and has offices in New York, Bangalore and Chennai, India. The Company provides a wide range of information technology (“IT”) consulting, custom application development and solutions and analytics services to Fortune 1000 companies and other large organizations. The Company supports all major computer technology platforms and supports client IT projects by using a broad range of third-party software applications. The Company now offers its clients an enhanced suite of services of predictive analytics with technology at its foundation enriched by data science.

Principles of Consolidation

The consolidated financial statements include the accounts of Helios and Matheson Analytics Inc. and its 99.99% owned subsidiary Helios and Matheson Global Services Private Limited (“HMGS”) . All material inter-company accounts and transactions have been eliminated. The Company does not account for minority interest reclassification as it is insignificant.

Reclassification

Certain amounts reported in previous years have been reclassified to conform to the fiscal 2015 presentation.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are recorded as an element of stockholder’s equity but are excluded from net income (loss). The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments.

HELIOS AND MATHESON ANALYTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation

Assets, liabilities, revenue and expenses denominated in non-U.S. currencies are translated at the rate of exchange prevailing on the date of the consolidated balance sheet. Gains (losses) on translation of the consolidated financial statements are from the Company’s subsidiary where the functional currency is not the U.S. dollar. Translation gains (losses) are reflected as a component of accumulated other comprehensive income (loss). Gains (losses) on foreign currency transactions are included in the consolidated statements of Income.

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

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2015, the Company had $898,477 of cash and cash equivalents on hand as compared to $1,225,518 of cash and cash equivalents at December 31, 2014. The company had net current assets of $ 1,736,903 and $ 1,903,781 at December 31, 2015 and 2014 respectively. The Company has zero debt as on December 31, 2015. For the year ended December 31, 2015 the Company reported net loss of $2,110,117 as compared to net loss of $177,712 for the year ended December 31, 2014. The net loss during 2015 was a result of an extra ordinary item towards reserve for Security Deposit, Other prepaid assets and Other Current Assets as explained in Note 12 of Notes to Consolidated Financial Statements. The ability of the Company to continue as a going concern is dependent on the Company achieving profitable operations in the future.

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

HELIOS AND MATHESON ANALYTICS INC.

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

Stock-Based Compensation

No non-employee equity instruments were granted in 2015 or 2014.

At December 31, 2015, the Company has a stock based compensation plan, which is described as follows:

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

The Company uses the fair value method as specified by the FASB whereby compensation cost is recognized over the remaining service period based on the grant-date fair value of those awards as calculated for pro forma disclosures as originally issued. There were no options granted by the Company for the 12 months ended December 31, 2015 and 2014. For the three and twelve months ended December 31, 2015 and December 31, 2014 the Company recorded stock based compensation expense of $0.

2. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net (loss)/income per share for the years ended December 31, 2015 and 2014

	Year Ended December 31,
	2015	2014
Numerator for basic net loss per share
Net loss	$(2,110,117)	$(177,712)
Net loss available to common stockholders	$(2,110,117)	$(177,712)

Numerator for diluted net loss per share
Net (loss)/income available to common stockholders & assumed conversion	$(2,110,117)	$(177,712)

Denominator:
Denominator for basic and diluted loss per share - weighted-average shares	2,330,438	2,330,438

Basic and diluted income per share:
Net loss per share	$(0.91)	$(0.08)

HELIOS AND MATHESON ANALYTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following:

	December 31,
	2015	2014
Equipment and leaseholds	$95,506	$88,029
Software	167,337	167,337
Furniture and fixtures	34,186	34,186
	297,029	289,552
Less accumulated depreciation and amortization	249,144	236,130
	$47,885	$53,422

Depreciation expense for the years ended December 31, 2015 and 2014 was $ 13,015 and $ 11,129, respectively.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2015	2014
Accounts payable and other accrued expenses	$545,216	$412,196
Payroll	515,576	487,730
	$1,060,792	$899,926

HELIOS AND MATHESON ANALYTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INCOME TAXES

The Company accounts for income taxes using the liability method.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred tax assets and (liabilities) consist of the following:

	December 31,
	2015	2014
Licensing revenues	$(5,000)	$(7,000)
Accounts receivable reserve	40,000	38,000
Depreciation and amortization	262,000	261,000
Investments	928,000	928,000
Other	1,135,000	200,000
Net operating losses	5,162,000	5,143,000
	7,522,000	6,563,000
Valuation allowance	(7,522,000)	(6,563,000)
	$-	$-

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

At December 31, 2015, the Company has federal net operating loss carry-forwards of approximately $14.9 million, which will begin to expire in 2020. The New Jersey net operating loss carry-forwards of approximately $1.8 million will begin to expire in 2020. The full utilization of the deferred tax assets in the future is dependent upon the Company’s ability to generate taxable income; accordingly, a valuation allowance of an equal amount has been established. During the years ended December 31, 2015 and 2014, the valuation allowance increased by approximately $959,000 and $47,000, respectively.

Significant components of the provision for income taxes are as follows:

	Year Ended December 31,
	2015	2014
Current:
Federal	$-	$-
State and local	3,674	8,541
Foreign	67,571	-
Total Current	$71,245	$8,541
Deferred:
Federal	-	-
State and local	-	-
Foreign	-	-
Total Deferred	-	-
Total	$71,245	$8,541

HELIOS AND MATHESON ANALYTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between the federal statutory rate and the effective income tax rate for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014
Federal statutory rate	34.0%	34.0%
State and local taxes net of federal tax benefit	(0.1)	(3.3)
Non-deductible expenses	(0.1)	(1.3)
Foreign Tax Expense	0.7	(10.0)
Change in valuation allowance	(38.0)	(24.5)
Total	(3.5)%	(5.1)%

As of December 31, 2015, earnings of non US subsidiaries considered to be indefinitely reinvested totaled $265,000. No provision of US income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S taxes, reduced by any foreign tax credits available. It is not practicable to estimate the amount of additional tax that might be payable on this undistributed foreign income.

6. RETIREMENT PLAN

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code for its employees. Participants can make elective contributions subject to certain limitations.

7. CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and accounts receivable. The Company maintains its cash balances on deposit with a limited number of financial institutions in amounts which may exceed federally insured limits. Historically, the Company has not experienced any related cash-in-bank losses. For the twelve months ended December 31, 2015 the Company had four clients which accounted for 90% of revenue and for the twelve months ended December 31, 2014 the Company had four clients which accounted for 88% of revenues. No other client represented greater than 10% of the Company’s revenues for such periods.

8. COMMITMENTS

The Company has the following commitment as of December 31, 2015: operating lease obligations. The Company has two operating leases for its corporate headquarters located in New York and Subsidiary located in India. As of December 31, 2015, the Company does not have any “Off Balance Sheet Arrangements”.

The Company’s contractual obligations at December 31, 2015, are comprised of the following:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating Lease Obligations
Rent (1)	226,906	166,990	59,916	-	-
Total	$226,906	$166,990	$59,916	$-	$-

(1)	The Company leases office space in New York and the Company’s Indian subsidiary leases office space in Bangalore. The lease term expires on April 30, 2017 at New York and on October 4, 2017 at Bangalore.

The Company’s Indian subsidiary also had a lease at Capital Towers in Chennai, India for its offshore development centre which expired on December 31, 2015 and has been extended on month to month basis.

The Company’s office lease is subject to escalations based on increases in real estate taxes and operating expenses, all of which are charged to rent expense. Rent expense for the years ended December 31, 2015 and 2014 was approximately $295,689 and $237,038, respectively.

HELIOS AND MATHESON ANALYTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. STOCK OPTION PLAN

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

No stock options were granted during the twelve months ended December 31, 2015. No stock options were exercisable at December 31, 2015 and at December 31, 2014. At December 31, 2015, the Company had 400,000 shares of common stock reserved in connection with the plan.

10. QUARTERLY RESULTS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2015 and 2014:

	Quarter Ended
(in thousands, except per share amounts)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$2,494	$2,413	$2,459	$2,371
Gross profit	621	608	746	772
Income from operations	55	67	(262)	93
Net (loss)/income	55	67	(2,263)	31
Net (loss)/income per share
Basic and diluted (loss)/income per share	$0.02	$0.03	$(0.97)	$0.01

	Quarter Ended
(in thousands, except per share amounts)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$2,934	$2,801	$2,510	$2,396
Gross profit	535	497	524	617
(Loss)/Income from operations	(85)	(81)	(26)	9
Net (loss)/income	(85)	(80)	(26)	13
Net (loss)/income per share
Basic and diluted (loss)/income per share	$(0.04)	$(0.03)	$(0.01)	$0.01

HELIOS AND MATHESON ANALYTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. TRANSACTIONS WITH RELATED PARTY

Helios and Matheson Information Technology Limited ( “Helios and Matheson Parent”)

In September 2010, the Company entered into, and in August 2013 entered into an amendment of a Memorandum of Understanding with Helios and Matheson Parent (the “HMIT MOU”) pursuant to which Helios and Matheson Parent has agreed to make available to the Company facilities of dedicated Off-shore Development Centers (“ODCs”) and also render services by way of support in technology, client engagement, management and operating the ODCs for the Company. The Company has furnished Helios and Matheson Parent a security deposit of $2 million, classified as a non-current asset on the balance sheet, to cover any expenses, claims or damages that Helios and Matheson Parent may incur while discharging its obligation under the HMIT MOU and also to cover the Company’s payable to Helios and Matheson Parent. The amount payable to Helios and Matheson Parent for services rendered under the HMIT MOU was $0 and $8,736 for the twelve months ended December 31, 2015 and 2014, respectively and is included as a component of cost of revenue. All payments to Helios and Matheson Parent under the MOU are made after collections are received from clients. No amount was paid to Helios and Matheson Parent for services rendered under the HMIT MOU for the twelve months ended December 31, 2015 and 2014, respectively. As of December 31, 2015, the Company has a receivable from Helios and Matheson Parent in the amount of $182,626 which represents amounts paid on behalf of Helios and Matheson Parent , which has been fully reserved for.

In August 2014, the Company entered into a Professional Service Agreement with Helios and Matheson Parent (the “HMIT PSA”), which documented ongoing services provided by Helios and Matheson Parent from February 24, 2014. Pursuant to the HMIT PSA Helios and Matheson Parent hires employees in India and provides infrastructure services for those employees to facilitate the operations of those of the Company’s clients who need offshore support for their business. For the services the Company pays the cost incurred by Helios and Matheson Parent for the employees it hires to provide the services and a fixed fee for infrastructure support. Beginning October 2014, all employees were transferred to the payroll of the Company’s subsidiary, Helios and Matheson Global Services Pvt. Ltd. (HMGS), and Helios and Matheson Parent was paid only for the infrastructure support they are providing until August 2015. Beginning September 2015, HMGS leased an office and took over infrastructure support from Helios and Matheson Parent. For the twelve months ended December 31, 2015 and 2014 the Company’s revenue from services provided with offshore support of Helios and Matheson Parent was about $2.3 million and $ 0.9 million respectively. Amounts payable to Helios and Matheson Parent for services rendered under the HMIT PSA was approximately $137,000 and $ 322,000 for the twelve months ended December 31, 2015 and 2014 respectively. The amount paid to Helios and Matheson Parent for services rendered, including prepayment of certain expenses, under the HMIT PSA for the twelve months ended December 31, 2015 and 2014 was approximately $224,000 and $321,000, respectively.

The Company determined to provide for a reserve in its September 30, 2015 financial statements and which is retained in December 31, 2015 financial statements in the amount of $2.344 million (the “Reserve Amount”) due to an uncertainty relating to the ability of Helios and Matheson Parent to (i) return the security deposit, in the amount of $2 million, held by Helios and Matheson Parent in connection with the “HMIT MOU”, and (ii) pay approximately $344,000 in reimbursable expenses, and advances relating to the Company’s operations in India and the “HMIT PSA”. The remaining receivable amount of approximately $9,000 is not reserved as the Company believes that the same can be set off against some of the IT assets transferred from Helios and Matheson Parent.

Helios and Matheson Parent ceased providing services under the HMIT MOU and HMIT PSA in Q3 2015. Further, the Company has ensured continued uninterrupted services to its clients by taking on infrastructure costs relating to lease and employees.

The decision to provide for the Reserve Amount was initially the result of factors that included, but were not limited to the cessation of services provided by Helios and Matheson Parent under the MOU and PSA in Q3 2015 and the ensuing conversations between the Company and Helios and Matheson Parent regarding payment of the Reserve Amount.

Further, on January 21, 2016, Helios and Matheson Parent became subject to a liquidation order by an Indian Court (the “Parent Liquidation Order”), resulting from creditors’ claims against Helios and Matheson Parent. On February 15, 2016, the High Court of Judicature at Madras (Civil Appellate Jurisdiction) issued an order of interim stay of the Parent Liquidation Order, providing Helios and Matheson Parent with an opportunity to work out the claims of its creditors. If Helios and Matheson Parent becomes subject to liquidation, the Company would likely not be able to collect the full Reserve Amount.

HELIOS AND MATHESON ANALYTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Jayamaruthi Software Systems Pvt. Ltd. (Subsidiary of Helios and Matheson Parent)

The Company obtained certain services from the common subsidiary under the “HMIT PSA” referred to in transaction with the Helios and Matheson Parent. The amount payable for the services rendered during the year was approximately $20,000. The amount paid during the year was approximately $16,000. The amount payable at the end of the year was approximately $4,000.

Maruthi Consulting Inc. (Subsidiary of Helios and Matheson Parent )

The Company has provided consulting services to Maruthi Consulting Inc. The amount billed for the services rendered during the period of twelve months ended on December 31, 2015 and 2014 was approximately $223,000 and $323,000 respectively. The amount received during the period of twelve months ended December 31, 2015 and 2014 was approximately $180,000 and $306,000 respectively. The amount receivable at the end of the year 2015 and 2014 was approximately $61,000 and $17,000 respectively.

The Company has also procured services from Maruthi Consulting Inc. The amount payable for the services procured during the period of twelve months ended on December 31, 2015 and 2014 was $23,000 and $0 respectively. The amount paid during the period of twelve months ended December 31, 2015 and 2014 was $21,000 and $0 respectively. The amount payable at the end of the year 2015 and 2014 was $2,000 and $0 respectively.

IonIdea Inc. (Company with a common director)

The Company entered into an agreement with IonIdea Inc. on August 1 , 2008 which was amended in July 2013, to procure infrastructure and IT support services from Ion Idea Inc. The agreement ceased to exist on September 30, 2015. The amount of services procured for the twelve months period ended December 31, 2015 and 2014 was approximately $34,000 and $45,000 respectively. The amount paid during the period of twelve months ended December 31, 2015 and 2014 was approximately $41,000 and $44,000 respectively. The amount payable at the end of the year 2015 and 2014 was $0 and approximately $7,000 respectively

HELIOS AND MATHESON ANALYTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. SUBSEQUENT EVENTS

Management completed an analysis of all subsequent events occurring after December 31, 2015, the balance sheet date, through March 28, 2016, the date on which the year-end consolidated financial statements were issued, and determined there were no disclosures necessary which have not been already disclosed elsewhere in these financial statements.

Schedule II – Valuation and Qualifying Accounts

Col. A	Col. B	Col. C			Col. D	Col. E
		Additions
		(1)	(2)
Description	Balance at Beginning of Period	Charged/(Credit) to Costs and Expenses	Charged to Other Accounts Describe		Deductions - Describe	Balances at End of Period
Reserves and allowances deducted from asset accounts:
For the year ended December 31, 2015
Allowance for doubtful accounts	$37,711	$4,492	$-		$-	$42,203
For the year ended December 31, 2014
Allowance for doubtful accounts	$28,213	$10,000	$(502)	(a)	$-	$37,711
For the year ended December 31, 2013
Allowance for doubtful accounts	$32,421	$(4,208)	$-		$-	$28,213

(a)	Uncollectible accounts charged off against specific accruals during 2014

S-1

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

3.1	Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the form 10-K, as previously filed with SEC on March 31, 2010.

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

23.1	Consent of Rosenberg Rich Baker Berman & Company.

23.2	Consent of Mercadien, P.C., Certified Public Accountants.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

† Management contract or compensation plan.