Form 10-K/A
period 2015-12-31
Helios & Matheson Analytics Inc.
filed 2016-04-29
CIK 1040792

UNITED STATES

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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A: None

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 originally filed on March 28, 2015 (the “Original Filing”) by Helios and Matheson Analytics Inc., a Delaware corporation (the “Company,” “we,” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2015.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment includes as exhibits the certifications required of our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 and the certifications under Section 906 of the Sarbanes-Oxley Act of 2002. We have included Part IV, Item 15 in this Amendment solely to reflect the filing of these exhibits with this Amendment.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

TABLE OF CONTENTS

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	[5]
ITEM 11.	EXECUTIVE COMPENSATION	[10]
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	[11]
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	[12]
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	[13]

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	[14]
SIGNATURES

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

PART III

Item 10. Directors, Executive Officers and corporate governance

Our Directors and Officers

The following table sets forth the names and ages of all of our directors and executive officers. Our officers are appointed by, and serve at the pleasure of, the Board.

Name	Age	Position
Parthasarathy (Pat) Krishnan	52	Chairman of the Board; Chief Executive Officer, President and Interim Chief Financial Officer
Namakkal Sambamurthy	60	Director (1)
Srinivas Tanikella	41	Director (2)
Pratap Singh	50	Director (3)

(1)     Audit Committee Chair

(2)     Audit Committee Member

(3)     Audit Committee Member

Parthasarathy (Pat) Krishnan has served as a director of the Company and the Chairman of the Company’s Board of Directors (“Board”) since April 1, 2016. Mr. Krishnan has also served as the President, Chief Executive Officer and Interim Chief Financial Officer (Principal Financial Officer) of the Company since April 1, 2016. Mr. Krishnan is a technology entrepreneur with a proven track record of creating value through start-up ideas and the ability to convert business problems into feasible technology road maps. Mr. Krishnan has developed solutions for clients that have contributed to the increase in revenue, while helping them reduce operational costs. Mr. Krishnan’s expertise includes Cyber Security, Continuous Authentication, Image Processing using Cellular Automata & Symbolic Computing, Big Data Analytics (Hadoop), Low Latency Computing, Cloud Computing, Product Architecture & Development, Market Analysis, Solution Delivery, team building and mentoring.

From May 2013 to March 2016, Mr. Krishnan was the Chief Technology Officer and Co-Founder of Ciberoc Corporation. Ciberoc Corporation addresses Cyber Physical security needs using biometric authentication coupled with multifactor authentication for cloud infrastructure enterprises and financial vertical. Mr. Krishnan architected solutions, mentored teams and interfaced with customers during his tenure. Mr. Krishnan has co-authored and presented papers in IEEE conferences on Voice biometrics and speaker recognition. Mr. Krishnan also has six patents to his credit in Data Security.

From February 2006 to April 2013, Mr. Krishnan was the Chief Technology Officer of Helios and Matheson Information Technology Ltd., the Company’s controlling stockholder, spearheading the establishment of the managed services practice for financial clients and providing strategic direction and positioning the analytics practice.

      Mr. Krishnan brings to the Company’s Board valuable innovation and insight into organizational and operational issues as well as experience in managing global information technology companies, which led us to conclude that he should serve as a director.

Namakkal Sambamurthy has served as a director of the Company since April 1, 2016. Mr. Sambamurthy is a long-time Silicon Valley entrepreneur, with expertise in product and business development for context-aware continuous computing, cyber physical security with continuous authentication, infrastructure protection, internet of things and cloud computing. Mr. Sambamurthy set up a technology incubator called NSS Lab Works in April, 2010, where he builds software and hardware products for enterprises. Mr. Sambamurthy has been an advisor for several startups with a focus on social media, high performance computing, and VVLDB big data analytics. He holds 14 patents in the fields of data security, data stream processing, and Ethernet data communications. Mr. Sambamurthy’s expertise also includes: marketing and business strategy, product development, low latency computer platforms, data security and information technology, cloud computing, image processing, and biometrics.

Mr. Sambamurthy brings to the Company’s Board valuable entrepreneurial, management, sales and technology experience, which led us to conclude that he should serve as a director.

Srinivas Tanikella has served as a director of the Company since April 1, 2016. Mr. Tanikella joined SMART Modular Technologies in 2003 and currently holds the position of Global Director – IT applications, where he is responsible for managing SMART’s global instances of ERP, BI, SCM, MES, B2B and related applications. Mr. Tanikella has led various global deployments, upgrades and rollouts of ERP and Business Intelligence software, including System merger during acquisitions and separation during divestitures. Mr. Tanikella is a global expert in SAP Technologies and is part of a select “SAP Mentors” group selected by SAP. Mr. Tanikella served as the Chair of Americas’ SAP Users’ Group (ASUG) Development, Integration Technologies and E-business SIG from 2006 to 2013, and is a regular speaker at various IT conferences.

Prior to 2003, Mr. Tanikella worked as a Consultant at FedEx Services, where he designed, developed and implemented one of the first global shipping solutions that seamlessly integrate SAP with multi-carriers such as FedEx, UPS, DHL etc. This solution was implemented at other leading companies such as Bayer Pharmaceuticals, Tennant Company, Philips Medical, Samsung Electronics among others. From 1997 to 2000, Mr.Tanikella worked in the Asia Pacific region delivering IT solutions for various high tech and Pharmaceutical companies such as Dr.Reddy’s Labs, Siemens Info Systems, United Test and Assembly center and other global companies.

Mr. Tanikella holds a Bachelor of Science degree in Mechanical Engineering from Osmania University, Hyderabad and an MBA in Marketing from the University of Pune.

Mr. Tanikella brings to the Company’s Board more than 18 years of business and IT domain experience, as well as experience in leading IT products and services companies towards successful growth, which led us to conclude that he should serve as a director.

Prahtap Singh has served as a director of the Company since April 1, 2016. Mr. Singh is a management consultant. During his 28 years of overall professional experience, he has consulted for a number of companies in diversified sectors including, IT, real estate, fast moving consumer goods, and M&A.

Multi-faceted and multi-linguistic, Mr. Singh possesses excellent verbal and written communication skills. In handling both Indian and US operations, Mr. Singh travels extensively between the U.S. and India; and has been spending 6 months in the US and 6 months in India every year for the past several years. In doing so, Mr. Singh has gained broad experience in public relations, liaising and lobbying with the US and Indian governments, gaining a deep understanding of the respective political systems, and building extensive connections with government agencies, the Judiciary, and bureaucracy in both governments, as well as with the corporate world and capital markets such as the NYSE, NASDAQ & BSE. He has also served as General Secretary & Chairman of the Press Committee for a national political party in India. In addition, Mr. Singh has led bilateral trade delegations in his capacity as the International Business & Economic Development Coordinator for US City & County Governments, and also as Vice President for the Asian Indian Chamber of Commerce, USA. These delegations have served as a business and economic development catalyst between India and the US.

Mr. Singh holds several other distinctions as well, including being a business partner for LG CNS, a $140 billion South Korean conglomerate, a consulting Marketing Director managing M&A’s for the law firm SHARMA & YAKSHI ASSOCIATES LLC, in Atlanta, Georgia, and a business advisor for state government-owned financial institutions and industry bodies such as KSFC & KASSIA in India. He is a former international baseball player and a life patron of ISKCON, Krsna.

Mr. Singh brings to the Company’s Board valuable insight into management issues as well as extensive experience in public relations and business development in U.S. and India, which led us to the conclusion that he should serve as a director.

Understandings and Family Relationships

No family relationship exists among any of the directors or executive officers. No arrangement or understanding exists between any director and any other person pursuant to which a director was selected as a director of the Company. No arrangement or understanding exists between any executive officer and any other person pursuant to which an executive officer was selected as an executive officer of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and certain beneficial owners of the Company's equity securities (the “Section 16 Reporting Persons”) to file with the SEC reports regarding their ownership and changes in ownership of the Company’s equity securities. Based on a review of Forms 3, 4 and 5 and any amendments thereto, we believe that each of our executive officers and directors reported on a timely basis all transactions required to be reported by Section 16(a) during fiscal year 2015, except for Sanjay Chaturvedi who had one late filing for his Form 3.

Board of Directors Meetings and Committees

During the year ended December 31, 2015, the Board of Directors met seven times. The Board of Directors had an Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee in 2015. During 2015, the Audit Committee held six meetings, the Nominating and Corporate Governance Committee held one meeting and the Compensation Committee held one meeting. Each of the committees of the Board of Directors acted pursuant to a separate written charter adopted by the Board of Directors. During 2015, each director, except for Kishan Grama Ananthram, attended at least 75% of the aggregate number of meetings of the Board of Directors and committees on which such directors served. During 2015, Mr. Ananthram attended 69% of the aggregate number of meetings of the Board of Directors and committees on which he served. The Board currently has one committee, i.e., the Audit Committee.

The previous directors, Srinivasaiyer Jambunathan, Kishan Grama Ananthram and Divya Ramachandran resigned on March 31, 2016 and Viraj Patel resigned on April 1, 2016, with Messrs. Krishnan, Sambamurthy, Tanikella and Singh elected as new directors and Mr. Krishnan elected as the Chairman of the Board on April 1, 2016. It is anticipated that each current member of the Board of Directors will attend the Company’s 2016 Annual Meeting of Stockholders. At the Company’s 2015 Annual Meeting of Stockholders, all four directors were in attendance. The Company does not have a formal policy with respect to directors’ attendance at the Annual Meeting of Stockholders.

Board Leadership Structure and Role in Risk Oversight

In accordance with the Company’s Bylaws, the Board of Directors elects the Company’s Chairman and Chief Executive Officer. Each of these positions may be held by the same person or may be held by different people.

The Company is exposed to a number of risks that are inherent with every business. Such risks include, but are not limited to, financial and economic risks and legal and regulatory risks. While management is responsible for the day-to-day management of these risks, the Board of Directors, as a whole and through its committees, is responsible for the oversight of risk management. The Board of Directors is responsible for evaluating the adequacy of risk management processes and determining whether such processes are being implemented by management. The Board of Directors has delegated to the Audit Committee the primary role in carrying out risk oversight responsibilities. The Audit Committee’s Charter provides that it will discuss significant risks or exposures and assess the steps management has taken to minimize such risks to the Company. The Board of Directors may also delegate to other committees the oversight of risks within their areas of responsibility and expertise.

Independent Directors

Upon consideration of the criteria and requirements regarding director independence set forth in NASDAQ Rule 5605, the Board of Directors has determined that the following three directors, Messrs. Sambamurthy, Tanikella and Singh, meet NASDAQ’s independence standards.

Audit Committee

Audit Committee. The Audit Committee is authorized to engage the Company’s independent auditors and review with such auditors (i) the scope and timing of their audit services and any other services they are asked to perform, (ii) their report on the Company’s financial statements following completion of their audit and (iii) the Company’s policies and procedures with respect to internal accounting and financial controls. In addition, pursuant to NASDAQ Rules, the Company must have an Audit Committee composed of at least three members, each of whom must satisfy specified independence and qualification criteria. Currently, the Audit Committee is comprised of Messrs. Sambamurthy (Chairman), Tanikella and Singh. The Board has determined that Mr. Sambamurthy qualifies as an “audit committee financial expert.” The Board has determined that each of the members of the Audit Committee is independent (as independence is defined in NASDAQ Rule 5605(a)(2) and in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended). During the year ended December 31, 2015, the Audit Committee held six meetings. The Audit Committee Charter is posted at the Company’s website, www.hmny.com, under “who we are”. Any person may obtain a copy of the Audit Committee Charter without charge by calling 212-979-8228 or by writing to Helios and Matheson Analytics Inc., Empire State Building, 350 Fifth Avenue, Suite 7520, New York, NY 10118, Attention Mr. Satish Holla, Secretary.

Compensation Committee

Compensation Committee. The Compensation Committee was authorized and empowered to approve appointments and promotions of executive officers of the Company and fix salaries for such officers, provided that all actions of the Compensation Committee must be ratified by the full Board of Directors within three months of the subject action. The Compensation Committee was also authorized to administer the Company’s 2015 Equity Incentive Plan. During the year ended December 31, 2015, the Compensation Committee was comprised of Messrs. Ananthram (Chairman), Jambunathan and Ms. Ramachandran. The Board of Directors had determined that Mr. Ananthram and Mr. Jambunathan were independent members of the Compensation Committee (as independence is defined in NASDAQ Rule 5605(a)(2)). The Compensation Committee met once during the year ended December 31, 2015. The Compensation Committee may delegate its authority to subcommittees or the Chairman of the Compensation Committee when it deems it appropriate and in the best interests of the Company. The Board disbanded the Compensation Committee and revoked the committee charter as of April 1, 2016, and assumed the responsibilities of this former Committee.

Nominating and Corporate Governance Committee

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee was authorized to nominate candidates to the Board of Directors. During the year ended December 31, 2015, the Nominating and Corporate Governance Committee was comprised of Messrs. Jambunathan and Ananthram and Ms. Ramachandran. The Board of Directors had determined that, with the exception of Ms. Ramachandran, the members of the Nominating and Corporate Governance Committee were independent (as independence is defined in NASDAQ Rule 5605(a)(2)). The Nominating and Corporate Governance Committee met one time during the year ended December 31, 2015. The Board disbanded the Nominating and Corporate Governance Committee and revoked the committee charter as of April 1, 2016, and assumed the responsibilities of this former Committee.

Director Nomination Process

The Board disbanded the Nominating and Corporate Governance Committee as of April 1, 2016, and assumed the responsibilities of this former Committee in the director nomination process. Except the above, as of the date of this Amendment, there have been no material changes to the procedures by which security holders may recommend nominees to our Board (previously, the Nominating and Corporate Governance Committee) as described in the Company’s Definitive Proxy Statement filed with the SEC on April 27, 2015 (the “2015 Proxy Statement”).

Other Committees

The Board of Directors may establish additional standing or ad hoc committees from time to time.

Stockholder Communications with the Board

Stockholders may communicate with the Board of Directors by written correspondence. Correspondence from the Company’s stockholders to the Board of Directors or any individual directors or officers should be sent to the Company’s Secretary. Correspondence addressed to either the Board of Directors as a body, or to any director individually, will be forwarded by the Company’s Secretary to the Chairman of the Board of Directors or to the individual director, as applicable. The Company’s Secretary will regularly provide to the Board of Directors a summary of all stockholder correspondence that the Secretary receives. This process has been approved by the Company’s Board of Directors.

All correspondence should be sent to Helios and Matheson Analytics Inc., Empire State Building, 350 Fifth Avenue, Suite 7520, New York, NY 10118, Attention: Mr. Satish Holla, Secretary. The Secretary will screen all communications for product inquiries, new product suggestions, resumes, job inquiries, surveys, business solicitations and advertisements, as well as unduly hostile, threatening, illegal, unsuitable, frivolous, patently offensive or otherwise inappropriate material before forwarding the correspondence to the Board.

Compensation Committee Interlocks and Insider Participation

As noted above, for the year ended December 31, 2015, the Compensation Committee was comprised of Messrs. Ananthram (Committee Chairman), Jambunathan and Ms. Ramachandran. Since May 2010, Ms. Ramanchandran had been the President and Chief Executive Officer of the Company. None of the other members of the Compensation Committee for the year of 2015 had ever been an officer or employee of the Company.

Kishan Grama Ananthram, a member of the Company’s Board of Directors for the year of 2015, is the Chief Executive Officer of IonIdea and Mr. Ananthram and his spouse own all of the outstanding capital stock of IonIdea. The Company used professional services and equipment provided by IonIdea. For additional information, please see “Certain Relationships and Related Transactions”.

Code of Business Conduct and Ethics

The Board has adopted a code of ethics designed, in part, to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with or submits to the Securities and Exchange Commission and in the Company’s other public communications, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations of the code to an appropriate person or persons, as identified in the code, and accountability for adherence to the code. The code of ethics applies to all directors, executive officers and employees of the Company. The Company will provide a copy of the code to any person without charge, upon request to Ms. Jeannie Lovastik, Human Resources Generalist by calling (212) 979-8228 or by writing to Helios and Matheson Analytics Inc., Empire State Building, 350 Fifth Avenue, Suite 7520, New York, NY 10118, Attention: Ms. Jeannie Lovastik.

The Company intends to disclose any amendments to or waivers of its code of ethics as it applies to directors or executive officers by filing them on Form 8-Ks.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table for 2015 and 2014

The following table sets forth certain information regarding all compensation awarded to, earned by or paid to our principal executive officer (the “named executive officer”) for services rendered in all capacities during the years ended December 31, 2015 and 2014. During the last two fiscal years, no one other than the named executive officer received compensation in an amount in excess of $100,000.

Summary Compensation table
Name and Principal position	Year	Salary	Options Awards	Performance Bonus	All Other Compensation (1)	Total

Divya Ramachandran	2015	250,000	-	-	84,400	334,400
President and Chief Executive Officer	2014	250,000	-	-	75,600	325,600

(1)	All Other Compensation is comprised of monthly rent reimbursed to Ms. Ramachandran during the period.

Option Exercises for 2015

No options were exercised by the named executive officer of the Company during 2015.

Outstanding Equity Awards at 2015 Fiscal Year End

The named executive officer did not hold equity compensation awards as of December 31, 2015.

Employment Agreements

There are no employment agreements with the Company’s named executive officer.

Director Compensation

The following table sets forth certain information regarding compensation for services rendered by the Company’s directors during the fiscal year ended December 31, 2015. During the fiscal year ended December 31, 2015, there were no equity awards granted to directors.

Name	Fees Earned or Paid in cash (a)
Srinivasaiyer Jambunathan	$30,000
Kishan Grama Ananthram	$30,000
Viraj Patel	$30,000
Divya Ramachandran	$-

(a) Non-employee directors received non-employee directors’ compensation of $7,500 per quarter during 2015. Each director is reimbursed for travel and other reasonable expenses incurred as related to the business of the Company.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of common stock beneficially owned as of April 18, 2016 by each person known by the Company to own beneficially more than 5% of the common stock or to be a director or executive officer of the Company. Except Mr. Krishnan, none of the Company’s directors or executive officers own shares of the Company’s common stock or have the right to acquire shares of the Company’s common stock. As of April 18, 2016, 2,330,438 shares of the Company’s common stock were outstanding. Unless otherwise indicated in the table below, the address of each stockholder is c/o Helios and Matheson Analytics Inc., Empire State Building, 350 Fifth Avenue, Suite # 7520, New York, New York 10118.

	Common stock beneficially owned(1)
Name	Number of Shares		Percentage of Ownership
5% Beneficial Owners
Helios and Matheson Information Technology Ltd	1,743,040	(2)	74.80%
Navneet Chugh S	230,000	(3)	9.9%

Directors and Executive Officers
Parthasarathy (Pat) Krishnan	38,312		1.6%
All Directors and Executive Officers as a Group	38,312		1.6%

(1)

As used in the tables above, “beneficial ownership” means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is deemed to have a “beneficial ownership” of any security that such person has a right to acquire within 60 days of April 18, 2016. Any security that any person named above has the right to acquire within 60 days is deemed to be outstanding for purposes of calculating the ownership of such person but is not deemed to be outstanding for purposes of calculating the ownership percentage of any other person. Unless otherwise noted, the Company believes each person listed has the sole power to vote, or direct the voting of, and power to dispose, or direct the disposition of, all such shares. The table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission.

(2)	Helios and Matheson Information Technology Ltd.’s principal executive offices are located at # 9, South Boag Road, T Nagar, Chennai 600 017, India.

(3)	Address of Navneet Chugh is 15925 Carmenita Road, Cerritos CA 90703 – 2206.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

Transaction with IonIdea Inc.

Effective August 1, 2013, the Company renewed a Statement Of Work dated August 1, 2012 (expired on July 31, 2013) with IonIdea, Inc. to provide certain professional services, workstation facilities and communication equipment to the Company and its wholly-owned subsidiary Helios and Matheson Global Services Private Limited. The Statement of Work commenced on August 1, 2008, and continued through July 31, 2014 and thereafter renewed automatically for one year unless terminated by either party in accordance with the provisions of the original agreement. Prior to September 4, 2008, the Company had been using the same professional services, workstation facilities and communication equipment from IonIdea without a contract since July 1, 2007. Kishan Grama Ananthram, a member of the Company’s Board of Directors for the year of 2015, is the Chief Executive Officer of IonIdea and Mr. Ananthram and his spouse own all of the outstanding capital stock of IonIdea. The total amount paid to IonIdea is based upon the number of Company employees using workstation facilities and communication equipment. From January 1, 2014 through December 31, 2014 and January 1, 2015 through the date of this Amendment, the amounts paid to IonIdea were $44,350 and $41,486 respectively.

Transactions with Helios and Matheson Information Technology Limited ( “Helios and Matheson Parent”)

The information required herein is incorporated by reference to the Original Filing under “Matters Pertaining to Helios and Matheson Parent” under Item 7 of PART II.

Review, Approval or Ratification of Transactions with Related Persons

Our Board of Directors has not adopted specific policies or guidelines relating to the approval of related party transactions. In approving transactions with directors and officers, our Board of Directors follows Section 144 of the Delaware General Corporation Law. Section 144 requires the following:

(1) The material facts as to the director’s or officer’s relationship or interest and as to the contract or transaction are disclosed or are known to the board of directors or the committee, and the board or committee in good faith authorizes the contract or transaction by the affirmative votes of a majority of the disinterested directors, even though the disinterested directors be less than a quorum; or

(2) The material facts as to the director’s or officer’s relationship or interest and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

(3) The contract or transaction is fair as to the corporation as of the time it is authorized, approved or ratified, by the board of directors, a committee or the stockholders.

In approving the transactions disclosed under “Transactions with Related Persons, Promoters and Certain Control Persons” above, the disinterested members of the Board determined that the consideration to be paid for the services and equipment provided by the related person was comparable to the consideration that would have been paid to an independent party for similar services and equipment and was, therefore, fair to the Company.

In approving transactions with other related parties, our Board of Directors acts in accordance with their fiduciary duties as directors.

Interests of Certain Persons in Matters To Be Acted Upon

As the holder of approximately 75% of the Company’s outstanding voting securities, Helios and Matheson Information Technology Ltd. will have significant influence on matters requiring stockholder approval, and will control matters which require only majority stockholder approval.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the years ended December 31, 2015 and 2014, the aggregate fees paid to the Company’s principal accountant (the “Principal Accountant”) for the audit of the Company’s financial statements for each of such years and the reviews of Company’s interim financial statements during each of such years were $70,000 and 90,000, respectively.

Audit-Related Fees

For the years ended December 31, 2015 and 2014, there were no fees paid to the Principal Accountant for audit-related services.

Tax Fees

During the years ended December 31, 2015 and 2014, there were no fees paid to the Principal Accountant for tax advice and tax planning services.

All Other Fees

During the years ended December 31, 2015 and 2014, there were no fees paid to the Principal Accountant for professional services other than audit and tax services.

Audit Committee Policies and Procedures

The Audit Committee reviews the independence of the Company’s auditors on an annual basis and has determined that the Principal Accountant is independent. In addition, the Audit Committee pre-approves all fees and work which is performed by the Company’s independent auditor, including the above services and fees.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits:

Exhibit No.	Ref. No. Description

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Filed herewith.
	**	In accordance with Item 601(b)(32)(ii) of Regulation S-K, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed to be “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2016

HELIOS AND MATHESON ANALYTICS INC.

By:	/s/ Parthasarathy Krishnan
Parthasarathy Krishnan
President, Chief Executive (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer)