Form 10-Q
period 2016-03-31
Helios & Matheson Analytics Inc.
filed 2016-05-16
CIK 1040792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2016

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

As of May 16, 2016, there were 2,330,438 shares of common stock, with $.01 par value per share, outstanding.

HELIOS AND MATHESON ANALYTICS INC.

Part I. Financial Information

Item 1. Financial Statements

HELIOS AND MATHESON ANALYTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$1,096,428	$898,477
Accounts receivable- less allowance for doubtful accounts of $29,853 at March 31, 2016, and $42,203 at December 31, 2015	1,181,029	1,386,155
Unbilled receivables	98,464	295,473
Prepaid expenses and other current assets	162,939	208,642
Prepaid expenses and other current assets - Related Party - less allowance of $344,041 at March 31, 2016, and December 31, 2015	8,948	8,948
Total current assets	2,547,808	2,797,695
Property and equipment, net	46,244	47,885
Security Deposit-Related Party- less allowance of $2,000,000 at March 31, 2016 and December 31, 2015	-	-
Deposits and other assets	155,356	93,197
Total assets	$2,749,408	$2,938,777

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,021,282	$1,060,792
Total current liabilities	1,021,282	1,060,792
Commitments and Contingencies	-	-
Shareholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2016, and December 31, 2015	-	-
Common stock, $.01 par value; 30,000,000 shares authorized; 2,330,438 issued and outstanding as of March 31, 2016 and December 31, 2015	23,304	23,304
Paid-in capital	37,855,740	37,855,740
Accumulated other comprehensive loss - foreign currency translation	(120,156)	(120,712)
Accumulated deficit	(36,030,762)	(35,880,347)
Total shareholders' equity	1,728,126	1,877,985
Total liabilities and shareholders' equity	$2,749,408	$2,938,777

See accompanying notes to condensed consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

	Three Months Ended
	March 31,
	2016	2015
	(unaudited)	(unaudited)

Revenues	$2,029,444	$2,493,512
Cost of revenues	1,454,948	1,872,261
Gross profit	574,496	621,251
Operating expenses:
Selling, general & administrative	719,602	562,913
Depreciation & amortization	3,314	3,065
	722,916	565,978
(Loss)/income from operations	(148,420)	55,273
Other income:
Interest income-net	1,006	2,817
	1,006	2,817
(Loss)/income before income taxes	(147,414)	58,090
Provision for income taxes	3,000	3,000
Net (loss)/income	(150,414)	55,090
Other comprehensive income - foreign currency adjustment	556	(3,930)
Comprehensive income/(loss)	$(149,858)	$51,160

Net income/(loss) per share
Basic & diluted	$(0.06)	$0.02
Dividend per share	$-	$-

See accompanying notes to condensed consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net (loss)/income	$(150,414)	$55,090
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and amortization	3,314	3,065
Provision for doubtful accounts	12,350	(10,858)
Changes in operating assets and liabilities:
Accounts receivable	192,776	(477,064)
Unbilled receivables	197,009	36,159
Prepaid expenses and other current assets	45,703	(27,643)
Accounts payable and accrued expenses	(39,511)	89,839
Deposits	(62,159)	-
Net cash (used in)/provided by operating activities	199,068	(331,412)
Cash flows from investing activities:
Purchase of property and equipment, net	(1,673)	-
Net cash used in investing activities	(1,673)	-
Effect of foreign currency exchange rate changes on cash and cash equivalents	556	(3,930)
Net increase/(decrease) in cash and cash equivalents	197,951	(335,342)
Cash and cash equivalents at beginning of period	898,477	1,225,518
Cash and cash equivalents at end of period	$1,096,428	$890,176

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$1,263	$971

See accompanying notes to condensed consolidated financial statements

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1)    GENERAL:

These condensed consolidated financial statements should be read in conjunction with the financial statements contained in Helios and Matheson Analytics Inc.’s (“Helios and Matheson” or the “Company”) Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) and the accompanying consolidated financial statements and related notes thereto. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the Company's Form 10-K for the year ended December 31, 2015.

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

3)    INTERIM FINANCIAL STATEMENTS:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 2016, the consolidated results of operations, and cash flows for the three months ended March 31, 2016 and 2015.

The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these financial statements pursuant to the SEC’s rules and regulations. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Form 10-K filed by the Company for the year ended December 31, 2015.

For the three months ended March 31, 2016, the Company reported a net loss of approximately $150,000 and for the three months ended March 31, 2015, the Company reported net income of approximately $55,000. The Company continues to focus on revenue growth by seeking to expand its client base and by providing a Flexible Delivery Model to clients, which allows for dynamically configurable “right shoring” of service delivery based on client needs. The Company also keeps a tight rein on discretionary expenditures and SG&A to enhance its competitiveness.

In management's opinion, cash flows from operations combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months.

4)    STOCK BASED COMPENSATION:

The Company has a stock based compensation plan, which is described as follows:

On March 3, 2014, the Board of Directors terminated the Company’s 1997 Stock Option and Award Plan and approved and adopted the Helios and Matheson Analytics Inc. 2014 Equity Incentive Plan (the “2014 Plan”) which the Company’s stockholders approved at the annual stockholders meeting on May 5, 2014. There were no shares outstanding under the 1997 Stock Option and Award Plan. The 2014 Plan sets aside and reserves 400,000 shares of the Company’s common stock for grant and issuance in accordance with its terms and conditions. Persons eligible to receive awards from the 2014 Plan include employees (including officers and directors) of the Company and its affiliates, consultants who provide significant services to the Company or its affiliates, and directors who are not employees of the Company or its affiliates (the “Participants”). The 2014 Plan permits the Company to issue to Participants qualified and/or non-qualified options to purchase the Company’s common stock, restricted common stock, performance units, and performance shares. The 2014 Plan will terminate on March 3, 2024. The Company’s Board of Directors is responsible for administration of the 2014 Plan and has the sole discretion to determine which Participants will be granted awards and the terms and conditions of the awards granted. Through the date of filing of this Form 10-Q, no awards have been granted under the 2014 Plan.

5)    NET INCOME/(LOSS) PER SHARE:

The following table sets forth the computation of basic and diluted net income/(loss) per share for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Numerator for basic net income/(loss) per share

Net income/(loss) available to common stockholders	$(150,414)	$55,090

Numerator for diluted net income/(loss) per share
Net income/(loss) available to common stockholders & assumed conversion	$(150,414)	$55,090

Denominator:
Denominator for basic and diluted income/(loss) per share - weighted-average shares	2,330,438	2,330,438

Basic and diluted income/(loss) per share:
Net income/(loss) per share	$(0.06)	$0.02

6)    CONCENTRATION OF CREDIT RISK:

The revenues of the Company’s top four customers represented approximately 94% of the revenue earned for the three months ended March 31, 2016. The revenues of the Company’s top three customers represented approximately 91.42% of revenues for the three months ended March 31, 2015. No other customer represented greater than 10% of the Company’s revenues for such periods. The Company continues its effort to broaden its customer base in order to mitigate this risk.

7)    COMMITMENTS:

The Company’s commitments at March 31, 2016, are comprised of the following:

Contractual Obligations	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating Lease Obligations
Rent (1)	186,148	166,990	19,157	-	-
Total	$186,148	$166,990	$19,157	$-	$-

(1)

The Company leases office space in New York and the Company’s Indian subsidiary leases office space in Bangalore. The lease term expires on April 30, 2017 at New York and on October 4, 2017 at Bangalore.

The Company’s Indian subsidiary also had a lease at Capital Towers in Chennai, India for its offshore development center which expired on December 31, 2015 and has been extended on a month to month basis.

The Company’s office lease is subject to escalations based on increases in real estate taxes and operating expenses, all of which are charged to rent expense. Rent expense for the three months ended March 31, 2016 and 2015 was approximately $90,900 and $59,200, respectively.

As of March 31, 2016, the Company does not have any “Off Balance Sheet Arrangements”.

8)    PROVISION FOR INCOME TAXES

The provision for income taxes as reflected in the consolidated statement of operations and comprehensive income/(loss) varies from the expected statutory rate primarily due to a provision for minimum state taxes and the recording of adjustments to the valuation allowance against deferred tax assets. Internal Revenue Code Section 382 (the “Code”) places a limitation on the utilization of Federal net operating loss and other credit carry-forwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percent change in ownership occurs. During 2006, Helios and Matheson Information Technology Ltd. (“Helios and Matheson Parent”) acquired a greater than 50 percent ownership of the Company. Accordingly, the actual utilization of the net operating loss carry-forwards for tax purposes are limited annually under the Code to a percentage (currently about four and a half percent) of the fair market value of the Company at the date of this ownership change. The Company maintains a valuation allowance against additional deferred tax assets arising from net operating loss carry-forwards since, in the opinion of management; it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

9)    TRANSACTIONS WITH RELATED PARTIES

The Company did not have any transactions with related parties during the three months ended March 31, 2016.

10)   SUBSEQUENT EVENTS

Termination of Contract by a Client

One of the Company’s clients has issued a notice to terminate the arrangement for use of the Offshore Development Center (ODC) provided by the Company as of May 15, 2016. This may adversely impact the Company’s revenue and margins going forward in the near term. However the Company’s subsidiary has successfully managed transition of the ODC together with all the employees working in the ODC to another company, thus ensuring that no additional expenses are incurred by the Company with respect to the ODC. For the three months ended March 31, 2016 and 2015, revenue related to this contract was approximately $613,000 and $ 578,000. For the full-year 2015 and 2014 the total revenue generated from this client was approximately $ 2.3 million and approximately $900,000 respectively. Management has plans to pursue other business opportunities to increase its revenue base but there can be no assurances that the Company will be able find other clients to make up for the annual revenue shortfall a result of the termination of this relationship.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 throughout and in particular in the discussion at Item 2 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These are statements regarding financial and operating performance results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks, including those discussed in the risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 which have been incorporated into this report by reference, could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:

●	our capital requirements and whether or not we will be able to raise capital when we need it;

●	our ability to retain our existing clients and expand our client engagements;

●	changes in local, state or federal regulations that will adversely affect our business;

●	our ability to sell our products and services;

●	whether we will continue to receive the services of certain officers and directors;

●	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and

●	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

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

For the three months ended March 31, 2016, approximately 93.2% of the Company's consulting service revenues were generated from clients under time and materials engagements, as compared to approximately 93.4% for the three months ended March 31, 2015, with the remaining revenue generated under fixed-price engagements and recruitment process outsourcing (RPO). The Company has established standard-billing guidelines for consulting services based on the type of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and material services on a weekly and monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting service revenues generated under time and material engagements are recognized as those services are provided. Revenues earned from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.

The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. For the three months ended March 31, 2016 and 2015, gross margin was 28.3% and 24.9%, respectively.

The Company actively manages its personnel utilization rates by monitoring project requirements and timetables. The Company’s utilization rate for the three months ended March 31, 2016 was approximately 96%, as compared to 96% for the three months ended March 31, 2015. As projects are completed, consultants are either re-deployed to new projects at the current client site, re-deployed or re-assigned to new projects at another client site, or are encouraged to participate in the Company’s training programs in order to expand their technical skill sets.

One of the Company’s clients has issued a notice to terminate the arrangement for use of the Offshore Development Center (ODC) provided by the Company as of May 15, 2016. This may adversely impact the Company’s revenue and margins going forward in the near term. However the Company’s subsidiary has successfully managed transition of the ODC together with all the employees working in the ODC to another company, thus ensuring that no additional expenses are incurred by the Company with respect to the ODC. For the three months ended March 31, 2016 and 2015, revenue related to this contract was approximately $613,000 and $ 578,000. For the full-year 2015 and 2014 the total revenue generated from this client was approximately $ 2.3 million and approximately $900,000 respectively. Management has plans to pursue other business opportunities to increase its revenue base but there can be no assurances that the Company will be able find other clients to make up for the annual revenue shortfall a result of the termination of this relationship.

Investments by Helios and Matheson Parent

On March 30, 2006, Helios and Matheson Parent, an IT services organization with its corporate headquarters in Chennai, India, purchased 409,879 shares of the Company’s common stock from Mr. Shmuel BenTov, the Company’s former Chairman, Chief Executive Officer and President and his family members, which represented approximately 43% of the Company’s outstanding common stock. In 2006, 2007, 2008, 2009 and 2010 Helios and Matheson Parent purchased additional shares of the Company’s common stock. Helios and Matheson Parent beneficially owns 1,743,040 shares of common stock, representing approximately 75% of the shares of the common stock currently outstanding. Helios and Matheson Parent is a publicly listed company on three stock exchanges in India, the National Stock Exchange (NSE), the Stock Exchange, Mumbai (BSE) and the Madras Stock Exchange (MSE).

Critical Accounting Policies

The methods, of estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results the Company’s reports in its consolidated financial statements. The Company evaluates its estimates and judgments on an on-going basis. Estimates are based on historical experience and on assumptions that the Company believes to be reasonable under the circumstances. The Company’s experience and assumptions form the basis for its judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what is anticipated and different assumptions or estimates about the future could change reported results. The Company believes the following accounting policies are the most critical to it, in that they are important to the portrayal of its financial statements and they require the most difficult, subjective or complex judgments in the preparation of the consolidated financial statements.

Revenue Recognition

Consulting service revenues are recognized as services are provided. The Company primarily provides consulting services under time and material contracts, whereby revenue is recognized as hours and costs are incurred. Customers for consulting revenues are billed on a weekly, semi-monthly, or monthly basis. Revenues derived from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs. Any anticipated contract losses are estimated and accrued at the time they become known and estimable. Revenues from RPO services are recorded when the service is performed. Unbilled accounts receivable represents amounts recognized as revenue, based on services performed in advance of customer billings. Revenue from sales of software licenses is recognized upon delivery of the software to a customer because future obligations associated with such revenue are insignificant.

Allowance for Doubtful Accounts

The Company monitors its accounts receivable balances on a monthly basis to ensure that they are collectible. On a quarterly basis, the Company uses its historical experience to accurately determine its accounts receivable reserve. The Company’s allowance for doubtful accounts is an estimate based on specific customer accounts as well as general reserves. The Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations. In these cases, management uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer, against amounts due, to reduce the receivable to the amount that is expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved. The Company also establishes a general reserve for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, the Company’s estimate, of the recoverability of amounts due the Company, could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that gave rise to the change became known.

Valuation of Deferred Tax Assets

Deferred tax assets are reduced by a valuation allowance when, in the opinion of the Company, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assesses the recoverability of deferred tax assets at least annually based upon the Company’s ability to generate, sufficient, future taxable income and the availability of effective tax planning strategies.

Results of Operations

The following table sets forth the percentage of revenues of certain items included in the Company’s Statements of Operations:

	Three Months Ended
	March 31,
	2016	2015
Revenues	100.0%	100.0%
Cost of revenues	71.7%	75.1%
Gross profit	28.3%	24.9%
Operating expenses
Operating expenses	35.6%	22.7%
(Loss)/Income from operations	(7.3)%	2.2%
Other Income/(expense)	0.0%	0.1%
Provision for Income Tax	0.1%	0.1%
Net (Loss)/Income	(7.4)%	2.2%

Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015

Revenues. Revenues for the three months ended March 31, 2016 were approximately $2.0 million as compared to approximately $2.5 million for the three months ended March 31, 2015. The decrease was primarily attributable to a decrease in the number of onshore consultants, who are billed at a higher hourly rate, offset by an increase in offshore consultants, who are billed at a lower hourly rate.

Gross Profit. The resulting gross profit for the three months ended March 31, 2016 was approximately $574,000 as compared to approximately $621,000 for the three months ended March 31, 2015. As a percentage of total revenues, gross margin for the three months ended March 31, 2016 was 28.3% as compared to 24.9% for the three months ended March 31, 2015. The increase in gross margin is due to a decrease in low margin consulting revenue offset by an increase in high margin consulting and fixed price project revenue.

Operating Expenses. Operating expenses are comprised of selling, general and administrative (“SG&A”) expenses and depreciation and amortization. Operating expenses for the three months ended March 31, 2016 were approximately $723,000 as compared to approximately $566,000 for the three months ended March 31, 2015. This increase in operating expenses is primarily due to a change in the management wherein the Company incurred $75,000 in severance paid to the outgoing CEO of the Company. Also, the Company’s expenses towards rent and utilities increased by approximately $48,000 as the Company’s subsidiary maintained a leased facility in the current period for its ODC.

Taxes. Tax provision for both the three months ended March 31, 2016 and 2015 was approximately $3,000.

Net Income/(Loss). As a result of the above, the Company had a net loss of approximately ($150,000) or ($0.06) per basic and diluted share for the three months ended March 31, 2016 as compared to a net income of approximately $55,000 or $0.02 per basic and diluted share for the three months ended March 31, 2015.

Liquidity and Capital Resources

During the three months ended March 31, 2016 the Company’s revenue declined by approximately 19% and the Company reported a net loss of ($150,000) as compared to net income of $55,000 during the three months ended March 31, 2015. The net income resulted primarily from a decrease in low margin consulting revenue offset with an increase in high margin consulting and fixed price project revenue, an increase in Operating Expenses due to Change in the Management, and maintaining the leased facility for its ODC

The Company's cash balances were approximately $1.1 million at March 31, 2016 and approximately $900,000 at December 31, 2015. Net cash used by operating activities for the three months ended March 31, 2016 was approximately $199,000 compared to net cash provided by operating activities of approximately $331,000 for the three months ended March 31, 2015.

The Company's accounts receivable, less allowance for doubtful accounts, at March 31, 2016 and at December 31, 2015 were approximately $1.2 million and $1.4 million, respectively, representing 52 days and 52 days of sales outstanding (“DSO”) respectively. The Company has provided an allowance for doubtful accounts at the end of each of the period presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.

For the three months ended March 31, 2016, net cash used in investing activities was $1,673 as compared to $0 for the three months March 31, 2015.

For the three months period ended March 31, 2016, cash used by financing activities was $0 as compared to $0 for the three months ended March 31, 2015. In management's opinion, cash flows from operations combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months.

Off Balance Sheet Arrangements

As of March 31, 2016, the Company does not have any off balance sheet arrangements.

Contractual Obligations and Commitments

The Company’s commitments at March 31, 2016 are reflected and further detailed in the Contractual Obligation table located in Part I, Item 1, Note 7 of this Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. As of March 31, 2016, the Company carried out an evaluation, under the supervision of and with the participation of our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.

Changes in internal control. During the quarter covered by this report, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

We incorporate herein by reference the risk factors included under Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 that was filed with the Securities and Exchange Commission on March 28, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)         Exhibits

3.1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the form 10-K, as previously filed with the SEC on March 31, 2010.

3.1.1

Certificate of Amendment to Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.3 to the Form 10-Q for the period ended March 31, 2011 as filed with the SEC on May 13, 2011.

3.1.2

Certificate of Amendment to Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.4 to the Form 10-Q for the period ended June 30, 2011 as filed with the SEC on August 15, 2011.

3.2	Bylaws of Helios and Matheson Analytics Inc., incorporated by reference to Exhibit 3.2 to the form 10-K, as filed with the SEC on March 31, 2010.

10.1

Form of Indemnification Agreement dated February 5, 2016 between the Company and each of Divya Ramachandran, Shri S. Jambunathan, Viraj Patel, Kishan Grama Ananthram and Sanjay Chaturvedi, incorporated by reference to Exhibit 10.1 to the form 8-K, as filed with the SEC on March 10, 2016. †

10.2*	Separation and Mutual Release Agreement dated March 31, 2016 between the Company and Divya Ramachandran (Portions of this exhibit were redacted pursuant to a confidentiality treatment request). †

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets; (ii) consolidated statements of Operations and Comprehensive income/(loss); (iii) consolidated statements of cash flows; and (iv) the notes to the financial statements.

*	Filed herewith.
†	Management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIOS AND MATHESON ANALYTICS INC.

Date: May 16, 2016	By:	/s/ Parthasarathy Krishnan
Parthasarathy Krishnan
President, Chief Executive (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer)