Form 10-Q
period 2016-06-30
Helios & Matheson Analytics Inc.
filed 2016-08-15
CIK 1040792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2016

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

As of July 31, 2016, there were 2,330,438 shares of common stock, with $.01 par value per share, outstanding.

HELIOS AND MATHESON ANALYTICS INC.

Part I. Financial Information

Item 1. Financial Statements

HELIOS AND MATHESON ANALYTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,369,985	$898,477
Accounts receivable- less allowance for doubtful accounts of $26,272 at June 30, 2016, and $42,203 at December 31, 2015	822,261	1,386,155
Unbilled receivables	79,080	295,473
Prepaid expenses and other current assets	188,472	208,642
Prepaid expenses and other current assets - Related Party - less allowance of $344,041 at June 30, 2016, and December 31, 2015	8,948	8,948
Total current assets	2,468,746	2,797,695
Property and equipment, net	39,791	47,885
Security Deposit-Related Party- less allowance of $2,000,000 at June 30, 2016 and December 31, 2015	-	-
Deposits and other assets	59,223	93,197
Total assets	$2,567,760	$2,938,777

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$983,971	$1,060,792
Total current liabilities	983,971	1,060,792
Commitments and contingencies	-	-
Shareholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2016, and December 31, 2015	-	-
Common stock, $.01 par value; 30,000,000 shares authorized; 2,330,438 issued and outstanding as of June 30, 2016 and December 31, 2015	23,304	23,304
Paid-in capital	37,855,740	37,855,740
Accumulated other comprehensive loss - foreign currency translation	(140,253)	(120,712)
Accumulated deficit	(36,155,002)	(35,880,347)
Total shareholders' equity	1,583,789	1,877,985
Total liabilities and shareholders' equity	$2,567,760	$2,938,777

See accompanying notes to condensed consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$1,858,186	$2,413,118	$3,887,630	$4,906,630
Cost of revenues	1,337,430	1,805,253	2,792,378	3,677,514
Gross profit	520,756	607,865	1,095,252	1,229,116
Operating expenses:
Selling, general & administrative	612,756	538,268	1,332,358	1,101,181
Depreciation & amortization	3,913	2,760	7,227	5,825
	616,669	541,028	1,339,585	1,107,006
Income/(loss) from operations	(95,913)	66,837	(244,333)	122,110
Other income:
Interest income	2,919	2,734	3,925	5,551
	2,919	2,734	3,925	5,551
Income/(loss) before income taxes	(92,994)	69,571	(240,408)	127,661
Provision for income taxes	31,247	3,000	34,247	6,000
Net income/(loss)	(124,241)	66,571	(274,655)	121,661
Other comprehensive loss - foreign currency adjustment	(20,097)	(6,258)	(19,541)	(10,188)
Comprehensive income/(loss)	$(144,338)	$60,313	$(294,196)	$111,473

Net Income/(loss) per share
Basic & Diluted	$(0.05)	$0.03	$(0.12)	$0.05

See accompanying notes to condensed consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2016	2015
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income/(loss)	$(274,655)	$121,661
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,227	5,825
Provision for doubtful accounts	(15,931)	(6,641)
Changes in operating assets and liabilities:
Accounts receivable	579,825	(175,981)
Unbilled receivables	216,394	26,041
Prepaid expenses and other assets	20,169	(89,919)
Deposit & Other assets	33,973
Accounts payable and accrued expenses	(76,820)	(79,845)
Net cash (used in)/provided by operating activities	490,182	(198,859)
Cash flows provided by/(used in) from investing activities:
Sales of Property and Equipment (net of purchases)	867	-
Net cash flows used in investing activities	867	-
Effect of foreign currency exchange rate changes on cash and cash equivalents	(19,541)	(10,188)
Net increase/(decrease) in cash and cash equivalents	471,508	(209,047)
Cash and cash equivalents at beginning of period	898,477	1,225,518
Cash and cash equivalents at end of period	$1,369,985	$1,016,471

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes - net of refunds	$2,250	$4,771

See accompanying notes to condensed consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1)	GENERAL:

These financial statements should be read in conjunction with the financial statements contained in Helios and Matheson Analytics Inc.’s (“Helios and Matheson” or the “Company”) Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) and the accompanying financial statements and related notes thereto. The accounting policies used in preparing these financial statements are the same as those described in the Company's Form 10-K for the year ended December 31, 2015.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 2016, the consolidated results of operations for the three and six months periods ended June 30, 2016 and 2015 and cash flows for the six months periods ended June 30, 2016 and 2015.

The consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these financial statements pursuant to the SEC’s rules and regulations. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Form 10-K filed by the Company for the year ended December 31, 2015.

For the three month period ended June 30, 2016, the Company reported a net loss of approximately ($124,000) and for the six month period ended June 30, 2016, the Company reported a net loss of approximately ($275,000); for the three month period ended June 30, 2015, the Company reported net income of approximately $67,000 and for the six month period ended June 30, 2015, the Company reported net income of $122,000. The Company continues to focus on revenue growth by expanding its existing client market share and its client base and by providing a Flexible Delivery Model to clients, which allows for dynamically configurable “right shoring” of service delivery based on client needs. The Company also keeps a tight rein on discretionary expenditures and SG&A to enhance its competitiveness.

In management's opinion, existing cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months.

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

The following table sets forth the computation of basic and diluted net (loss)/income per share for the three months and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator for basic net income/(loss) per share

Net income/(loss) available to common stockholders	$(124,241)	$66,571	$(274,655)	$121,661

Numerator for diluted net income/(loss) per share
Net income/(loss) available to common stockholders & assumed conversion	$(124,241)	$66,571	$(274,655)	$121,661

Denominator:
Denominator for basic and diluted income/(loss) per share - weighted-average shares	2,330,438	2,330,438	2,330,438	2,330,438

Basic and diluted income/(loss) per share:
Net income/(loss) per share	$(0.05)	$0.03	$(0.12)	$0.05

6)	CONCENTRATION OF CREDIT RISK:

The revenues of the Company’s top four customers represented 89.1% of the revenues for the six month period ended June 30, 2016. The revenues of the Company’s top three customers represented 91.49% of revenues for the same period in 2015. No other customer represented greater than 10% of the Company’s revenues for such periods. The Company continues its effort to broaden its customer base in order to mitigate this risk.

One of the Company’s clients, while continuing the engagement under a Master Services Agreement, issued a notice to terminate, as of May 15, 2016, the arrangement for use of the Offshore Development Center (ODC) provided to the client by the Company. This may adversely impact the Company’s revenue and margins going forward in the near term. However the ODC, together with all of the employees, is now being utilized by another company (although not one of the Company’s clients), thus ensuring that no additional expenses are incurred by the Company with respect to the ODC. For the six months ended June 30, 2016 and 2015, revenue related to this contract was approximately $1.38 million and $1.51 million. For the full-year 2015 and 2014 the total revenue generated from this client was approximately $2.3 million and approximately $900,000, respectively. There can be no assurance that the Company will be able find other clients to make up for the annual revenue shortfall that resulted from the termination of this relationship.

7)	CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The Company’s commitments at June 30, 2016, are comprised of the following:

Contractual Obligations	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating Lease Obligations
Rent (1)	130,867	130,867	-	-	-
Total	$130,867	$130,867	$-	$-	$-

(1) The Company has a New York facility with a lease term expiring April 30, 2017.

As of June 30, 2016, the Company does not have any “Off Balance Sheet Arrangements”.

8)	PROVISION FOR INCOME TAXES

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

Maruthi Consulting Inc. (Subsidiary of Helios and Matheson Parent )

The Company has provided consulting services to Maruthi Consulting Inc. The amount receivable for the consulting services as of June 30, 2016 was approximately $61,000 and as of December 31, 2015 $61,000 respectively.

The Company has also procured services from Maruthi Consulting Inc. The amount payable as of June 30, 2016 was approximately $2,000 and as of December 31, 2015 $2,000 respectively.

The Company did not have any transactions with Maruthi Consulting Inc. during the six months ended June 30, 2016.

10)	LEGAL PROCEEDINGS

None

11)	SUBSEQUENT EVENTS:

Agreement and Plan of Merger with Zone Technologies, Inc.

On July 7, 2016 , Helios and Matheson, Zone Acquisition, Inc., a Nevada corporation and wholly owned subsidiary of Helios and Matheson (“Sub”), and Zone Technologies, Inc., a privately held Nevada corporation (“Zone”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Sub will merge with and into Zone, with Zone surviving as a wholly owned subsidiary of Helios and Matheson (the “Merger”), subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement.

Nasdaq Hearing Panel’s approval on continued listing

On July 25, 2016, Helios and Matheson received written notification that the Nasdaq Hearings Panel (the “Panel”) granted Helios and Matheson’s request for continued listing on The Nasdaq Stock Market, subject to the fulfillment of certain conditions, with the final condition being that Helios and Matheson shall have publicly announced and informed the Panel, on or before November 15, 2016, that the merger with Zone and a capital raising transaction were complete and, as a result, Helios and Matheson has stockholders’ equity above $2.5 million.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 throughout and in particular in the discussion at Item 2 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks, including those discussed in the risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 which have been incorporated into this report by reference, could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:

●	our ability to consummate the Merger and capital raising transaction contemplated by the Merger Agreement;

●	our capital requirements and whether we will be able to raise capital when we need it;

●	changes in local, state or federal regulations that will adversely affect our business;

●	our ability to sell our products and services;

●	whether we will continue to receive the services of certain officers and directors;

●	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and

●	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

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

For the six months ended June 30, 2016, approximately 90% of the Company's consulting services revenues were generated from clients under time and materials engagements, as compared to approximately 91% for the six months ended June 30, 2015 with the remainder generated under fixed-price engagements and recruitment process outsourcing (RPO). The Company has established standard-billing guidelines for consulting services based on the types of services offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a weekly and monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.

During the second quarter of 2016, the Company commenced working with credit unions in Silicon Valley. The scope of the project is the digital transformation of current systems coupled with data analytics and insights that will enhance the customer experience and modernize their legacy systems.

In June 2016, the Company commenced working with Terafina to implement an Omni Channel Sales and Service platform for the largest credit union in southeastern Washington state to help grow the credit union's membership and deepen its relationships with its existing members.

Additionally, the Company is working on multiple solutions for a select group of credit unions and financial institutions across the country.

The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. For the six months ended June 30, 2016 and 2015, gross margin was 28% and 25% respectively.

The Company actively manages its personnel utilization rates by monitoring project requirements and timetables. The Company’s utilization rate for the three months ending June 30, 2016 was approximately 95% as compared to 95% for the three months ending June 30, 2015. The utilization was approximately 96% for the six months ending June 30,2016 and June 30,2015. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in the Company’s training programs in order to expand their technical skill sets.

Investments by Helios and Matheson Parent and Controlled Company Status

On March 30, 2006, Helios and Matheson Parent, an IT services organization with its corporate headquarters in Chennai, India, purchased 409,879 shares of the Company’s common stock from Mr. Shmuel BenTov, the Company’s former Chairman, Chief Executive Officer and President and his family members, which represented approximately 43% of the Company’s outstanding common stock. In 2006, 2007, 2008, 2009 and 2010 Helios and Matheson Parent purchased additional shares of the Company’s common stock. Helios and Matheson Parent owns 1,743,040 shares of common stock, representing approximately 75% of the shares of the common stock currently outstanding. Helios and Matheson Parent is a publicly listed company on three stock exchanges in India, the National Stock Exchange (NSE), the Stock Exchange, Mumbai (BSE) and the Madras Stock Exchange (MSE). As a result of the number of shares of the Company’s outstanding common stock owned by Helios and Matheson Parent, the Company meets the definition of a “Controlled Company” as that term is defined by Rule 5615(c) of the NASDAQ Listing Rules.

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

Results of Operations

The following table sets forth the percentage of revenues of certain items included in the Company’s Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	72.0%	74.8%	71.8%	74.9%
Gross profit	28.0%	25.2%	28.2%	25.1%
Operating expenses	33.2%	22.4%	34.5%	22.6%
(Loss)/income from operations	(5.2)%	2.8%	(6.3)%	2.5%
Other Income/(expense)	0.2%	0.1%	0.1%	0.1%
Income Tax	1.7%	0.1%	0.9%	0.1%

Net (Loss)/income	(6.7)%	2.8%	(7.1)%	2.5%

Comparison of the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015

Revenues. Revenues for the three months ended June 30, 2016 were approximately $1.9 million compared to approximately $2.4 million for the three months ended June 30, 2015, a decrease of approximately $500,000 or 21%. The decrease was primarily attributable to a decrease in the number of onshore consultants, who are billed at a higher hourly rate and also due to the termination, in May 2016, of a contract for delivery of offshore services with one of the Company’s major clients.

Gross Profit. The resulting gross profit for the three months ended June 30, 2016 was approximately $521,000 as compared to approximately $608,000 for the three months ended June 30, 2015. As a percentage of total revenues, gross margin for the three months ended June 30, 2016 was 28% compared to 25.2% for the three months ended June 30, 2015. The increase in gross margin is due to a decrease in low margin consulting revenue offset with an increase in high margin consulting and fixed price project revenue.

Operating Expenses. Operating expenses are comprised of selling, general and administrative (“SG&A”) expenses and depreciation and amortization. Operating expenses for the three months ended June 30, 2016 were approximately $617,000 as compared to the 2015 period, with operating expenses of approximately $541,000, an increase of approximately $76,000 or 14%. The increase in SG&A expenses for the period resulted from an increase in professional services, certification fees and expenses incurred by the subsidiary based in India.

Taxes. Tax provisions for the three months ended June 30, 2016 and June 30, 2015 were approximately $31,000 and $3,000 respectively. Tax for the period ended June 30, 2016 was comprised of minimum state taxes and a provision for tax in respect of taxes incurred by the Company’s Indian subsidiary. Tax for the period ended June 30, 2015 was comprised of minimum state taxes.

Net (Loss)/Income. As a result of the above, the Company had a net loss of ($124,241) or ($0.05) per basic and diluted share for the three months ended June 30, 2016 as compared to net income of approximately $67,000 or $0.03 per basic and diluted share for the three months ended June 30, 2015.

Comparison of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015

Revenues. Revenues for the six months ended June 30, 2016 were approximately $3.9 million compared to $4.9 million for the six months ended June 30, 2015, a decrease of approximately $1 million or 20.4%. The decrease was primarily attributable to a decrease in the number of onshore consultants, who are billed at a higher hourly rate, and also due to the termination, in May 2016, of a contract for delivery of offshore services with one of the Company’s major clients.

Gross Profit. Gross profit for the six months ended June 30, 2016 was approximately $1.1 million as compared to approximately $1.2 million for the six months ended June 30, 2015. As a percentage of total revenues, gross margin for the six months ended June 30, 2016 was 28.2% compared to 25.1% for the six months ended June 30, 2015. The increase in gross margin is due to a decrease in low margin consulting revenue offset with an increase in high margin consulting and fixed price project revenue.

Operating Expenses. Operating expenses are comprised of selling, general and administrative (“SG&A”) expenses and depreciation and amortization. Operating expenses for the six months ended June 30, 2016 were approximately $1.3 million as compared to the 2015 period of approximately $1.1 million, an increase of approximately $200,000 or 18%. The increase in SG&A expenses for the period resulted from an increase in professional services, rental expenses, travel expenses and other expenses.

Taxes. Tax provisions for the six months ended June 30, 2016 and June 30, 2015 were at $34,247 and $6000 respectively. Tax for the period ended June 30, 2016 was comprised of minimum state taxes and a provision for tax in respect of taxes incurred by the Company’s Indian subsidiary. Tax for the period ended June 30, 2015 was comprised of minimum state taxes.

Net (Loss)/Income. As a result of the above, the Company had a net loss of ($274,655) or ($0.12) per basic and diluted share for the six months ended June 30, 2016 compared to net income of approximately $122,000 or $0.05 per basic and diluted share for the six months ended June 30, 2015.

Liquidity and Capital Resources.

The Company's cash balances were approximately $1.37 million at June 30, 2016 and $900,000 at December 31, 2015. Net cash provided from operating activities for the six months ended June 30, 2016 was approximately $490,000 compared to net cash used in operating activities of approximately ($199,000) for the six months ended June 30, 2015.

The Company's accounts receivable, less allowance for doubtful accounts, at June 30, 2016 and at December 31, 2015 were approximately $0.8 million and $1.39 million, respectively, representing 38 days and 46 days of sales outstanding (“DSO”) respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.

For the six months ended June 30, 2016 net cash used in investing activities is $867 and $0 for the six months ended June 30, 2015.

For the six months ended June 30, 2016 and 2015, there were no cash flows from financing activities. In management's opinion, existing cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months.

Off Balance Sheet Arrangements

As of June 30, 2016, the Company does not have any off balance sheet arrangements.

Contractual Obligations and Commitments

The Company’s commitments at June 30, 2016 are reflected and further detailed in the Contractual Obligation table located in Part I, Item 1, Note 7 of this Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. As of June 30, 2016, we carried out an evaluation, under the supervision of and with the participation of our Principal Executive Officer and our interim Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and interim Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Principal Executive Officer and Principal interim Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.

Changes in internal control. During the quarter covered by this report, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

We incorporate herein by reference the risk factors included under Item 1A. of our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 28, 2016. In addition to the risks factors included in our Form 10-K, we are subject to the following risks:

There is no guarantee that the Merger will be completed. Failure to complete the Merger could negatively impact our stock price and our future business and financial results.

The Merger is subject to several material conditions. We cannot guarantee that these conditions will be satisfied or waived and that the Merger will be completed.

If the Merger is not completed, our business, prospects, financial condition and stock price may be adversely affected. Additionally, if the Merger is not completed and the Merger Agreement is terminated in certain circumstances described in the Merger Agreement, such as where we accept an unsolicited superior offer, we may be required to pay to Zone a termination fee of $750,000. In addition, we have already incurred significant transaction expenses in connection with the Merger, which may have an adverse effect on our financial position if the Merger Agreement is terminated. Risks arising in connection with the failure of the Merger to occur, including the diversion of management’s attention from conducting our business and pursuing other opportunities during the pendency of the Merger, may have an adverse effect on our business, operations, financial results and stock price. In addition, we could be subject to litigation related to any failure to consummate the Merger or any related action that could be brought to enforce a party’s obligation under the Merger Agreement.

The Merger involves risks associated with acquisitions and integrating the acquired business of Zone and the intended benefits of the Merger may not be realized.

The Merger involves risks associated with acquisitions and integrating the acquired business of Zone into our existing operations, including, but not limited to, the failure of Zone to perform as well as we anticipate and unexpected costs, delays, and challenges may arise in integrating Zone into our existing operations.

Even if we successfully integrate Zone into our operations, it may not be possible to realize the full benefits we anticipate or we may not realize these benefits within the expected timeframe. If we fail to realize the benefits we anticipate from the Merger with Zone, then our business, results of operations, and financial condition may be materially and adversely affected.

We have incurred significant transaction costs in connection with the Merger.

We have incurred significant costs in connection with the Merger including legal, accounting, consulting, and related fees. We may incur additional costs to retain key employees. We may also incur fees and costs related to formulating integration plans. We may be unable to realize efficiencies with the Merger that would allow us, over time, to offset the costs incurred in connection with the Merger.

There has been a limited trading market for our common stock.

Prior to the announcement of the Merger, there was not an active market for our common stock and there were several days during the period from January 1, 2016 to the announcement of the Merger on June 6, 2016 when there were no reported trades of shares of our common stock. The day following the announcement of the Merger, the sale price of our common stock increased to a high of $15.56 and over 15.8 million shares were traded. Since that date, both the price and the trading volume of shares of our common stock have declined. A lack of an active market may impair the ability of our stockholders to sell shares at the time they wish to sell them or at a price that they consider reasonable. The lack of an active market may also reduce the market value of our shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.

The market price of our common stock may decline as a result of the Merger.

The market price of our common stock may decline as a result of the Merger if, among other things, we are unable to achieve growth in earnings or if we do not otherwise achieve the anticipated benefits of the Merger as rapidly or to the extent anticipated by investors in our common stock or if the effect of the Merger on our financial results is not consistent with the expectations of investors in our common stock.

Because we do not expect to pay cash dividends for the foreseeable future, you must rely on appreciation of our common stock price for any return on your investment.

We do not intend to pay cash dividends on shares of our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial performance, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. Accordingly, you will have to rely on capital appreciation, if any, to earn a return on your investment in our common stock. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

Our failure to satisfy the conditions of our plan to regain compliance with Nasdaq’s minimum stockholders equity requirement pursuant to the decision of the Nasdaq Hearings Panel could result in a de-listing of our common stock.

If we fail to satisfy the conditions of our plan to regain compliance with the stockholder equity requirement pursuant to the decision of the Nasdaq Hearings Panel, Nasdaq may take steps to de-list our common stock, in which case our common stock would likely be traded in the over-the-counter market. Such a de-listing would likely have a negative effect on the price of our common stock and may impair your ability to sell our common stock when you wish to do so. In the event of a de-listing, we may take actions to attempt to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock.

For the six months ended June 30, 2016 we sustained net losses and we expect to incur net losses in the near term.

We incurred a net loss of $274,655 for the six months ended June 30, 2016. Following the Merger and because of the numerous risks and uncertainties associated with the research, development and commercialization efforts related to Zone’s technology and the growth of our historical business, we expect losses for the combined company to continue in the near term. These losses have had, and will continue to have, an adverse effect on our working capital, total assets and stockholders’ equity.

We expect to need to raise capital to fund our existing operations, pay expenses associated with the Merger and develop the Zone technology.

Prior to and following the Merger, we expect to need to raise capital to fund our operations, pay expenses associated with the Merger, develop, validate and commercialize Zone’s technology following the Merger and, if necessary, expand our operations. At June 30, 2016, we had cash and cash equivalents of $1.37 million. Net cash (used in)/provided by operating activities was $490,182 for the six months ended June 30, 2016 and approximately $(199,000), for the year ended December 31, 2015.

We have no committed source of financing, and we can provide no assurances that any sources of financing will be available to us on favorable terms, if at all, when needed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

(a)        Exhibits

3.1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the form 10-K, as previously filed with the SEC on March 31, 2010.

3.1.1	Certificate of Amendment to Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.3 to the Form 10-Q for the period ended March 31, 2011 as filed with the SEC on May 13, 2011.

3.1.2	Certificate of Amendment to Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.4 to the Form 10-Q for the period ended June 30, 2011 as filed with the SEC on August 15, 2011.

3.2	Bylaws of Helios and Matheson Analytics Inc., incorporated by reference to Exhibit 3.2 to the Form 10-K, as previously filed with the SEC on March 31, 2010.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
101.INS	XBRL Instance Documet
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+ Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIOS AND MATHESON ANALYTICS INC.

By: /s/ Parthasarathy Krishnan
Date: August 15, 2016	Parthasarathy Krishnan
President, Chief Executive (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer)