Form 10-Q
period 2016-09-30
Helios & Matheson Analytics Inc.
filed 2016-11-21
CIK 1040792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2016

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

As of November 17, 2016, there were 4,484,495 shares of common stock, $.01 par value per share, outstanding.

HELIOS AND MATHESON ANALYTICS INC.

Part I. Financial Information

Item 1. Financial Statements

HELIOS AND MATHESON ANALYTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,205,068	$898,477
Accounts receivable- less allowance for doubtful accounts of $28,579 at September 30, 2016, and $42,203 at December 31, 2015	1,026,456	1,386,155
Unbilled receivables	66,859	295,473
Prepaid expenses and other current assets	298,897	208,642
Prepaid expenses and other current assets - Related Party - less allowance of $344,041 at September 30, 2016 and December 31, 2015	8,948	8,948
Total current assets	2,606,228	2,797,695
Receivable from Zone Technology	750,000	-
Property and equipment, net	37,539	47,885
Deposits and other assets	59,322	93,197
Total assets	$3,453,089	$2,938,777

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,224,298	$1,060,792
Derivative liability – warrants	74,444	-
Total current liabilities	1,298,742	1,060,792
Convertible Notes Payable, net of debt discount of $1,340,038 and $0, respectively	41,037	-
Derivative liability – conversion feature	1,417,504	-
Total liabilities	2,757,283	1,060,792

Shareholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of September 30, 2016 and December 31, 2015	-	-
Common stock, $.01 par value; 30,000,000 shares authorized; 2,330,438 issued and outstanding as of September 30, 2016 and December 31, 2015	23,304	23,304
Paid-in capital	37,855,740	37,855,740
Accumulated other comprehensive loss - foreign currency translation	(104,566)	(120,712)
Accumulated deficit	(37,078,672)	(35,880,347)
Total shareholders' equity	695,806	1,877,985
Total liabilities and shareholders' equity	$3,453,089	$2,938,777

See accompanying notes to condensed consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$1,720,515	$2,459,393	$5,608,145	$7,366,023
Cost of revenues	1,130,091	1,713,287	3,922,469	5,390,801
Gross profit	590,424	746,106	1,685,676	1,975,222
Operating expenses:
Selling, general & administrative	741,530	661,466	2,073,888	1,762,647
Depreciation & amortization	2,251	2,971	9,478	8,796
	743,781	664,437	2,083,366	1,771,443
Income/(loss) from operations	(153,357)	81,669	(397,690)	203,779
Other income(expense):
Allowance against Security Deposit - related party	-	(2,000,000)	-	(2,000,000)
Allowance for prepaid expenses and other current assets - related party	-	(344,041)	-	(344,041)
Change in fair market value - derivative liabilities	401,703	-	401,703	-
Accretion of debt discount	(41,037)	-	(41,037)	-
Interest expense including financing fees	(244,925)	-	(244,925)	-
Derivative expense	(893,651)	-	(893,651)	-
Interest income	10,597	2,185	14,522	7,737
	(767,313)	(2,341,856)	(763,388)	(2,336,304)
Loss before income taxes	(920,670)	(2,260,187)	(1,161,078)	(2,132,525)
Provision for income taxes	3,000	3,000	37,247	9,000
Net loss	(923,670)	(2,263,187)	(1,198,325)	(2,141,525)
Other comprehensive (loss)/income - foreign currency adjustment	35,686	(35,711)	16,146	(45,899)
Comprehensive loss	$(887,983)	$(2,298,898)	$(1,182,179)	$(2,187,424)

Net loss per share
Basic & Diluted	$(0.40)	$(0.97)	$(0.51)	$(0.92)
Dividend Per share	$-	$-	$-	$-

See accompanying notes to condensed consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2016	2015
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(1,198,325)	$(2,141,525)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	9,479	8,796
Accretion of debt discount	41,037	-
Derivative expense	893,651
Change in Fair market value - derivative liabilities	(401,703)	-
Allowance against security deposit - related party	-	2,000,000
Allowance for prepaid receivables and other current assets - related party	-	344,041
Provision for doubtful accounts	(13,627)	(18,461)
Changes in operating assets and liabilities:
Accounts receivable	373,326	(361,307)
Prepaid software licenses
Unbilled receivables	228,614	(52,627)
Prepaid expenses and other current assets	(90,255)	(117,843)
Prepaid expenses and other current assets - related party	-	(62,296)
Accounts payable and accrued expenses	(81,419)	67,829
Deposits	33,875	(35,209)
Net cash (used in)/provided by operating activities	39,578	(368,602)
Cash flows provided by/(used in) from investing activities:
Sales of Property and Equipment (net of purchases)	867	(3,129)
Loan to Zone	(750,000)	-
Net cash used in investing activities	(749,133)	(3,129)
Cash flows from financing activities:
Proceeds from note payable	1,000,000	-
Net cash provided by financing activities	1,000,000	-
Effect of foreign currency exchange rate changes on cash and cash equivalents	16,146	(45,899)
Net increase/(decrease) in cash and cash equivalents	306,591	(417,630)
Cash and cash equivalents at beginning of period	898,477	1,225,518
Cash and cash equivalents at end of period	$1,205,068	$807,888

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes - net of refunds	$4,379	$6,770

Non-cash investing and financing activities
Embedded derivative - conversion feature and warrants	$1,893,651	$-
Debt discount on convertible notes	$1,381,075	$-

See accompanying notes to condensed consolidated financial statements

HELIOS AND MATHESON ANALYTICS INC.

Notes to Consolidated Financial Statements

(Unaudited)

1)	ORGANIZATION:

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

Recent Events:

Change in Controlled Company Status

Prior to November 9, 2016, the Company met the definition of a “Controlled Company” as defined by Rule 5615(c) of the NASDAQ Rules. A “Controlled Company” is defined in Rule 5615(c) as a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company. Certain NASDAQ requirements do not apply to a “Controlled Company”, including requirements that: (i) a majority of its Board of Directors must be comprised of “independent” directors as defined in NASDAQ’s rules; and (ii) the compensation of officers and the nomination of directors be determined in accordance with specific rules, generally requiring determinations by committees comprised solely of independent directors or in meetings at which only the independent directors are present. On November 9, 2016, the Company’s wholly-owned subsidiary, Zone Acquisition, Inc., merged with and into Zone Technologies, Inc. As a result of the merger, the Company no longer meets the definition of a Controlled Company.

Merger with Zone Technologies, Inc.

On November 9, 2016, the Company completed its previously disclosed merger with Zone Technologies, Inc. (“Zone”) pursuant to the Agreement and Plan of Merger, dated as of July 7, 2016, entered into by the Company, Zone Acquisition, Inc. and Zone, as amended by the Waiver and First Amendment to Agreement and Plan of Merger dated as of August 25, 2016 and the Acknowledgment of Satisfaction of Condition and Second Amendment to Agreement and Plan of Merger, dated as of September 21, 2016.

On the Closing Date the Company issued 1,740,000 shares of the Company’s common stock as merger consideration, which represented an exchange ratio of 0.174 shares of the Company’s common stock for each share of Zone common stock outstanding, and Zone Acquisition, Inc., the Company’s wholly-owned subsidiary, was merged into Zone, with Zone surviving the merger as the Company’s wholly-owned subsidiary.

Zone is the developer of the proprietary “RedZone Map”, a GPS-driven, real-time crime and navigation map application whose goal is to enhance personal safety worldwide by providing users with real time crime data and a platform for alerting other users to criminal and other safety related occurrences in a navigation map format. Zone’s mapping lets users be pro-active when traveling, allowing them to enter a number of different cautionary items such as traffic problems, police sightings, road hazards, accidents and road closures. It also allows users to report a crime and to video upload live incidents.

2)	BASIS OF PRESENTATION:

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 8–03 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2015, as filed with the SEC on March 28, 2016. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2016.

3)	LIQUIDITY AND MANAGEMENT PLANS:

For the three month period ended September 30, 2016, the Company reported a net loss of approximately ($924,000) and for the nine month period ended September 30, 2016, the Company reported a net loss of approximately ($1,198,000); for the three month period ended September 30, 2015, the Company reported net loss of approximately ($2.26 million) and for the nine month period ended September 30, 2015, the Company reported net loss of approximately ($2.14 million). The Company continues to focus on revenue growth by expanding its existing client market share and its client base and by providing a Flexible Delivery Model to clients, which allows for dynamically configurable “right shoring” of service delivery based on client needs. The Company also keeps a tight rein on discretionary expenditures and SG&A, which the Company believes will enhance its competitiveness.

During the nine months ended September 30, 2016, management entered into a securities purchase agreement for the sale and purchase of notes. The Company received gross proceeds of $1,000,000 and a receivable of $3,000,000. Of the $1,000,000, management loaned $750,000 to Zone (See Note 5). On November 9, 2016, management consummated the merger with Zone (See Note 1 Recent Events). In management's opinion, cash flows from operations combined with existing cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months.

4)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of estimates and assumptions and critical accounting estimates and assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(1) Fair value of long–lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long–lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long–lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under–performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(2) Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry–forwards are offset by a full valuation allowance. Management made this assumption based on (a) the fact that the Company has incurred recurring losses, (b) general economic conditions, and (c) the Company’s ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

(3) Estimates and assumptions used in valuation of equity instruments: Management estimates expected term of financial instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rates to value share options and similar instruments.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Principles of consolidation

All intercompany transactions and balances have been eliminated.

Derivative Instruments

The Company evaluates its convertible notes and warrants to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Paragraph 815-10-05-4 of the FASB Accounting Standards Codification and Paragraph 815-40-25 of the Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current to correspond with its host instrument.

The Company marks to market the fair value of the remaining embedded derivative warrants at each balance sheet date and records the change in the fair value of the remaining embedded derivative warrants as other income or expense in the statements of operations.

The Company utilizes the lattice binomial model that values the liability of the debt conversion feature derivative financial instruments and derivative warrants based on a probability of a down round event. The reason the Company selected the lattice binomial model is that in many cases there may be multiple embedded features or the features of the bifurcated derivatives may be so complex that a Black-Scholes valuation does not consider all of the terms of the instrument. Therefore, the fair value may not be appropriately captured by simple models. In other words, simple models such as Black-Scholes may not be appropriate in many situations given the complex features and terms of conversion option (e.g., combined embedded derivatives). The lattice binomial model is based on future projections of the various potential outcomes. The features that are analyzed and incorporated into the model include the exercise and full reset features. Based on these features, there are two primary events that can occur; the holder exercises the derivative instrument or the derivative instrument is held until it expires. The binomial model analyzes the underlying economic factors that influence which of these events would occur, when they are likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, exercise price, volatility, etc.). Projections are then made on the underlying factors which lead to potential scenarios. Probabilities are assigned to each scenario based on management projections. A discounted weighted average cash flow over the various scenarios is completed to determine the value of the derivative instrument.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions. The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Net Loss per Common Share

Net income (loss) per common share is computed pursuant to Section 260-10-45 of the Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through convertible debt, stock options or warrants.

The following table shows the outstanding dilutive common shares excluded from the diluted net loss per share calculation as they were anti-dilutive:

	September 30,
	2016	2015
Warrants	9,908	-
Conversion features on convertible notes	161,124	-
Total potentially dilutive shares	171,032	-

Recent accounting pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern.  The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-300-Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption, which has been deleted. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the consolidated financial statements.

In April 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016–09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share–based payments and affect all organizations that issue share–based payment awards to their employees. Several aspects of the accounting for share–based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

During January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is not permitted with the exception of certain provisions related to the presentation of other comprehensive income. The adoption of ASU 2016-01 is not expected to have a material impact on our financial position, results of operations or cash flows.

In February 2016, FASB issued ASU No. 2016–02 “Leases” (topic 842), which creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the new pronouncement on its financial statements.

In March 2016, the FASB issued ASU No. 2016-06, “Contingent Put and Call Option in Debt Instruments” (“ASU 2016-06”). ASU 2016-06 is intended to simplify the analysis of embedded derivatives for debt instruments that contain contingent put or call options. The amendments in ASU 2016-06 clarify that an entity is required to assess the embedded call or put options solely in accordance with the four-step decision sequence. Consequently, when a call (put) option is contingently exercisable, an entity does not have to initially assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. The amendments in ASU 2016-06 take effect for public business entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016–01 to have a significant impact on its financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its consolidated financial statements.

5)	SECURITIES PURCHASE AGREEMENT:

 Terms:

On September 7, 2016 (the “Closing Date”), the Company sold and issued Senior Secured Convertible Notes (“Notes”) to an institutional investor (the “Investor”) in the aggregate principal amount of $4,301,075 for consideration consisting of (i) a cash payment by the Investor in the amount of $1,000,000 together with a secured promissory note payable by the Investor to the Company (the “Investor Note”) in the principal amount of $3,000,000. The Note included an original issue discount of $301,075. Financing fees associated with this transaction amounted to $244,925.

The Notes

The aggregate principal amount of the Notes is $4,301,075. Unless earlier converted or redeemed, the Notes mature 15 months from the date they were issued. The Notes bear interest at a rate of 6% per annum, subject to an increase to 12% during the first 30 days following the occurrence and continuance of an Event of Default and to 18% thereafter. Interest on the Notes will be payable in arrears commencing on December 1, 2016 and quarterly thereafter, beginning on January 1, 2017 and, so long as certain conditions, as defined in the Notes, have been satisfied, may be paid in shares of common stock at the Company’s option. The Company may also elect to pay interest in whole or in part in cash. Interest on the Notes is computed on the basis of a 360-day.

The Investor may, at any time, elect to convert the Convertible Notes into shares of the Company’s common stock at a conversion price, subject to certain beneficial ownership limitations. The Conversion Price is $8.075. The Company may, with the consent of the Investor, reduce the then-current Conversion Price to any amount equal to or greater than the Floor Price ($4.00) for any period of time deemed appropriate by the Company’s Board of Directors. On October 24, 2016, pursuant to Section 7(e) of the Convertible Notes, the Company notified the Investor that the Company desired to permanently lower the Conversion Price from $8.075 to the lower of (a) $5.75 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) and (b) the Alternate Conversion Price in effect, from time to time, effective upon the Investor’s voluntary prepayment to the Company of $1,000,000 under the Investor Note.

The Investor also has the right to convert the Convertible Notes into shares of the Company’s common stock at the Alternate Conversion Price, subject to certain beneficial ownership limitations. The Alternate Conversion Price is defined as the lowest of (i) the applicable Conversion Price as in effect on the applicable conversion date of the applicable Alternate Conversion, (ii) the greater of (I) the Floor Price ($4.00) and (II) 87% of the quotient of (x) the sum of the volume weighted average price of the Company’s common stock for each of the five consecutive trading days ending and including the trading day immediately preceding the delivery or deemed delivery of the applicable conversion notice, divided by (y) five.

The Company accounted for the alternative conversion provisions as a derivative liability and recognized the fair value at issuance. At each balance sheet date, the feature is re-valued and the corresponding change in fair value is recorded in other income and expense.

Under certain conditions, the Company has the right to redeem all, but not less than all, of the amounts remaining unpaid under the Notes. The portion of the Notes subject to redemption can be redeemed by the Company in cash at a price equal to 110% of the amount being redeemed. In the event of a change of control, the Investor may require the Company to redeem the Notes in cash.

The Notes contain standard and customary events of default including but not limited to: (i) failure to register the Company’s common stock within certain time periods or failure to keep the registration statement effective as required by the Registration Rights Agreement; (ii) failure to maintain the listing of the Company’s common stock; (iii) failure to make payments when due under the Note; (iv) breaches of covenants and (iv) bankruptcy or insolvency.

Following an event of default, the Investor may require the Company to redeem all or any portion of the Notes. The redemption amount may be paid in cash or with shares of the Company’s common stock, at the election of the Investor.

The Event of Default Redemption Price will be computed as a price equal to the greater of (i) 125% of the principal, interest and late charges to be redeemed and (ii) the product of (X) the principal, interest and late charges to be redeemed divided by the Conversion Price multiplied by (Y) the product of (1) 125% multiplied by (2) the greatest Closing Sale Price of the Company’s common stock on any Trading Day during the period commencing on the date preceding such Event of Default and ending on the date the Company makes the entire payment required to be made under the Note.

In addition, following an Event of Default, the holders of the Notes will have the right to convert the Notes at the “Alternate Conversion Event of Default Price” which means, with respect to any Alternate Conversion, that price which shall be the lowest of (i) the applicable Conversion Price as in effect on the applicable Conversion Date of the applicable Alternate Conversion, and (ii) 75% of the lowest volume weighted average price of the common stock for each of the 30 consecutive Trading Days ending and including the Trading Day of delivery or deemed delivery of the applicable Conversion Notice.

The Notes prohibit the Company from entering into specified transactions involving a change of control unless the successor entity, which must be a publicly traded corporation whose common stock is quoted on or listed for trading on an Eligible Market, assumes in writing all of the Company’s obligations under the Note.

The Company and its wholly-owned subsidiary, HMNY Zone Loan LLC each entered into a Security and Pledge Agreement in favor of the Investor as Collateral Agent. Pursuant to such Security and Pledge Agreements, the Notes are secured by a perfected first priority security interest in the Company’s equity ownership interest in HMNY Zone Loan LLC and the Investor Note, and all of the assets of HMNY Zone Loan LLC, subject to Permitted Liens.

HMNY Zone Loan LLC also provided a Guaranty to the Investor as Collateral Agent whereby HMNY Zone Loan LLC guarantees the punctual payment of all obligations that accrue after the commencement of any insolvency proceeding of the Company, whether or not the payment of such obligations are enforceable or allowable in the insolvency proceeding, and all fees, interest, premiums, penalties, causes of actions, costs, commissions, expense reimbursements, indemnifications and all other amounts due or to become due under any of the Notes financing documents, and agrees to pay any and all costs and expenses (including counsel fees and expenses) incurred by the Collateral Agent in enforcing any rights under the Guaranty or any other Notes financing document.

Under the terms of a Registration Rights Agreement with the Investor, the Company is required to register for resale the shares of common stock that are issuable upon conversion of the Notes, additional shares that could be used as payment of monthly interest plus an additional number of shares so that the total number of shares of common stock registered equals 125% of the sum of the maximum number of shares issuable upon conversion of the Notes. The Registration Rights Agreement requires the Company to file the registration statement within 30 days after the Closing Date and to have the registration statement declared effective 90 days after the Closing Date (or 120 days after the Closing Date if the registration statement is subject to review by the Securities and Exchange Commission).

The Registration Rights Agreement provides for the payment of liquidated damages of one and one-half percent (1.5%) of the product of (x) the number of shares of common stock required by the Registration Rights Agreement to be included in the registration statement and (y) the Closing Sale Price as of the Trading Day immediately prior to the date a Registration Delay Payment, defined as the failure to file the registration statement in the time required, the failure to have the registration statement declared effective in the time required, the failure to maintain the effectiveness of the registration statement or the failure to keep current public information in the marketplace.

The Company is required to keep the registration statement effective (and the prospectus contained therein available for use) pursuant to Rule 415 for resales on a delayed or continuous basis at then-prevailing market prices at all times until the earlier of (i) the date as of which the holders of the Notes may sell all of the common stock issuable pursuant thereto without restriction pursuant to Rule 144 or (ii) the date on which all of the common stock covered by the registration statement shall have been sold.

Investor Note

The Investor Note is payable in full on December 7, 2017. The Investor’s obligation to pay the Company the Purchase Price Balance pursuant to the Investor Note is secured by $3 million, in the aggregate, in cash or cash equivalents. The Investor may, at its option at any time after September 28, 2016, voluntarily prepay the Investor Note, in whole or in part. The Investor Note is also subject to mandatory prepayment, in whole or in part, upon the occurrence of one or more of the following mandatory prepayment events:

(1) Mandatory Prepayment upon Conversion of Note – At any time the Investor has converted $1,301,075 or more in principal amount of the Note, the Investor will be required to prepay the Investor Note, on a dollar-for-dollar basis, for each subsequent conversion of the Note.

(2) Mandatory Prepayment upon Mandatory Prepayment Notices – The Company may require the Investor to prepay the Investor Note by delivering a mandatory prepayment notice to the Investor, subject to (i) the satisfaction of certain equity conditions, and (ii) the Investor’s receipt of a valid written notice by the Company electing to effect a mandatory conversion of Restricted Principal (defined as $3 million of the principal amount of the Notes), not in excess of the Maximum Mandatory Share Amount or the Maximum Mandatory Conversion Amount.

Placement Agent Note and Warrants

The Company also issued a Senior Secured Convertible Note (the “Placement Agent Note”) to the placement agent, in lieu of the placement agent’s cash fee. The aggregate principal amount of the Placement Agent Note is $80,000. Unless earlier converted or redeemed, the Note matures 15 months from the date it was issued. The Placement Agent Note bears interest at a rate of 6% per annum, subject to an increase to 12% during the first 30 days following the occurrence and continuance of an Event of Default and to 18% thereafter. Interest on the Placement Agent Note will be payable in arrears commencing on December 1, 2016 and quarterly thereafter, beginning on January 1, 2017 and, so long as certain conditions have been satisfied, may be paid in shares of common stock at the Company’s option. The Company may also elect to pay interest in whole or in part in cash. Interest on the Note is computed on the basis of a 360-day year. The remaining terms are similar to those of the Notes described above.

In addition to issuing the Placement Agent Note, the Company issued a 5-year warrant (the “Placement Agent Warrant”) as partial payment for the placement agent’s services. The Placement Agent Warrant allows the purchase of 9,908 shares of the Company’s common stock at an exercise price of $9.36 per share. If, after the first anniversary of the Closing Date, there is no effective registration statement registering, or no current prospectus available for, the resale of the Warrant Shares by the placement agent, then the Placement Agent Warrant may also be exercised, in whole or in part, by means of a “cashless exercise”.

If the Company issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the exercise price then in effect, the exercise price of the Warrant will be decreased to equal such lesser price. Upon each such adjustment, the number of the shares of the Company’s common stock issuable upon exercise of the Warrant will increase proportionately. The Company accounted for such provision as a derivative liability and recognized the fair value at issuance. At each balance sheet date, the feature is re-valued and the corresponding change in fair value is recorded in other income and expense.

Zone Note

On the Closing Date, the Company used $750,000 of the proceeds from the sale of the Notes to provide, through its newly formed wholly-owned subsidiary, HMNY Zone Loan LLC, a senior secured loan to Zone, secured by all of Zone’s assets. The remainder of the proceeds was used for general corporate purposes. The Zone note is due on the earlier of September 7, 2017 or upon the date the Notes become due. The Zone note bears interest at a rate of 6%.

On October 25, 2016, the Company entered into an Amendment to Promissory Note and Security and Pledge Agreement whereby the Company increased its senior secured loan to Zone by $383,305, thereby increasing the principal amount of the Zone note to a total of $1,133,305. The amended note continues to be secured by a first priority lien on all of Zone’s assets pursuant to the Security and Pledge Agreement, dated as of September 7, 2016, between Zone and HMNY Zone Loan LLC.

Activity:

Following is an analysis of the activity in the Notes and the Investor Notes during the nine months ended September 30, 2016:

Amount
Balance at December 31, 2015	$-
Issuance of Notes during the period	4,381,075
Right of setoff of the Investor Notes	(3,000,000)
Debt discount	(1,381,075)
Accretion of debt discount	41,037

Balance at September 30, 2016	$41,037

Under ASC 210-20-45-1, management offset the Notes by the Investor Notes yet to be funded.

The funded and unfunded portion of the Investor Note consists of the following at September 30, 2016:

September 30, 2016
Investor notes - Available funding (subject to limitations)	$3,000,000
Unfunded amount of investor notes	(3,000,000)

Investor notes - funded (prior to any repayments)	$-

During the period October 1, 2016 through November 18, 2016, the Company received an additional $2,000,000 in proceeds from the Investor Notes.

6)	FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES MEASURED ON A RECURRING BASIS:

Level 3 Financial Liabilities - Derivative conversion features and warrant liabilities

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of September 30, 2016:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative liability - warrants	$74,444	$-	$-	$74,444	$74,444
Derivative liability – conversion feature	$1,417,504	$-	$-	$1,417,504	$1,417,504

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of December 31, 2015:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$-	$-	$-	$-	$-

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended September 30, 2016:

Fair Value Measurement Using Level 3 Inputs
Total
Balance, January 1, 2016	$-
Purchases, issuances and settlements	1,893,651
Change in fair value of derivative liabilities	(401,703)
Balance, September 30, 2016	$1,491,948

The fair value of the derivative conversion features and warrant liabilities as of September 30, 2016 were calculated using a lattice binomial option model valued with the following weighted average assumptions:

Dividend Yield		0%
Expected Volatility	154.0	-	190.1%
Risk free interest rate		1.12%
Contractual term (in years)	1.15	-	5.0
Exercise price	$8.075	-	9.36

Changes in the unobservable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments. The significant unobservable input (probability of a down round event) used in the fair value measurement is the estimation of the likelihood of the occurrence of a change in the contractual terms of the financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

7)	STOCK BASED COMPENSATION:

The Company has a stock based compensation plan, which is described as follows:

On March 3, 2014, the Board of Directors terminated the Company’s 1997 Stock Option and Award Plan and approved and adopted the Helios and Matheson Analytics Inc. 2014 Equity Incentive Plan (the “2014 Plan”) which the Company’s shareholders approved at the annual shareholders meeting held on May 5, 2014. There were no shares outstanding under the 1997 Stock Option and Award Plan. The 2014 Plan sets aside and reserves 400,000 shares of the Company’s common stock for grant and issuance in accordance with its terms and conditions. Persons eligible to receive awards from the 2014 Plan include employees (including officers and directors) of the Company and its affiliates, consultants who provide significant services to the Company or its affiliates and directors who are not employees of the Company or its affiliates (the “Participants”). The 2014 Plan permits the Company to issue to Participants qualified and/or non-qualified options to purchase the Company’s common stock, restricted common stock, performance units and performance shares. The 2014 Plan will terminate on March 3, 2024. The Compensation Committee of the Company’s Board of Directors has been appointed as the committee responsible for administration of the 2014 Plan and has the sole discretion to determine which Participants will be granted awards and the terms and conditions of the awards granted. Through the date of filing of this Form 10-Q no awards have been granted under the 2014 Plan. Effective November 7, 2016 the plan was amended to include a total of 1,125,000 shares of common stock to be issued under the Employee Stock Option Plan

8)	CONCENTRATION OF CREDIT RISK:

The revenues of the Company’s top four customers represented approximately 90% of the revenues for the nine month period ended September 30, 2016. The revenues of the Company’s top four customers represented approximately 90.4% of revenues for the same period in 2015. No other customer represented greater than 10% of the Company’s revenues for such periods. The Company continues its effort to broaden its customer base in order to mitigate this risk.

One of the Company’s clients, while continuing the engagement under a Master Services Agreement, issued a notice to terminate, as of May 15, 2016, the arrangement for use of the Offshore Development Center (ODC) provided to the client by the Company. However the ODC, together with all of the employees, is now being utilized by another company (although not one of the Company’s clients), thus ensuring that no additional expenses are incurred by the Company with respect to the ODC. For the nine months ended September 30, 2016 and 2015, revenue generated from use of the ODC was approximately $1.80 million and $2.54 million, respectively. For the full-year 2016 and 2015 the total revenue generated from use of the ODC was approximately $1.80 million and approximately $3.57 million, respectively. There can be no assurance that the Company will be able find other clients to make up for the annual revenue shortfall that resulted from the termination of this relationship.

9)	CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The Company’s commitments at September 30, 2016 are comprised of the following:

Contractual Obligations	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating Lease Obligations
Rent (1)	91,607	91,607	-	-	-
Total	$91,607	$91,607	$-	$-	$-

(1) The Company has a New York facility with a lease term expiring April 30, 2017.

As of September 30, 2016, the Company does not have any “Off Balance Sheet Arrangements”.

10)	TRANSACTIONS WITH RELATED PARTIES

Maruthi Consulting Inc. (A subsidiary of Helios and Matheson Parent )

The Company has provided consulting services to Maruthi Consulting Inc. The amount receivable for the consulting services as of September 30, 2016 was approximately $61,000 and as of December 31, 2015 was approximately $61,000.

The Company has also procured services from Maruthi Consulting Inc. The amount payable as of September 30, 2016 was approximately $2,000 and as of December 31, 2015 was approximately $2,000.

The Company did not have any transactions with Maruthi Consulting Inc. during the nine months ended September 30, 2016.

Helios and Matheson IT (Bangalore) Ltd. (A subsidiary of Helios and Matheson Information Technology Ltd.)

During the quarter ending on September 30, 2016, the Company’s Indian subsidiary obtained professional services from Helios and Matheson IT (Bangalore) Ltd. which is a subsidiary of Helios and Matheson Information Technology Ltd., formerly the Company’s parent. An amount of $178,820 has been included in the Company’s operating expenses during the quarter ending September 30, 2016.

11)	WARRANTS:

On September 7, 2016, in conjunction with the issuance of the Notes, the Company issued warrants to purchase 9,908 shares of the Company’s common stock to Palladium Capital Advisors LLC. The warrants are exercisable for five years at an exercise price of $9.36 per share.

The following is a summary of the Company’s stock warrant activity during the nine months ended September 30, 2016:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding - January 1, 2016	-	$-	-
Granted	9,908	9.36	5
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding – September 30, 2016	9,908	$9.36	4.98
Exercisable – September 30, 2016	9,908	$9.36	4.98

At September 30, 2016, the total intrinsic value of warrants outstanding and exercisable was $0.

12)	SUBSEQUENT EVENTS

Agreement and Plan of Merger with Zone Technologies, Inc.

On July 7, 2016 , the Company, Zone Acquisition, Inc., a Nevada corporation and wholly owned subsidiary of the Company (“Sub”), and Zone Technologies, Inc., a privately held Nevada corporation (“Zone”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), as amended, pursuant to which Sub was to merge with and into Zone, with Zone surviving as the Company’s wholly owned subsidiary (the “Merger”), subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement. On November 9, 2016 (the “Closing Date”), the Merger was consummated. On the Closing Date the Company issued 1,740,000 shares of the Company’s common stock as merger consideration, which represented an exchange ratio of 0.174 shares of the Company’s common stock for each share of Zone common stock outstanding.

Nasdaq Hearing Panel’s Decision on Continued Listing.

On July 25, 2016, the Company received written notification that the Nasdaq Hearings Panel (the “Panel”) granted the Company’s request for continued listing on The Nasdaq Stock Market, subject to the fulfillment of certain conditions, with the final condition being that the Company shall have publicly announced and informed the Panel, on or before November 15, 2016, that the merger with Zone and a capital raising transaction were complete and, as a result, the Company has stockholders’ equity above $2.5 million. As a result of consummating the Merger, the Company believes it currently has stockholders’ equity in excess of $2.5 million and is therefore compliant with Nasdaq Rule 5550(b). The Company is awaiting Nasdaq’s formal confirmation that it satisfies all requirements for continued listing on The Nasdaq Capital Market.

Conversion of Notes

On November 15, 2016 (the “Execution Date”), the Company and the Investor agreed to reduce the Conversion Price, as defined in the Convertible Notes, of $1 million in aggregate principal amount of the Convertible Notes to (A) with respect to $100,000 in aggregate principal amount of the Convertible Note converted on the Execution Date and any conversions occurring on November 16, 2016, $4.51 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) and (B) thereafter, with respect to the remaining Convertible Note then outstanding, the Alternate Conversion Price, as defined in the Convertible Notes (except with “80%” replacing “87%” in such definition in the Convertible Notes).

To date, the Investor has converted a total of $3,401,075 in principal and $32,412.20 in accrued interest into 658,929 shares of the Company’s common stock.

Subsequent to November 15, 2016, The Investor paid the Company $2 million towards the Purchase Price Balance,

 Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 throughout and in particular in the discussion at Item 2 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks, including those discussed in the risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 which have been incorporated into this report by reference, and those risks discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:

●	our capital requirements and whether we will be able to raise capital when we need it;

●	changes in local, state or federal regulations that will adversely affect our business;

●	our ability to sell our products and services;

●	our ability to successfully integrate the operations of Zone Technologies, Inc. with our operations;

●	our ability to successfully market and sell the RedZone map technology;

●	whether we will continue to receive the services of certain officers and directors;

●	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and

●	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

We do not intend to update forward-looking statements. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and related notes included at Part I, Item 1 this report as well as our audited 2015 consolidated financial statements and related notes included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2015. In addition to historical information, the discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements. See the discussion above titled “Forward Looking Statements”.

Overview

Helios and Matheson Analytics Inc., referred to herein as “Helios and Matheson”, the “Company”, “we”, “us” and “our”, provides high quality information technology (“IT”) consulting solutions, custom application development and analytics services to Fortune 1000 companies and other large organizations. The Company is headquartered in New York, New York and has a subsidiary in Bangalore, India.

For the nine months ended September 30, 2016 and September 30, 2015, approximately 95% of the Company's consulting services revenues were generated from clients under time and materials engagements with the remainder generated under fixed-price engagements. The Company has established standard-billing guidelines for consulting services based on the types of services offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a weekly and monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.

The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. For the nine months ended September 30, 2016 and 2015, gross margin was 30.1% and 26.8% respectively.

The Company actively manages its personnel utilization rates by monitoring project requirements and timetables. The Company’s utilization rate for the three months ending September 30, 2016 and September 30, 2015 was approximately 98% and 99% respectively. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in the Company’s training programs in order to expand their technical skill sets.

Our goal is to realize consistent growth and competitive advantage through the following strategic initiatives:

Expand Existing Client Market Share. We are endeavoring to expand our penetration and market share within our existing client base through client focused sales and marketing initiatives allowing us to offer existing clients a broad suite of technology and analytics services.

Expand Client Base. One of our goals is to expand our client base, particularly in the financial services sector. We are endeavoring to broaden the geography of our client base by offering services to many of our existing clients in their offices outside New York and New Jersey and using such contacts as a gateway into new geographies. During the second quarter of 2016, we began working with credit unions in Silicon Valley, California to transform their current systems to include data analytics and insights that will enhance the customer experience and modernize their legacy systems. We are also working with Terafina to implement an Omni Channel Sales and Service platform for the largest credit union in southeastern Washington state to help grow the credit union’s membership and enhance its relationships with its existing members.

Global Delivery. We are dedicated to providing a flexible delivery model to our clients, which allows for dynamically configurable “right shoring” of service delivery based on each client’s needs.

Operational Efficiency. We keep a tight rein on discretionary expenditures and selling, general and administrative expenses to enhance our competitiveness.

Merger with Zone Technologies, Inc. Through the merger with Zone Technologies, Inc., discussed below, we intend to leverage our artificial intelligence capabilities and deep learning and analytics expertise to enable RedZone Map, a fully functioning app available in the App Store, to further enhance and expand its crime mapping capabilities globally. We believe that integrating our technology with RedZone Map will allow for a faster, more accurate and more precise mapping application. We intend to employ the latest tools to ingest crime data and to classify, normalize and unify the data as single source of truth (SSOT) to be analyzed using deep machine learning and artificial intelligence techniques to generate context related signals and draw insights.

Recent Developments

Merger with Zone Technologies, Inc.

On November 9, 2016 (the “Closing Date”), the Company completed its previously disclosed merger (the “Merger”) with Zone Technologies, Inc. (“Zone”) pursuant to the Agreement and Plan of Merger, dated as of July 7, 2016, entered into by the Company, Zone Acquisition, Inc. and Zone, as amended by the Waiver and First Amendment to Agreement and Plan of Merger dated as of August 25, 2016 and the Acknowledgment of Satisfaction of Condition and Second Amendment to Agreement and Plan of Merger, dated as of September 21, 2016.

On the Closing Date the Company issued 1,740,000 shares of the Company’s common stock as merger consideration, which represented an exchange ratio of 0.174 shares of the Company’s common stock for each share of Zone common stock outstanding, and Zone Acquisition, Inc., the Company’s wholly-owned subsidiary, was merged into Zone, with Zone surviving the Merger as the Company’s wholly-owned subsidiary.

Zone is the developer of the proprietary “RedZone Map”, a GPS-driven, real-time crime and navigation map application the goal of which is to enhance personal safety worldwide by providing users with real time crime data and a platform for alerting other users to criminal and other safety related occurrences in a navigation map format. Zone’s mapping lets users be pro-active when traveling, allowing them to enter a number of different cautionary items such as traffic problems, police sightings, road hazards, accidents and road closures. It also allows users to report a crime and to video upload live incidents.

Sale of Senior Secured Convertible Notes

On September 7, 2016, pursuant to a Securities Purchase Agreement entered into by the Company with an institutional investor (the “Investor”) and Palladium Capital Advisors LLC (“Palladium, and collectively with the Investor, the “Buyers”), the Company sold and issued Senior Secured Convertible Notes (the “Convertible Notes”) to the Buyers in the aggregate principal amount of $4,381,075 for consideration consisting of (i) a cash payment by the institutional investor in the amount of $1,000,000 together with a secured promissory note (the “Investor Note”) payable by the institutional investor to the Company in the principal amount of $3,000,000. The Notes included an original issue discount of $301,075. In addition to issuing a Convertible Note, the Company issued a 5-year warrant to Palladium as partial payment for its placement agent services. The warrant allows Palladium to purchase 9,908 shares of the Company’s common stock at an exercise price of $9.36 per share.

Unless earlier converted or redeemed, the Convertible Notes mature 15 months from the date they were issued and bear interest at a rate of 6% per annum, subject to an increase to 12% during the first 30 days following the occurrence and continuance of an Event of Default, as defined in the Convertible Notes, and to 18% thereafter.

The Investors may, at any time, elect to convert the Convertible Notes into shares of the Company’s common stock at a conversion price (the “Conversion Price”), subject to certain beneficial ownership limitations. The Conversion Price is $8.075. The Company may, with the consent of the Investor, reduce the then-current Conversion Price to any amount equal to or greater than the Floor Price ($4.00) for any period of time deemed appropriate by the Company’s Board of Directors. On October 24, 2016, pursuant to Section 7(e) of the Convertible Notes, the Company notified the Investor that the Company desired to permanently lower the Conversion Price from $8.075 to the lower of (a) $5.75 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) and (b) the Alternate Conversion Price in effect, from time to time, effective upon the Investor’s voluntary prepayment to the Company of $1,000,000 under the Investor Note.

The Buyers also have the right to convert the Convertible Notes into shares of the Company’s common stock at the Alternate Conversion Price, subject to certain beneficial ownership limitations. The Alternate Conversion Price is defined as the lowest of (i) the applicable Conversion Price as in effect on the applicable conversion date of the applicable Alternate Conversion, (ii) the greater of (I) the Floor Price ($4.00) and (II) 87% of the quotient of (x) the sum of the volume weighted average price of the Company’s common stock for each of the five consecutive trading days ending and including the trading day immediately preceding the delivery or deemed delivery of the applicable conversion notice, divided by (y) five.

To date, the Investor has converted a total of $3,401,075 in principal and $32,412 in accrued interest into 658,929 shares of the Company’s common stock.

The Company and HMNY Zone Loan LLC, the Company’s wholly-owned subsidiary, each entered into a Security and Pledge Agreement in favor of the Investor as Collateral Agent.

HMNY Zone Loan LLC also provided a Guaranty to the Investor as Collateral Agent whereby HMNY Zone Loan LLC guarantees the punctual payment of all obligations that accrue after the commencement of any insolvency proceeding of the Company.

Under the terms of a Registration Rights Agreement with the Investor, the Company was required to register for resale the shares of common stock that are issuable upon conversion of the Convertible Notes, additional shares that could be used as payment of monthly interest plus an additional number of shares so that the total number of shares of common stock registered equals 125% of the sum of the maximum number of shares issuable upon conversion of the Convertible Notes. The registration statement was filed on September 23, 2016 and declared effective by the Securities and Exchange Commission on October 24, 2016.

On November 15, 2016 (the “Execution Date”), the Company and the Investor agreed to reduce the Conversion Price of $1 million in aggregate principal amount of the Convertible Notes to (A) with respect to $100,000 in aggregate principal amount of the Convertible Note converted on the Execution Date and any conversions occurring on November 16, 2016, $4.51 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) and (B) thereafter, with respect to the remaining Convertible Note then outstanding, the Alternate Conversion Price, as defined in the Convertible Notes (except with “80%” replacing “87%” in such definition in the Convertible Notes).

The foregoing discussion is not complete and is qualified in its entirety by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on September 8, 2016, which is incorporated herein by reference.

Loans made to Zone

On September 7, 2016 and October 25, 2016, Zone executed promissory notes in the amounts of $750,000 and $383,305, respectively, in favor of HMNY Zone Loan LLC, the Company's wholly-owned subsidiary. The promissory notes are secured by a first priority lien on all of Zone’s assets pursuant to the Security and Pledge Agreement, dated as of September 7, 2016, between Zone and HMNY Zone Loan LLC.

Change in Controlled Company Status

Following the Merger, the Company ceased to be a Controlled Company, as defined in Rule 5615(c)(1) of the rules of The Nasdaq Stock Market.

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

Revenue Recognition

Consulting revenues are recognized as services are provided. The Company primarily provides consulting services under time and material contracts, whereby revenue is recognized as hours and costs are incurred. Customers for consulting revenues are billed on a weekly, semi-monthly or monthly basis. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs. Any anticipated contract losses are estimated and accrued at the time they become known and estimable. Revenues from recruitment process outsourcing, or RPO, services are recorded when the service is performed. Unbilled accounts receivables represent amounts recognized as revenue based on services performed in advance of customer billings. Revenue from sales of software licenses is recognized upon delivery of the software to a customer because future obligations associated with such revenue are insignificant.

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

Derivative Instruments

The Company evaluates its convertible notes and warrants to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Paragraph 815-10-05-4 of the FASB Accounting Standards Codification and Paragraph 815-40-25 of the Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current to correspond with its host instrument.

The Company marks to market the fair value of the remaining embedded derivative warrants at each balance sheet date and records the change in the fair value of the remaining embedded derivative warrants as other income or expense in the statements of operations.

The Company utilizes the lattice binomial model that values the liability of the debt conversion feature derivative financial instruments and derivative warrants based on a probability of a down round event. The reason the Company selected the lattice binomial model is that in many cases there may be multiple embedded features or the features of the bifurcated derivatives may be so complex that a Black-Scholes valuation does not consider all of the terms of the instrument. Therefore, the fair value may not be appropriately captured by simple models. In other words, simple models such as Black-Scholes may not be appropriate in many situations given the complex features and terms of conversion option (e.g., combined embedded derivatives). The lattice binomial model is based on future projections of the various potential outcomes. The features that are analyzed and incorporated into the model include the exercise and full reset features. Based on these features, there are two primary events that can occur; the holder exercises the derivative instrument or the derivative instrument is held until it expires. The binomial model analyzes the underlying economic factors that influence which of these events would occur, when they are likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, exercise price, volatility, etc.). Projections are then made on the underlying factors which lead to potential scenarios. Probabilities are assigned to each scenario based on management projections. A discounted weighted average cash flow over the various scenarios is completed to determine the value of the derivative instrument.

The Company marks to market the fair value of the remaining embedded derivative warrants at each balance sheet date and records the change in the fair value of the remaining embedded derivative warrants as other income or expense in the statements of operations.

The Company utilizes the lattice binomial model that values the liability of the debt conversion feature derivative financial instruments and derivative warrants based on a probability weighted discounted cash flow model with the assistance of the third party valuation firm. The reason the Company selected the lattice binomial model is that in many cases there may be multiple embedded features or the features of the bifurcated derivatives may be so complex that a Black-Scholes valuation does not consider all of the terms of the instrument. Therefore, the fair value may not be appropriately captured by simple models. In other words, simple models such as Black-Scholes may not be appropriate in many situations given the complex features and terms of conversion option (e.g., combined embedded derivatives). The lattice binomial model is based on future projections of the various potential outcomes. The features that are analyzed and incorporated into the model include the exercise and full reset features. Based on these features, there are two primary events that can occur; the holder exercises the derivative instrument or the derivative instrument is held until it expires. The binomial model analyzes the underlying economic factors that influence which of these events would occur, when they are likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, exercise price, volatility, etc.). Projections are then made on the underlying factors which lead to potential scenarios. Probabilities are assigned to each scenario based on management projections. This leads to a cash flow projection and a probability associated with that cash flow. A discounted weighted average cash flow over the various scenarios is completed to determine the value of the derivative instrument.

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

Results of Operations

The following table sets forth the percentage of revenues of certain items included in the Company’s Statement of Operations and Comprehensive Loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	65.7%	69.7%	69.9%	73.2%
Gross profit	34.3%	30.3%	30.1%	26.8%
Operating expenses	43.20%	27.0%	37.1%	24.0%
(Loss)/Income from operations	(8.9)%	3.3%	(7.1)%	2.8%
Allowance for assets	0.0%	(95.3)%	0.0%	(31.8)%
Other Income/(expense)	44.6%	0.1%	(13.6)%	0.1%
Income Tax	0.2%	0.1%	0.7%	0.1%
Net (loss)/income	(53.7)%	(92.0)%	(21.4)%	(29.0)%

Comparison of the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015

Revenues. Revenues for the three months ended September 30, 2016 and September 30, 2015 were approximately $1.72 million and $2.5 million respectively. The decrease was primarily attributable to a decrease in the number of onshore consultants, who are billed at a higher hourly rate, and also due to the termination, in May 2016, of a contract for delivery of offshore services with one of the Company’s major clients.

Gross Profit. The resulting gross profit for the three months ended September 30, 2016 was $590,424 as compared to $746,106 for the three months ended September 30, 2015. As a percentage of total revenues, gross margin for the three months ended September 30, 2016 was 34.3% compared to 30.3% for the three months ended September 30, 2015. The increase in gross margin percentage is due to an increase in high margin consulting and fixed price project revenue.

Operating Expenses. Operating expenses are comprised of selling, general and administrative expenses and depreciation and amortization. Operating expenses for the three months ended September 30, 2016 were $743,781 as compared to $664,437 for the same period in 2015. The increase in SG&A expenses for the period resulted from an increase in professional services, certification fees and expenses incurred by the subsidiary based in India.

Taxes. Tax provisions for the three months ended September 30, 2016 and September 30, 2015 were $3,000 and are comprised exclusively of minimum state taxes.

Net Loss. As a result of the above, the Company had a net loss of ($923,670) or ($0.40) per basic and diluted share for the three months ended September 30, 2016 as compared to net loss of approximately ($2.3 million) or ($0.97) per basic and diluted share for the three months ended September 30, 2015. The Company’s loss for the three months ended September 30, 2015 resulted from the decision to provide for a reserve in its September 30, 2015 financial statements in the amount of $2.344 million due to an uncertainty relating to the ability of Helios and Matheson Information Technology Ltd. (“HMIT”), formerly the Company’s parent, to immediately (i) return the security deposit, in the amount of $2 million, held by HMIT in connection with the Memorandum of Understanding entered into between the Company and HMIT in September 2010, and (ii) pay approximately $344,000 in reimbursable expenses, and advances relating to the Company’s operations in India and the Professional Services Agreement entered into between the Company and HMIT in August 2014.

Comparison of the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015

Revenues. Revenues for the nine months ended September 30, 2016 were approximately $5.6 million compared to $7.4 million for the nine months ended September 30, 2015. The decrease was primarily attributable to a decrease in the number of onshore consultants, who are billed at a higher hourly rate, and also due to the termination, in May 2016, of a contract for delivery of offshore services with one of the Company’s major clients.

Gross Profit. Gross profit for the nine months ended September 30, 2016 was approximately $1.7 million as compared to approximately $2.0 million for the nine months ended September 30, 2015. As a percentage of total revenues, gross margin for the nine months ended September 30, 2016 was 30.1% compared to 26.8% for the nine months ended September 30, 2015. The increase in gross margin percentage is due to an increase in high margin consulting and fixed price project revenue.

Operating Expenses. Operating expenses are comprised of selling, general and administrative expenses and depreciation and amortization. Operating expenses for the nine months ended September 30, 2016 and nine months ended September 30, 2015 were approximately $2.08 million and $1.77, million respectively. The increase in SG&A expenses for the period resulted from an increase in professional services, merger related expenses and expenses incurred by the subsidiary based in India.

Taxes. Tax provisions for the nine months ended September 30, 2016 and nine months ended September 30, 2015 were $37,247 and $9,000, respectively. Tax for the period ended September 30, 2016 was comprised of minimum state taxes and a provision for tax in respect of taxes incurred by the Company’s Indian subsidiary. Tax for the period ended September 30, 2015 was comprised of minimum state taxes.

Net Loss. As a result of the above, the Company had a net loss of ($1,198,325) or ($0.51) per basic and diluted share for the nine months ended September 30, 2016 compared to net loss of approximately ($2.14 million) or $(0.92) per basic and diluted share for the nine months ended September 30, 2015. The Company’s loss for the nine months ended September 30, 2015 resulted from the decision to provide for a reserve in its September 30, 2015 financial statements in the amount of $2.344 million due to an uncertainty relating to the ability of Helios and Matheson Information Technology Ltd. (“HMIT”), formerly the Company’s parent, to immediately (i) return the security deposit, in the amount of $2 million, held by HMIT in connection with the Memorandum of Understanding entered into between the Company and HMIT in September 2010, and (ii) pay approximately $344,000 in reimbursable expenses, and advances relating to the Company’s operations in India and the Professional Services Agreement entered into between the Company and HMIT in August 2014.

Liquidity and Capital Resources

The Company's cash balances were approximately $1.2 million at September 30, 2016 and $900,000 at December 31, 2015. Net cash provided by operating activities for the nine months ended September 30, 2016 was approximately $39,578 compared to ($368,602) of cash used in operating activities for the nine months ended September 30, 2015.

The Company's accounts receivable, less allowance for doubtful accounts, at September 30, 2016 and at December 31, 2015 were approximately $1.03 million and $1.39 million, respectively, representing 54 days of sales outstanding (“DSO”) respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.

For the nine months ended September 30, 2016 net cash used in investing activities was $749,133 while net cash used in investing activities for the nine months ended September 30, 2015 was $3,129. The increase was primarily attributable to a $750,000 loan made to Zone.

For the nine months ended September 30, 2016 net cash provided by financing activities was $1,000,000 and there were no cash flows from financing activities for the nine months ended September 30, 2015.

In management's opinion, cash generated from operations and existing cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months.

Off Balance Sheet Arrangements

As of September 30, 2016, the Company does not have any off balance sheet arrangements.

Contractual Obligations and Commitments

The Company’s commitments at September 30, 2016 are reflected and further detailed in the Contractual Obligation table located in Part I, Item 1, Note 7 of this Form 10-Q.

Inflation

The Company has not suffered material adverse effects from inflation in the past. However, a substantial increase in the inflation rate in the future may adversely affect customers’ purchasing decisions, may increase the costs of borrowing or may have an adverse impact on the Company’s margins and overall cost structure.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014 15, Presentation of Financial Statements- Going Concern.  The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-300-Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption, which has been deleted. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the consolidated financial statements.

In April 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016–09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share–based payments and affect all organizations that issue share–based payment awards to their employees. Several aspects of the accounting for share–based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

During January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is not permitted with the exception of certain provisions related to the presentation of other comprehensive income. The adoption of ASU 2016-01 is not expected to have a material impact on our financial position, results of operations or cash flows.

In February 2016, FASB issued ASU No. 2016–02 “Leases” (topic 842), which creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the new pronouncement on its financial statements.

In March 2016, the FASB issued ASU No. 2016-06, “Contingent Put and Call Option in Debt Instruments” (“ASU 2016-06”). ASU 2016-06 is intended to simplify the analysis of embedded derivatives for debt instruments that contain contingent put or call options. The amendments in ASU 2016-06 clarify that an entity is required to assess the embedded call or put options solely in accordance with the four-step decision sequence. Consequently, when a call (put) option is contingently exercisable, an entity does not have to initially assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. The amendments in ASU 2016-06 take effect for public business entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016–01 to have a significant impact on its financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures. As of September 30, 2016, we carried out an evaluation, under the supervision of and with the participation of our Principal Executive Officer and our Interim Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Interim Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Principal Executive Officer and Interim Principal Financial Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective. The Company’s system of internal controls did not effectively ensure completeness and accuracy with regard to the accounting of complex instruments and disclosure of related party transactions.

Changes in internal control. During the quarter covered by this report, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

On August 24, 2016, 3839 Holdings LLC (“3839 Holdings”) filed a summons and complaint against Theodore Farnsworth (“Mr. Farnsworth”), Highland Holdings Group, Inc. (“HHGI”) and Zone Technologies, Inc. (“Zone”), collectively referred to as the “Defendants”. The claims arise out of 3839 Holdings’ purchase of a 10% interest in HHGI and an unsuccessful real estate investment by HHGI. The Complaint asserts claims for: (i) breach of contract, breach of the implied covenant of good faith and fair dealing and breach of fiduciary duty against Mr. Farnsworth and HHGI; (ii) unjust enrichment against Mr. Farnsworth and Zone; (iii) fraudulent conveyance against all of the Defendants; and (iv) alter ego liability against Mr. Farnsworth for HHGI’s obligations. The suit also seeks, as part of any final relief it may obtain after trial, an injunction against the merger between Zone and the Company, along with an award of attorneys’ fees. The Complaint does not request any preliminary injunctive relief regarding the merger.

Item 1A. Risk Factors

We incorporate herein by reference the risk factors included under Item 1A. of our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 28, 2016. In addition to the risks factors included in our Form 10-K, we are subject to the following risks:

The merger with Zone involves risks associated with acquisitions and integrating the acquired business of Zone and the intended benefits of the Merger may not be realized.

The merger with Zone involves risks associated with acquisitions and integrating the acquired business of Zone into our existing operations, including, but not limited to, the failure of Zone to perform as well as we anticipate and unexpected costs, delays, and challenges may arise in integrating Zone into our existing operations.

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

Prior to the announcement of the merger with Zone, there was not an active market for our common stock and there were several days during the period from January 1, 2016 to the announcement of the merger on June 6, 2016 when there were no reported trades of shares of our common stock. The day following the announcement of the merger, the sale price of our common stock increased to a high of $15.56 and over 15.8 million shares were traded. Since that date, both the price and the trading volume of shares of our common stock have declined. A lack of an active market may impair the ability of our stockholders to sell shares at the time they wish to sell them or at a price that they consider reasonable. The lack of an active market may also reduce the market value of our shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.

The market price of our common stock may decline as a result of the merger with Zone.

The market price of our common stock may decline as a result of the merger with Zone if, among other things, we are unable to achieve growth in earnings or if we do not otherwise achieve the anticipated benefits of the merger as rapidly or to the extent anticipated by investors in our common stock or if the effect of the merger on our financial results is not consistent with the expectations of investors in our common stock.

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

For the nine months ended September 30, 2016 we sustained net losses and we expect to incur net losses in the near term.

We incurred a net loss of approximately $1.2 million for the nine months ended September 30, 2016. Following the merger and because of the numerous risks and uncertainties associated with the research, development and commercialization efforts related to Zone’s technology and the growth of our historical business, we expect losses for the combined company to continue in the near term. These losses have had, and will continue to have, an adverse effect on our working capital, total assets and stockholders’ equity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosure

Not Applicable

Item 5.  Other Information

Not Applicable

Item 6. Exhibits

(a)     Exhibits

2.1

Agreement and Plan of Merger by and among Helios and Matheson Analytics Inc., Zone Acquisition, Inc. and Zone Technologies, Inc., incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2016.

2.2

Waiver and First Amendment to Agreement and Plan of Merger, incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2016.

2.3

Acknowledgement of Satisfaction of Condition and Second Amendment to Agreement and Plan of Merger, incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2016.

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

3.2	Bylaws of Helios and Matheson Analytics Inc., incorporated by reference to Exhibit 3.2 to the Form 10-K, as previously filed with the SEC on March 31, 2010.

10.1	Securities Purchase Agreement dated September 7, 2016, incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2016.

10.2

Form of Senior Secured Convertible Note issued by the registrant on September 7, 2014, incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2016.

10.3

Promissory Note issued by an institutional investor to the registrant on September 7, 2016, incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2016.

10.4	Registration Rights Agreement dated September 7, 2016, incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2016.

10.5

Security and Pledge Agreement dated September 7, 2016 issued by the registrant, incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2016.

10.6

Security and Pledge Agreement dated September 7, 2016 issued by HMNY Zone Loan LLC, incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2016.

10.7

Guaranty dated September 7, 2016 issued by HMNY Zone Loan LLC, incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2016.

10.8

Voting and Lockup Agreement dated September 7, 2016 between the registrant and Helios and Matheson Information Technology Ltd., incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2016.

10.9

Warrant dated September 7, 2016 and issued to Palladium Capital Advisors, LLC, incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2016.

10.10

Promissory Note issued in favor of HMNY Zone Loan LLC by Zone Technologies, Inc., incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2016.

10.11

Security and Pledge Agreement issued by Zone Technologies, Inc. in favor of HMNY Zone Loan LLC, incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2016.

10.12	Amendment to Promissory Note and Security and Pledge Agreement.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+ Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIOS AND MATHESON ANALYTICS INC.

By:	/s/ Parthasarathy Krishnan
Date: November 18, 2016	Parthasarathy Krishnan
President, Chief Executive (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer)