Form 10-K
period 2016-12-31
Helios & Matheson Analytics Inc.
filed 2017-04-14
CIK 1040792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ___________

HELIOS AND MATHESON ANALYTICS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	0-22945	13-3169913
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

Empire State Building, 350 Fifth Avenue	(212) 979-8228
New York, New York 10118	(Registrant’s Telephone Number,
(Address of Principal Executive Offices)	Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class:	Name of Exchange on which Registered:
Common stock, par value $0.01 per share	The NASDAQ Stock Market LLC

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

Large accelerated filer ☐                    Accelerated filer ☐

Non-accelerated filer ☐(Do not check if a smaller reporting company)     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $5,374,692 based on the sale price of the registrant's common stock on the NASDAQ Capital Market on the last business day of the registrant’s most recently completed second fiscal quarter.

As of April 10, 2017, there were 5,861,191 shares of the registrant’s common stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

●     our ability to integrate the operations of Zone Technologies, Inc. into our operations and our ability to successfully develop the RedZone Map™ application;

●     our ability to effectively react to other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission, such as fluctuation of quarterly financial results, reliance on third party consultants, litigation or other proceedings and stock price volatility; and

●     other uncertainties, all of which are difficult to predict and many of which are beyond our control.

We do not intend to update forward-looking statements. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

PART I

Item 1. Business

General

Since 1983, Helios and Matheson Analytics Inc. (“Helios and Matheson”, the “Company”, “we”, “us” or “our”) has provided high quality information technology, or IT, services and solutions to Fortune 1000 companies and other large organizations. The Company offers its clients an enhanced suite of services of predictive analytics with technology at its foundation enriched by data science. The Company is headquartered in New York City and has an office in Bangalore India. The Company's common stock is listed on The NASDAQ Capital Market (“NASDAQ”) under the symbol “HMNY”. Our website address is www.hmny.com. Information on our website is not a part of this report.

Change in Controlled Company Status

Prior to the merger between our wholly-owned subsidiary, Zone Acquisition, Inc. (“Zone Acquisition”), and Zone Technologies, Inc. (“Zone”), as described below, we were a controlled company as defined by Rule 5615(c)(1) of the NASDAQ Listing Rules because Helios and Matheson Information Technology Ltd., our former parent (referred to in this report as “HMIT”), was the beneficial owner of approximately 75% of our outstanding common stock. Upon consummation of the merger on November 9, 2016, we ceased to be a controlled company.

Merger with Zone Technologies, Inc.

On November 9, 2016 (the “Closing Date”), we completed the merger contemplated by the previously disclosed Agreement and Plan of Merger, dated as of July 7, 2016, among us, Zone and Zone Acquisition, as amended by the Waiver and First Amendment to Agreement and Plan of Merger dated as of August 25, 2016 and the Acknowledgment of Satisfaction of Condition and Second Amendment to Agreement and Plan of Merger, dated as of September 21, 2016 (collectively, the “Merger Agreement”).

On the Closing Date, we issued 1,740,000 shares of our common stock as merger consideration pursuant to the Merger Agreement, which represented an exchange ratio of 0.174 shares of our common stock for each share of Zone common stock outstanding, and Zone Acquisition, our wholly-owned subsidiary, was merged into Zone, with Zone surviving the merger as our wholly-owned subsidiary.

Zone is the developer of the proprietary RedZone Map, a GPS-driven, real-time crime and navigation map application whose goal is to enhance personal safety worldwide by providing users with real time crime data and a platform for alerting other users to criminal and other safety related occurrences in a navigation map format. Zone’s mapping lets users be pro-active when traveling, allowing them to enter a number of different cautionary items such as traffic problems, police sightings, road hazards, accidents and road closures. It also allows users to report a crime and to video upload live incidents.

Zone’s business model has four components. The first component is providing user access to public safety information. Zone’s goal is to enhance the personal safety of its users by providing crime data to anyone using a mobile or stationary mapping application for navigation. Zone also provides tools for examining such things as neighborhoods for possible relocation, schools to attend, travel planning and lodging selection. The second component, when implemented, will provide enterprise business solutions, such as choosing a route for trucking and delivery services based on crime mapping analytics. The third component, when implemented, will be geared towards providing law enforcement agencies with tools to better understand crime patterns and to engage with their jurisdiction(s) more meaningfully. The fourth component, when implemented, will be to work with governmental agencies using advanced mapping and geo-fencing for counter-terrorism efforts.

While RedZone Map is a fully functioning app available for free in the Apple App Store and the Google Play Store, we have not yet derived any advertising revenues from the app and we do not expect to begin to derive revenues until the second half of 2017.

Industry Background

Rapid technological advances and the wide acceptance and use of the Internet as a driving force in commerce accelerated the growth of the IT industry. These advances, including more powerful and less expensive computer technology, fueled the transition from predominantly centralized mainframe computer systems to open and distributed computing environments and the advent of capabilities such as relational databases, imaging, software development productivity tools, and web-enabled software. These advances expand the benefits that users can derive from computer-based information systems and improve the price-to-performance ratios of such systems. As a result, an increasing number of companies are employing IT in new ways, often to gain competitive advantages in the marketplace, and IT services have become an essential component of many companies’ long-term growth strategies. The same advances that have enhanced the benefits of computer systems rendered the development and implementation of such systems increasingly complex, popularizing the partnering with IT service providers like us for application development, support and related services.

In the past 6 to 8 years, we have seen a significant change in the volume, velocity and variety of data due to emerging technologies in computing power and with the proliferation and use of smart phones. This has unleashed the potential of Big Data, a collection of data sets so large and complex that it becomes difficult to process using on-hand database management tools or traditional data processing applications. The amount of data in the world is growing fast. Traditional digital databases are challenged to capture, store, search, share, analyze, and visualize this data deluge. Companies are relentlessly innovating to satisfy the increasingly demanding 21st century customer who lives many lives at once – online, mobile, global, local, blurring the lines between work and play, spoilt for choice and hungry for meaning and connection. It is now essential for businesses and IT organizations to work hand-in-hand to leverage the potential of Big Data – deepen customer engagement, realize operational efficiencies and institutionalize data driven decision making.

Strategy

We endeavor to provide high-quality, value-based offerings in the areas of application value management, application development, integration, independent validation, infrastructure and information management and analytics services. We believe that our integrated service of Big Data technology, advanced analytics, extensive domain expertise in the areas of financial services and healthcare, including engaging data visualization, empowers our clients to unlock the value of data to make better decisions. We believe that our intense focus on client satisfaction, business aware solutions and guaranteed delivery provides tangible business value to our client base across banking, financial services, insurance and healthcare verticals.

Our goal is to realize consistent growth and competitive advantage through the following strategic initiatives:

Expand Existing Client Market Share. We are endeavoring to expand our penetration and market share within our existing client base through client focused sales and marketing initiatives allowing us to offer existing clients a broad suite of technology and analytics services.

Expand Client Base. One of our goals is to expand our client base, particularly in the financial services sector. We are endeavoring to broaden the geography of our client base by offering services to many of our existing clients in their offices outside of New York and New Jersey and using such contacts as a gateway into new geographies. During the second quarter of 2016, we began working with credit unions in Silicon Valley, California to transform their current systems to include data analytics and insights that will enhance the customer experience and modernize their legacy systems. We are also working with Terafina to implement an Omni Channel Sales and Service platform for the largest credit union in southeastern Washington state to help grow the credit union’s membership and enhance its relationships with its existing members.

Global Delivery. We are dedicated to providing a flexible delivery model to our clients, which allows for dynamically configurable “right shoring” of service delivery based on each client’s needs.

Operational Efficiency. We keep a tight rein on discretionary expenditures and selling, general and administrative expenses to enhance our competitiveness.

Merger with Zone Technologies, Inc. Through the merger with Zone, we intend to leverage our artificial intelligence capabilities and deep learning and analytics expertise to enable RedZone Map to further enhance and expand its crime mapping capabilities globally. We believe that integrating our technology with RedZone Map will allow for a faster, more accurate and more precise mapping application. We intend to employ the latest tools to ingest crime data and to classify, normalize and unify the data as single source of truth (SSOT) to be analyzed using deep machine learning and artificial intelligence techniques to generate context related signals and draw insights.

Our Operations

Currently, in addition to our continuing development of our RedZone Map app, our IT services include application value management, application development, integration, independent validation, infrastructure, information management and analytics services.

Clients

Our IT clients consist primarily of Fortune 1000 companies and other large organizations. Our IT clients operate in a diverse range of industries with a concentration in the banking, financial services and automotive industries. Four of the Company’s top five clients measured by revenue for the year ended December 31, 2016 have been clients for over five years. The revenues of the Company’s top four clients represented approximately 91.3% of the revenues for the twelve-month period ended December 31, 2016 and 90.2% of the revenues for the twelve-month period ended December 31, 2015. No other client represented greater than 10% of the Company’s revenues for such periods. During 2017, the Company expects that a significant portion of its revenues will continue to come from these clients. As indicated above, the Company continues to work to expand its client base by offering services to many of its existing clients in their offices outside of New York and New Jersey and using such contacts as a gateway into new geographies.

100% and 98.5% of the Company’s revenues were derived from IT clients within the United States for the years ended December 31, 2016 and December 31, 2015, respectively.

Sales and Marketing

The Company’s IT services and solutions marketing strategy is to develop long-term mutually beneficial relationships with existing and new clients that will lead the Company to become a preferred provider of IT and data analytics services. The Company seeks to employ a “cross selling” approach where appropriate to expand the number of services utilized by a single client. Other sales and marketing methods include client referrals, networking, and attendance at conferences.

Competition

The market for IT consulting and data analytics services is intensely competitive, affected by rapid technological advances and includes a large number of competitors. The Company's competitors include the consulting divisions of the “Big Four” accounting firms, major offshore outsourcing companies, systems consulting and implementation firms, application software development firms, management consulting firms, divisions of large hardware and software companies, and niche providers of IT and data analytics services. Many of these competitors have significantly greater financial, technical and marketing resources than the Company. Competition imposes significant pricing pressures on the Company. The Company does not represent a significant competitive presence in the industry.

The Company believes that the principal competitive factors in the IT services and data analytics market include breadth of services offered, industry and technology knowledge, expertise, intellectual property, cost competitiveness, quality of service and responsiveness to client needs. A critical component of the Company’s ability to compete in the marketplace is its ability to attract, develop, motivate and retain skilled professionals.

Employees

As of December 31, 2016, the Company had 19 employees in the United States, all of whom are full-time. Twelve of these employees were technology consultants and 7 were executive, financial, sales and administrative personnel. None of the Company’s employees are represented by a labor union and the Company has never incurred a work stoppage. In addition to these employees the Company, on an as-needed basis, retains the services of independent contractors. On January 1, 2017, the Company hired 8 employees who had provided services to Zone prior to the merger.

As of December 31, 2016, the Company had 7 employees in its Indian subsidiary. These include support staff in the human resources, finance and administrative functions.

Intellectual Property Rights

Intellectual Property Rights Related to the Company’s Legacy Business

The Company relies upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom the Company licenses intellectual property, but there can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. In addition, the Company is subject to the risk of litigation alleging infringement of third-party intellectual property rights. Any such claims could require the Company to spend significant sums in litigation, pay damages, develop non-infringing intellectual property or acquire a license to the intellectual property which is the subject of the asserted infringement.

HMIT granted us a non-exclusive, perpetual, royalty-free right to use the name “Helios and Matheson” and related trademarks, service names and service marks. HMIT may terminate our right to use the name and related trademarks and service marks upon each of the following events: (i) we consummate a business combination or merger, pursuant to which we are not the surviving corporation, or we consummate a sale of all or substantially all of our assets without the consent or approval of HMIT or (ii) we file, or become a debtor subject to, a bankruptcy proceeding which proceeding or filing was not commenced by HMIT or consented to by HMIT.

All ownership rights to software developed by us in connection with a client engagement are typically assigned to the client. In limited situations, we may retain ownership or obtain a license from the client, which permits us or a third party to market the software for the joint benefit of the client and the Company or for the sole benefit of the Company.

Intellectual Property Rights Related to Zone’s Business

Zone has two trademarks registered in the European Union (Stylized Eyes Design and REDZONE MAP) and one registered trademark in the United Kingdom (Stylized Eyes Design) and has pending applications to register both trademarks in the United States and Israel and a pending application to register REDZONE MAP in the United Kingdom. The name “RedZone Map” has been registered with the State of Florida as a fictitious business name.

Seasonality

The Company’s business has not been affected by seasonality.

Government Regulation

We are not currently subject to direct regulation by any governmental agency other than laws and regulations applicable to businesses generally, such as regulations requiring a business license, federal and state anti-discrimination in employment laws and workplace safety laws and regulations.

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

RISKS ASSOCIATED WITH OUR BUSINESS

We rely on a concentrated client base for much of our revenue.

We rely on a small number of clients for a significant portion of our revenue. During the years ended December 31, 2016 and December 31, 2015, our top four clients accounted for approximately 91.3% and 90.2%, respectively, of our revenue. If we were to lose any of these clients, we cannot assure you that they could be replaced quickly or at all. Our loss of any of these clients could have a material adverse effect on our revenues and results of operations.

Our ongoing investment in new technology is inherently risky, and could disrupt our business.

To remain competitive and grow we must continue to invest in new products and technologies and explore strategic investments. Our merger with Zone is an example of a new technology investment. There is no assurance that these investment endeavors will be successful or that the products and technologies developed by these investments will be well received by the users. As our competitors use or develop new technologies, competitive pressures may force us to invest in developing or implementing new technologies at a substantial cost. We cannot be certain that we will be able to develop or implement technologies on a timely basis or at a cost that is acceptable to us. If we fail to develop or implement new technologies in a cost-effective manner, our operations and financial condition may be adversely affected.

Our industry is subject to rapid change.

Our industry is characterized by rapidly changing technology, evolving industry standards, frequent new product and service introductions, evolving distribution channels and changing customer demands. We must adapt to rapidly changing technological and application needs by continually improving our services as well as introducing new products and services to address user demands. Our success will depend in part on our ability to develop IT solutions to meet client expectations, and offer services and solutions that keep pace with continuing changes in IT, evolving industry standards and changing client preferences. If we are unable to keep up with technological changes and changes in industry standards, our business, reputation and results of operations may be materially adversely affected.

Our industry is intensely competitive.

The market for IT consulting and data analytics services is intensely competitive, affected by rapid technological advances and includes a large number of competitors. Our competitors include the consulting divisions of the “Big Four” accounting firms, major offshore outsourcing companies, systems consulting and implementation firms, application software development firms, management consulting firms, divisions of large computer hardware and software companies, and niche providers of IT services. Many of these competitors have significantly greater financial, technical and marketing resources than we have. Competition imposes significant pricing pressures on us. If we are unable to compete successfully in our markets, our business and financial results will be materially adversely affected.

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

Our Indian subsidiary, Helios and Matheson Global Services Private Limited (“HMGS”), may have penalties levied against it for failing to file, on a timely basis, certain returns required by the Indian Companies Act, 2013.

During 2015 our Indian subsidiary, HMGS, was not in compliance with regard to certain provisions of the Indian Companies Act, 2013 (the 2013 Act”). These non-compliances related to the conduct of board meetings, appointment of a new auditor, scheduling the annual shareholders meeting, and filing certain returns, as required by the 2013 Act. As of December 31, 2016 HMGS was once again compliant with the 2013 Act, however, penalties may be levied against HMGS for its delay in filing the returns.

RISKS ASSOCIATED WITH OWNERSHIP OF OUR COMMON STOCK

The sale of a substantial amount of our common stock in the public market by an institutional investor may have adversely affected, and could adversely affect in the future, the prevailing market price of our common stock.

Prior to the sale of our Senior Secured Convertible Promissory Notes to an institutional investor on September 7, 2016 (the “September 2016 Notes”), we had 2,330,438 shares of common stock issued and outstanding and on September 6, 2016 the closing price of our common stock was $9.46 per share. As of April 10, 2017 we had 5,861,191 shares of common stock issued and outstanding and the closing sale price of our common stock on that date was $2.71. Pursuant to the resale registration statement on Form S-3 (file number 333-213775) declared effective by the SEC on October 24, 2016, we initially registered 1,432,410 shares of common stock for the institutional investor in connection with the sale of the September 2016 Notes. We subsequently deregistered 544,703 shares of common stock from that registration statement after satisfying the September 2016 Notes in full by issuing 887,707 shares of common stock and payment in cash of $1,660 in interest. The institutional investor has since sold all 887,707 shares that it received upon conversion of the September 2016 Notes.

We also registered 3,926,293 shares of our common stock on Form S-3 (file number 333-215313 ) in connection with the sale of our Senior Secured Convertible Notes on December 2, 2016 to the same institutional investor (the “December 2016 Notes”), which registration statement was declared effective by the SEC on January 13, 2017. As of April 10, 2017, the institutional investor has sold or may have sold up to 383,046 shares of our common stock that it received upon conversion of the December 2016 Notes.

On March 9, 2017 we registered an additional 3,332,075 shares of our common stock on Form S-3 (file number 333-216569) for the same institutional investor in conjunction with the sale of Senior Secured Convertible Notes completed on February 8, 2017. The registration statement has not yet been declared effective by the Commission.

On October 24, 2016, the closing price of our common stock was $9.80 per share. On October 25, 2016, the closing price of our common stock was $7.11 per share. As noted above, on April 10, 2017 the closing price of our common stock was $2.71. Our stock price has generally declined since October 25, 2016 and continued sales of substantial amounts of shares of our common stock in the public market by the institutional investor, or the perception that such sales might occur, could continue to adversely affect the market price of our common stock.

The price of our common stock may be volatile, and the market price of our common stock may decrease.

The per share price of our common stock may vary from time to time. For example, the closing price of our common stock during 2016 was as low as $1.08 and as high as $15.56. Market prices for securities of technology companies have historically been particularly volatile. The factors that may cause the market price of our common stock to fluctuate include, but are not limited to:

●	progress, or lack of progress, in developing and commercializing Zone’s RedZone Map technology;

●	our ability to recruit and retain qualified IT personnel;

●	changes in the perception of investors and securities analysts regarding the risks to our business or the condition of our business;

●	changes in our relationships with key clients;

●	changes in the market valuation or earnings of our competitors or companies viewed as similar to us;

●	changes in key personnel;

●	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

●	the granting or exercise of employee stock options or other equity awards;

●	general market and economic conditions.

In addition, the equity markets have experienced significant price and volume fluctuations that have affected the market prices for the securities of technology companies for a number of reasons, including reasons that may be unrelated to our business or operating performance. These broad market fluctuations may result in a material decline in the market price of our common stock and you may not be able to sell your shares at prices you deem acceptable. In the past, following periods of volatility in the equity markets, securities class action lawsuits have been instituted against public companies. Such litigation, if instituted against us, could result in substantial cost and the diversion of management's attention.

While we are no longer a controlled company as defined by Nasdaq Listing Rule 5615(c)(1), HMIT and Theodore Farnsworth, our two largest shareholders (the “Majority Stockholders”), together own approximately 59.4% of our issued and outstanding voting securities. This concentration of stock ownership gives them substantial influence over us and could delay or prevent a change in corporate control.

As the holders of approximately 59.4% of our common stock, the Majority Stockholders control the outcome of matters submitted to our shareholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, the Majority Stockholders have significant influence over our management and affairs, particularly Mr. Farnsworth, who is our Chief Executive Officer and the Chairperson of our Board of Directors. This concentration of ownership might harm the market price of our common stock by:

●	delaying, deferring or preventing a change in control;

●	impeding a merger, consolidation, takeover or other business combination involving us; or

●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Risks Related to Our Merger with Zone Technologies, Inc.

The failure to successfully develop and monetize the RedZone Map app may adversely affect our future results of operations.

We believe that the acquisition of Zone will result in certain benefits, most importantly expanding our business to offer the RedZone Map app, an innovative new product. However, we may fail to realize the anticipated benefits of the merger for a variety of reasons including, but not limited to, the failure to quickly complete the development of the RedZone Map app, the failure of consumers to use the RedZone Map app, an inability to successfully monetize the RedZone Map app and the loss of key personnel, particularly loss of the services of Theodore Farnsworth. We anticipate that we will be required to invest a significant amount of time and money in developing and monetizing the RedZone Map app which, if our efforts are unsuccessful, may not be recovered. Our failure to successfully develop and monetize the RedZone Map app may adversely affect our results of operations.

If we fail to successfully integrate Zone into our internal control over financial reporting, the integrity of our financial reporting could be compromised which could result in a material adverse effect on our reported financial results.

As a private company, Zone was not subject to the requirements of the Securities Exchange Act of 1934, as amended, with respect to internal control over financial reporting. The integration of Zone into our internal control over financial reporting may require significant time and resources from our management and other personnel and may increase our compliance costs. If we fail to successfully integrate these operations, our internal control over financial reporting may not be effective. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our ability to accurately report our financial results and the market’s perception of our business and stock price.

Loss of the services of Theodore Farnsworth could have a material adverse effect on Zone’s operations.

Theodore Farnsworth is Zone’s founder and the developer of the RedZone Map app. Zone’s success largely depends on Mr. Farnsworth’s skills, experience and efforts. While we intend to enter into an employment contract with Mr. Farnsworth, he may terminate his employment at any time. The loss of Mr. Farnsworth’s services could harm our business.

We face intense competition. If we do not continue to innovate and provide top quality products and services that are useful to users, our operating results could be adversely affected.

Consumers have many map application choices like Google Maps and CrimeReports. While we believe that our offering of the RedZone Map app is unique given our advanced technology, crime data and navigation tool, there is no assurance that we may continue to incorporate the most advanced mapping and data technologies. Some of our competitors have greater financial, technical and personnel resources, which enable them to develop or use superior technologies and develop a user basis for their products and services that we are not able to afford. If our technologies become obsolete, we may be placed at a competitive disadvantage.

New technologies that block mobile advertising could adversely affect Zone’s business.

Zone’s long-term business model depends greatly on advertising revenue derived from fees paid to us by advertisers in connection with the display of advertisements. New technologies have been developed, and are likely to continue to be developed, that can block the display of online or mobile advertisements. As a result, advertisement-blocking technology could in the future adversely affect our operating results.

Any reduction in anticipated spending by advertisers could harm Zone’s business.

Future advertising revenues are critical to Zone’s business model and if advertisers’ spending on online or mobile advertising is significantly reduced due to any political, economic, social or technological change or any other reason, our financial condition could be adversely affected.

Zone is reliant on crime data from several key providers. Should we experience difficulty in acquiring that data Zone’s business could be adversely affected.

Although our crime data comes from different sources, we have a few key providers. Should any of those providers discontinue providing data to us or we otherwise experience disruption in that pipeline, our operations may be adversely affected. If any of those providers require us to pay a much higher fee to use their data in the future, that could substantially drive up the costs of our services.

Zone’s business depends on mobile technology and continued, unimpeded access to Internet and wireless services. Adverse changes to that access could harm our business.

A few large companies provide wireless services to consumers. If our users’ access to Internet and wireless services is interfered with or limited due to any political, economic, social or technological reason, we may not be able to make RedZone Map readily available to our users or may not be able to do so in an effective manner, including ensuring that the RedZone Map app will remain accessible within an acceptable load time. Failure to provide our services in a timely manner without interruption could generate consumer complaints and adversely affect our business.

Zone’s business model depends on branding and marketing and failure to maintain and expand its user base or maintain a positive image could harm our business.

We believe that continued marketing efforts will be critical to achieve widespread acceptance of Zone’s products. Our marketing campaigns may not be successful given the expense required. For example, failure to adequately maintain and develop Zone’s user base could cause our future revenue growth to decrease. In addition, the RedZone Map app provides navigation recommendations based on Zone’s database so that drivers can choose safer routes. If Zone is subject to any criticism for inaccurate information or an unsound recommendation and such criticism negatively impacts the public perception of our RedZone Map, that could harm our revenues and business.

Increased regulatory scrutiny, in particular, related to privacy and security issues may negatively impact Zone’s business.

Although we are not aware of any current or proposed federal, state or local laws or regulations that would have a material detrimental effect on the RedZone Map app, there may be increased legal and regulatory scrutiny on its data sources, technologies to process data and generate recommendations, the applicability of the recommendations and other aspects of the app. The increased legal and regulatory scrutiny may require us to make modifications or improvements to the current technologies we use or may otherwise increase our compliance costs, which may adversely affect Zone’s business.

In particular, the regulatory framework for privacy and security issues is evolving worldwide and is likely to remain in flux for the foreseeable future. Various government and consumer agencies have also called for new regulation and changes in industry practices. Practices regarding the collection, processing, storage, sharing, disclosure, use and security of personal and other information by companies offering online or mobile services is under increased public scrutiny. Zone’s business, including its ability to operate and expand in the United States and internationally or on new technology platforms, could be adversely affected if legislation or regulations are adopted, interpreted or implemented in a manner that is inconsistent with Zone’s current business practices and that require changes to these practices, the design of Zone’s website, mobile applications, products, features or Zone’s privacy policy. In particular, the success of our business will be driven by our ability to responsibly use the data that we collect from our users, key suppliers and other sources. Therefore, our business could be harmed by any significant change to applicable laws, regulations or industry standards or practices regarding the storage, use or disclosure of data we collect, or regarding the manner in which the express or implied consent of relevant persons for such use and disclosure is obtained. Such changes may require us to modify our products and features, possibly in a material manner, and may limit our ability to develop new products and features that make use of the data that we collect.

With an increasing user base and public awareness of the RedZone Map and with potential promulgation of new laws or regulations, we could be subject to claims, lawsuits and other proceedings that may result in adverse outcomes.

Although we are committed to making RedZone Map as high in quality as we are capable while maintaining full compliance with applicable laws and regulations, there is no assurance that we will not be the subject of claims, lawsuits or other proceedings arising from our technologies, products or services, especially if any new laws or regulations are promulgated which may greatly increase the risk of litigation by users or third parties. Litigation could be costly and could divert us from focusing on our business operations. If any litigation occurs and results in an adverse outcome, it could negatively impact our public image and brand and have a detrimental effect on our expansion plans and operating results.

We may be subject to intellectual property claims, which are costly to defend and could result in and/or limit our ability to use certain technologies in the future.

A third party may sue us for infringing its intellectual property rights. Likewise, we may need to resort to litigation to enforce our intellectual property rights or to determine the scope and validity of third-party intellectual property rights. The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert our efforts from our business activities. If we do not prevail in this type of litigation, we may be required to pay monetary damages, stop commercial activities related to our products or obtain one or more licenses in order to secure the rights to continue marketing our products and services and using our technologies. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue some of our operations. In addition, a court may require that we pay expenses or damages.

If our security measures are breached, or if Red Zone Map is subject to attacks that degrade or deny the ability of users to access our products and services, users may curtail or stop using our products and services, or we may be subject to protracted litigation, which could harm our business.

Any of our information security and processing systems, as well as third party data or network suppliers or our users, may experience damage or disruption of service from a number of causes, including power outages, computer and telecommunication failures, computer viruses, worms or other destructive software, internal design, manual or usage errors, cyber-attacks, terrorism, workplace violence or wrongdoing, catastrophic events, natural disasters and severe weather conditions. We may also become the target of malicious cyber-attack attempts. The security measures and procedures we, the third party suppliers and our users have in place to protect personal data and other information may not be successful or sufficient to counter all data breaches, cyber-attacks or system failures. Although we devote significant resources to our information security program and have implemented security measures to protect our systems and data, there can be no assurance that our efforts will prevent these known or unknown threats.

If our security measures are breached, we may incur significant expenses in addressing and resolving the resulting problems. If we are sued in connection with any data security breach, we could be subject to protracted litigation. If unsuccessful in defending such lawsuits, we may have to pay damages or change our business practices, any of which could harm our business. In addition, any reputational damage resulting from a data breach, cyber-attack or system failure could decrease the acceptance and use of our products and services, which could harm our prospective future growth.

RISKS RELATED TO OUR FINANCING

Our obligations to the holders of our Senior Secured Convertible Notes are secured by a security interest in substantially all of our assets, so if we default on those obligations, the note holders could foreclose on our assets.

Our obligations under the Senior Secured Convertible Notes that we issued in September 2016 (one of which remains unpaid and outstanding and will mature on December 7, 2017), December 2016 and February 2017 and the transaction documents relating to those notes are secured by a security interest in substantially all of our assets. As a result, if we default under our obligations under the notes or the transaction documents, the holders of the notes, acting through their appointed agent, could foreclose on their security interests and liquidate some or all of these assets, which would harm our business, financial condition and results of operations and could require us to curtail or cease operations.

The holders of our Senior Secured Convertible Notes have certain additional rights upon an event of default under the notes which could harm our business, financial condition and results of operations and could require us to curtail or cease or operations.

Under our Senior Secured Convertible Notes, the holders have certain rights upon an event of default. Such rights include (i) an increase in the interest rate to 12% per year for one month and 18% per year thereafter; (ii) the Alternate Conversion Price being adjusted to the lowest of (i) the applicable Conversion Price as in effect on the applicable Conversion Date of the applicable Alternate Conversion, and (ii) 75% of the lowest VWAP of the common stock for each of the 30 consecutive Trading Days ending and including the Trading Day of delivery or deemed delivery of the applicable Conversion Notice (such period, the “Alternate Conversion Event of Default Measuring Period”) (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the common stock during such Alternate Conversion Event of Default Measuring Period); and (iii) the holders having the right to demand redemption of all or a portion of the notes. At any time after certain notice requirements for an event of default are triggered, a holder of the notes may require us to redeem all or any portion of the note by delivering written notice. Each portion of the note subject to redemption would be redeemed by us in cash by wire transfer of immediately available funds at a price equal to the greater of (i) the product of (A) the Conversion Amount to be redeemed multiplied by (B) the Redemption Premium (125%) and (ii) the product of (X) the Conversion Rate with respect to the Conversion Amount in effect at such time as the holder delivers an Event of Default Redemption Notice multiplied by (Y) the product of (1) the Redemption Premium multiplied by (2) the greatest Closing Sale Price of the common stock on any Trading Day during the period commencing on the date immediately preceding the event of default and ending on the date we make the entire payment required to be made under the notes. We may not have sufficient funds to settle the redemption price and, as described above, this could trigger rights under the security interest granted to the holders and result in the foreclosure of their security interests and liquidation of some or all of our assets.

The exercise of any of these rights upon an event of default could substantially harm our financial condition and force us to curtail or cease operations. For a more complete discussion of the Senior Secured Convertible Notes we issued on December 2, 2016 and February 8, 2017, please see the Current Reports on Form 8-K we filed with the Securities and Exchange Commission (the “Commission”) on December 2, 2016 and December 8, 2016 and on February 7, 2017 and February 10, 2017.

Item 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 2. Properties

The Company’s executive office is located at the Empire State Building, 350 Fifth Avenue, Suite 7520, New York, New York 10118. The Company’s executive office is located in a leased facility with a term expiring on June 30, 2022. Zone rents two offices on a monthly basis through WeWork. The offices are located at 350 Lincoln Road, Miami Beach, Florida. In addition, the Company’s Indian subsidiary has an office in Bangalore, India at a leased facility located at 3rd Floor, Beta Block, Number 7 Sigma Tech Park, Varthur Kodi, Bangalore 560066. This lease will expire on October 7, 2017. We believe these facilities are suitable and adequate for our current operations.

Item 3. Legal Proceedings

On August 24, 2016, 3839 Holdings LLC (“3839 Holdings”) filed a summons and complaint in the Supreme Court of the State of New York, New York County, against Theodore Farnsworth (“Mr. Farnsworth”), Highland Holdings Group, Inc. (“HHGI”) and Zone Technologies, Inc. (“Zone”), collectively referred to as the “Zone Defendants”. The claims arise out of 3839 Holdings’ purchase of a 10% interest in HHGI and an unsuccessful real estate investment. The Complaint asserted claims for: (i) breach of contract, breach of the implied covenant of good faith and fair dealing and breach of fiduciary duty against Mr. Farnsworth and HHGI; (ii) unjust enrichment against Mr. Farnsworth and Zone; (iii) fraudulent conveyance against all of the Zone Defendants; and (iv) alter ego liability against Mr. Farnsworth for HHGI’s obligations. The suit also sought, as part of any final relief it may obtain after trial, an injunction against the merger between Zone and the Company, along with an award of attorneys’ fees. On or about December 7, 2016, 3839 Holdings amended the complaint to add the Company as a defendant, alleging claims against the Company for unjust enrichment, fraudulent conveyance, aiding and abetting a fraudulent conveyance, tortious interference with contract, permanent injunction and attorneys’ fees and cost. 3839 Holdings seeks compensation from the Company and the Zone Defendants in an amount of no less than $3 million plus prejudgment interest, attorney’s fees and costs and expenses. 3839 Holdings is also seeking an injunction to prevent the Company and the Zone Defendants from transferring or disposing of assets. The Company and Zone believe that the claims are baseless and intend to vigorously defend the action.

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

The following table sets forth the quarterly range of high and low sale prices of the Company’s common stock since January 1, 2015 as reported by NASDAQ:

2015	High	Low
First Quarter	$5.70	$1.40
Second Quarter	3.68	2.07
Third Quarter	2.59	2.05
Fourth Quarter	2.20	1.31

2016	High	Low
First Quarter	$1.99	$1.08
Second Quarter	15.56	1.03
Third Quarter	11.24	7.12
Fourth Quarter	13.15	3.06

Dividends

The Company did not declare any dividends during the years ending December 31, 2016 and 2015. The payment of dividends is at the discretion of our Board of Directors, who review many factors, including but not limited to, profitability expectations, liquidity and financing needs before making a determination that dividends will be paid. We do not anticipate paying any cash dividends in the foreseeable future. We plan to retain our earnings, if any, to provide funds for the expansion of our business.

Holders

There were approximately 14 registered holders of record of the Company’s common stock as of April 10, 2017.

Recent Sales of Unregistered Securities and Share Repurchases

Sales of our unregistered securities have been previously disclosed in Current Reports on Form 8-K.

Equity Compensation Plan

For information about the Company’s equity compensation plan, please see Item 12 of this report.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of significant factors affecting the Company's operating results and liquidity and capital resources should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes.

Overview

Helios and Matheson provides a wide range of high quality IT consulting solutions, custom application development and analytics services to Fortune 1000 companies and other large organizations. The Company is headquartered in New York City, New York and has a subsidiary in India.

For the three and twelve-months ended December 31, 2016, approximately 90% and 94% of the Company’s consulting services revenues were generated from clients under time and materials engagements with the remainder generated under fixed-price engagements as compared to 87% and 90% for the three and twelve-months ended December 31, 2015. The Company has established standard-billing guidelines for consulting services based on the types of services offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and materials services on a weekly and monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting services revenues generated under time and materials engagements are recognized as those services are provided. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.

The Company’s most significant cost of sales is its personnel cost, which is included in cost of revenues. For the twelve months ended December 31, 2016 and 2015, gross margin was 28.1% and 28.2%, respectively.

We actively manage our personnel utilization rates by monitoring project requirements and timetables. Our utilization rate for the three months ending December 31, 2016 and December 31, 2015 was approximately 94.6% and 88.0%, respectively. As projects are completed, consultants either are re-deployed to new projects at the current client site or to new projects at another client site or are encouraged to participate in the Company’s training programs in order to expand their technical skill sets.

In past years, cash flows from operations combined with cash on hand generally provided adequate funding for our working capital obligations. However, the merger with Zone and the development of the RedZone Map app resulted in an increase in legal, accounting and other expenses and required that we obtain financing for our operations, which is described below.

Matters Pertaining to HMIT

See the discussion at Item 13 titled “Transactions with HMIT and its Subsidiaries”.

Senior Secured Convertible Note Financings

On September 7, 2016 we sold Senior Secured Convertible Notes (the “September 2016 Notes”). Two September 2016 Notes were sold to an institutional investor (the “Investor”) in the principal amount of $4,301,075 for consideration consisting of a cash payment by the Investor in the amount of $1,000,000 together with a secured promissory note payable by the Investor in the principal amount of $3,000,000. One September 2016 Note in the principal amount of $80,000 was sold to Palladium Capital Advisors LLC (“Palladium”) in payment for a placement agent commission. As of January 24, 2017, the September 2016 Notes sold to the Investor were satisfied in full by the conversion of $4,301,075 in principal and $47,499 in accrued interest into an aggregate of 887,707 shares of our common stock and the payment in cash of $1,660 in interest. We received $4,000,000 in gross proceeds from the sale of the September 2016 Notes sold to the Investor. The Investor paid $1,000,000 in cash on September 7, 2016 and made the following prepayments in accordance with the terms of the $3,000,000 promissory note: $1,000,000 on October 25, 2016; $1,100,000 on November 16, 2016; and $900,000 on December 2, 2016. The September 2016 Note sold to Palladium will mature on December 7, 2017.

On December 2, 2016 we sold Senior Secured Convertible Notes (the “December 2016 Notes”) to the Investor in the amount of $6,720,000, consisting of an initial note in the amount of $1,820,000 (the “Initial December 2016 Note”) and an additional note in the amount of $4,900,000, for consideration consisting of a cash payment by the Investor in the amount of $1,100,000 together with a secured promissory note payable by the Investor in the principal amount of $4,900,000 (the “December 2016 Investor Note”). The maturity date of the December 2016 Notes is August 2, 2017. As of April 10, 2017, the Investor has converted a total of $1,525,000 in principal and $7,091.66 in accrued interest under the December 2016 Notes into an aggregate of 383,046 shares of our common stock. There remains registered for resale pursuant to our registration statement on Form S-3 (file number 333-215313), which the Commission declared effective on January 13, 2017, a total of 4,346,3213 shares of our common stock that may be issued pursuant to the December 2016 Notes. As of April 10, 2017, we have received $4,100,000 in gross proceeds from the sale of the December 2016 Notes. The Investor paid $1,100,000 in cash on December 2, 2016 and on February 8, 2017 made a prepayment of $3,000,000 in accordance with the terms of the December 2016 Investor Note.

As of April 10, 2017, $3,295,000 is the amount of unpaid unrestricted principal amount of the December 2016 Notes that we owe to the Investor, which represents the amount of the Initial December 2016 Note ($1,820,000) plus the amount we have received thus far as payment under the December 2016 Investor Note ($3,000,000) minus the principal amount of the December 2016 Notes converted thus far ($1,525,000).

A more complete description of the December 2016 Notes is included in our Current Reports on Form 8-K filed with the Commission on December 2, 2016 and December 8, 2016, which are incorporated herein by reference.

On February 8, 2017, we sold Senior Secured Convertible Notes (the “February 2017 Notes”) to the Investor in the aggregate principal amount of $5,681,818, consisting of an initial note in the amount of $681,818 and an additional note in the amount of $5,000,000 for consideration consisting of a secured promissory note payable by the Investor to us in the principal amount of $5,000,000. The maturity date of the February 2017 Notes and the note from the Investor is October 8, 2017. On March 9, 2017, we filed a registration statement on Form S-3, file number 333-216569, to register 3,332,075 shares of our common stock that may be issued pursuant to the February 2017 Notes. The registration statement has not yet been declared effective by the Commission.

A more complete description of the February 2017 Notes is included in our Current Reports on Form 8-K filed with the Commission on February 7, 2017 and February 10, 2017, which are incorporated herein by reference.

As of the date of this report, we do not believe that we will have the financial ability to make all payments on the December 2016 Notes and the February 2017 Notes in cash when due. Accordingly, we intend to make such payments in shares of our common stock to the greatest extent possible.

Merger with Zone Technologies, Inc.

Please see the discussion at Item 1, which is incorporated herein by reference.

Plan of Operation

Until our operations are profitable, which we cannot guarantee will ever occur, we will continue to seek financing through the issuance of equity securities, debt securities or a combination of the two. Except as discussed in this report, we have no committed source of financing. We can provide no assurance that we will be able to obtain the financing we need or, if we are able to find financing, we cannot be certain that the financing will be available on acceptable terms. To the extent we raise additional funds by issuing equity securities, our shareholders will likely experience significant dilution. Any additional debt financing, if available, may also cause significant dilution to our existing shareholders and may involve restrictive covenants that impact our ability to conduct business. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to obtain additional financing when we need it, the impact on our operations could be material and adverse and could result in the Company severely curtailing, or even ceasing, its operations.

Our costs include employee salaries and benefits, compensation paid to consultants and costs associated with ongoing training and development activities for our staff, and include travel and administration expenses, legal expenses, sales and marketing costs, general and administrative expenses, and other costs. We anticipate overall costs will increase as we continue to support the activities of our legacy operations in the areas of research and development, sales and marketing, and general and administrative functions and as we continue to integrate Zone’s operations and develop the RedZone Map app. We also may incur increasing expenses to protect our intellectual property.

The amount that we spend for any specific purpose may vary significantly from period to period and could depend on a number of factors including, but not limited to, the pace of progress of our commercialization and development efforts relating to the RedZone Map app, market conditions and changes in or revisions to our marketing strategies.

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

The Company uses the fair value method as specified by the Financial Accounting Standards Board, or FASB, whereby compensation cost is recognized over the remaining service period based on the grant-date fair value of those awards as calculated for pro forma disclosures as originally issued.

e.	Carry Value of Long-lived Assets

The Company has adopted Section 360-10-35 of the FASB Accounting Standards Codification (“ASC”) for its long-lived assets. Pursuant to ASC Paragraph 360-10-35-17, an impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Pursuant to ASC Paragraph 360-10-35-20, if an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

Pursuant to ASC Paragraph 360-10-35-21, the Company’s long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company considers the following to be some examples of such events or changes in circumstances that may trigger an impairment review: (a) a significant decrease in the market price of a long-lived asset (asset group); (b) a significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; (c) a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; (d) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group); (e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and (f) a current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Pursuant to ASC Paragraphs 360-10-45-4 and 360-10-45-5, an impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amount of that loss. A gain or loss recognized on the sale of a long-lived asset (disposal group) that is not a component of an entity shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amounts of those gains or losses.

f.	Goodwill

Goodwill represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. The Company is required to perform impairment reviews at each of its reporting units annually and more frequently in certain circumstances. The Company performs the annual assessment on December 31.

In accordance with ASC 350–20 “Goodwill”, the Company is able to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If the Company concludes that it is more likely than not that the fair value of a reporting unit is not less than its carrying amount it is not required to perform the two-step impairment test for that reporting unit.

g.	Derivatives

The Company evaluates its convertible notes and warrants to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Paragraph 815-10-05-4 of the FASB ASC and Paragraph 815-40-25 of the Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

Results of Operations

The following table sets forth the percentage of revenues of certain items included in the Company’s Statement of Operations:

	December 31,
	2016	2015
Revenues	100.0%	100.0%
Cost of revenues	71.9	71.8
Gross profit	28.1	28.2
Operating expenses	59.1	28.7
Loss from operations	(31.0)	(0.5)
Other expense	(78.4)	(20.0)
(Benefit from) Provision for income taxes	(0.2)	0.7
Net loss	(109.2)%	(21.0)%

Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015

Revenues. Revenues of the Company decreased by approximately $2.9 million or 30.6% to approximately $6.8 million for the year ended December 31, 2016 as compared to approximately $9.7 million for the year ended December 31, 2015. The decrease was primarily due to the termination, in May 2016, of a contract for delivery of offshore services with one of the Company’s major clients; in addition, there was a decrease in the number of onshore consultants, who are billed at a higher hourly rate.

Gross Profit. The resulting gross profit for the year ended December 31, 2016 was approximately $1.9 million, a decrease of approximately $0.8 million from the 2015 comparable period amount of approximately $2.7 million. As a percentage of total revenue, gross margins for the years ended December 31, 2016 and 2015 were approximately 28.1% and 28.2% respectively. The decrease in gross margin percentage is due to the termination, in May 2016, of a contract for delivery of offshore services with one of the Company’s major clients and a decrease in services provided to one of the Company’s clients.

Operating Expenses. Operating expenses are comprised of selling, general and administrative (“SG&A”) expenses and depreciation and amortization. For the years ended December 31, 2016 and 2015 operating expenses were approximately $4.0 million and $2.4 million, respectively. The increase in SG&A expenses for the period resulted from an increase in professional services, merger related expenses and expenses incurred by the subsidiary based in India.

Other Expense. For the year ended December 31, 2016, other expense included a gain of approximately $1.2 million for the change in fair value of the derivative liabilities. Offsetting the gain was derivative expense and interest expense of approximately $1.3 million and $5.2 million. For the year ended December 31, 2015, other expense included an amount of $2.0 million on account of a reserve created on the security deposit receivable from HMIT.

Taxes. Tax (benefit) provision for the years ended December 31, 2016 and 2015 were ($14,665) and $71,245, respectively. Tax for the years ended December 31, 2016 and 2015 was comprised of minimum state taxes and a provision for tax in respect of taxes incurred by the Company’s Indian subsidiary.

Net Loss. As a result of the above, the Company had a net loss of approximately $7.4 million or $2.74 per basic and diluted share for the year ended December 31, 2016 compared to net loss of approximately $2.1 million or $0.91 per basic and diluted share for the year ended December 31, 2015. The Company’s loss for the year ended December 31, 2015 resulted from the decision to provide for a reserve in its financial statements in the amount of $2.3 million due to an uncertainty relating to the ability of HMIT, formerly the Company’s parent, to immediately (i) return the security deposit, in the amount of $2.0 million, held by HMIT in connection with the Memorandum of Understanding entered into between the Company and HMIT in September 2010, and (ii) pay approximately $0.3 million in reimbursable expenses and advances relating to the Company’s operations in India and the Professional Services Agreement entered into between the Company and HMIT in August 2014.

Liquidity and Capital Resources

The Company’s cash balances were approximately $2.7 million at December 31, 2016 and $0.9 million at December 31, 2015. Net cash used in operating activities for the year ended December 31, 2016 and 2015 was $2.1 million compared and $0.3 million, respectively.

The Company's accounts receivable, less allowance for doubtful accounts, at December 31, 2016 and at December 31, 2015 were approximately $0.4 million and $1.4 million, respectively, representing 22 days and 52 days of sales outstanding respectively. The decrease in accounts receivables year over year is due to stronger collections in 2016 and a $0.3 million reserve taken against a major client. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due as they are within the Company's existing payment terms and management is not aware of any specific risk to collections.

For the year ended December 31, 2016 net cash used in investing activities was $1.1 million while net cash used in investing activities for the year ended December 31, 2015 was insignificant. The increase was primarily attributable to a $1.3 million loan made to Zone, partially offset by cash received of $0.2 million as part of the merger with Zone.

For the year ended December 31, 2016 net cash provided by financing activities was $5.1 million from the sale of Senior Secured Convertible Promissory Notes to an institutional investor, and there were no cash flows from financing activities for the year ended December 31, 2015.

In management’s opinion, cash generated from operations and existing cash on hand, along with the notes receivable in the amount of $6.9 million as of the date the financial statements were issued, will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months.

Off-Balance Sheet Arrangements

As of December 31, 2016, the Company does not have any off balance sheet arrangements.

Recent Accounting Pronouncements

In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle (issued as ASU 2014-09 by the FASB), is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 by one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating this standards impact on its consolidated financial statements and disclosures.

In August 2014, the FASB Accounting Standards Update (“ASU”) issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company has elected to adopt the methodologies prescribed by ASU 2014-15. The adoption of ASU 2014-15 had no material effect on its financial position or results of operations.

In March 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company adopted ASU 2015-03 during the year ended December 31, 2016.

During January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is not permitted with the exception of certain provisions related to the presentation of other comprehensive income. The adoption of ASU 2016-01 is not expected to have a material impact on our financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under ASU 2016-02, lessees will be required to recognize, for all leases of 12 months or more, a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature of an entity’s leasing activities. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective approach. The Company is in the process of evaluating the effect of the new guidance on its consolidated financial statements and disclosures.

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

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)”. The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. The Company is currently evaluating the impact of the new standard.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Required.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Helios and Matheson Analytics, Inc.

We have audited the accompanying consolidated balance sheets of Helios and Matheson Analytics, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. Helios and Matheson Analytics, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Helios and Matheson Analytics, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

April 13, 2017

HELIOS AND MATHESON ANALYTICS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$2,747,240	$898,477
Accounts receivable- less allowance for doubtful accounts of $428,719 and $42,203 at December 31, 2016 and December 31, 2015, respectively	410,106	1,386,155
Unbilled receivables	45,207	295,473
Prepaid expenses and other current assets	597,171	208,642
Prepaid expenses and other current assets - related party	0	8,948
Total current assets	3,799,724	2,797,695
Property and equipment, net	45,212	47,885
Intangible assets, net	6,004,691	-
Goodwill	4,599,969	-
Deposits and other assets	59,189	93,197
Total assets	$14,508,785	$2,938,777

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,331,118	$1,060,792
Convertible Notes Payable, net of debt discount of $2,200,575 and $0, respectively	31,425	-
Derivative liability	1,207,792	-
Total current liabilities	2,570,335	1,060,792
Total liabilities	2,570,335	1,060,792

Commitments and contingencies
Shareholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of December 31, 2016 and December 31, 2015	-	-
Common stock, $.01 par value; 30,000,000 shares authorized; 4,874,839 and 2,330,438 issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	48,748	23,304
Paid-in capital	55,258,111	37,855,740
Accumulated other comprehensive loss - foreign currency translation	(106,991)	(120,712)
Accumulated deficit	(43,261,418)	(35,880,347)
Total shareholders' equity	11,938,450	1,877,985
Total liabilities and shareholders' equity	$14,508,785	$2,938,777

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended
	December 31,
	2016	2015

Revenues	$6,759,700	$9,736,541
Cost of revenues	4,860,927	6,989,991
Gross profit	1,898,773	2,746,550

Operating expenses:
Selling, general & administrative	3,735,729	2,436,957
Allowance for prepaid expenses and other current assets - related party	-	344,041
Depreciation & amortization	259,379	13,015
	3,995,108	2,794,013
Loss from operations	(2,096,335)	(47,463)

Other income(expense):
Allowance against security deposit - related party	-	(2,000,000)
Change in fair market value - derivative liabilities	1,184,115	-
Derivative expense	(1,291,364)	-
Interest expense	(5,210,413)	-
Interest income	18,261	8,591
	(5,299,401)	(1,991,409)
Loss before income taxes	(7,395,736)	(2,038,872)
(Benefit from ) Provision for income taxes	(14,665)	71,245
Net loss	(7,381,071)	(2,110,117)
Other comprehensive income /(loss) - foreign currency adjustment	13,721	(21,447)
Comprehensive loss	$(7,367,350)	$(2,131,564)

Net loss per share
Basic & Diluted	$(2.74)	$(0.91)

Weighted average shares	2,691,448	2,330,438

See accompanying notes to consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional	Accumulated Other
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Total
Balance December 31, 2014	-	$-	2,330,438	$23,304	$37,855,740	$(99,265)	$(33,770,230)	$4,009,549
Net Loss	-	-	-	-	-	-	(2,110,117)	(2,110,117)
Foreign Exchange Translation	-	-	-	-	-	(21,447)	-	(21,447)
Balance December 31, 2015	-	-	2,330,438	23,304	37,855,740	(120,712)	(35,880,347)	1,877,985
Common shares issued in merger with Zone Technologies, Inc.	-	-	1,740,000	17,400	9,395,600	-	-	9,413,000
Conversion of convertible notes and interest to shares of common stock	-	-	804,401	8,044	4,007,314	-	-	4,015,358
Reclassification of derivative liability to equity - derivative ceases to exist	-	-	-	-	3,999,457	-	-	3,999,457
Net Loss	-	-	-	-	-	-	(7,381,071)	(7,381,071)
Foreign Exchange Translation	-	-	-	-	-	13,721	-	13,721
Balance December 31, 2016	-	$-	4,874,839	$48,748	$55,258,111	$(106,991)	$(43,261,418)	$11,938,450

HELIOS AND MATHESON ANALYTICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(7,381,071)	$(2,110,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	259,379	13,015
Accretion of debt discount	4,000,500	-
Derivative expense	1,291,364	-
Change in Fair market value - derivative liabilities	(1,184,115)	-
Allowance against security deposit - related party	-	2,000,000
Allowance for prepaid expenses and other current assets - related party	-	344,041
Provision for doubtful accounts	386,516	(4,492)
Changes in operating assets and liabilities:
Accounts receivable	589,533	(299,576)
Unbilled receivables	250,266	(214,162)
Prepaid expenses and other current assets	(388,529)	(75,597)
Prepaid expenses and other current assets - related party	8,948	(71,244)
Accounts payable and accrued expenses	(1,112)	160,866
Deposits	34,008	(40,850)
Net cash used in operating activities	(2,134,313)	(298,116)

Cash flows from investing activities:
Receipt of cash as part of merger with Zone Technologies, Inc.	170,760	-
Sales of Property and Equipment Sale/(Purchase) of property and equipment	867	-
Purchases of equipment	(11,064)	(7,478)
Loan to Zone Technologies, Inc. Sale/(Purchase) of property and equipment	(1,291,208)	-
Net cash used in investing activities	(1,130,645)	(7,478)

Cash flows from financing activities:
Proceeds from note payable	5,100,000	-
Net cash provided by financing activities	5,100,000	-

Effect of foreign currency exchange rate changes on cash and cash equivalents	13,721	(21,447)

Net increase/(decrease) in cash and cash equivalents	1,848,763	(327,041)
Cash and cash equivalents at beginning of period	898,477	1,225,518
Cash and cash equivalents at end of period	$2,747,240	$898,477

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes - net of refunds	$4,379	$6,770

Non-cash investing and financing activities
Embedded derivative - conversion feature and warrants	$6,391,364	$-
Conversion of convertible notes to common stock	$4,015,358	$-
Derivative ceases to exist - reclassifed to paid in capital	$3,999,457	$-
Debt discount on convertible notes	$11,101,075	$-

Assets acquired and liabiltiies assumed in Zone Technologies, Inc. merger
Intangible assets	$6,251,200	$-
Goodwill	$4,599,969	$-
Accounts payable	$317,721	$-

See accompanying notes to consolidated financial statements

HELIOS AND MATHESON ANALYTICS INC.

Notes to Consolidated Financial Statements

1)	ORGANIZATION

Helios and Matheson Analytics Inc. (“Helios and Matheson” or the “Company”) was incorporated in the state of New York in February of 1983 and became a public company in August of 1997. In October of 2009, Helios and Matheson changed its state of incorporation from New York to Delaware. The Company is headquartered in New York, New York and also has an office in Bangalore, India. The Company provides a wide range of information technology (“IT”) consulting, custom application development and solutions and analytics services to Fortune 1000 companies and other large organizations. The Company supports all major computer technology platforms and supports client IT projects by using a broad range of third-party software applications. The Company now offers its clients an enhanced suite of services of predictive analytics with technology at its foundation enriched by data science.

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

Change in Controlled Company Status

Prior to November 9, 2016, the Company met the definition of a “Controlled Company” as defined by Rule 5615(c) of the NASDAQ Rules. A “Controlled Company” is defined in Rule 5615(c) as a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company. Certain NASDAQ requirements do not apply to a “Controlled Company”, including requirements that: (i) a majority of its Board of Directors must be comprised of “independent” directors as defined in NASDAQ’s rules; and (ii) the compensation of officers and the nomination of directors be determined in accordance with specific rules, generally requiring determinations by committees comprised solely of independent directors or in meetings at which only the independent directors are present. On November 9, 2016, the Company’s wholly-owned subsidiary, Zone Acquisition, Inc., merged with and into Zone Technologies, Inc. As a result of the issuance of the merger consideration, the Company no longer meets the definition of a Controlled Company.

2)	GOING CONCERN ANALYSIS

Going Concern Analysis

The Company had a net loss of $7,381,071 and $2,110,117 for the years ended December 31, 2016 and 2015, respectively. As a result, these conditions had raised substantial doubt regarding our ability to continue as a going concern. However, as of December 31, 2016, we had cash and working capital of $2,747,240 and $1,229,389, respectively. During the year ended December 31, 2016, the Company used cash from operations of $2,134,313. In addition, as of the date the financial statements were issued, the Company has notes receivable of $6,900,000 from a convertible note holder. Management believes that current cash on hand coupled with the notes receivable makes it probable that the Company’s cash resources will be sufficient to meet our cash requirements through approximately April 2018. If necessary, management also determined that it is probable that external sources of debt and/or equity financing could be obtained based on management’s history of being able to raise capital coupled with current favorable market conditions. As a result of both management’s plans and current favorable trends in improving cash flow, the Company concluded that the initial conditions which raised substantial doubt regarding the ability to continue as a going concern have been alleviated. Therefore, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein. While we believe in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds if necessary, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon the ability to further implement the business plan, generate sufficient revenues and control operating expenses.

3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Principles of Consolidation

All intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of acquisition to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted Section 360-10-35 of the FASB Accounting Standards Codification for its long-lived assets. Pursuant to ASC Paragraph 360-10-35-17, an impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Pursuant to ASC Paragraph 360-10-35-20, if an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets which range from three to ten years.

Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. The Company is required to perform impairment reviews at each of its reporting units annually and more frequently in certain circumstances. The Company performs the annual assessment on December 31.

In accordance with ASC 350–20 “Goodwill”, the Company is able to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two–step goodwill impairment test. If the Company concludes that it is more likely than not that the fair value of a reporting unit is not less than its carrying amount it is not required to perform the two–step impairment test for that reporting unit.

There were no impairment charges recognized during the years ended December 31, 2016 and 2015.

Intangible Assets, net

Intangible assets consist of technology, trademarks and broker relationships. Applicable long-lived assets are amortized or depreciated over the shorter of their estimated useful lives, the estimated period that the assets will generate revenue, or the statutory or contractual term in the case of patents. Estimates of useful lives and periods of expected revenue generation are reviewed periodically for appropriateness and are based upon management’s judgment. Intangible assets are amortized on the straight-line method over their useful lives ranging from 1 to 7 years.

During the year ended December 31, 2016, the Company recorded amortization expense of $246,509. The Company did not have any intangible assets as of December 31, 2015.

Debt Discount and Debt Issuance Costs

Debt discounts and debt issuance costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense based on the related debt agreements using the effective-interest method.

Derivative Instruments

The Company evaluates its convertible notes and warrants to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Paragraph 815-10-05-4 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and Paragraph 815-40-25 of the Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

The Company utilizes the Monte Carlo Method that values the liability of the debt conversion feature derivative financial instruments and derivative warrants based on a probability of a down round event. The reason the Company selected the lattice binomial model is that in many cases there may be multiple embedded features or the features of the bifurcated derivatives may be so complex that a Black-Scholes valuation does not consider all of the terms of the instrument. Therefore, the fair value may not be appropriately captured by simple models.

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

Advertising

The Company expenses advertising costs when incurred.

Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive loss. Other comprehensive loss refers to revenue, expenses, gains and losses that are recorded as an element of stockholder’s equity but are excluded from net loss. The Company’s other comprehensive loss is comprised of foreign currency translation adjustments.

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

Income Taxes

Income taxes are provided in accordance with ASC No. 740, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the period of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company is no longer subject to tax examinations by tax authorities for years prior to 2013.

Earnings (Loss) Per Share

Earnings per share (“EPS”) is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to Section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16, basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

The following table shows the outstanding dilutive common shares excluded from the diluted net loss per share calculation as they were anti-dilutive:

	December 31,
	2016	2015
Warrants	70,714	-
Conversion features on convertible notes	511,989	-
Total potentially dilutive shares	582,703	-

Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is composed of the chief executive officer and chief financial officer. We operate in two operational segments, consulting and technology. Certain corporate expenses are not allocated to segments.

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

Recent accounting pronouncements

In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle (issued as ASU 2014-09 by the FASB), is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 by one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating this standards impact on its consolidated financial statements and disclosures.

In August 2014, the FASB Accounting Standards Update (“ASU”) issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. The adoption of ASU 2014-15 had no material effect on its financial position or results of operations.

In March 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company adopted ASU 2015-03 during the year ended December 31, 2016. The adoption did not have a material effect on the Company’s financial statements.

During January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is not permitted with the exception of certain provisions related to the presentation of other comprehensive income. The adoption of ASU 2016-01 is not expected to have a material impact on our financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under ASU 2016-02, lessees will be required to recognize, for all leases of 12 months or more, a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature of an entity’s leasing activities. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective approach. The Company is in the process of evaluating the effect of the new guidance on its consolidated financial statements and disclosures.

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

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)”. The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. The Company is currently evaluating the impact of the new standard.

4)	ZONE TECHNOLOGIES, INC. MERGER

On November 9, 2016, the Company completed its previously disclosed merger with Zone Technologies, Inc. (“Zone”) pursuant to the Agreement and Plan of Merger, dated as of July 7, 2016, entered into by the Company, Zone Acquisition, Inc. and Zone, as amended by the Waiver and First Amendment to Agreement and Plan of Merger dated as of August 25, 2016 and the Acknowledgment of Satisfaction of Condition and Second Amendment to Agreement and Plan of Merger, dated as of September 21, 2016. The Company determined the acquisition constitutes a business acquisition in accordance with the guidance of ASC 805 “Business Combinations.”

On the Closing Date the Company issued 1,740,000 shares of the Company’s common stock as merger consideration.

The following tables summarize the fair values of the net assets/liabilities assumed and the allocation of the aggregate fair value of the purchase consideration, non–controlling interest and net liabilities to assumed identifiable and unidentifiable intangible assets:

Purchase consideration:
Common stock (1,740,000 shares at the transaction date fair value of $5.41 per share)	$9,413,000
Liabilities assumed	1,574,532
Assets acquired	(136,343)
Aggregate fair value of enterprise	10,851,169

Purchase price allocation:
Net liabilities assumed	(1,488,476)
Cash acquired	136,343
(1,352,133)
Aggregate fair value of purchase consideration, non–controlling interest and net liabilities assumed allocated to intangible assets as follows:
Technology	4,270,000
Broker Relationships	4,200
Trademarks	1,977,000
Goodwill	4,599,969
Total purchase price allocation	$10,851,169

5)	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015

Customer deposits	$300,199	$-
Tax	187,776	74,455
Insurance	44,517	43,173
Professional Fees and services	42,833	28,147
Rent	13,087	20,187
Other	8,759	42,681
Total prepaid expenses and other current assets	$597,171	$208,642

6)	PROPERTY AND EQUIPMENT

Property and equipment on December 31, 2016 and 2015 are as follows:

	December 31, 2016	December 31, 2015
Equipment and leaseholds	$106,460	$95,506
Furniture and Fixtures	34,186	34,186
Software	167,337	167,337
	307,983	297,029
Less: Accumulated Depreciation	262,771	249,144
	$45,212	$47,885

Depreciation expense charged to income for the years ended December 31, 2016 and 2015 amounted to $12,870 and $13,015, respectively.

7)	INTANGIBLE ASSETS AND GOODWILL

The Company’s intangibles assets consisted of the following:

	Estimated useful life (in years)	December 31, 2016
Technology	3	$4,270,000
Trademarks	7	1,977,000
Broker Relationships	1	4,200
Subtotal		6,251,200
Less: Accumulated amortization	—	(246,509)
Intangible assets, net		$6,004,691

The Company recorded amortization expense of $246,509 and $0 for the years ended December 31, 2016 and 2015, respectively.

The following table outlines estimated future annual amortization expense for the next five years and thereafter:

December 31,
2017	$1,711,494
2018	1,707,904
2019	1,501,229
2020	284,571
2021	284,571
Thereafter	514,922
$6,004,691

Goodwill represents the difference between purchase cost and the fair value of net assets acquired in business acquisitions. Goodwill and indefinite lived intangible assets are tested for impairment annually as of December 31, and more often if a triggering event occurs, by comparing the fair value of each reporting unit to its carrying value.

December 31, 2016
Balance as of January 1, 2016	$-
Goodwill recorded on Zone Technologies, Inc Merger	4,599,969
Balance as of December 31, 2016	$4,599,969

8)	SECURITIES PURCHASE AGREEMENT

September 7, 2016 Securities Purchase Agreement:

Terms:

On September 7, 2016 (the “Closing Date”), the Company sold and issued Senior Secured Convertible Notes (“Notes”) in the aggregate principal amount of $4,301,075 for consideration consisting of (i) a cash payment by an institutional investor (the “Investor”) in the amount of $1,000,000 together with a secured promissory note payable by the Investor to the Company (the “Investor Note”) in the principal amount of $3,000,000. The Note included an original issue discount of $301,075.

The Notes

The aggregate principal amount of the Notes is $4,301,075. Unless earlier converted or redeemed, the Notes mature 15 months from the date they were issued. The Notes bear interest at a rate of 6% per annum, subject to an increase to 12% during the first 30 days following the occurrence and continuance of an Event of Default and to 18% thereafter. Interest on the Notes will be payable in arrears commencing on December 1, 2016 and quarterly thereafter, beginning on January 1, 2017 and, so long as certain conditions, as defined in the Notes, have been satisfied, may be paid in shares of common stock at the Company’s option. The Company may also elect to pay interest in whole or in part in cash. Interest on the Notes is computed on the basis of a 360-day year and twelve 30-day months.

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

Subsequently, on December 2, 2016, the Company permanently reduced the exercise price to $4.00.

The Company accounted for the alternative conversion provisions as a derivative liability and recognized the fair value at issuance. At each balance sheet date, the feature is re-valued and the corresponding change in fair value is recorded in other income and expense.

Under certain conditions, the Company has the right to redeem all, but not less than all, of the amounts remaining unpaid under the Notes. The portion of the Notes subject to redemption can be redeemed by the Company in cash at a price equal to 110% of the amount being redeemed. In the event of a change of control, the Investors may require the Company to redeem the Notes in cash.

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

HMNY Zone Loan LLC also provided a Guaranty to the Investor as Collateral Agent whereby HMNY Zone Loan LLC guarantees the punctual payment of all obligations that accrue after the commencement of any insolvency proceeding of the Company, whether or not the payment of such obligations are enforceable or allowable in the insolvency proceeding, and all fees, interest, premiums, penalties, causes of actions, costs, commissions, expense reimbursements, indemnifications and all other amounts due or to become due under any of the Note financing documents, and agrees to pay any and all costs and expenses (including counsel fees and expenses) incurred by the Collateral Agent in enforcing any rights under the Guaranty or any other Note financing document.

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

The Investor paid the entire $3 million during the three months ended December 31, 2016. On receipt of the proceeds, management bifurcated the corresponding conversion feature and recorded a derivative liability at fair value using a Monte-Carlo pricing model.

Placement Agent Note and Warrants

The aggregate principal amount of the Senior Secured Convertible Note issued to the placement agent (the “Placement Agent Note”) is $80,000. Unless earlier converted or redeemed, the Placement Agent Note matures 15 months from the date it was issued. The Placement Agent Note bears interest at a rate of 6% per annum, subject to an increase to 12% during the first 30 days following the occurrence and continuance of an Event of Default and to 18% thereafter. Interest on the Placement Agent Note will be payable in arrears commencing on December 1, 2016 and quarterly thereafter, beginning on January 1, 2017 and, so long as the certain conditions have been satisfied, may be paid in shares of common stock at the Company’s option. The Company may also elect to pay interest in whole or in part in cash. Interest on the Notes is computed on the basis of a 360-day year. The remaining terms are similar to that of the Notes as described above.

In addition to issuing the Placement Agent Note, the Company issued a 5-year warrant as partial payment for its placement agent services. The Placement Agent Warrant allows the purchase of 9,908 shares (of the Company’s common stock at an exercise price of $9.36 per share. If, after the first anniversary of the Closing Date, there is no effective registration statement registering, or no current prospectus available for, the resale of the Warrant Shares by the placement agent, then the Placement Agent Warrant may also be exercised, in whole or in part, by means of a “cashless exercise”.

The warrant contained a fundamental transaction provision. Upon each such adjustment, the number of the shares of the Company’s common stock issuable upon exercise of the Warrant will increase proportionately. The Company accounted for such provision as a derivative liability and recognized the fair value at issuance. At each balance sheet date, the feature is re-valued and the corresponding change in fair value is recorded in other income and expense.

Zone Note

On the closing date, the Company used $750,000 of the proceeds from the sale of the Zone Notes to provide, through its newly formed wholly-owned subsidiary, HMNY Zone Loan LLC, a senior secured loan to Zone Technologies, Inc., secured by all of Zone’s assets. The remainder of the proceeds was used for general corporate purposes. The Zone Note is due on the earlier of September 7, 2017 or upon the date the Notes become due. The Zone Notes bear interest at a rate of 6%.

On October 25, 2016, the Company, entered into an Amendment to Promissory Note and Security and Pledge Agreement whereby the Company increased its senior secured loan to Zone by $383,305, thereby increasing the principal amount of the Promissory Note, dated September 7, 2016, made by Zone to a total of $1,133,305. The Amended Note is secured by a first priority lien on all of Zone’s assets pursuant to the Security and Pledge Agreement, dated as of September 7, 2016, between Zone and HMNY Zone Loan LLC.

December 2, 2016 Securities Purchase Agreement

Terms:

On December 2, 2016 (the “Closing Date”), the Company issued two Senior Secured Convertible Notes (the “December Notes”) to the Investor in the aggregate principal amount of $6,720,000 for consideration consisting of (i) a cash payment by the Investor in the amount of $1,100,000 and (ii) a secured promissory note payable by the Investor to the Company (the “December Investor Note”) in the principal amount of $4,900,000 (the “Purchase Price Balance”). The Note in the aggregate original principal amount of $1,820,000 is referred to as the “Initial Note”. The Note in the aggregate original principal amount of $4,900,000 is referred to as the “Additional Note”. The December Notes included an original issue discount of $720,000.

The Notes

The aggregate principal amount of the December Notes is $6,720,000. Unless earlier converted or redeemed, the December Notes mature 8 months from the date they were issued. The December Notes bear interest at a rate of 6% per annum, subject to an increase to 12% during the first 30 days following the occurrence and continuance of an Event of Default and to 18% thereafter. Interest on the December Notes will be payable in arrears commencing on January 1, 2017 and quarterly thereafter, beginning on April 1, 2017 and, so long as certain conditions, as defined in the December Notes, have been satisfied, may be paid in shares of common stock at the Company’s option. The Company may also elect to pay interest in whole or in part in cash. Interest on the December Notes is computed on the basis of a 360-day year and twelve 30-day months.

The Investor may, at any time, elect to convert the December Notes into shares of the Company’s common stock at a conversion price, subject to certain beneficial ownership limitations. The Conversion Price is $4.45. The Company may, with the consent of the Investor, reduce the then-current Conversion Price to any amount equal to or greater than the Floor Price ($4.00) for any period of time deemed appropriate by the Company’s Board of Directors.

The Investor also has the right to convert the December Notes into shares of the Company’s common stock at the Alternate Conversion Price, subject to certain beneficial ownership limitations described below. The Alternate Conversion Price is defined as the lowest of (i) the Conversion Price as in effect on the applicable Conversion Date of the applicable Alternate Conversion, (ii) $4.00 for the Initial Note (subject to proportionate adjustment for stock splits, dividends and combinations), and (iii) the greater of (I) the Floor Price ($4.00) and (II) 85% of the quotient of (x) the sum of the volume weighted average price of the Company’s common stock for each of the five consecutive Trading Days ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable conversion notice, divided by (y) 5, for the Additional Note.

The Company accounted for the alternative conversion provisions as a derivative liability and recognized the fair value at issuance. At each balance sheet date, the feature is re-valued and the corresponding change in fair value is recorded in other income and expense.

Under certain conditions, the Company has the right to redeem all, but not less than all, of the amounts remaining unpaid under the December Notes. The portion of the December Notes subject to redemption can be redeemed by the Company in cash at a price equal to 115% of the amount being redeemed. In the event of a change of control, the Investor may require the Company to redeem the Notes in cash.

The December Notes contain standard and customary events of default including but not limited to: (i) failure to register the Company’s common stock within certain time periods or failure to keep the registration statement effective as required by the Registration Rights Agreement; (ii) failure to maintain the listing of the Company’s common stock; (iii) failure to make payments when due under the Note; (iv) breaches of covenants and (iv) bankruptcy or insolvency.

Following an Event of Default, the Investor may require the Company to redeem all or any portion of the December Notes. The redemption amount may be paid in cash or with shares of the Company’s common stock, at the election of the Investor.

The Event of Default Redemption Price will be computed as a price equal to the greater of (i) 125% of the principal, interest and late charges to be redeemed and (ii) the product of (X) the principal, interest and late charges to be redeemed divided by the Conversion Price multiplied by (Y) the product of (1) 125% multiplied by (2) the greatest Closing Sale Price of the Company’s common stock on any Trading Day during the period commencing on the date preceding such Event of Default and ending on the date the Company makes the entire payment required to be made under the December Note.

In addition, following an Event of Default, the holders of the December Notes will have the right to convert the December Notes at the “Alternate Conversion Event of Default Price” which means, with respect to any Alternate Conversion, that price which shall be the lowest of (i) the applicable Conversion Price as in effect on the applicable Conversion Date of the applicable Alternate Conversion, and (ii) 75% of the lowest volume weighted average price of the common stock for each of the 30 consecutive Trading Days ending and including the Trading Day of delivery or deemed delivery of the applicable Conversion Notice.

The December Notes prohibit the Company from entering into specified transactions involving a change of control unless the successor entity, which must be a publicly traded corporation whose common stock is quoted on or listed for trading on an Eligible Market, assumes in writing all of the Company’s obligations under the Note.

The Company and its wholly-owned subsidiaries Zone Technologies, Inc. (“Zone”) and HMNY Zone Loan LLC each entered into a Security and Pledge Agreement in favor of the Investor as Collateral Agent. Pursuant to such Security and Pledge Agreements, the December Notes are secured by a perfected first priority security interest in all of the assets of the Company, Zone and HMNY Zone Loan LLC, subject to Permitted Liens.

Zone and HMNY Zone Loan LLC also provided a Guaranty to the Investor as Collateral Agent whereby they guarantee the punctual payment of all obligations that accrue after the commencement of any insolvency proceeding of the Company, whether or not the payment of such obligations are enforceable or allowable in the insolvency proceeding, and all fees, interest, premiums, penalties, causes of actions, costs, commissions, expense reimbursements, indemnifications and all other amounts due or to become due under any of the Note Financing documents, and agree to pay any and all costs and expenses (including counsel fees and expenses) incurred by the Collateral Agent in enforcing any rights under the Guaranty or any other Note financing document.

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

December Investor Note

The December Investor Note is payable in full on August 2, 2017. The Investor’s obligation to pay the Company the Purchase Price Balance pursuant to the Investor Note is secured by $4.9 million, in the aggregate, in cash or cash equivalents. The Investor may, at its option at any time after December 31, 2016, voluntarily prepay the Investor Note, in whole or in part. The Investor Note is also subject to mandatory prepayment, in whole or in part, upon the occurrence of one or more of the following mandatory prepayment events:

(1) Mandatory Prepayment upon Conversion of Initial Note – At any time the Investor has converted $1,820,000 or more in principal amount of the Initial Note, the Investor will be required to prepay the Investor Note, on a dollar-for-dollar basis, for each subsequent conversion of the Additional Note.

(2) Mandatory Prepayment upon Mandatory Prepayment Notices – The Company may require the Investor to prepay the Investor Note by delivering a mandatory prepayment notice to the Investor, subject to (i) the satisfaction of certain equity conditions, and (ii) the Investor’s receipt of a valid written notice by the Company electing to effect a mandatory conversion of Restricted Principal (defined as $4.9 million of the principal amount of the Notes), not in excess of the Maximum Mandatory Share Amount or the Maximum Mandatory Conversion Amount.

Placement Agent Warrant

On the Closing Date, the Company issued a 5-year warrant (the “Placement Agent Warrant”) to Palladium as partial payment for its placement agent services. The Placement Agent Warrant allows Palladium to purchase 22,000 shares (the “Warrant Shares”) of the Company’s common stock at an exercise price per share equal to the greater of $4.45 and the closing bid price of the Company’s common stock on the Nasdaq Capital Market on the Closing Date. If, after the first anniversary of the Closing Date, there is no effective registration statement registering, or no current prospectus available for, the resale of the Warrant Shares by Palladium, then the Placement Agent Warrant may also be exercised, in whole or in part, by means of a “cashless exercise”.

The Placement Agent Warrant contains a fundamental transaction provision. Upon each such adjustment, the number of the shares of the Company’s common stock issuable upon exercise of the Placement Agent Warrant will increase proportionately. The Company accounted for such provision as a derivative liability and recognized the fair value at issuance. At each balance sheet date, the feature is re-valued and the corresponding change in fair value is recorded in other income and expense.

Note Activity:

Following is an analysis of the activity in the Senior Secured Convertible Notes during the year ended December 31, 2016:

Amount
Balance at December 31, 2015	$-
Issuance of Notes during the period	4,301,075
Issuance of Placement Agent Note	80,000
Issuance of December Notes during the period	6,720,000
Right of setoff of the Investor Notes	(3,000,000)
Right of setoff of the December Investor Notes	(4,900,000)
Receipt of proceeds from Investor Notes	3,000,000
Conversion of Notes	(3,969,075)
Debt discount	(5,180,000)
Original issue discount	(1,021,075)
Accretion of debt discount	4,000,500

Balance at December 31, 2016	$31,425

Under ASC 210-20-45-1, management offset the Notes by the Investor Notes yet to be funded.

The funded and unfunded portion of the Investor Note consists of the following at December 31, 2016:

December 31, 2016
December Investor notes - Available funding (subject to limitations)	$4,900,000
Unfunded amount of investor notes	(4,900,000)

Investor notes - funded (prior to any repayments)	$-

During the period January 1, 2017 through March 31, 2017, the Company has received an additional $3,000,000 in proceeds from the Investor Note.

During the year ended December 31, 2016, the Investor has converted a total of $3,969,075 in principal and $46,283 in interest into 804,401 shares of the Company’s common stock.

From January 1, 2017 through April 10, 2017, the Investor has converted an additional $1,857,000 in principal and $1,217 in interest into 466,352 shares.

9)	FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES MEASURED ON A RECURRING BASIS

Level 3 Financial Liabilities - Derivative conversion features and warrant liabilities

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of December 31, 2016:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative liability - warrants	$-	$-	$-	$230,663	$230,663
Derivative liability – conversion feature	$-	$-	$-	$977,129	$977,129
Total	$-	$-	$-	$1,207,792	$1,207,792

There were no financial assets and liabilities measured at fair value on a recurring basis on the consolidated balance sheet as of December 31, 2015.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2016:

Fair Value Measurement Using Level 3 Inputs
Total
Balance, January 1, 2016	$-
Purchases, issuances and settlements	6,391,364
Conversions to paid in capital	(3,999,457)
Change in fair value of derivative liabilities	(1,184,115)
Balance, December 31, 2016	$1,207,792

The fair value of the derivative conversion features and warrant liabilities as of December 31, 2016 were calculated using a Monte-Carlo option model valued with the following weighted average assumptions:

Dividend Yield		0%
Expected Volatility	154%	-	230%
Risk free interest rate	0.82%	–	1.12%
Contractual term (in years)	0.67	–	5.0
Exercise price	$4.00	-	$9.36

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments. The significant unobservable input (probability of a down round event) used in the fair value measurement is the estimation of the likelihood of the occurrence of a change in the contractual terms of the financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

10)	STOCK BASED COMPENSATION

The Company has a stock based compensation plan, which is described as follows:

On March 3, 2014, the Board of Directors terminated the Company’s 1997 Stock Option and Award Plan and approved and adopted the Helios and Matheson Analytics Inc. 2014 Equity Incentive Plan (the “2014 Plan”) which the Company’s shareholders approved at the annual shareholders meeting held on May 5, 2014. There were no shares outstanding under the 1997 Stock Option and Award Plan. The 2014 Plan sets aside and reserves 400,000 shares of the Company’s common stock for grant and issuance in accordance with its terms and conditions. Persons eligible to receive awards from the 2014 Plan include employees (including officers and directors) of the Company and its affiliates, consultants who provide significant services to the Company or its affiliates and directors who are not employees of the Company or its affiliates (the “Participants”). The 2014 Plan permits the Company to issue to Participants qualified and/or non-qualified options to purchase the Company’s common stock, restricted common stock, performance units and performance shares. The 2014 Plan will terminate on March 3, 2024. The Compensation Committee of the Company’s Board of Directors has been appointed as the committee responsible for administration of the 2014 Plan and has the sole discretion to determine which Participants will be granted awards and the terms and conditions of the awards granted. Effective November 7, 2016 the plan was amended to include a total of 1,125,000 shares of common stock to be issued under the Employee Stock Option Plan. Through the date of filing of this Form 10-K no awards have been granted under the 2014 Plan.

11)	CONCENTRATION OF CREDIT RISK

The Company’s policy is to place its cash with high credit quality financial instruments and institutions and limit the amounts invested with any one financial institution or in any type of instrument. Deposits held with banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash.

The revenues of the Company’s top four customers represented approximately 91.3% of the revenues for the year ended December 31, 2016. The revenues of the Company’s top four customers represented approximately 90.2% of the revenues for the year ended December 31, 2015. No other customer represented greater than 10% of the Company’s revenues for such periods. The Company continues its effort to broaden its customer base in order to mitigate this risk.

One of the Company’s clients, while continuing the engagement under a Master Services Agreement, issued a notice to terminate, as of May 15, 2016, the arrangement for use of the Offshore Development Center (ODC) provided to the client by the Company. However the ODC, together with all of the employees, is now being utilized by another company (although not one of the Company’s clients), thus ensuring that no additional expenses are incurred by the Company with respect to the ODC. For the years ended December 31, 2016 and 2015, revenue generated from use of the ODC was approximately $1.10 million and $2.50 million, respectively. There can be no assurance that the Company will be able find other clients to make up for the annual revenue shortfall that resulted from the termination of this relationship.

12)	COMMITMENTS AND CONTINGENCIES

The Company’s commitments at December 31, 2016 are comprised of the following:

Contractual Obligations	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating Lease Obligations
Rent (1)	1,118,810	208,945	445,885	463,980	-
Total	$1,118,810	$208,945	$445,885	$463,980	$-

(1) The lease for the Company’s facility in New York included an expiration date of April 30, 2017, however, the lease was amended on March 28, 2017 to extend the term to June 30, 2022. The Company also leases an office in Bangalore, India. Unless the lease term is extended, the lease will expire on October 7, 2017.

As of December 31, 2016, the Company does not have any “Off Balance Sheet Arrangements”.

Legal Proceeding

On August 24, 2016, 3839 Holdings LLC (“3839 Holdings”) filed a summons and complaint in the Supreme Court of the State of New York, New York County, against Theodore Farnsworth (“Mr. Farnsworth”), Highland Holdings Group, Inc. (“HHGI”) and Zone Technologies, Inc. (“Zone”), collectively referred to as the “Zone Defendants”. The claims arise out of 3839 Holdings’ purchase of a 10% interest in HHGI and an unsuccessful real estate investment. The Complaint asserted claims for: (i) breach of contract, breach of the implied covenant of good faith and fair dealing and breach of fiduciary duty against Mr. Farnsworth and HHGI; (ii) unjust enrichment against Mr. Farnsworth and Zone; (iii) fraudulent conveyance against all of the Zone Defendants; and (iv) alter ego liability against Mr. Farnsworth for HHGI’s obligations. The suit also sought, as part of any final relief it may obtain after trial, an injunction against the merger between Zone and the Company, along with an award of attorneys’ fees. On or about December 7, 2016, 3839 Holdings amended the complaint to add the Company as a defendant, alleging claims against the Company for unjust enrichment, fraudulent conveyance, aiding and abetting a fraudulent conveyance, tortious interference with contract, permanent injunction and attorneys’ fees and cost. 3839 Holdings seeks compensation from the Company and the Zone Defendants in an amount of no less than $3 million plus prejudgment interest, attorney’s fees and costs and expenses. 3839 Holdings is also seeking an injunction to prevent the Company and the Zone Defendants from transferring or disposing of assets. The Company and Zone believe that the claims are baseless and intend to vigorously defend the action.

13)	TRANSACTIONS WITH RELATED PARTIES

Transactions with Helios and Matheson Information Technology Ltd. (“HMIT”)

In September 2010 the Company entered into an amendment of a Memorandum of Understanding (the “MOU”) with its former parent, HMIT, which was subsequently amended on August 2013. Pursuant to the MOU, HMIT agreed to make available to the Company facilities of dedicated Off-shore Development Centers (“ODCs”) and also render services by way of support in technology, client engagement, management and operating the ODCs for the Company. The Company furnished HMIT with a security deposit of $2 million to cover any expenses, claims or damages that HMIT may have incurred while discharging its obligations under the MOU and also to cover the Company’s payable to HMIT. The amount payable to HMIT for services rendered under the MOU was $0 and $0 for the twelve months ended December 31, 2015 and 2016, respectively. All payments to HMIT under the MOU were to be made after collections were received from clients. No amount was paid to HMIT for services rendered under the MOU for the twelve months ended December 31, 2015 and 2016, respectively. As of December 31, 2015, the Company had a receivable from HMIT in the amount of $182,626 which represents amounts paid on behalf of HMIT, for which the Company fully reserved.

In August 2014, the Company entered into a Professional Service Agreement with HMIT (the “PSA”), which documented ongoing services provided by HMIT from February 24, 2014. Pursuant to the PSA, HMIT hired employees in India and provided infrastructure services for those employees to facilitate the operations of those of the Company’s clients who needed offshore support for their businesses. For the services the Company paid the costs incurred by HMIT for the employees it hired to provide the services and a fixed fee for infrastructure support. Beginning October 2014, all employees were transferred to the payroll of the Company’s subsidiary, Helios and Matheson Global Services Pvt. Ltd., and HMIT was paid only for the infrastructure support it provided until August 2015. Beginning September 2015, Helios and Matheson Global Services Pvt. Ltd. leased an office and took over infrastructure support from HMIT. For the twelve months ended December 31, 2015 and 2016 the Company’s revenue from services provided with offshore support of HMIT was approximately $2.3 million and $1.1 million, respectively. The amount paid to HMIT for services rendered, including prepayment of certain expenses, under the PSA for the twelve months ended December 31, 2015 and 2016 was approximately $224,000 and $0, respectively.

HMIT ceased providing services under the MOU and PSA during the third quarter of 2015. The Company ensured continued uninterrupted services to its clients by taking on infrastructure costs relating to the lease and employees.

The Company determined to provide for a reserve in its September 30, 2015 and December 31, 2015 financial statements in the amount of $2.3 million (the “Reserve Amount”) due to an uncertainty relating to the ability of HMIT to (i) return the security deposit held by HMIT in connection with the MOU and (ii) pay approximately $344,000 in reimbursable expenses and advances pursuant to the PSA.

On January 21, 2016, HMIT became subject to a liquidation order by an Indian court resulting from creditors’ claims against HMIT. On February 15, 2016, the High Court of Judicature at Madras (Civil Appellate Jurisdiction) issued an order of interim stay of the liquidation order. HMIT continues to await a decision from the High Court of Judicature relating to this matter. If HMIT becomes subject to liquidation, the Company would likely not be able to collect the full Reserve Amount.

Jayamaruthi Software Systems Pvt. Ltd. (Subsidiary of HMIT)

The Company obtained certain services from the HMIT subsidiary, Jayamaruthi Software Systems Pvt. Ltd., under the PSA. The amount payable for the services rendered during the 2015 year was approximately $20,000. The amount paid during the 2015 year was approximately $16,000. The amount payable at the end of the 2015 year was approximately $4,000. We had no transactions with Jayamaruthi during 2016.

Maruthi Consulting Inc. (Subsidiary of HMIT)

The Company provided consulting services to Maruthi Consulting Inc., a subsidiary of HMIT. As of January 1, 2015, we had a receivable due from Maruthi in the amount of $75,338 and during 2015 we billed an additional $223,454 to Maruthi for services rendered. We provided no services to Maruthi during the year ended December 31, 2016. During 2015, we received $237,318 in payments from Maruthi. Therefore, the amounts receivable on December 31, 2016 and 2015 were approximately $61,474 and $61,474, respectively.

The Company also procured services from Maruthi during 2015. The amount payable for the services procured during 2015 was $23,000. We paid $21,000 to Maruthi during 2015 and $2,000 during 2016.

Helios and Matheson IT (Bangalore) Ltd. (Subsidiary of HMIT)

During the year ended December 31, 2016, the Company’s Indian subsidiary obtained professional services from Helios and Matheson IT (Bangalore) Ltd. which is a subsidiary of HMIT. An amount of $236,274 has been included in the Company’s operating expenses during the year ended December 31, 2016.

Services rendered by IonIdea, Inc.

Effective August 1, 2013, the Company renewed a Statement of Work dated August 1, 2012 with IonIdea, Inc. to provide certain professional services, workstation facilities and communication equipment to the Company and its wholly-owned subsidiary, Helios and Matheson Global Services Private Limited. The Statement of Work commenced on August 1, 2008, and continued through July 31, 2014 and was thereafter renewed automatically for one year unless terminated by either party in accordance with the provisions of the original agreement. The Statement of Work was terminated on September 30, 2015. Kishan Grama Ananthram, a former member of the Company’s Board, is the Chief Executive Officer of IonIdea and Mr. Ananthram owns all of the outstanding capital stock of IonIdea. The amounts paid to IonIdea by the Company for services provided during the twelve months ended December 31, 2016 and 2015 were approximately $0 and $41,000, respectively.

Consulting Services from Viraj Patel

Viraj Patel was a director until his resignation on April 1, 2016. Following his resignation, Mr. Patel assisted three new members of our Board in assuming their roles as directors. We paid Mr. Patel a consulting fee of $12,500 for providing these services.

14)	WARRANTS

During the year ended December 31, 2016, the Company issued warrants to purchase 70,714 shares of the Company’s common stock to the Palladium Capital Advisors LLC. The warrants are exercisable for five years at an exercise price range between $4.45 to $9.36 per share.

The following is a summary of the Company’s stock warrant activity during the year ended December 31, 2016:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding - January 1, 2016	-	$-	-
Granted	70,714	6.26	5
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding – December 31, 2016	70,714	$6.26	4.87
Exercisable – December 31, 2016	70,714	$6.26	4.87

At December 31, 2016, the total intrinsic value of warrants outstanding and exercisable was $0.

15)	INCOME TAXES

The Company accounts for income taxes using the liability method.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred tax assets and (liabilities) consist of the following:

	December 31,
	2016	2015
Licensing revenues	$(7,000)	$(5,000)
Accounts receivable reserve	194,000	40,000
Depreciation and amortization	353,000	262,000
Investments	928,000	928,000
Other	1,141,000	1,135,000
Net operating losses	9,427,000	5,162,000
Subtotal	12,036,000	7,522,000
Valuation allowance	(12,036,000)	(7,522,000)
Total	$-	$-

Internal Revenue Code Section 382 places a limitation on the utilization of federal net operating loss and other credit carry-forwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percentage point change in ownership occurs. On September 5, 2006, HMIT acquired a greater than 50 percent ownership of the Company. Accordingly, the actual utilization of the net operating loss carry-forwards for tax purposes are limited annually under Code Section 382 to a percentage (currently about four and a half percent) of the fair market value of the Company at the date of this ownership change.

At December 31, 2016, the Company has federal net operating loss carry-forwards of approximately $14.8 million, which will begin to expire in 2020. The New Jersey net operating loss carry-forwards of approximately $1.9 million will begin to expire in 2020. The full utilization of the deferred tax assets in the future is dependent upon the Company’s ability to generate taxable income; accordingly, a valuation allowance of an equal amount has been established. During the years ended December 31, 2016 and 2015, the valuation allowance increased by approximately $4,514,000 and $959,000, respectively.

Significant components of the provision for income taxes are as follows:

	Year Ended December 31,
	2016	2015
Current:
Federal	$-	$-
State and local	12,000	3,674
Foreign	(26,665)	67,571
Total Current	$(14,665)	$71,245
Deferred:
Federal	-	-
State and local	-	-
Foreign	-	-
Total Deferred	-	-
Total	$(14,665)	$71,245

A reconciliation between the federal statutory rate and the effective income tax rate for the years ended December 31, 2016 and 2015 is as follows:

	2016	2015
Federal statutory rate	34.0%	34.0%
State and local taxes net of federal tax benefit	(0.1)	(0.1)
Non-deductible expenses	18.9	(0.1)
Foreign tax expense	(0.7)	0.7
Change in valuation allowance	(51.9)	(38.0)
Total	0.20%	(3.5)%

16)	SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision–making group is composed of the Chief Executive Officer. The Company operates in two segments, Consulting and Technology. During the year ended December 31, 2015, the Company only operated in the consulting segment.

The Company evaluates performance of its operating segments based on revenue and operating loss. The following table summarizes our segment information for the year ended December 31, 2016:

	Consulting	Technology	Total
Year ended December 31, 2016
Revenue	$6,759,700	$–	$6,759,700
Cost of revenue	(4,860,927)	–	(4,860,927)
Gross margin	1,898,773	–	1,898,773
Loss from operations	$(1,538,510)	$(557,825)	$(2,096,335)
December 31, 2016
Cash and cash equivalents	$–	$1,651,508	$2,747,240
Accounts receivable	410,106	-	410,106
Property and equipment	34,368	10,844	45,212
Intangible assets	–	6,004,691	6,004,691
Goodwill	–	4,599,969	4,599,969
Accounts payable and accrued expenses	$1,196,668	$134,450	$1,331,118

17)	SUBSEQUENT EVENTS

February 8, 2017 Securities Purchase Agreement

Terms:

On February 8, 2017, the Company issued two Senior Secured Convertible Notes (the “February 2017 Notes”) to the Investor in the aggregate principal amount of $5,681,818 for consideration consisting of a secured promissory note payable by the Investor to the Company in the principal amount of $5,000,000.

The February 2017 Notes

The aggregate principal amount of the February 2017 Notes is $5,681,818, of which the note for $681,818 is referred to as the "Initial Note" and the note for $5,000,000 is referred to as the "Additional Note". Unless earlier converted or redeemed, the February 2017 Notes mature 8 months from the date they were issued. The February 2017 Notes bear interest at a rate of 6% per annum, subject to an increase to 12% during the first 30 days following the occurrence and continuance of an Event of Default and to 18% thereafter.

The Investor may, at any time, elect to convert the February 2017 Notes into shares of the Company’s common stock at the Conversion Price, subject to certain beneficial ownership limitations. The Conversion Price is $4.00.

The Investor also has the right to convert the February 2017 Notes into shares of the Company’s common stock at the Alternate Conversion Price, subject to certain beneficial ownership limitations. The Alternate Conversion Price is defined as the lowest of (i) the Conversion Price as in effect on the applicable Conversion Date of the applicable Alternate Conversion, (ii) $4.00 for the Initial Note (subject to proportionate adjustment for stock splits, dividends and combinations), and (iii) the greater of (I) the Floor Price ($4.00) and (II) 85% of the quotient of (x) the sum of the volume weighted average price of the Company’s common stock for each of the five consecutive Trading Days ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable conversion notice, divided by (y) 5, for the Additional Note.

The Company accounted for the alternative conversion provisions as a derivative liability and recognized the fair value at issuance. At each balance sheet date, the feature is re-valued and the corresponding change in fair value is recorded in other income and expense.

Under certain conditions, the Company has the right to redeem all, but not less than all, of the amounts remaining unpaid under the February 2017 Notes. The portion of the February 2017 Notes subject to redemption can be redeemed by the Company in cash at a price equal to 115% of the amount being redeemed. In the event of a change of control, the Investor may require the Company to redeem the Notes in cash.

The February 2017 Notes contain standard and customary Events of Default including but not limited to: (i) failure to register the Company’s common stock within certain time periods or failure to keep the registration statement effective as required by the Registration Rights Agreement; (ii) failure to maintain the listing of the Company’s common stock; (iii) failure to make payments when due under the Notes; (iv) breaches of covenants and (iv) bankruptcy or insolvency.

Following an Event of Default, the Investor may require the Company to redeem all or any portion of the February 2017 Notes. The redemption amount may be paid in cash or with shares of the Company’s common stock, at the election of the Investor.

The Event of Default Redemption Price will be computed as a price equal to the greater of (i) 125% of the principal, interest and late charges to be redeemed and (ii) the product of (X) the principal, interest and late charges to be redeemed divided by the Conversion Price multiplied by (Y) the product of (1) 125% multiplied by (2) the greatest Closing Sale Price of the Company’s common stock on any Trading Day during the period commencing on the date preceding such Event of Default and ending on the date the Company makes the entire payment required to be made under the February 2017 Note.

In addition, following an Event of Default, the holders of the February 2017 Notes will have the right to convert the February 2017 Notes at the “Alternate Conversion Event of Default Price” which means, with respect to any Alternate Conversion, that price which shall be the lowest of (i) the applicable Conversion Price as in effect on the applicable Conversion Date of the applicable Alternate Conversion, and (ii) 75% of the lowest volume weighted average price of the common stock for each of the 30 consecutive Trading Days ending and including the Trading Day of delivery or deemed delivery of the applicable Conversion Notice.

The February 2017 Notes prohibit the Company from entering into specified transactions involving a change of control unless the successor entity, which must be a publicly traded corporation whose common stock is quoted on or listed for trading on an Eligible Market, assumes in writing all of the Company’s obligations under the Note.

The Company and its wholly-owned subsidiaries, Zone Technologies, Inc. (“Zone”) and HMNY Zone Loan LLC, each entered into a Security and Pledge Agreement in favor of the Investor as Collateral Agent. Pursuant to such Security and Pledge Agreements, the February 2017 Notes are secured by a perfected first priority security interest in all of the assets of the Company, Zone and HMNY Zone Loan LLC, subject to Permitted Liens.

Zone and HMNY Zone Loan LLC also provided a Guaranty to the Investor as Collateral Agent whereby they guarantee the punctual payment of all obligations that accrue after the commencement of any insolvency proceeding of the Company, whether or not the payment of such obligations are enforceable or allowable in the insolvency proceeding, and all fees, interest, premiums, penalties, causes of actions, costs, commissions, expense reimbursements, indemnifications and all other amounts due or to become due under any of the Note Financing documents, and agree to pay any and all costs and expenses (including counsel fees and expenses) incurred by the Collateral Agent in enforcing any rights under the Guaranty or any other Note financing document.

Under the terms of a Registration Rights Agreement with the Investor, the Company is required to register for resale the shares of common stock that are issuable upon conversion of the February 2017 Notes, additional shares that could be used as payment of monthly interest plus an additional number of shares so that the total number of shares of common stock registered equals 125% of the sum of the maximum number of shares issuable upon conversion of the February 2017 Notes. The Registration Rights Agreement requires the Company to file the registration statement within 30 days after the Closing Date and to have the registration statement declared effective 90 days after the Closing Date (or 120 days after the Closing Date if the registration statement is subject to review by the Securities and Exchange Commission).

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

February 2017 Investor Note

The February 2017 Investor Note is payable in full on October 8, 2017. The Investor’s obligation to pay the Company the Purchase Price Balance pursuant to the Investor Note is secured by $5.0 million, in the aggregate, in cash or cash equivalents. The Investor may, at its option at any time after February 28, 2017, voluntarily prepay the Investor Note, in whole or in part. The Investor Note is also subject to mandatory prepayment, in whole or in part, upon the occurrence of one or more of the following mandatory prepayment events:

(1) Mandatory Prepayment upon Conversion of Initial Note – At any time the Investor has converted $681,818 or more in principal amount of the Initial Note, the Investor will be required to prepay the Investor Note, on a dollar-for-dollar basis, for each subsequent conversion of the Additional Note.

(2) Mandatory Prepayment upon Mandatory Prepayment Notices – The Company may require the Investor to prepay the Investor Note by delivering a mandatory prepayment notice to the Investor, subject to (i) the satisfaction of certain equity conditions, and (ii) the Investor’s receipt of a valid written notice by the Company electing to effect a mandatory conversion of Restricted Principal (defined as $5.0 million of the principal amount of the Notes), not in excess of the Maximum Mandatory Share Amount or the Maximum Mandatory Conversion Amount.

Placement Agent Warrants

As partial payment for its placement agent services, Palladium Capital Advisors LLC (“Palladium”) will receive, as and when prepayments are made under the Investor Note, 5-year warrants (the “Placement Agent Warrants”) for the purchase of 8% of the number of shares of the Company’s common stock into which the unrestricted principal of the Additional Note becomes convertible, without regard to any increase in shares issuable under a “True Up” or ratchet provision (the “Warrant Shares”). The exercise price of the Placement Agent Warrants will be $4.50 and the Placement Agent Warrants cannot be exercised for a period of 6 months from the applicable date of issuance. If, after the first anniversary of the applicable issuance date of the Placement Agent Warrants, there is no effective registration statement registering, or no current prospectus available for, the resale of the Warrant Shares by Palladium, then the Placement Agent Warrants may also be exercised, in whole or in part, by means of a “cashless exercise”.

The Placement Agent Warrants contain a fundamental transaction provision. Upon each such adjustment, the number of the shares of the Company’s common stock issuable upon exercise of the Placement Agent Warrants will increase proportionately. The Company accounted for such provision as a derivative liability and recognized the fair value at issuance. At each balance sheet date, the feature is re-valued and the corresponding change in fair value is recorded in other income and expense.

Common Share Issuances

On January 20, 2017, the Board of Directors authorized the issuance of 200,000 shares of the Company’s common stock to two third party service providers, for an aggregate issuance of 400,000 shares of the Company’s common stock.

The Board of Directors authorized the issuance of 5,000 shares of the Company’s common stock to each independent director on the last business day of each calendar quarter. Such issuances will begin on March 31, 2017.

Consulting Agreement – Sol Financial Inc.

On January 20, 2017, the Board of Directors authorized management to enter into a consulting agreement with a third party provider for business development, technology development, and merger and acquisition services. For such services, the Company entered into a month to month contract for $10,000 per month and an issuance of 120,000 shares of the Company’s common stock

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A  Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2016. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016 such that the information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal controls over financial reporting are a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”).

Because of their inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial over financial reporting based on the framework described in Internal Control-Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission, as revised in 2013. Based on our management’s assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2016, based on those criteria.

Previously identified material weaknesses relating to financial reporting for complex financial instruments and disclosure of related party transactions:

As previously identified in our Form 10-Q for the quarterly period ended September 30, 2016, we had identified material weaknesses in our internal control over financial reporting in relation to financial reporting for complex financial instruments and disclosure of related party transactions. The specific material weaknesses included the fact that the Company experienced difficulty in applying complex accounting and financial reporting and disclosure rules required under GAAP and SEC reporting regulations. At that time, it was determined that the Company’s system of internal controls did not effectively ensure completeness and accuracy with regard to the accounting of complex instruments and disclosure of related party transactions.

Remediation efforts completed to address the previously identified material weaknesses relating to financial reporting for complex financial instruments and disclosure of related party transactions:

In response to these material weaknesses, management developed a remediation plan. to address the material weaknesses identified. The Company implemented the following remediation actions during 2016, with such actions being effective for the year ended December 31, 2016:

●

The Company engaged a third-party to assist with (1) identifying remediations to material weaknesses in internal controls, (2) with the planning and implementation of such remediations and internal control enhancements and (3) to support the testing and documentation of our complete internal control environment, including those remediating actions taken/implemented to address the previously identified material weaknesses in our internal controls.

●	The Company engaged a third-party subject matter expert to aid in identifying and applying GAAP rules related to complex financial instruments as well as to enhance the financial reporting function.
●

The Company appointed a new Chief Financial Officer in order to enhance its accounting and finance function while also ensuring that additional review procedures surrounding related party transactions and disclosures were appropriate.

Management believes the remediation actions taken and discussed above to be effectively designed to remediate the material weaknesses previously identified related to financial reporting and disclosure of complex financial instruments and the disclosure of related party transactions in accordance with GAAP and SEC reporting regulations as of the year ended December 31, 2016.

Changes in internal control over financial reporting

The post-acquisition integration of Zone Technologies, Inc. related activities during the year ended December 31, 2016 represents a change in our internal control over financial reporting. We have evaluated and determined that the acquisition did not have a material impact on our internal control over financial reporting as well as the necessary controls and procedures to be implemented. Other than as discussed above, there have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

Not Applicable.

PART III

Item 10. Directors, Executive Officers and corporate governance

Our Directors and Officers

The following table sets forth the names and ages of all of our directors and executive officers. Our officers are appointed by, and serve at the pleasure of, the Board.

Name	Age	Position

Theodore Farnsworth	54	Chief Executive Officer, Chairman
Stuart Benson	55	Chief Financial Officer, Secretary
Parthasarathy (Pat) Krishnan	53	Chief Innovation Officer
Prathap Singh	50	Director
Muralikrishna Gadiyaram	64	Director
Gavriel Ralbag	33	Director
Carl J. Schramm	69	Director

The following is biographical information for each of our executive officers and directors.

Theodore Farnsworth

Theodore Farnsworth has served as the Chairman of our Board of Directors and as the Chief Executive Officer of our wholly-owned subsidiary, Zone Technologies, Inc., since November 9, 2016 and as our Chief Executive Officer since January 20, 2017. An expert in strategic development, marketing and consumer relations, Mr. Farnsworth has utilized these assets and skills building companies throughout his 30-year career. He has owned and operated numerous companies with proprietary products with recognized brand names that he actively helped to develop. Currently, he is Chairman and Founder of the Highlander Companies, Millennial Hotel Group and iCrowd Hotels.

Prior to the merger of Zone Acquisition, Inc. into Zone, which was completed on November 9, 2016, Mr. Farnsworth, as President of Zone, developed the idea for the RedZone Map application while on a visit to Israel.

Mr. Farnsworth is a private investor in numerous ventures and an equity partner in a company owning a portfolio of office buildings in markets across the U.S., the majority of which are leased to the Federal government’s Government Services Administration.

His entrepreneurial expertise has been sought for many speaking engagements and feature articles in numerous publications, including Forbes, Fortune, Investor’s Business Daily, The Wall Street Journal and The New York Times. Over thirteen years ago, Mr. Farnsworth founded the charitable Far West Haiti Mission, providing education, housing and work incentives, and additionally founded a school for the blind at the Mission.

Mr. Farnsworth’s extensive business experience and his extensive involvement with Zone led us to conclude that he should serve as a director.

Stuart Benson

Mr. Benson provided consulting services to us from September 2016 until his appointment as Chief Financial Officer in November 2016. Mr. Benson is a seasoned finance and accounting officer with over 25 years’ experience. From 2008 through August 2016, Mr. Benson was Senior Vice President of Finance for A+E Network’s International division (a Hearst and Disney company) where he oversaw finance, accounting, reporting, and strategic planning. From 1997 to 2006, Mr. Benson was Controller and Vice President of Finance and, from 2006 to 2008, Chief Financial Officer, of Sundance Channel LLC. Mr. Benson began his career in 1982 as a senior accountant with J. H. Cohn and Company in New Jersey. Mr. Benson received a B.S. degree from the University of Maryland.

Parthasarathy (Pat) Krishnan.

Mr. Krishnan has served as our Chief Innovation Officer since January 20, 2017. Prior to this appointment, Mr. Krishnan served as a director of the Company and Chairman of our Board from April 1, 2016 to November 9, 2016 and as our President, Chief Executive Officer and Interim Chief Financial Officer from April 1, 2016 to January 20, 2017. Mr. Krishnan is a technology entrepreneur with a proven track record of creating value through start-up ideas and the ability to convert business problems into feasible technology road maps. Mr. Krishnan has developed solutions for clients that have contributed to the increase in revenue, while helping them reduce operational costs. Mr. Krishnan’s expertise includes cybersecurity, continuous authentication, image processing using cellular automata and symbolic computing, Big Data analytics (Hadoop), low latency computing, cloud computing, product architecture and development, market analysis, solution delivery, team building and mentoring.

From May 2013 to March 2016, Mr. Krishnan was the Chief Technology Officer and Co-Founder of Ciberoc Corporation. Ciberoc Corporation addresses cyber physical security needs using biometric authentication coupled with multifactor authentication for cloud infrastructure enterprises. Mr. Krishnan created solutions, mentored teams and interfaced with customers during his tenure. Mr. Krishnan has co-authored and presented papers in IEEE conferences on voice biometrics and speaker recognition. Mr. Krishnan also has six patents to his credit in data security.

From February 2006 to April 2013, Mr. Krishnan was the Chief Technology Officer of HMIT, spearheading the establishment of the managed services practice for financial clients and providing strategic direction and positioning the analytics practice.

Prahtap Singh

Mr. Singh has served as a director of the Company since April 1, 2016. Mr. Singh is a management consultant. During his 28 years of overall professional experience, he has consulted for a number of companies in diversified sectors including, IT, real estate, fast moving consumer goods, and mergers and acquisitions.

Multi-faceted and multi-linguistic, Mr. Singh possesses excellent verbal and written communication skills. In handling both Indian and U.S. operations, Mr. Singh travels extensively between the U.S. and India and has been spending 6 months in the U.S. and 6 months in India every year for the past several years. In doing so, Mr. Singh has gained broad experience in public relations, liaising and lobbying with the U.S. and Indian governments, gaining a deep understanding of the respective political systems, and building extensive connections with government agencies, the judiciary, and bureaucracy in both governments, as well as with the corporate world and capital markets such as the NYSE, NASDAQ & BSE. He has also served as General Secretary and Chairman of the Press Committee for a national political party in India. In addition, Mr. Singh has led bilateral trade delegations in his capacity as the International Business and Economic Development Coordinator for U.S. city and county governments, and also as Vice President for the Asian Indian Chamber of Commerce, USA. These delegations have served as a business and economic development catalyst between India and the U.S.

Mr. Singh holds several other distinctions as well, including being a business partner for LG CNS, a $140 billion South Korean conglomerate, a consulting Marketing Director managing mergers and acquisitions for the law firm Sharma & Yakshi Associates LLC, in Atlanta, Georgia, and a business advisor for state government-owned financial institutions and industry bodies such as KSFC & KASSIA in India. He is a former international baseball player and a life patron of ISKCON, Krsna.

Mr. Singh brings to the Board valuable insight into management issues as well as extensive experience in public relations and business development in U.S. and India, which led us to the conclusion that he should serve as a director.

Muralikrishna Gadiyaram

Muralikrishna Gadiyaram has been a director since November 9, 2016. Mr. Gadiyaram co-founded HMIT in 1991 and has been a member of its board of directors since that time and has been its Chief Executive Officer since March 1991. Prior to founding HMIT, he had 15 years of senior level work experience in marketing and commercial areas. Mr. Gadiyaram is primarily responsible for giving a customer oriented focus to the organization. His strengths include team building and forging lasting relationships with institutional clients. Mr. Gadiyaram is a gold-medalist graduate in science with post-graduate education in business management from the Indian Institute of Management in Ahmedabad, India. On January 21, 2016, HMIT became subject to a liquidation order by an Indian Court resulting from creditors’ claims against HMIT. On February 15, 2016, the High Court of Judicature at Madras (Civil Appellate Jurisdiction) issued an order of interim stay of the liquidation order, providing HMIT with an opportunity to work out the claims of its creditors.

Mr. Gadiyaram’s long experience with HMIT, the business of which is similar to ours but conducted outside of the United States, gives him an exceptional understanding of our business and led us to believe that he should serve as a director.

Gavriel Ralbag

Gavriel Ralbag has been a director since November 9, 2016. Mr. Ralbag specializes in commercial real estate and finance brokerage. He currently works with Gold Edge Capital, where, since 2012 he has served as Managing Director. Mr. Ralbag has experience in a wide variety of commercial financing transactions throughout the United States, including transactions involving multi-family housing, shopping centers, ground-up development, rehab conversions and wholesale business loans. He served as director for International Advisers, founding and heading the U.S. branch of this global debt recovery corporation headquartered in The Netherlands, from 2009 to 2012. He served as a broker/analyst with Palladium Capital Advisors LLC from 2007 to 2009 and began his career interning with Maxim Group LLC. Mr. Ralbag volunteers his time and assists with fundraising for Child Life Society, an organization helping children and the families of children with Cystic Fibrosis. Additionally, he has been instrumental in developing, opening and managing a community center in his home town of Brooklyn, New York.

We believe that Mr. Ralbag’s experience in the financial services industry will provide value to us as we determine how to meet our future capital requirements, leading us to believe that he should serve as a director.

Carl J. Schramm

Carl J. Schramm has served as a director since November 9, 2016. Dr. Schramm is University Professor at Syracuse University and former president of the Ewing Marion Kauffman Foundation. The Kauffman Foundation is the world’s largest philanthropy dedicated to promoting entrepreneurship.

Dr. Schramm is recognized internationally as a leading authority on innovation, entrepreneurship and economic growth. The Economist has referred to Dr. Schramm as the “evangelist of entrepreneurship.” In 2007 Schramm, and then British Prime Minister Gordon Brown, created Global Entrepreneurship Week, now observed in 165 countries. His 2010 essay in Foreign Affairs initiated the study of expeditionary economics.

Dr. Schramm’s academic career began at Johns Hopkins, where he founded the nation’s first research center on healthcare finance. He has founded or co-founded five companies, including HCIA and Greenspring Advisors. Dr. Schramm also has served in major corporate roles including Executive Vice President of Fortis (now Assurant) and CEO of Fortis Healthcare. He has advised major corporations including Ford, Johnson & Johnson, Apple, and numerous health insurance companies. He has been a member of the Singapore Prime Minister’s Research, Innovation, and Enterprise Council. He chaired the U.S. Department of Commerce’s Measuring Innovation in the 21st Century Economy Advisory Committee during the Bush Administration and was a member of President Obama’s National Advisory Council on Innovation and Entrepreneurship. Dr. Schramm is a trustee of the Templeton World Charity Foundation; a founding member of the Board of the International Intellectual Property Commercialization Council, a U.N. recognized NGO, headquartered in Hong Kong; and, a Council Member of the National Academies of Sciences’ Government-University-Industry Research Roundtable. He also serves on the board of the Tusher Center for Intellectual Property at UC Berkeley. He has authored, coauthored, or edited several books including Better Capitalism; Good Capitalism/Bad Capitalism; Inside Real Innovation; The Entrepreneurial Imperative, and Controlling Healthcare Costs. Burn The Business Plan is forthcoming in 2017.

Dr. Schramm is a Batten Fellow at the University of Virginia and has served as a visiting scientist at MIT. He was the inaugural Arthur & Carlyse Ciocca Visiting Professor of Innovation and Entrepreneurship at UC Davis in the academic years 2013 and 2014. Dr. Schramm holds a Ph.D. in economics from Wisconsin where he was a Ford Foundation Fellow and a New York State Regents Graduate Fellow, and earned his law degree at Georgetown. He held two consecutive Career Scientist Awards from NIH, and was a Robert Wood Johnson Foundation Health Policy Fellow at the National Academy of Medicine. He holds five honorary degrees and the University of Rochester’s George Eastman Medal. He is a member of the Council on Foreign Relations and a Fellow of the Royal Society of Arts.

Dr. Schramm’s extensive education, academic career and research experience led us to believe that he should serve as a director.

Arrangements for Service and Family Relationships

No family relationship exists among any of the directors or executive officers. With the exception of Theodore Farnsworth, who we agreed to appoint as Chairman of the Board and Chief Executive Officer of Zone pursuant to the Merger Agreement with Zone, no arrangement or understanding exists between any director and any other person pursuant to which a director was selected as a director of the Company and no arrangement or understanding exists between any executive officer and any other person pursuant to which an executive officer was selected as an executive officer of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and certain beneficial owners of the Company's equity securities (the “Section 16 Reporting Persons”) to file with the SEC reports regarding their ownership and changes in ownership of the Company’s equity securities. Based on a review of Forms 3, 4 and 5 and any amendments thereto, we believe that each of the Section 16 Reporting Persons reported on a timely basis all transactions required to be reported by Section 16(a) during the year ended December 31, 2016, except for the following:

●     Following the merger with Zone, Theodore Farnsworth filed a Form 3 reporting receipt of the merger consideration two days after it was due. Mr. Farnsworth filed a Form 4 one day after it was due to report the grant of shares of common stock pursuant to an individual employee benefit plan, which shares have not yet been issued.

●     Carl J. Schramm has not filed a Form 3. Mr. Schramm owned none of our securities on the date he was appointed to the Board.

●     Following his appointment to the Board, Mr. Gadiyaram filed a Form 3 two days after it was due reporting his beneficial ownership of securities owned by HMIT. Mr. Gadiyaram filed a Form 4 one day after it was due to report the grant of shares of common stock pursuant to an individual employee benefit plan, which shares have not yet been issued.

●     Following his appointment to the Board, Mr. Ralbag filed a Form 3 one day after it was due. Mr. Ralbag owned none of our securities on the date he was appointed to the Board.

●     Following his appointment to the Board, Mr. Krishnan filed, on June 24, 2016, a Form 3 that was due on April 11, 2016. Mr. Krishnan owned 38,312 shares of our common stock on the date he was appointed to the Board. Mr. Krishnan filed a Form 4 one day after it was due to report the grant of shares of common stock pursuant to an individual employee benefit plan. The shares have not yet been issued.

●     Following his appointment to the Board, Mr. Singh filed, on June 27, 2016, a Form 3 that was due on April 11, 2016. Mr. Singh owned none of our securities on the date he was appointed to the Board.

Audit Committee

The Board has an Audit Committee which is comprised of Messrs. Schramm, Singh (Chairperson) and Ralbag. In connection with the review of this report, including our financial statements, the Board determined that due to the complexity of the accounting issues related to the sale and issuance of our Senior Secured Convertible Notes, the Audit Committee no longer had an Audit Committee Financial Expert. No member of the Audit Committee has experience preparing, auditing, analyzing or evaluating financial statements that present the breadth and level of complexity of accounting issues that are raised by the Senior Secured Convertible Notes. The Board intends to actively search for an independent director who will have the qualifications of an Audit Committee Financial Expert. The Audit Committee Charter is posted at the Company’s website, www.hmny.com, under “”Our Team”.

Director Nomination Process

There have been no material changes to the procedures by which security holders may recommend nominees to the Board’s Nominating and Corporate Governance Committee.

Code of Business Conduct and Ethics

The Board has adopted a code of ethics designed, in part, to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with or submits to the Commission and in the Company’s other public communications, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations of the code to an appropriate person or persons, as identified in the code, and accountability for adherence to the code. The code of ethics applies to all directors, executive officers and employees of the Company. The Company will provide a copy of the code to any person without charge, upon request to Ms. Jeannie Lasek, Human Resources Generalist by calling (212) 979-8228 or by writing to Helios and Matheson Analytics Inc., Empire State Building, 350 Fifth Avenue, Suite 7520, New York, NY 10118, Attention: Ms. Jeannie Lasek.

The Company intends to disclose any amendments to or waivers of its code of ethics as it applies to directors or executive officers by filing them on Form 8-Ks.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table for 2016 and 2015

Set forth in the table below is the compensation paid to our executive officers during the years ended December 31, 2015 and 2016.

Name and Position	Year	Salary($)		Bonus($)	Equity Awards($)	All Other Compensation($)		Total($)

Theodore Farnsworth(1)	2016	32,500	(2)	--	--	176,400	(2)	208,900	(2)

Parthasarathy Krishnan (3)	2016	131,250	(4)	--	--	--		131,250	(4)
	2015	43,000	(3)	--	--	--		43,000	(3)

Stuart Benson(5)	2016	22,052	(6)					22,052

Divya Ramachandran(7)	2015	250,000		--	--	84,400	(8)	334,400
	2016	62,500	(9)	--	--	101,300	(10)	163,800

(1) On November 9, 2016, in conjunction with the merger of Zone Acquisition with and into Zone, Mr. Farnsworth was appointed as Chairman of our Board and remained the Chief Executive Officer of Zone. On January 20, 2017, Mr. Farnsworth was appointed as our Chief Executive Officer. Mr. Farnsworth provided no services to us during the year ended December 31, 2015.

(2) Mr. Farnsworth’s salary on an annual basis is $225,000. Mr. Farnsworth began his employment with us on November 9, 2016 and was paid a total of $32,500 in salary during the year ended December 31, 2016. Prior to November 9, 2016 Mr. Farnsworth, as the Chief Executive Officer of Zone, was paid a total of $176,400 from January 1, 2016 through November 8, 2016. Zone became our wholly-owned subsidiary on November 9, 2016.

(3) Mr. Krishnan was our Chief Executive Officer from April 1, 2016 through January 20, 2017. Mr. Krishnan currently holds the position of Chief Innovation Officer. Prior to his appointment as an officer, Mr. Krishnan was paid $43,000 for consulting services provided to us during the year ended December 31, 2015.

(4) Mr. Krishnan began his employment with us on April 1, 2016. From April 1, 2016 through November 8, 2016, Mr. Krishnan’s annual salary was $175,000 and from November 9, 2016 through December 31, 2016 Mr. Krishnan’s annual salary was $225,000. Mr. Krishnan was paid a total of $131,250 in salary during the year ended December 31, 2016.

(5) Mr. Benson was appointed as our Chief Financial Officer on November 22, 2016. Mr. Benson provided no services to us in 2015.

(6) Mr. Benson’s salary on an annual basis is $200,000. From November 22, 2016 through December 31, 2016, Mr. Benson was paid a total of $22,052 in salary.

(7) Ms. Ramachandran resigned her positions on March 31, 2016.

(8) All Other Compensation during the year ended December 31, 2015 is comprised of monthly rent reimbursed to Ms. Ramachandran during the period.

(9) During 2016, Ms. Ramachandran was paid a total of $62,500 in salary from January 1, 2016 through March 31, 2016, the date of her resignation.

(10) All Other Compensation paid during the year ended December 31, 2016 includes monthly rent in the aggregate amount of $21,300 reimbursed to Ms. Ramachandran for the period beginning on January 1, 2016 and ending on March 31, 2016 and, pursuant to a Severance and Mutual Release Agreement dated March 31, 2016, severance paid to Ms. Ramachandran of $75,000 and a payment to her legal counsel of $5,000.

Option Exercises for 2016

No options were exercised by the named executive officers during 2016.

Outstanding Equity Awards at 2016 Fiscal Year End

The named executive officers did not hold equity compensation awards as of December 31, 2016.

Employment Agreements

During the year ended December 31, 2016, we agreed to pay to each of Messrs. Farnsworth and Krishnan annual compensation in the amount of $225,000 and Mr. Benson annual compensation in the amount of $200,000.

On April 7, 2016 we entered into an at-will employment agreement with Mr. Krishnan whereby, in exchange for his services as Chief Executive Officer, President and Interim Chief Financial Officer, we agreed to pay him compensation of $175,000 a year. On November 9, 2016, Mr. Krishnan’s annual compensation was increased to $225,000. Pursuant to the employment agreement, Mr. Krishnan must provide us with at least 10 days’ notice before terminating his employment. The agreement also includes a confidentiality provision and non-complete and non-solicitation provisions that continue for a period of one year following his separation from service. Mr. Krishnan resigned his positions as Chief Executive Officer, President and Interim Chief Financial Officer on January 20, 2017, when he was appointed as our Chief Innovation Officer.

Director Compensation

The following table sets forth certain information regarding compensation for services rendered by our non-employee directors during the year ended December 31, 2016. Our directors are paid $7,500 for each full quarter during which they provide services to us. During the year ended December 31, 2016, there were no equity awards granted to directors. Reimbursable expenses such as travel-related expenses are not included in the table below.

DIRECTOR SUMMARY COMPENSATION TABLE

Name(1)	Fees earned or paid in cash($)	All other compensation		Total($)

Srinivasaiyer Jambunathan(1)	7,500	--		7,500
Kishan Grama Ananthram(1)	7,500	--		7,500
Viraj Patel(2)	7,500	12,500	(5)	20,000
Prathap Singh(3)	22,500	--		22,500
Namakkal Sambamurthy(3)	18,098	--		18,098
Srinivas Tanikella(3)	18,098	--		18,098
Muralikrishna Gadiyaram(4)	4,321	--		4,321
Carl J. Schramm(4)	4,321	--		4,321
Gavriel Ralbag(4)	4,321	--		4,321

(1) Messrs. Jambunathan and Ananthram resigned their positions on March 31, 2016.

(2) Mr. Patel resigned as a director on April 1, 2016.

(3) Messrs. Singh, Sambamurthy and Tanikella were appointed as directors on April 1, 2016. On November 9, 2016, in conjunction with the merger with Zone, Messrs. Sambamurthy and Tanikella resigned as directors.

(4) On November 9, 2016, in conjunction with the merger with Zone, Messrs. Gadiyaram, Schramm and Ralbag were appointed as directors.

(5) Following his resignation from the Board on April 1, 2016, Mr. Patel assisted Messrs. Singh, Sambamurthy and Tanikella in assuming their roles as directors, for which we paid him a consulting fee.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of common stock beneficially owned as of April 10, 2017 by each person known by the Company to own beneficially more than 5% of the common stock or to be a director or executive officer of the Company. As of April 10, 2017, 5,861,191 shares of the Company’s common stock were outstanding. Unless otherwise indicated in the table below, the address of each stockholder is c/o Helios and Matheson Analytics Inc., Empire State Building, 350 Fifth Avenue, Suite # 7520, New York, New York 10118.

	Common stock beneficially owned (1)
Name	Number of Shares		Percentage of Ownership

Officers and Directors
Theodore Farnsworth, Director and Chief Executive Officer	1,740,000		29.7%
Muralikrishna Gadiyaram, Director	1,743,040	(2)	29.7%
Parthasarathy Krishnan, Chief Innovation Officer	38,312		*

5% Owners
Helios & Matheson Information Technology Ltd.	1,743,040	(3)	29.7%
Hudson Bay Capital Management, L.P. (5)	541,047	(4)	9.2%
Sander Gerber(5)	541,047	(4)	9.2%

(1)

As used in the table above, “beneficial ownership” means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is deemed to have “beneficial ownership” of any security that such person has a right to acquire within 60 days of April 10, 2017. Any security that any person named above has the right to acquire within 60 days is deemed to be outstanding for purposes of calculating the ownership of such person but is not deemed to be outstanding for purposes of calculating the ownership percentage of any other person. Unless otherwise noted, the Company believes each person listed has the sole power to vote, or direct the voting of, and power to dispose, or direct the disposition of, all such shares. The table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G, if any, filed with the Commission.

(2)	Mr. Gadiyaram holds shared voting and investment control over the common stock owned by HMIT and its subsidiary, Helios & Matheson Inc.
(3)	HMIT’s principal executive offices are located at Crest No 04-01, Ascendas International Tech Park, Taramani, Chennai 600 113 India.
(4)	According to a Schedule 13D filed on January 30, 2017, these shares of common stock are issuable upon conversion of convertible notes that are each subject to a 9.99% blocker.
(5)

Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay Capital Management, L.P. The address for Hudson Bay Capital Management, L.P. and Mr. Gerber is 777 Third Avenue, 30th Floor, New York, New York 10017.

The Helios and Matheson Analytics Inc. 2014 Equity Incentive Plan

On March 3, 2014 our Board approved and adopted, and on May 5, 2014 our shareholders approved, the Helios and Matheson Analytics Inc. 2014 Equity Incentive Plan (the “2014 Plan”) which initially set aside and reserved 400,000 shares of the Company’s common stock for grant and issuance under the 2014 Plan, in accordance with its terms and conditions. In conjunction with the merger with Zone, the number of shares reserved for the 2014 Plan was increased by 725,000 shares of common stock, so that the total shares set aside and reserved for issuance under the 2014 Plan totals 1,125,000 shares (the “Shares”). Persons eligible to receive awards from the 2014 Plan include employees (including officers and directors) of the Company and its affiliates, consultants who provide significant services to the Company or its affiliates, and directors who are not employees of the Company or its affiliates (collectively, the “Participants”). The 2014 Plan permits the Company to issue to Participants qualified and/or non-qualified options to purchase the Company’s common stock, restricted common stock, performance units (comprised of, for example, common stock and an option to purchase common stock) and performance shares. The 2014 Plan will terminate on March 3, 2024. The Compensation Committee of the Board has been appointed as the committee responsible for administration of the 2014 Plan and has the sole discretion to determine which Participants will be granted awards and the terms and conditions of the awards granted. The 2014 Plan may be amended by the Board.

The exercise price of options granted from the 2014 Plan will be the fair market value of our common stock, defined in the 2014 Plan as the last quoted sales price on the date of grant, unless the option is designated as an incentive stock option and the Participant owns securities representing more than 10% of the voting power outstanding (a “10% Holder”), in which case the exercise price will be 110% of the fair market value. No option can have a term that is longer than 10 years; an incentive stock option granted to a 10% Holder cannot have a term that is longer than 5 years. Following the termination of a Participant’s employment for a reason other than death or disability, an outstanding option will terminate three months following the Participant’s separation from service. If a Participant’s employment is terminated as a result of death or disability, an outstanding option will terminate one year following the Participant’s separation from service. Upon the exercise of any option, the exercise price will be payable to us in full in cash or its equivalent. The Compensation Committee, in its sole discretion, also may permit exercise (i) by tendering previously acquired shares of our common stock, owned for more than six months, having an aggregate fair market value at the time of exercise equal to the total exercise price or (ii) by any other means which the Compensation Committee, in its sole discretion, determines to both provide legal consideration for the common stock, and to be consistent with the purposes of the 2014 Plan.

Individual Employee Benefit Plans

On January 20, 2017, the Board approved individual employee benefit plans (the “Executive Plans”) for Theodore Farnsworth, Pat Krishnan and Muralikrishna Gadiyaram. Pursuant to the Executive Plans, upon shareholder approval of the Executive Plans becoming effective, the Company will issue 250,000 unregistered shares of common stock to each of the above-named individuals as a bonus for exceptional services provided in connection with the Company’s merger transaction with Zone. The Executive Plans each include a provision that prevents the sale or transfer of the shares, subject to exceptions for the transfer by gift, by will or intestate succession, or to a trust for the benefit of the individual or his family, for a period of 24 months from the date that shareholder approval is obtained. Subject to the requirements of the Company’s insider trading policy, the shares may also be sold or transferred in connection with the full or partial payment of taxes or tax withholding obligations required to be paid or satisfied upon the individual’s receipt of the shares. The Executive Plans also include a market standoff provision which prevents the recipient from selling or transferring the shares for a period not to exceed 180 days from the consummation of a registered offering if so requested by the underwriter or placement agent. The grants remain subject to obtaining effective shareholder approval in accordance with the requirements of Regulation 14A or Regulation 14C promulgated under the Exchange Act, as and to the extent required by Nasdaq Listing Rule 5635(c).

Also on January 20, 2017 the Board approved individual employee benefit plans (the “Consultant Plans”) for two consultants. Pursuant to the Consultant Plans, each of the Consultants received 200,000 unregistered shares of the Company’s common stock as a bonus for exceptional services provided in connection with the Company’s merger transaction with Zone. The Consultant Plans were also approved by the Company’s shareholders on January 22, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	N/A	N/A	2,155,000*
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	N/A	N/A	2,155,000*

*Includes the 2014 Plan, the Executive Plans and the Consultant Plans. On or about February 2, 2017, we issued 120,000 shares of common stock from the 2014 Plan to a consultant in exchange for services provided to us in developing the RedZone Map application.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Independence of Directors

Upon consideration of the criteria and requirements regarding director independence set forth in NASDAQ Rule 5605, the Board of Directors has determined that the following three directors, Messrs. Ralbag, Schramm and Singh, meet NASDAQ’s independence standards.

Transactions with Related Persons, Promoters and Certain Control Persons

Other than as disclosed below, during our last two fiscal years through the date of this report, there has not been any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years ($87,238) and in which any of our directors, nominees for director, executive officers, holders of more than five percent of any class of our voting securities or any member of the immediate family of the foregoing persons had or will have a direct or indirect material interest.

Adoption of Executive Plans

The Board has approved individual employee benefit plans (the “Executive Plans”) for three of our executives, Theodore Farnsworth, Parthasarathy (Pat) Krishnan and Muralikrishna Gadiyaram (the “Executives”), which remain subject to obtaining effective shareholder approval in accordance with the requirements of Regulation 14A or Regulation 14C promulgated under the Exchange Act, as and to the extent required by Nasdaq Listing Rule 5635(c). There are no other executive officers or directors that will participate in the Executive Plans. Each of the Executive Plans includes the following:

●

A grant of 250,000 unregistered shares of our common stock (the “Award Shares”) to each Executive, which grant was subject to (i) approval by The Nasdaq Stock Market LLC (“Nasdaq”) of a listing of additional shares form, which form was submitted to Nasdaq on January 24, 2017 and approved on January 31, 2017 and (ii) approval by our shareholders;

●

A lock-up provision preventing the sale or transfer of the Award Shares for a period of 24 months from the date that shareholder approval was obtained subject to exceptions for (i) the transfer of Award Shares as a bona fide gift, by will or intestate succession or to a trust for the benefit of the Executive and his immediate family and (ii) the transfer of Award Shares to us or any deemed disposition or deemed sale with respect to the Award Shares in connection with the full or partial payment of taxes or tax withholding obligations required to be paid or satisfied upon receipt by the Executive of the Award Shares; and

●

A “market standoff” provision pursuant to which the Executive agrees that, following the execution of a definitive underwriting or placement agency agreement with respect to a registered offering of our securities, the Executive will not sell or otherwise transfer any Award Shares or other securities of the Company during any period, not to exceed 180 days, requested by the underwriter or placement agent and agreed to in writing by us.

As of the date of this report, none of the shares of common stock granted pursuant to the Executive Plans has been issued.

Transactions with HMIT and its Subsidiaries

In September 2010 the Company entered into an amendment of a Memorandum of Understanding (the “MOU”) with its former parent, HMIT, which was subsequently amended on August 2013. Pursuant to the MOU, HMIT agreed to make available to the Company facilities of dedicated Off-shore Development Centers (“ODCs”) and also render services by way of support in technology, client engagement, management and operating the ODCs for the Company. The Company furnished HMIT with a security deposit of $2 million to cover any expenses, claims or damages that HMIT may have incurred while discharging its obligations under the MOU and also to cover the Company’s payable to HMIT. The amount payable to HMIT for services rendered under the MOU was $0 and $0 for the twelve months ended December 31, 2015 and 2016, respectively. All payments to HMIT under the MOU were to be made after collections were received from clients. No amount was paid to HMIT for services rendered under the MOU for the twelve months ended December 31, 2015 and 2016, respectively. As of December 31, 2015, the Company had a receivable from HMIT in the amount of $182,626 which represents amounts paid on behalf of HMIT, for which the Company fully reserved.

In August 2014, the Company entered into a Professional Service Agreement with HMIT (the “PSA”), which documented ongoing services provided by HMIT from February 24, 2014. Pursuant to the PSA, HMIT hired employees in India and provided infrastructure services for those employees to facilitate the operations of those of the Company’s clients who needed offshore support for their businesses. For the services the Company paid the costs incurred by HMIT for the employees it hired to provide the services and a fixed fee for infrastructure support. Beginning October 2014, all employees were transferred to the payroll of the Company’s subsidiary, Helios and Matheson Global Services Pvt. Ltd., and HMIT was paid only for the infrastructure support it provided until August 2015. Beginning September 2015, Helios and Matheson Global Services Pvt. Ltd. leased an office and took over infrastructure support from HMIT. For the twelve months ended December 31, 2015 and 2016 the Company’s revenue from services provided with offshore support of HMIT was approximately $2.3 million and $1.1 million, respectively. The amount paid to HMIT for services rendered, including prepayment of certain expenses, under the PSA for the twelve months ended December 31, 2015 and 2016 was approximately $224,000 and $0, respectively.

HMIT ceased providing services under the MOU and PSA during the third quarter of 2015. The Company ensured continued uninterrupted services to its clients by taking on infrastructure costs relating to the lease and employees.

The Company determined to provide for a reserve in its September 30, 2015 and December 31, 2015 financial statements in the amount of $2.3 million (the “Reserve Amount”) due to an uncertainty relating to the ability of HMIT to (i) return the security deposit held by HMIT in connection with the MOU and (ii) pay approximately $344,000 in reimbursable expenses and advances pursuant to the PSA.

On January 21, 2016, HMIT became subject to a liquidation order by an Indian court resulting from creditors’ claims against HMIT. On February 15, 2016, the High Court of Judicature at Madras (Civil Appellate Jurisdiction) issued an order of interim stay of the liquidation order. HMIT continues to await a decision from the High Court of Judicature relating to this matter. If HMIT becomes subject to liquidation, the Company would likely not be able to collect the full Reserve Amount.

Jayamaruthi Software Systems Pvt. Ltd. (Subsidiary of HMIT)

The Company obtained certain services from the HMIT subsidiary, Jayamaruthi Software Systems Pvt. Ltd., under the PSA. The amount payable for the services rendered during the 2015 year was approximately $20,000. The amount paid during the 2015 year was approximately $16,000. The amount payable at the end of the 2015 year was approximately $4,000. We had no transactions with Jayamaruthi during 2016.

Maruthi Consulting Inc. (Subsidiary of HMIT)

The Company provided consulting services to Maruthi Consulting Inc., a subsidiary of HMIT. As of January 1, 2015, we had a receivable due from Maruthi in the amount of $75,338 and during 2015 we billed an additional $223,454 to Maruthi for services rendered. We provided no services to Maruthi during the year ended December 31, 2016. During 2015, we received $237,318 in payments from Maruthi. Therefore, the amounts receivable on December 31, 2016 and 2015 were approximately $61,474 and $61,474, respectively.

The Company also procured services from Maruthi during 2015. The amount payable for the services procured during 2015 was $23,000. We paid $21,000 to Maruthi during 2015 and $2,000 during 2016.

Helios and Matheson IT (Bangalore) Ltd. (Subsidiary of HMIT)

During the year ended December 31, 2016, the Company’s Indian subsidiary obtained professional services from Helios and Matheson IT (Bangalore) Ltd. which is a subsidiary of HMIT. An amount of $236,274 has been included in the Company’s operating expenses during the year ended December 31, 2016.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the years ended December 31, 2016 and 2015, the aggregate fees paid to the Company’s principal accountant (the “Principal Accountant”) for the audit of the Company’s financial statements for each of such years and the reviews of Company’s interim financial statements during each of such years were $85,500 and $70,000, respectively.

Audit-Related Fees

For the years ended December 31, 2016 and 2015, there were no fees paid to the Principal Accountant for audit-related services.

Tax Fees

During the years ended December 31, 2016 and 2015, there were no fees paid to the Principal Accountant for tax advice and tax planning services.

All Other Fees

During the years ended December 31, 2016 and 2015, there were no fees paid to the Principal Accountant for professional services other than audit and tax services.

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

2.1

Agreement and Plan of Merger, dated as of July 7, 2016, among the Registrant, Zone Technologies, Inc. and Zone Acquisition, Inc., as amended by the Waiver and First Amendment to Agreement and Plan of Merger dated as of August 25, 2016 and the Acknowledgment of Satisfaction of Condition and Second Amendment to Agreement and Plan of Merger, dated as of September 21, 2016 incorporated by reference to the Registrant’s information statement (14C) filed with the Commission on October 14, 2016.

3.1	Certificate of Incorporation, as amended.

3.2	Bylaws of Helios and Matheson Analytics Inc., incorporated by reference to Exhibit 3.2 to the form 10-K, filed with Commission on March 31, 2010.

4.1	Placement Agent Warrant issued on September 7, 2016 incorporated by reference to Exhibit 10.9 to the Form 8-K filed with the Commission on September 8, 2016.

4.2	Placement Agent Warrant issued on December 2, 2016 incorporated by reference to Exhibit 10.7 to the Form 8-K filed with the Commission on December 8, 2016.

4.3	Form of Placement Agent Warrant incorporated by reference to Exhibit 10.9 to the Form 8-K filed with the Commission on February 7, 2017.

10.1	Helios and Matheson Analytics Inc. 2014 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 on Form 8-K, filed with the Commission on March 3, 2014. †

10.2

Form of Indemnification Agreement between the Registrant and certain of its Directors and its Chief Executive Officer, incorporated by reference to Exhibit 10.12 to the Form 10-Q for the period ended September 30, 2003 filed with the Commission on November 14, 2003. †

10.3

Lease Agreement dated as of January 10, 2012 between the Registrant and Empire State Building Company LLC, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended March 31, 2012 filed with the Commission on May 15, 2012.

10.4	Form of Securities Purchase Agreement dated September 7, 2016 incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on September 8, 2016.

10.5	Form of Senior Secured Convertible Promissory Note dated September 7, 2016 incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on September 8, 2016.

10.6	Investor Promissory Note dated September 7, 2016 incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Commission on September 8, 2016.

10.7	Registration Rights Agreement dated September 7, 2016 incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the Commission on September 8, 2016.

10.8	Security and Pledge Agreement executed by the Registrant and dated September 7, 2016 incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the Commission on September 8, 2016.

10.9	Security and Pledge Agreement executed by HMNY Zone Loan LLC and dated September 7, 2016 incorporated by reference to Exhibit 10.6 to the Form 8-K filed with the Commission on September 8, 2016.

10.10	Guaranty dated September 7, 2016 incorporated by reference to Exhibit 10.7 to the Form 8-K filed with the Commission on September 8, 2016.

10.11	Voting and Lockup Agreement dated September 7, 2016 incorporated by reference to Exhibit 10.8 to the Form 8-K filed with the Commission on September 8, 2016.

10.12	Promissory Note issued by Zone Technologies, Inc. dated September 7, 2016 incorporated by reference to Exhibit 10.10 to the Form 8-K filed with the Commission on September 8, 2016.

10.13	Security and Pledge Agreement executed by Zone Technologies, Inc. dated September 7, 2016 incorporated by reference to Exhibit 10.11 to the Form 8-K filed with the Commission on September 8, 2016.

10.14	Securities Purchase Agreement dated December 1, 2016 incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on December 2, 2016.

10.15	Senior Secured Convertible Promissory Note dated December 2, 2016 incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on December 1, 2016.

10.16	Investor Promissory Note dated December 2, 2016 incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Commission on December 1, 2016.

10.17	Registration Rights Agreement dated December 2, 2016 incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the Commission on December 1, 2016.

10.18	Security and Pledge Agreement executed by the Registrant and dated December 2, 2016 incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the Commission on December 1, 2016.

10.19	Guaranty dated December 2, 2016 incorporated by reference to Exhibit 10.6 to the Form 8-K filed with the Commission on December 1, 2016.

10.20	Voting and Lockup Agreement dated December 2, 2016 incorporated by reference to Exhibit 10.7 to the Form 8-K filed with the Commission on December 1, 2016.

10.21	Letter Agreement dated December 1, 2016 incorporated by reference to Exhibit 10.8 to the Form 8-K filed with the Commission on December 1, 2016.

10.22	First Amendment to Letter Agreement dated December 1, 2016 incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on January 17, 2017.

10.23	Securities Purchase Agreement dated February 7, 2017 incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on February 7, 2017.

10.24	Form of Senior Secured Convertible Promissory Note dated February 8, 2017 incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on February 7, 2017.

10.25	Investor Promissory Note dated February 8, 2017 incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Commission on February 7, 2017.

10.26	Registration Rights Agreement dated February 8, 2017 incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the Commission on February 7, 2017.

10.27	Security and Pledge Agreement executed by the Registrant and dated February 8, 2017 incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the Commission on February 7, 2017.

10.28	Guaranty dated February 8, 2017 incorporated by reference to Exhibit 10.6 to the Form 8-K filed with the Commission on February 7, 2017.

10.29	Voting and Lockup Agreement dated February 8, 2017 incorporated by reference to Exhibit 10.7 to the Form 8-K filed with the Commission on February 7, 2017.

10.30	Letter Agreement dated February 7, 2017 incorporated by reference to Exhibit 10.8 to the Form 8-K filed with the Commission on February 7, 2017.

10.31	Form of Individual Employee Benefit Plan for Executives adopted on January 20, 2017 incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on January 23, 2017. †

10.32	Form of Individual Employee Benefit Plan for Consultants adopted on January 20, 2017 incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on January 23, 2017.

10.33

Separation and Mutual Release Agreement dated March 31, 2016 between the Registrant and Divya Ramachandran incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the Commission on May 16, 2016. †

10.34

Form of Indemnification Agreement between the Registrant and each of the directors, Chief Executive Officer and Chief Financial Officer, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on March 10, 2016. †

10.35

Form of Indemnification Agreement between the Registrant and each of the directors and the Chief Executive Officer and interim Chief Financial Officer, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on July 20, 2016. †

10.36

Form of Indemnification Agreement between the Registrant and each of Theodore Farnsworth, Carl J. Schramm, Gavriel Ralbag and Muralikrishna Gadiyaram incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on November 16, 2016, which incorporated by reference Exhibit 10.1 to the Form 8-K filed with the Commission on March 10, 2016. †

10.37

Amendment to Promissory Note and Security and Pledge Agreement effective as of October 25, 2016, incorporated by reference to Exhibit 10.12 to the Form 10-Q for the period ended September 30, 2016 filed with the Commission on November 21, 2016.

10.38	Amendment of Lease dated March 2017 between the Registrant and ESRT Empire State Building, L.L.C.

10.39	Trademark License Agreement dated March 30, 2017 between the Registrant and Helios & Matheson Information Technology, Ltd.

10.40	Employment Agreement dated April 7, 2016, as amended on November 9, 2016, between the Registrant and Parthasarathy Krishnan. †

21	List of subsidiaries.

23.1	Consent of Rosenberg Rich Baker Berman & Company.

24.1	Power of Attorney

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

† Management contract or compensation plan.

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 13, 2017

HELIOS AND MATHESON ANALYTICS INC.

By:	/s/ Theodore Farnsworth
Theodore Farnsworth
Chief Executive Officer

By:	/s/ Stuart Benson
Stuart Benson
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Theodore Farnsworth	Chief Executive Officer and Chairman	April 13, 2017
Theodore Farnsworth	(Principal Executive Officer)

/s/ Stuart Benson	Chief Financial Officer (Principal Financial and	April 13, 2017
Stuart Benson	Accounting Officer)

/s/ Muralikrishna Gadiyaram*	Director	April 13, 2017
Muralikrishna Gadiyaram

/s/ Prathap Singh*	Director	April 13, 2017
Prathap Singh

/s/ Carl J. Schramm*	Director	April 13, 2017
Carl J. Schramm

/s/ Gavriel Ralbag*	Director	April 13, 2017
Gavriel Ralbag

*By:	/s/ Stuart Benson
Stuart Benson, Attorney-in-Fact

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

2.1

Agreement and Plan of Merger, dated as of July 7, 2016, among the Registrant, Zone Technologies, Inc. and Zone Acquisition, Inc., as amended by the Waiver and First Amendment to Agreement and Plan of Merger dated as of August 25, 2016 and the Acknowledgment of Satisfaction of Condition and Second Amendment to Agreement and Plan of Merger, dated as of September 21, 2016 incorporated by reference to the Registrant’s information statement (14C) filed with the Commission on October 14, 2016.

3.1	Certificate of Incorporation, as amended.

3.2	Bylaws of Helios and Matheson Analytics Inc., incorporated by reference to Exhibit 3.2 to the form 10-K, filed with Commission on March 31, 2010.

4.1	Placement Agent Warrant issued on September 7, 2016 incorporated by reference to Exhibit 10.9 to the Form 8-K filed with the Commission on September 8, 2016.

4.2	Placement Agent Warrant issued on December 2, 2016 incorporated by reference to Exhibit 10.7 to the Form 8-K filed with the Commission on December 8, 2016.

4.3	Form of Placement Agent Warrant incorporated by reference to Exhibit 10.9 to the Form 8-K filed with the Commission on February 7, 2017.

10.1	Helios and Matheson Analytics Inc. 2014 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 on Form 8-K, filed with the Commission on March 3, 2014. †

10.2

Form of Indemnification Agreement between the Registrant and certain of its Directors and its Chief Executive Officer, incorporated by reference to Exhibit 10.12 to the Form 10-Q for the period ended September 30, 2003 filed with the Commission on November 14, 2003. †

10.3

Lease Agreement dated as of January 10, 2012 between the Registrant and Empire State Building Company LLC, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended March 31, 2012 filed with the Commission on May 15, 2012.

10.4	Form of Securities Purchase Agreement dated September 7, 2016 incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on September 8, 2016.

10.5	Form of Senior Secured Convertible Promissory Note dated September 7, 2016 incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on September 8, 2016.

10.6	Investor Promissory Note dated September 7, 2016 incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Commission on September 8, 2016.

10.7	Registration Rights Agreement dated September 7, 2016 incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the Commission on September 8, 2016.

10.8	Security and Pledge Agreement executed by the Registrant and dated September 7, 2016 incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the Commission on September 8, 2016.

10.9	Security and Pledge Agreement executed by HMNY Zone Loan LLC and dated September 7, 2016 incorporated by reference to Exhibit 10.6 to the Form 8-K filed with the Commission on September 8, 2016.

10.10	Guaranty dated September 7, 2016 incorporated by reference to Exhibit 10.7 to the Form 8-K filed with the Commission on September 8, 2016.

10.11	Voting and Lockup Agreement dated September 7, 2016 incorporated by reference to Exhibit 10.8 to the Form 8-K filed with the Commission on September 8, 2016.

10.12	Promissory Note issued by Zone Technologies, Inc. dated September 7, 2016 incorporated by reference to Exhibit 10.10 to the Form 8-K filed with the Commission on September 8, 2016.

10.13	Security and Pledge Agreement executed by Zone Technologies, Inc. dated September 7, 2016 incorporated by reference to Exhibit 10.11 to the Form 8-K filed with the Commission on September 8, 2016.

10.14	Securities Purchase Agreement dated December 1, 2016 incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on December 2, 2016.

10.15	Senior Secured Convertible Promissory Note dated December 2, 2016 incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on December 1, 2016.

10.16	Investor Promissory Note dated December 2, 2016 incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Commission on December 1, 2016.

10.17	Registration Rights Agreement dated December 2, 2016 incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the Commission on December 1, 2016.

10.18	Security and Pledge Agreement executed by the Registrant and dated December 2, 2016 incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the Commission on December 1, 2016.

10.19	Guaranty dated December 2, 2016 incorporated by reference to Exhibit 10.6 to the Form 8-K filed with the Commission on December 1, 2016.

10.20	Voting and Lockup Agreement dated December 2, 2016 incorporated by reference to Exhibit 10.7 to the Form 8-K filed with the Commission on December 1, 2016.

10.21	Letter Agreement dated December 1, 2016 incorporated by reference to Exhibit 10.8 to the Form 8-K filed with the Commission on December 1, 2016.

10.22	First Amendment to Letter Agreement dated December 1, 2016 incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on January 17, 2017.

10.23	Securities Purchase Agreement dated February 7, 2017 incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on February 7, 2017.

10.24	Form of Senior Secured Convertible Promissory Note dated February 8, 2017 incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on February 7, 2017.

10.25	Investor Promissory Note dated February 8, 2017 incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Commission on February 7, 2017.

10.26	Registration Rights Agreement dated February 8, 2017 incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the Commission on February 7, 2017.

10.27	Security and Pledge Agreement executed by the Registrant and dated February 8, 2017 incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the Commission on February 7, 2017.

10.28	Guaranty dated February 8, 2017 incorporated by reference to Exhibit 10.6 to the Form 8-K filed with the Commission on February 7, 2017.

10.29	Voting and Lockup Agreement dated February 8, 2017 incorporated by reference to Exhibit 10.7 to the Form 8-K filed with the Commission on February 7, 2017.

10.30	Letter Agreement dated February 7, 2017 incorporated by reference to Exhibit 10.8 to the Form 8-K filed with the Commission on February 7, 2017.

10.31	Form of Individual Employee Benefit Plan for Executives adopted on January 20, 2017 incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on January 23, 2017. †

10.32	Form of Individual Employee Benefit Plan for Consultants adopted on January 20, 2017 incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on January 23, 2017.

10.33

Separation and Mutual Release Agreement dated March 31, 2016 between the Registrant and Divya Ramachandran incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the Commission on May 16, 2016. †

10.34

Form of Indemnification Agreement between the Registrant and each of the directors, Chief Executive Officer and Chief Financial Officer, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on March 10, 2016. †

10.35

Form of Indemnification Agreement between the Registrant and each of the directors and the Chief Executive Officer and interim Chief Financial Officer, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on July 20, 2016. †

10.36

Form of Indemnification Agreement between the Registrant and each of Theodore Farnsworth, Carl J. Schramm, Gavriel Ralbag and Muralikrishna Gadiyaram incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on November 16, 2016, which incorporated by reference Exhibit 10.1 to the Form 8-K filed with the Commission on March 10, 2016. †

10.37

Amendment to Promissory Note and Security and Pledge Agreement effective as of October 25, 2016, incorporated by reference to Exhibit 10.12 to the Form 10-Q for the period ended September 30, 2016 filed with the Commission on November 21, 2016.

10.38	Amendment of Lease dated March 2017 between the Registrant and ESRT Empire State Building, L.L.C.

10.39	Trademark License Agreement dated March 30, 2017 between the Registrant and Helios & Matheson Information Technology, Ltd.

10.40	Employment Agreement dated April 7, 2016, as amended on November 9, 2016, between the Registrant and Parthasarathy Krishnan. †

21	List of subsidiaries.

23.1	Consent of Rosenberg Rich Baker Berman & Company.

24.1	Power of Attorney

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

† Management contract or compensation plan.

* Furnished, not filed.