Form 10-Q
period 2017-03-31
Helios & Matheson Analytics Inc.
filed 2017-05-19
CIK 1040792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 19, 2017, there were 5,861,191 shares of common stock, with $.01 par value per share, outstanding.

HELIOS AND MATHESON ANALYTICS INC.

Part I. Financial Information

Item I. Financial Statements

HELIOS AND MATHESON ANALYTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,235,423	$2,747,240
Accounts receivable - less allowance for doubtful accounts of $424,664 and $428,719 at March 31, 2017 and December 31, 2016, respectively	472,248	410,106
Unbilled Receivables	54,667	45,207
Prepaid expenses and other current assets	794,672	597,171
Total current assets	4,557,010	3,799,724
Property and equipment, net	60,791	45,212
Intangible assets, net	5,578,040	6,004,691
Goodwill	4,599,969	4,599,969
Deposits and other assets	145,929	59,189
Total assets	$14,941,739	$14,508,785

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,797,184	$1,331,118
Convertible Notes Payable, net of debt discount of $1,691,914 and $2,200,575, respectively	2,351,062	31,425
Derivative liability	716,175	1,207,792
Total current liabilities	4,864,421	2,570,335
Total liabilities	4,864,421	2,570,335

Commitments and Contingencies

Shareholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2017 and December 31, 2016	-	-
Common stock, $.01 par value; 30,000,000 shares authorized; 5,861,191 and 4,874,839 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	58,612	48,748
Paid-in capital	59,883,847	55,258,111
Accumulated other comprehensive loss - foreign currency translation	(106,168)	(106,991)
Accumulated deficit	(49,758,973)	(43,261,418)
Total shareholders' equity	10,077,318	11,938,450
Total liabilities and shareholders' equity	$14,941,739	$14,508,785

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2017 (Unaudited)	2016 (Unaudited)
Revenues:
Revenue	$1,358,062	$1,996,261
Cost of revenue	1,105,485	1,421,765
Gross profit	252,577	574,496

Operating expenses:
Selling, general & administrative	4,180,172	719,602
Depreciation & amortization	430,925	3,314
Total operating expenses	4,611,097	722,916

Loss from operations	(4,358,520)	(148,420)

Other income/(expense):
Change in fair market value - derivative liabilities	982,331	-
Interest expense	(3,108,832)	-
Interest income	17,950	1,006
Total other (expense) / income	(2,108,551)	1,006

Loss before income taxes	(6,467,071)	(147,414)
Provision for income taxes	30,484	3,000
Net loss	(6,497,555)	(150,414)
Other comprehensive income-foreign currency adjustment	823	556
Comprehensive loss	$(6,496,732)	$(149,858)

Net loss per share
Basic and Diluted	$(1.17)	$(0.06)

Weighted average shares	5,530,083	2,330,438

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated other comprehensive income	Accumulated Deficit	Total Shareholders' Equity (Deficit)
Balance at December 31, 2016	-	$-	4,874,839	$48,748	$55,258,111	$(106,991)	$(43,261,418)	$11,938,450
Conversion of convertible notes and interest to shares of common stock	-	-	466,352	4,664	1,852,337	-	-	1,857,001
Shares issued in exchange for services	-	-	520,000	5,200	1,891,200	-	-	1,896,400
Derivative liability which ceases to exist					882,199			882,199
Net Loss	-	-	-	-	-	-	(6,497,555)	(6,497,555)
Foreign Exchange Translation	-	-	-	-	-	823	-	823
Balance at March 31, 2017	-	$-	5,861,191	$58,612	$59,883,847	$(106,168)	$(49,758,973)	$10,077,318

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2017 (Unaudited)	2016 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,497,555)	$(150,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	430,925	3,314
Accretion of debt discount	1,685,946	-
Change in fair market value - derivative liabilities	(982,331)	-
Provision for doubtful accounts	(4,055)	12,350
Non-cash interest expense	1,422,886	-
Shares issued in exchange for services	1,896,400	-
Change in operating assets and liabilities:
Accounts receivable	(58,087)	192,776
Unbilled receivables	(9,460)	197,009
Prepaid expenses and other current assets	(197,501)	45,703
Accounts payable and accrued expenses	(93,213)	(39,511)
Deposits	(86,740)	(62,159)
Net cash used in operating activities	(2,492,785)	199,068

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of Property and Equipment	956	-
Purchases of equipment	(20,811)	(1,673)
Net cash used in investing activities	(19,855)	(1,673)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	3,000,000	-
Net cash provided by financing activities	3,000,000	-

Net change in cash	487,360	197,395

Effect of foreign currency exchange rate changes on cash and cash equivalents	823	556

Cash, beginning of period	2,747,240	898,477

Cash, end of period	$3,235,423	$1,096,428

Supplemental disclosure of cash and non-cash transactions:
Cash paid for income taxes	$5,975	$1,263
Cash paid for interest	$128,114	$-
Conversion of convertible notes and interest to common stock	$1,857,001	$-
Increase in debt for new original issue discount	$681,818	$-
Derivative ceases to exist - reclassified to paid in capital	$882,199	$-
Increase in debt discount for new derivatives and warrants	$1,372,913	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.             General

The accompanying unaudited interim condensed consolidated financial statements (“interim statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. The consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2016. These interim statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2016.

2.             Prior Year Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. This reclassification had no impact on the Company’s previously reported income from operations or cash flows from operations; the Company has determined that the impact of this reclassification is not material to the previously issued annual and interim unaudited consolidated financial statements using the guidance of SEC Staff Accounting Bulletin ("SAB”) No. 99 and SAB 108.

3.             Change in Controlled Company Status

Prior to the merger between our wholly-owned subsidiary, Zone Acquisition, Inc. (“Zone Acquisition”), and Zone Technologies, Inc. (“Zone”), as described below, the Company was a controlled company as defined by Rule 5615(c)(1) of the NASDAQ Listing Rules because Helios and Matheson Information Technology Ltd., our former parent (referred to in this report as “HMIT”), was the beneficial owner of approximately 75% of our outstanding common stock. Upon consummation of the merger on November 9, 2016, we ceased to be a controlled company.

4.             Merger with Zone Technologies, Inc.

On November 9, 2016 (the “Closing Date”), the Company completed the merger contemplated by the previously disclosed Agreement and Plan of Merger, dated as of July 7, 2016, among us, Zone and Zone Acquisition, as amended by the Waiver and First Amendment to Agreement and Plan of Merger dated as of August 25, 2016 and the Acknowledgment of Satisfaction of Condition and Second Amendment to Agreement and Plan of Merger, dated as of September 21, 2016 (collectively, the “Merger Agreement”).

On the Closing Date, the Company issued 1,740,000 shares of our common stock as merger consideration pursuant to the Merger Agreement, which represented an exchange ratio of 0.174 shares of our common stock for each share of Zone common stock outstanding, and Zone Acquisition, our wholly-owned subsidiary, was merged into Zone, with Zone surviving the merger as our wholly-owned subsidiary.

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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

While RedZone Map is a fully functioning app available for free in the Apple App Store and the Google Play Store, the Company has not yet derived any advertising revenues from the app.

The following tables summarize the fair values of the net assets/liabilities assumed and the allocation of the aggregate fair value of the purchase consideration, non–controlling interest and net liabilities to assumed identifiable and unidentifiable intangible assets:

Purchase consideration:
Common stock (1,740,000 shares at the transaction date fair value of $5.41 per share)	$9,413,000
Liabilities assumed	1,574,512
Assets acquired	(136,343)
Aggregate fair value of enterprise	10,851,169

Purchase price allocation:
Net liabilities assumed	(1,488,476)
Cash acquired	136,343
Total	(1,352,133)

Technology	4,270,000
Broker Relationships	4,200
Trademarks	1,977,000
Goodwill	4,599,969
Total purchase price allocation	$10,851,169

5.              Going Concern Analysis

The Company is subject to a number of risks similar to those of other Big Data technology and technology consulting companies, including its dependence on key individuals, uncertainty of product development and generation of revenues, dependence on outside sources of capital, risks associated with research, development, testing, and successful protection of intellectual property, and the Company’s susceptibility to infringement on the proprietary rights of others and, ultimately, the attainment of profitable operations are dependent on future events, including obtaining adequate financing to fulfill its development activities and generating a level of revenues adequate to support the Company's cost structure.

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years, and as at March 31, 2017, had an accumulated deficit of $49,758,973, a net loss for the three months ended March 31, 2017 of $6,497,555 and net cash used in operating activities of $2,492,785.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company expects to continue to incur net losses and have significant cash outflows for at least the next twelve months. As of March 31, 2017, the Company had cash and a working capital deficit of $3,235,423 and $307,411, respectively and during the three months ended March 31, 2017, the Company used cash from operations of $2,492,785. Management has concluded that due to the conditions described above, there is substantial doubt about the Company’s ability to continue as a going concern through one year after the issuance of the accompanying financial statements. Management has evaluated the significance of the conditions in relation to the Company’s ability to meet its obligations and concluded that without additional funding the Company will not have sufficient funds to meet its obligations within one year from the date of the condensed consolidated financial statements were issued. While management continues to plan on raising additional capital from investors to meet operating cash requirements, there is no assurance that management’s plans will be successful.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company's cost structure.

6.              Summary of Significant Accounting Policies

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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted Section 360-10-35 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for its long-lived assets. Pursuant to ASC Paragraph 360-10-35-17, an impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Pursuant to ASC Paragraph 360-10-35-20, if an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

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

During the three months ended March 31, 2017 and 2016, the Company recorded depreciation expense of $4,274 and $3,314, respectively.

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

There were no impairment charges recognized during the three months ended March 31, 2017 and 2016.

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

During the three months ended March 31, 2017 and 2016, the Company recorded amortization expense of $426,651 and $0, respectively.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Debt Discount and Debt Issuance Costs

Debt discounts and debt issuance costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense based on the related debt agreements using the effective-interest method.

Derivative Instruments

The Company evaluates its convertible notes and warrants to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC Paragraph 815-10-05-4 and ASC and Paragraph 815-40-25. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Stock Based Compensation

The Company uses the fair value method as specified by the FASB, whereby compensation cost is recognized over the remaining service period based on the grant-date fair value of those awards as calculated for pro forma disclosures as originally issued.

Net Income/(Loss) Per Share

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

The following table sets forth the computation of basic and diluted net income/(loss) per share for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
Numerator
Net loss attributable to common shareholders - basic	$(6,497,555)	$(150,414)
Effect of dilutive instrument on net income (loss)	-	-
Net loss attributable to common shareholders - diluted	$(6,497,555)	$(150,414)
Denominator
Weighted average shares of common stock outstanding - basic	5,530,083	2,330,438
Dilutive effect of stock options, warrants and convertible securities	-	-
Weighted average shares of common stock outstanding - diluted	5,530,083	2,330,438
Net loss per share
Basic & Diluted	$(1.17)	$(0.06)

The following table shows the outstanding dilutive common shares excluded from the diluted net loss per share calculation as they were anti-dilutive:

	March 31, 2017	December 31, 2016
Warrants	$130,714	$70,714
Conversion features on convertible notes	216,092	511,989
Total potentially dilutive shares	$346,806	$582,703

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the method of adoption and the impact of adopting ASU 2016-02 on its results of operations, cash flows and financial position.

In March 2016, the FASB issued ASU No. 2016-06, “Contingent Put and Call Option in Debt Instruments” (“ASU 2016-06”). ASU 2016-06 is intended to simplify the analysis of embedded derivatives for debt instruments that contain contingent put or call options. The amendments in ASU 2016-06 clarify that an entity is required to assess the embedded call or put options solely in accordance with the four-step decision sequence. Consequently, when a call (put) option is contingently exercisable, an entity does not have to initially assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. The amendments in ASU 2016-06 take effect for public business entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. As of March 31, 2017, the Company has adopted ASU 2016–06 and has determined that the impact over the results of operations and cash flows is not material.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)”. The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. As of March 31, 2017, the Company has adopted ASU 2016–06 and has determined that the impact over the results of operations and cash flows is not material.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). The amendments in ASU 2016-12 provide clarifying guidance in certain narrow areas and add some practical expedients. Specifically, the amendments in this update (1) clarify the objective of the collectability criterion in step 1, and provides additional clarification for when to recognize revenue for a contract that fails step 1, (2) permit an entity, as an accounting policy election, to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price (3) specify that the measurement date for noncash consideration is contract inception, and clarifies that the variable consideration guidance applies only to variability resulting from reasons other than the form of the consideration, (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations, (5) clarifies that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application. Further, accounting for elements of a contract that do not affect revenue under legacy GAAP are irrelevant to the assessment of whether a contract is complete. In addition, the amendments permit an entity to apply the modified retrospective transition method either to all contracts or only to contracts that are not completed contracts, and (6) clarifies that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. However, an entity is still required to disclose the effect of the changes on any prior periods retrospectively adjusted. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. The guidance is effective for the Company beginning January 1, 2018, although early adoption is permitted beginning January 1, 2017. The Company is currently evaluating the method of adoption and the impact of adopting ASU 2016-12 on its results of operations, cash flows and financial position.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. The Company is currently in the process of evaluating the impact of ASU 2016-18 on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not believe the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment to simplify the accounting for goodwill impairment. The guidance removes the second step of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill for all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. This guidance is effective in 2020, but early adoption is permitted for any impairment tests performed after January 1, 2017. The Company is currently evaluating the impact that this guidance will have on the Company’s consolidated financial statements.

7.            Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Customer Deposits	$314,627	$300,199
Tax	173,637	187,776
Insurance	74,345	44,517
Professional Fees and Services	157,600	42,833
Rent	13,087	13,087
Other	61,376	8,759
Total prepaid expenses and other current assets	$794,672	$597,171

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.            Property and Equipment, net

Property and equipment, net on March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Equipment and leaseholds	$97,689	$106,460
Furniture and Fixtures	52,924	34,186
Software	177,225	167,337
Subtotal	327,838	307,983
Less: Accumulated depreciation	267,047	262,771
Property and Equipment, net	$60,791	$45,212

9.             Intangible Assets, net and Goodwill

The Company’s intangibles assets consisted of the following on March 31, 2017 and December 31, 2016:

		March 31, 2017	December 31, 2016
	Estimated Useful Life	Net Book Value	Net Book Value
Technology	3	$4,270,000	$4,270,000
Trademarks	7	1,977,000	1,977,000
Broker Relationships	1	4,200	4,200
Subtotal		6,251,200	6,251,200
Less: Accumulated amortization		(673,160)	(246,509)
Intangible assets, net		$5,578,040	$6,004,691

The Company recorded amortization expense of $426,651 and $0 for the three months ended March 31, 2017 and 2016, respectively.

The following table outlines estimated future annual amortization expense for the next five years and thereafter:

March 31,
Remaining 2017	$1,279,951
2018	1,706,602
2019	1,501,009
2020	283,269
2021	283,147
Thereafter	524,062
Total	$5,578,040

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Goodwill represents the difference between purchase cost and the fair value of net assets acquired in business acquisitions. Goodwill and indefinite lived intangible assets are tested for impairment annually as of December 31st and more often if a triggering event occurs, by comparing the fair value of each reporting unit to its carrying value.

Balance as of December 31, 2016	$4,599,969
Goodwill activity for three months ended March 31, 2017	-
Balance as of March 31, 2017	$4,599,969

10.         Securities Purchase Agreement

The Notes

On September 7, 2016 the Company issued Senior Secured Convertible Notes (“September Notes”) in the aggregate principal amount of $4,301,075 for consideration consisting of (i) a cash payment by an institutional investor (the “Investor”) in the amount of $1,000,000 together with a secured promissory note payable by the Investor to the Company (the “Investor Note”) in the principal amount of $3,000,000 to finance a portion of the purchase price, fees and expenses for the direct or indirect acquisition of Zone Technologies, Inc. The September Notes have a maturity date of December 7, 2017. As of March 31, 2017, the Investor has made the following prepayments of the Investor Note: $1,000,000 on October 25, 2016; $1,100,000 on November 16, 2016; and $900,000 on December 2, 2016. As of January 23, 2017, the Investor had accepted a total of 887,707 shares of the Company’s common stock in full payment of the September Notes. On any principal balance owed by the Company to the Investor, a 6% interest obligation is due quarterly and calculated on a 360 day basis. For the three months ended March 31, 2017, the Company had interest expense of $1,217 related to the final $332,000 in principal amount outstanding during the quarter.

On December 2, 2016, the Company issued two Senior Secured Convertible Notes (the “December Notes”) to the Investor in the aggregate principal amount of $6,720,000 for consideration consisting of (i) a cash payment by the Investor in the amount of $1,100,000 and (ii) a secured promissory note payable by the Investor to the Company (the “December Investor Note”) in the principal amount of $4,900,000 to aid in the funding of Zone Technologies, Inc prior to the entity’s ability to generate revenues. The December Notes have a maturity date of August 2, 2017. At any time, the Investor may and, so long as certain equity conditions are met, the Company may require the Investor to (a “Mandatory Conversion”), convert the December Notes into shares of the Company’s common stock. At March 31, 2017, the contracted conversion price was $4.00 for a conversion made at the election of the Investor and, for a Mandatory Conversion, the Mandatory Conversion Price. The Mandatory Conversion Price is defined as that price which is the lower of (i) the applicable Conversion Price as in effect on the applicable Mandatory Conversion date, and (ii) 80% the sum of (A) the VWAP of the common stock for each of the 3 trading days with the lowest VWAP of the common stock during the 20 consecutive trading day period ending on and including the trading day immediately prior to the applicable Mandatory Conversion date by and (B) three. As of March 31, 2017 the Investor had paid $3,000,000 of the December Investor Note with the balance payable in full to the Company on August 2, 2017. On any principal balance owed by the Company to the Investor, a 6% interest obligation is due quarterly and calculated on a 360 day basis. For the three months ended March 31, 2017, the Company had $84,293 of interest expense pertaining to the unpaid principal amount of the December Notes.

On February 8, 2017, the Company issued two Senior Secured Convertible Notes (the “February 2017 Notes”) to the Investor in the aggregate principal amount of $5,681,818 for consideration consisting of a secured promissory note payable by the Investor to the Company (the “February 2017 Investor Note”) in the principal amount of $5,000,000 to aid in the funding of Zone Technologies, Inc prior to the entity’s ability to generate revenues. The February 2017 Notes have a maturity date of October 8, 2017. At any time the Investor may and, so long as certain equity conditions are met, the Company may require the Investor to (a “Mandatory Conversion”), convert the February Notes into shares of the Company’s common stock. At March 31, 2017, the contracted conversion price was $4.00 for a conversion made at the election of the Investor and, for a Mandatory Conversion, the Mandatory Conversion Price. The Mandatory Conversion Price is defined as that price which is the lower of (i) the applicable Conversion Price as in effect on the applicable Mandatory Conversion date, and (ii) 80% the sum of (A) the VWAP of the common stock for each of the 3 trading days with the lowest VWAP of the common stock during the 20 consecutive trading day period ending on and including the trading day immediately prior to the applicable Mandatory Conversion date by and (B) three. As of March 31, 2017 the Investor had paid $0 of the February 2017 Investor Note with the amount payable in full to the Company on October 8, 2017. On any principal balance owed by the Company to the Investor, a 6% interest obligation is due quarterly and calculated on a 360 day basis. For the three months ended March 31, 2017, the Company had $10,277 of interest expense pertaining to the unpaid principal amount of the February 2017 Notes.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Placement Notes and Warrants

The Company entered into an agreement with a placement agent (the “Placement Agent”) for assistance with the placement of the September Notes. The Placement Agent accepted from the Company a Senior Secured Convertible Note (the “September Placement Note”) in the aggregate amount of $80,000 in partial payment of the Placement Agent’s fee. Unless earlier converted or redeemed, the September Placement Note matures 15 months from the date of issuance. The Placement Agent Note bears interest at a rate of 6% due quarterly and calculated on a 360 day basis. For the three months ended March 31, 2017, the Company had interest expense pertaining to the September Placement Note in the amount of $1,200. The Placement Agent also received a 5-year warrant (the “Placement Agent Warrant”) for the purchase of the Company’s common stock as partial payment for the Placement Agent’s services. The Placement Agent Warrant is issued in tranches in conjunction with cash payments received by the Company on the corresponding Investor Note. During 2016, warrants were earned allowing for the purchase of 48,714 shares of the Company’s common stock at exercise prices ranging from $4.54 per share to $9.36 per share. As of March 31, 2017 and December 31, 2016 the Placement Agent had not purchased any shares from the exercise of the Placement Agent Warrant.

The Company entered into an agreement with the Placement Agent for assistance with the placement of the December Notes. The Placement Agent accepted from the Company a 5-year warrant (the “December Placement Agent Warrant”) as partial payment for the Placement Agent’s services. The December Placement Agent Warrant is issued in tranches in conjunction with cash payments received by the Company on the corresponding December Investor Note. As of December 31, 2016, 22,000 shares of the Company’s common stock had been issued in conjunction with the December Placement Agent Warrants at an exercise price of $4.45 per share. On February 8, 2017, the Company received a $3 million cash payment on the December Investor Notes, resulting in the issuance of 60,000 warrants at an exercise price of $4.00 per share. As of March 31, 2017 and December 31, 2016 the Placement Agent had not purchased any shares from the exercise of the December Placement Agent Warrant.

The Company entered into an agreement with the Placement Agent for assistance with the placement of the February Notes. The Placement Agent accepted from the Company a 5-year warrant (the “February Placement Agent Warrant”) as partial payment for the Placement Agent’s services. The February Placement Agent Warrant allows the purchase of up to 8% of the number of shares of the Company’s common stock into which the unrestricted principal of the February Note in the principal amount of $5 million becomes convertible at an exercise price of $4.50 per share. As of March 31, 2017 and December 31, 2016 the Placement Agent had not purchased any shares from the exercise of the February Placement Agent Warrants.

Note Activity:

Senior Secured Convertible Notes consists of the following:

	March 31, 2017	December 31, 2016
September notes	$-	$20,480
September placement note	36,000	902
December notes	2,168,960	10,043
February notes	146,102	-
Balance at March 31, 2017	$2,351,062	$31,425

Under ASC 210-20-45-1, management offset the Notes by the Investor Notes yet to be funded.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The carrying value of the Senior Secured Convertible Notes is comprised of the following:

	March 31, 2017	December 31, 2016
September notes	$-	$332,000
September placement note	80,000	80,000
December notes	3,295,000	1,820,000
February notes	681,818	-
Unamortized discounts	(1,705,756)	(2,200,575)
	$2,351,062	$31,425

During the three months ended March 31, 2017, the Investor has converted a total of $1,848,692 in principal and $8,309 in interest into 466,352 shares of the Company’s common stock.

Subsequent to March 31, 2017, the Company has not received any additional proceeds from the December Investor Note.

11.          Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities - Derivative conversion features and warrant liabilities

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of March 31, 2017 and December 31, 2016:

			Fair Value Measurement Using
	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2017
Liabilities
Derivative liability - warrants	$312,432	$-	$-	$312,432
Derivative liability – conversion feature	403,743	-	-	403,743
Total	$716,175	$-	$-	$716,175

December 31, 2016
Liabilities
Derivative liability - warrants	$230,663	$-	$-	$230,663
Derivative liability – conversion feature	977,129	-	-	977,129
Total	$1,207,792	$-	$-	$1,207,792

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the month ended March 31, 2017:

Fair Value Measurement Using Level 3 Inputs Total
Balance at December 31, 2016	$1,207,792
Purchases, issuances and settlements	1,372,913
Reclassification to paid in capital	(882,199)
Change in fair value of derivative liabilities	(982,331)
Balance at March 31, 2017	$716,175

The fair value of the derivative conversion features and warrant liabilities as of March 31, 2017 and December 31, 2016 were calculated using a Monte-Carlo option model valued with the following weighted average assumptions:

	March 31, Amount			December 31, Amount
Dividend Yield		0%			0%
Expected Volatility	100%	-	140%	154%	-	230%
Risk free interest rate	0.81%	-	1.93%	0.82%	-	1.12%
Contractual term (in years)	0.34	-	4.68	0.67	-	5.0
Exercise price	$4.00	-	$9.36	$4.00	-	$9.36

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

12.          Stock Based Compensation

The Company has a stock based compensation plan, which is described as follows:

On March 3, 2014, the Board of Directors terminated the Company’s 1997 Stock Option and Award Plan and approved and adopted the Helios and Matheson Analytics Inc. 2014 Equity Incentive Plan (the “2014 Plan”) which the Company’s stockholders approved at the annual stockholders meeting on May 5, 2014. There were 520,000 shares outstanding under the 1997 Stock Option and Award Plan. The 2014 Plan originally set aside and reserved 400,000 shares of the Company’s common stock for grant and issuance in accordance with its terms and conditions. Persons eligible to receive awards from the 2014 Plan include employees (including officers and directors) of the Company and its affiliates, consultants who provide significant services to the Company or its affiliates, and directors who are not employees of the Company or its affiliates (the “Participants”). The 2014 Plan permits the Company to issue to Participants qualified and/or non-qualified options to purchase the Company’s common stock, restricted common stock, performance units, and performance shares. The 2014 Plan will terminate on March 3, 2024. The Company’s Board of Directors is responsible for administration of the 2014 Plan and has the sole discretion to determine which Participants will be granted awards and the terms and conditions of the awards granted. Effective November 7, 2016 the plan was amended to include a total of 1,125,000 shares of common stock to be issued under the Employee Stock Option Plan.

Also, through the date of filing this Form 10-Q, several awards have been granted outside of the 2014 Plan to multiple third party consultants in exchange for services rendered in the amount of $1,896,400, which is recorded as part of Selling, General and Administrative expenses on the Company’s Statements of Operations for the three months ended March 31, 2017.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13.          Concentration of Credit Risk

As of March 31, 2017, and December 31, 2016, 4 customers accounted for 73% and 70% of the Company’s total accounts receivable, respectively.

During the three months ended March 31, 2017 and 2016, 87%, and 94% of the Company’s revenues were earned from 4 customers and 4 customers, respectively.

As of March 31, 2017 and December 31, 2016, 4 vendors accounted for 85% and 2 vendors accounted for 94% of the Company’s accounts payable, respectively.

14.          Commitments and Contingencies

The Company’s commitments at March 31, 2017 are comprised of the following:

Operating Lease Commitments(1)	Payments due by period
Less than 1 year	$129,892
1 to 3 years	677,895
3 to 5 years	347,985
Thereafter	-
$1,155,772

(1) The Company’s executive office is located at the Empire State Building, 350 Fifth Avenue, Suite 7520, New York, New York 10118. The Company’s executive office is located in a leased facility with a term expiring on June 30, 2022. Zone rents two offices on a monthly basis through WeWork. The offices are located at 350 Lincoln Road, Miami Beach, Florida.

In addition, the Company’s Indian subsidiary has an office in Bangalore, India at a leased facility located at 3rd Floor, Beta Block, Number 7 Sigma Tech Park, Varthur Kodi, Bangalore 560066. This lease will expire on October 7 2017,

The Company’s executive office lease is subject to escalations based on increases in real estate taxes and operating expenses, all of which are charged to rent expense. Rent expense for the three months ended March 31, 2017 and 2016 was approximately $47,800 and $90,900, respectively.

As of March 31, 2017, the Company does not have any “Off Balance Sheet Arrangements”.

Legal Proceeding:

On August 24, 2016, 3839 Holdings LLC (“3839 Holdings”) filed a summons and complaint in the Supreme Court of the State of New York, New York County, against Theodore Farnsworth (“Mr. Farnsworth”), Highland Holdings Group, Inc. (“HHGI”) and Zone Technologies, Inc. (“Zone”), collectively referred to as the “Zone Defendants”. The claims arise out of 3839 Holdings’ purchase of a 10% interest in HHGI and an unsuccessful real estate investment. The Complaint asserted claims for: (i) breach of contract, breach of the implied covenant of good faith and fair dealing and breach of fiduciary duty against Mr. Farnsworth and HHGI; (ii) unjust enrichment against Mr. Farnsworth and Zone; (iii) fraudulent conveyance against all of the Zone Defendants; and (iv) alter ego liability against Mr. Farnsworth for HHGI’s obligations. The suit also sought, as part of any final relief it may obtain after trial, an injunction against the merger between Zone and the Company, along with an award of attorneys’ fees. On or about December 7, 2016, 3839 Holdings amended the complaint to add the Company as a defendant, alleging claims against the Company for unjust enrichment, fraudulent conveyance, aiding and abetting a fraudulent conveyance, tortious interference with contract, permanent injunction and attorneys’ fees and cost. 3839 Holdings seeks compensation from the Company and the Zone Defendants in an amount of no less than $3 million plus prejudgment interest, attorney’s fees and costs and expenses. 3839 Holdings is also seeking an injunction to prevent the Company and the Zone Defendants from transferring or disposing of assets. The Company and Zone believe that the claims are baseless and intend to vigorously defend the action.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

15.          Transactions with Related Parties

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

In August 2014, the Company entered into a Professional Service Agreement with HMIT (the “PSA”), which documented ongoing services provided by HMIT from February 24, 2014. Pursuant to the PSA, HMIT hired employees in India and provided infrastructure services for those employees to facilitate the operations of those of the Company’s clients who needed offshore support for their businesses. For the services the Company paid the costs incurred by HMIT for the employees it hired to provide the services and a fixed fee for infrastructure support. Beginning October 2014, all employees were transferred to the payroll of the Company’s subsidiary, Helios and Matheson Global Services Pvt. Ltd., and HMIT was paid only for the infrastructure support it provided until August 2015. Beginning September 2015, Helios and Matheson Global Services Pvt. Ltd. leased an office and took over infrastructure support from HMIT. For the three months ended March 31, 2017 and 2016 the Company did not have any revenue from services provided with offshore support of HMIT.

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

On January 21, 2016, HMIT became subject to a liquidation order by an Indian court resulting from creditors’ claims against HMIT. On February 15, 2016, the High Court of Judicature at Madras (Civil Appellate Jurisdiction) issued an order of interim stay of the liquidation order. HMIT continues to await a decision from the High Court of Judicature relating to this matter. If HMIT becomes subject to liquidation, the Company would likely not be able to collect the full amount of $2.3 million reserved in its September 30, 2016 and December 31, 2016 financial statements.

Maruthi Consulting Inc. (Subsidiary of HMIT)

The Company provided consulting services to Maruthi Consulting Inc., a subsidiary of HMIT. As of January 1, 2015, we had a receivable due from Maruthi in the amount of $75,338 and during 2015 we billed an additional $223,454 to Maruthi for services rendered. We provided no services to Maruthi during the year ended December 31, 2016. During 2015, we received $237,318 in payments from Maruthi. Therefore, the amounts receivable at March 31, 2017 and December 31, 2016 was approximately $61,474 and $61,474, respectively.

16.          Warrants

The following is a summary of the Company’s stock warrant activity during the three months March 31, 2017:

	Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding/Exercisable – December 31, 2016	70,714	$6.26	4.87
Granted	60,000	8.08	4.99
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding/Exercisable – March 31, 2017	130,714	$7.09	4.85

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

17.          Provision for Income Taxes

The provision for income taxes as reflected in the consolidated statement of operations and comprehensive loss varies from the expected statutory rate primarily due to a provision for minimum state taxes and the recording of adjustments to the valuation allowance against deferred tax assets. Internal Revenue Code Section 382 (the “Code”) places a limitation on the utilization of Federal net operating loss and other credit carry-forwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percent change in ownership occurs. During 2006, Helios and Matheson Information Technology Ltd. (“Helios and Matheson Parent”) acquired a greater than 50 percent ownership of the Company. Accordingly, the actual utilization of the net operating loss carry-forwards for tax purposes are limited annually under the Code to a percentage (currently about four and a half percent) of the fair market value of the Company at the date of this ownership change. The Company maintains a valuation allowance against additional deferred tax assets arising from net operating loss carry-forwards since, in the opinion of management; it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

18.          Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision–making group is composed of the Chief Executive Officer. The Company operates in two segments, Consulting and Technology. During the three months ended March 31, 2016, the Company only operated in the consulting segment.

 The Company evaluates performance of its operating segments based on revenue and operating loss. The following table summarizes our segment information for the three months ended March 31, 2017 and 2016 as well as for the balance sheet dates presented:

	For the Three Months Ended March 31,
	2017	2016
Consulting
Revenue	$1,358,062	$1,996,261
Cost of Revenue	1,105,485	1,421,765
Gross Margin	252,577	574,496
Total operating expenses	(3,313,547)	(722,916)
Loss from operations	(3,060,970)	(148,420)
Total other income/(expense)	(2,091,563)	(1,006)
Provision for income taxes	(30,484)	(3,000)
Total net loss	$(5,183,017)	$(150,414)

Technology
Revenue	$-	$-
Cost of Revenue	-	-
Gross Margin	-	-
Total operating expenses	(1,297,550)
Income/(loss) from operations	(1,297,550)	-
Total other income/(expense)	(16,988)	-
Provision for income taxes	-	-
Total net loss	$(1,314,538)	$-

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	As of March 31,	As of December 31,
	2017	2016
Consulting
Cash and cash equivalents	$617,524	$1,104,715
Accounts receivable	$472,248	$410,106
Unbilled receivables	$54,667	$45,207
Prepaid expenses and other current assets	$622,603	$554,338
Property and equipment	$43,596	$34,368
Intangible assets	$-	$-
Goodwill	$-	$-
Accounts payable and accrued expenses	$1,342,490	$1,428,054

Technology
Cash and cash equivalents	$2,617,899	$1,651,508
Accounts receivable	$-	$-
Unbilled receivables	$-	$-
Prepaid expenses and other current assets	$172,069	$42,833
Property and equipment	$17,195	$10,844
Intangible assets	$5,578,040	$6,004,691
Goodwill	$4,599,969	$4,599,969
Accounts payable and accrued expenses	$454,694	$134,450

19.          Subsequent Events

In April 2017, the Company signed a three-year lease agreement for office space in Miami. The lease, for the three-year agreement starting in May of 2017, will have monthly rent payments due from the Company of $5,026 for the first twelve months, $5,177 for the second year term, and $5,332 for the final year of the contract.

In May 2017, the Company paid cash of $80,000 to redeem a convertible note payable which had been issued to the Placement Agent for services rendered in conjunction with the September Notes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 throughout and in particular in the discussion at Item 2 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These are statements regarding financial and operating performance results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks, including those discussed in the risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 which have been incorporated into this report by reference, could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:

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

For the three months ended March 31, 2017, 100% of the Company’s revenue was generated by its Consulting segment. Approximately 91.0% of the Company's consulting service revenues were generated from clients under time and materials engagements, as compared to approximately 93.2% for the three months ended March 31, 2016, with the remaining revenue generated under fixed-price engagements. The Company has established standard-billing guidelines for consulting services based on the type of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and material services on a weekly and monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting service revenues generated under time and material engagements are recognized as those services are provided. Revenues earned from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.

The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. For the three months ended March 31, 2017 and 2016, gross margin was 18.6% and 28.3%, respectively.

The Company actively manages its personnel utilization rates by monitoring project requirements and timetables. The Company’s utilization rate for the three months ended March 31, 2017 was approximately 98%, as compared to 96% for the three months ended March 31, 2016. As projects are completed, consultants are either re-deployed to new projects at the current client site, re-deployed or re-assigned to new projects at another client site, or are encouraged to participate in the Company’s training programs in order to expand their technical skill sets.

In past years, cash flows from operations combined with cash on hand generally provided adequate funding for our working capital obligations. However, the merger with Zone and the development of the RedZone Map app resulted in an increase in legal, accounting and other expenses and required that we obtain financing for our operations through the issuance of Senior Secured Convertible Promissory Notes to an institutional investor in exchange for cash and promissory notes issued by the institutional investor. As of March 31, 2017, we had raised a total of approximately $15 million through these offerings, which does not include the acceptance of a Senior Secured Convertible Promissory Note in the amount of $80,000 by our placement agent in partial payment of its fees. Of the total amount raised, as of March 31, 2017 we had received $8.1 million in loan proceeds. If not prepaid, the remaining proceeds of $1.9 million from the promissory note issued by the institutional investor as part of the December 2016 financing is due to be paid in August 2017 and the proceeds of $5 million from the promissory note issued by the institutional investor as part of the February 2017 financing is due to be paid in October 2017.

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

While RedZone Map is a fully functioning app available for free in the Apple App Store and the Google Play Store, we have not yet derived any advertising revenues from the app and we do not expect to begin to derive revenues until the second half of 2017 or later.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP, and our discussion and analysis of its financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Note 6 - “Significant and Critical Accounting Policies and Practices”, of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q describes the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

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

There were no impairment charges recognized during the three months ended March 31, 2017 and 2016.

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

During the three months ended March 31, 2017 and 2016, the Company recorded amortization expense of $426,651 and $0, respectively.

Debt Discount and Debt Issuance Costs

Debt discounts and debt issuance costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense based on the related debt agreements using the effective-interest method.

Derivative Instruments

The Company evaluates its convertible notes and warrants to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC Paragraph 815-10-05-4 and ASC and Paragraph 815-40-25. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

Stock Based Compensation

The Company uses the fair value method as specified by the FASB, whereby compensation cost is recognized over the remaining service period based on the grant-date fair value of those awards as calculated for pro forma disclosures as originally issued.

Results of Operations

The following table sets forth period over period change in the percentage of revenues of certain items included in the Company’s Statements of Operations:

	For the Three Months Ended March 31,		Change
	2017	2016	Dollars	% Change
Revenues	$1,358,062	$1,996,261	$(638,199)	32.0%
Cost of revenues	1,105,485	1,421,765	(316,280)	22.2%
Gross profit	252,577	574,496	(321,919)	56.0%
Operating expenses	4,611,097	722,916	3,888,181	536.9%
Loss from operations	(4,358,520)	(148,420)	(4,210,100)
Other income (expense), net	(2,108,551)	1,006	(2,109,557)
Income tax provision	30,484	3,000	27,484
Net loss	$(6,497,555)	$(150,414)	$(6,347,141)

Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016

Revenues. Revenues for the three months ended March 31, 2017 were approximately $1.4 million as compared to approximately $2.0 million for the three months ended March 31, 2016. The decrease was primarily to the loss of a key offshore client and an overall decrease in the number of onshore consultants who are billed at an hourly rate.

Gross Profit. The resulting gross profit for the three months ended March 31, 2017 was approximately $0.3 million as compared to approximately $0.6 million for the three months ended March 31, 2016. The decrease in gross margin is due to the loss of a key offshore client and an overall decrease in the number of onshore consultants who are billed at an hourly rate partially offset by a savings in cost of revenue from a decrease in consultants.

Operating Expenses. Operating expenses are comprised of selling, general and administrative (“SG&A”) expenses and depreciation and amortization. Operating expenses for the three months ended March 31, 2017 were approximately $4.6 million as compared to approximately $0.7 million for the three months ended March 31, 2016. This increase in operating expenses is primarily the result of two non-cash items: 1) the issuance of common stock to certain advisors for services performed resulting in approximately $1.9 million of SG&A expense and 2) approximately $0.4 million in amortization of intangible assets combined with an approximately $1.6 million increase in technology, marketing, legal and public relations costs associated with Zone Technologies (acquired on November 9, 2016).

Taxes. Tax provision for both the three months ended March 31, 2017 and 2016 was $30,484 and $3,000, respectively. Tax for the three months ended March 31, 2017 was comprised of minimum state taxes and a provision for tax in respect of taxes incurred by the Company’s Indian subsidiary. Tax for the period ended March 31, 2016 was comprised of minimum state taxes.

Net Income/(Loss). As a result of the above, the Company had a net loss of approximately $6.5 million or ($1.17) per basic and diluted share for the three months ended March 31, 2017 as compared to a net loss of approximately $0.2 million or ($0.06) per basic and diluted share for the three months ended March 31, 2016. The increase in net loss is due to the decline in revenues as stated above, as well as, the increase in costs associated with the acquisition of Zone Technologies, including the sale of our Senior Secured Convertible Promissory Notes.

Liquidity and Capital Resources

During the three months ended March 31, 2017 the Company’s revenue declined by approximately 32% and the Company reported a net loss of approximately $6.5 million as compared to a net loss of approximately $0.2 million during the three months ended March 31, 2016. The net loss is primarily driven by a decrease in gross profit margin of approximately $0.3 million, $1.9 million of SGA expenses related to shares issued for services, an increase in amortization of approximately $0.4 million related to intangible assets acquired in conjunction with the Zone acquisition, $0.1 million related to expenses incurred related to the change in market value of derivative liabilities, and interest expense of approximately $1.7 million related to accretion of derivative instruments.

The Company's cash balances were approximately $3.2 million at March 31, 2017 and approximately $2.7 million at December 31, 2016. Net cash used in operating activities for the three months ended March 31, 2017 was approximately $2.5 million compared to net cash provided by operating activities of approximately $0.2 million for the three months ended March 31, 2016. Net cash provided by operating activities primarily relates to a net loss of approximately $6.5 million offset by non-cash adjustments of approximately $1.7 million related to accretion of debt discount, approximately $1.9 million related to shares issued in exchange for services, and approximately $0.4 million related to depreciation and amortization expense.

The Company's accounts receivable, less allowance for doubtful accounts, at March 31, 2017 and at December 31, 2016 were approximately $0.5 million and $0.4 million, respectively, representing 52 days and 52 days of sales outstanding respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.

For the three months ended March 31, 2017, net cash used in investing activities was $19,855 as compared to $1,673 for the three months March 31, 2016.

For the three months ended March 31, 2017, net cash provided by financing activities was $3 million as compared to $0 for the three months ended March 31, 2016. In management's opinion, there is substantial doubt about the Company’s ability to continue as a going concern through one year after the issuance of the accompanying financial statements. Management has evaluated the significance of the conditions in relation to the Company’s ability to meet its obligations and concluded that without additional funding the Company will not have sufficient funds to meet its obligations within one year from the date of the condensed consolidated financial statements were issued. While Management continues to plan on raising additional capital from investors to meet operating cash requirements, there is no assurance that Management’s plans will be successful.

Off Balance Sheet Arrangements

As of March 31, 2017, the Company does not have any off balance sheet arrangements.

Contractual Obligations and Commitments

The Company’s commitments at March 31, 2017 are reflected and further detailed in the table located in Part I, Item 1, Note 14 of this Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. As of March 31, 2017, the Company carried out an evaluation, under the supervision of and with the participation of our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting. During the quarter covered by this report, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

On August 24, 2016, 3839 Holdings LLC (“3839 Holdings”) filed a summons and complaint in the Supreme Court of the State of New York, New York County, against Theodore Farnsworth (“Mr. Farnsworth”), Highland Holdings Group, Inc. (“HHGI”) and Zone Technologies, Inc. (“Zone”), collectively referred to as the “Zone Defendants”. The claims arise out of 3839 Holdings’ purchase of a 10% interest in HHGI and an unsuccessful real estate investment. The Complaint asserted claims for: (i) breach of contract, breach of the implied covenant of good faith and fair dealing and breach of fiduciary duty against Mr. Farnsworth and HHGI; (ii) unjust enrichment against Mr. Farnsworth and Zone; (iii) fraudulent conveyance against all of the Zone Defendants; and (iv) alter ego liability against Mr. Farnsworth for HHGI’s obligations. The suit also sought, as part of any final relief it may obtain after trial, an injunction against the merger between Zone and the Company, along with an award of attorneys’ fees. On or about December 7, 2016, 3839 Holdings amended the complaint to add the Company as a defendant, alleging claims against the Company for unjust enrichment, fraudulent conveyance, aiding and abetting a fraudulent conveyance, tortious interference with contract, permanent injunction and attorneys’ fees and cost. 3839 Holdings seeks compensation from the Company and the Zone Defendants in an amount of no less than $3 million plus prejudgment interest, attorney’s fees and costs and expenses. 3839 Holdings is also seeking an injunction to prevent the Company and the Zone Defendants from transferring or disposing of assets. The Company and Zone believe that the claims are baseless and intend to vigorously defend the action.

Item 1A. Risk Factors

We incorporate herein by reference the risk factors included under Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 that was filed with the Securities and Exchange Commission on April 14, 2016.

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

10.1

First Amendment to Letter Agreement dated January 15, 2017 between the Company and an institutional investor, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on January 17, 2017.

10.2	Form of Individual Employee Benefit Plan for Executives, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on January 23, 2017. †

10.3	Form of Individual Employee Benefit Plan for Consultants, incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on January 23, 2017.

10.4

Securities Purchase Agreement dated February 7, 2017 between the Company and an institutional investor, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on February 7, 2017.

10.5	Form of Senior Secured Promissory Note, incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on February 7, 2017.

10.6	Form of Investor Note, incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on February 7, 2017.

10.7	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the SEC on February 7, 2017.

10.8	Form of Security and Pledge Agreement, incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the SEC on February 7, 2017.

10.9	Form of Guaranty, incorporated by reference to Exhibit 10.6 to the Form 8-K filed with the SEC on February 7, 2017.

10.10	Form of Voting and Lock-Up Agreement, incorporated by reference to Exhibit 10.7 to the Form 8-K filed with the SEC on February 7, 2017.

10.11	Letter Agreement dated February 7, 2017 between the Company and an institutional investor, incorporated by reference to Exhibit 10.8 to the Form 8-K filed with the SEC on February 7, 2017.

10.12	Form of Placement Agent Warrant, incorporated by reference to Exhibit 10.9 to the Form 8-K filed with the SEC on February 7, 2017.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

*	Filed herewith.
**	Furnished, not filed.
†	Management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIOS AND MATHESON ANALYTICS INC.

Date: May 18, 2017	By:	/s/	Theodore Farnsworth
Theodore Farnsworth
Chief Executive Officer (Principal Executive Officer)

HELIOS AND MATHESON ANALYTICS INC.

Date: May 18, 2017	By:	/s/	Stuart Benson
Stuart Benson
Chief Financial Officer (Principal Financial Officer)