Form 10-Q
period 2017-06-30
Helios & Matheson Analytics Inc.
filed 2017-08-11
CIK 1040792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 9, 2017, there were 7,071,799 shares of common stock, with $0.01 par value per share, outstanding.

HELIOS AND MATHESON ANALYTICS INC.

Part I. Financial Information

Item I. Financial Statements

HELIOS AND MATHESON ANALYTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,433,980	$2,747,240
Accounts receivable - less allowance for doubtful accounts of $169,196 and $428,719 at June 30, 2017 and December 31, 2016, respectively	344,207	410,106
Unbilled receivables	58,625	45,207
Prepaid expenses and other current assets	703,616	597,171
Total current assets	2,540,428	3,799,724
Property and equipment, net	134,279	45,212
Intangible assets, net	5,346,532	6,004,691
Goodwill	4,599,969	4,599,969
Deposits and other assets	133,230	59,189
Total assets	$12,754,438	$14,508,785

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,605,742	$1,331,118
Convertible notes payable, net of debt discount of $13,697 and $2,200,575 at June 30, 2017 and December 31, 2016, respectively	164,928	31,425
Derivative liability	298,970	1,207,792
Total current liabilities	2,069,640	2,570,335
Total liabilities	2,069,640	2,570,335

Commitments and Contingencies

Shareholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2017 and December 31, 2016	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; 7,071,799 and 4,874,839 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	70,718	48,748
Paid-in capital	65,700,571	55,258,111
Accumulated other comprehensive loss - foreign currency translation	(105,702)	(106,991)
Accumulated deficit	(54,980,789)	(43,261,418)
Total shareholders' equity	10,684,798	11,938,450
Total liabilities and shareholders' equity	$12,754,438	$14,508,785

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:

Revenue	$1,140,951	$1,858,186	$2,499,013	$3,887,630
Cost of revenue	917,564	1,337,430	2,023,049	2,792,378
Gross profit	223,387	520,756	475,964	1,095,252
Operating expenses:
Selling, general & administrative	1,635,710	612,756	5,780,446	1,332,358
Research and development	897,905	-	933,341	-
Depreciation & amortization	433,671	3,913	864,596	7,227
Total operating expenses	2,967,286	616,669	7,578,383	1,339,585

Loss from operations	(2,743,899)	(95,913)	(7,102,419)	(244,333)

Other income/(expense):
Change in fair market value - derivative liabilities	(301,479)	-	680,852	-
Interest expense	(2,184,374)	-	(5,293,206)	-
Interest income	19,309	2,919	37,259	3,925
Total other (expense)/ income	(2,466,544)	2,919	(4,575,095)	3,925
Loss before income taxes	(5,210,443)	(92,994)	(11,677,514)	(240,408)
Provision for income taxes	11,373	31,247	41,857	34,247
Net loss	(5,221,816)	(124,241)	(11,719,371)	(274,655)
Other comprehensive income/(loss)-foreign currency adjustment	466	(20,097)	1,289	(19,541)
Comprehensive loss	$(5,221,350)	$(144,338)	$(11,718,082)	$(294,196)

Net loss per share
Basic and Diluted	$(0.79)	$(0.05)	$(1.97)	$(0.12)

Weighted average shares	6,570,637	2,330,438	5,957,401	2,330,438

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated other comprehensive income	Accumulated Deficit	Total Shareholders' Equity (Deficit)
Balance at December 31, 2016	-	$-	4,874,839	$48,748	$55,258,111	$(106,991)	$(43,261,418)	$11,938,450
Conversion of convertible notes and interest to shares of common stock	-	-	1,676,960	16,770	6,682,632	-	-	6,699,402
Shares issued in exchange for services	-	-	520,000	5,200	1,891,200	-	-	1,896,400
Derivative liability which ceases to exist	-	-	-	-	1,868,628	-	-	1,868,628
Net Loss	-	-	-	-	-	-	(11,719,371)	(11,719,371)
Foreign Exchange Translation	-	-	-	-	-	1,289	-	1,289
Balance at June 30, 2017	-	$-	7,071,799	$70,718	$65,700,571	$(105,702)	$(54,980,789)	$10,684,798

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2017	2016
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,719,371)	$(274,655)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation and amortization	864,596	7,227
Accretion of debt discount	3,587,910	-
Change in fair market value - derivative liabilities	(680,852)	-
Provision for doubtful accounts	2,005	(15,931)
Non-cash interest expense	965,656	-
Shares issued in exchange for services	1,896,400	-
Change in operating assets and liabilities:
Accounts receivable	63,894	579,825
Unbilled receivables	(13,418)	216,394
Prepaid expenses and other current assets	(106,445)	20,169
Accounts payable and accrued expenses	271,124	(76,820)
Deposits and other assets	(70,541)	33,973
Net cash (used in)/provided by operating activities	(4,939,042)	490,182

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of property and equipment	958	867
Purchases of equipment	(101,322)	-
Trendit Ltd patent acquisition	(195,143)	-
Net cash (used in)/provided by investing activities	(295,507)	867

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from note payable	4,000,000	-
Repayment of September Placement Note	(80,000)	-
Net cash provided by financing activities	3,920,000	-

Net change in cash	(1,314,549)	491,049

Effect of foreign currency exchange rate changes on cash and cash equivalents	1,289	(19,541)

Cash, beginning of period	2,747,240	898,477

Cash, end of period	$1,433,980	$1,369,985

Supplemental disclosure of cash and non-cash transactions:
Cash paid for income taxes	$5,975	$2,250
Cash paid during the period for interest	$253,407	$-
Conversion of convertible notes and interest to shares of common stock	$(6,699,402)	$-
Increase in debt for new original issue discount	$1,640,659	$-
Derivative ceases to exist - reclassified to paid in capital	$(1,868,628)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.     General

The accompanying unaudited interim condensed consolidated financial statements (“interim statements”) of Helios and Matheson Analytics Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. The consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2016. These interim statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2016.

2.     Change in Controlled Company Status

Prior to the merger between the Company’s wholly-owned subsidiary, Zone Acquisition, Inc. (“Zone Acquisition”), and Zone Technologies, Inc. (“Zone”), as described below, the Company was a controlled company as defined by Rule 5615(c)(1) of the NASDAQ Listing Rules because Helios and Matheson Information Technology Ltd., the former parent (referred to in this report as “HMIT”), was the beneficial owner of approximately 75% of the Company’s outstanding common stock. Upon consummation of the merger on November 9, 2016, the Company ceased to be a controlled company under NASDAQ Listing Rule 5615(c)(1).

3.     Merger with Zone Technologies, Inc.

On November 9, 2016 (the “Closing Date”), the Company completed the merger contemplated by the Agreement and Plan of Merger, dated as of July 7, 2016, among the Company, Zone and Zone Acquisition, as amended by the Waiver and First Amendment to Agreement and Plan of Merger dated as of August 25, 2016 and the Acknowledgment of Satisfaction of Condition and Second Amendment to Agreement and Plan of Merger, dated as of September 21, 2016 (collectively, the “Merger Agreement”).

On the Closing Date, the Company issued 1,740,000 shares of its common stock as merger consideration pursuant to the Merger Agreement, which represented an exchange ratio of 0.174 shares of the Company’s common stock for each share of Zone common stock outstanding, and Zone Acquisition, the wholly-owned subsidiary, was merged into Zone, with Zone surviving the merger as the Company’s wholly-owned subsidiary.

Zone is the developer of the proprietary RedZone Map™, a GPS-driven, real-time crime and navigation map application whose goal is to enhance personal safety worldwide by providing users with real time crime data and a platform for alerting other users to criminal and other safety related occurrences in a navigation map format. Zone’s mapping lets users be pro-active when traveling, allowing them to enter a number of different cautionary items such as traffic problems, police sightings, road hazards, accidents and road closures. It also allows users to report a crime and to video upload live incidents.

Zone’s business model has four components. The first component is providing user access to public safety information. Zone’s goal is to enhance the personal safety of its users by providing crime data to anyone using a mobile or stationary mapping application for navigation. Zone also provides tools for examining such things as neighborhoods for possible relocation, schools to attend, travel planning and lodging selection. The second component, when implemented, will provide enterprise business solutions, such as choosing a route for trucking and delivery services based on crime mapping analytics. The third component, when implemented, will be geared towards providing law enforcement agencies with tools to better understand crime patterns and to engage with their jurisdictions more meaningfully. The fourth component, when implemented, will be to work with governmental agencies using advanced mapping and geo-fencing for counter-terrorism efforts.

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

4.      Licensing Agreement with Is It You Ltd.

On May 18, 2017, the Company entered into an Amended and Restated License Agreement (the “Agreement”) with Is It You Ltd., an Israeli company (“Licensor”), which is engaged in developing and marketing software that enables face recognition authentication and verification of users on mobile smartphones. Pursuant to the Agreement, the Company was granted a non-transferable, non-sublicensable, non-exclusive right and license (a) to integrate the licensed software with the Company’s RedZone Map family of products, applications, and services (the “RedZone Apps”) to create integrated service offerings that integrate and/or incorporate the licensed software with the RedZone Apps (the “Integrated Offerings”); (b) to commercialize, distribute, and sell the Integrated Offerings to customers worldwide; (c) to use the licensed software internally to create a non-commercial lab/testing environment; and (d) to use the licensed software to provide maintenance and support services to customers of the Integrated Offerings. In consideration of the license, the Company shall pay the Licensor a one-time license fee of $80,000 for up to 1.6 million end-user licenses. In addition, in the event that the Company exceeds 1.6 million users of the Integrated Offerings, it shall pay Licensor an additional one-time license fee of $20,000 for up to an aggregate of 20 million end-user licenses; in the event that the Company exceeds 20 million users of the Integrated Offerings, it shall pay Licensor an additional one-time license fee of $1,000,000 for up to an aggregate of 100 million end-user licenses; and in the event the Company exceeds 100 million users of the Integrated Offerings, it will negotiate with Licensor the additional compensation to be paid to Licensor.

Of the total $80,000 due in initial one-time license fees, $40,000 has been paid and is recorded as part of the prepaid expenses and other current assets balance on the Company’s balance sheet as of June 30, 2017.

Pursuant to the Agreement, Licensor agreed to not license, sell or transfer the licensed software to any third party that wishes to integrate the licensed software with applications that compete with the Company’s Integrated Offerings relating to crime and terrorism mapping applications.

The Agreement has an initial term of 5 years and shall be automatically renewed for additional one-year terms unless either party gives the other party 60 days advanced notice of termination prior to the expiration of the then-current term. Except for termination of the Agreement by Licensor for breach by the Company, notwithstanding any termination or expiration of the Agreement, (i) the license shall remain in effect; and (ii) the Company shall have the right to order and Licensor shall have the obligation to provide annual support services at the price set forth in the Agreement for up to 5 years from the effective date of termination. The Agreement may be terminated at any time by either party (i) if the other party materially breaches the Agreement and continues in such breach for 30 days after receiving notice from the non-breaching party; or (ii) for a period of 90 consecutive days, the other party is declared to be insolvent or is the subject of bankruptcy or liquidation proceedings, or has a receiver, judicial administrator or similar officer appointed over all or any material part of its assets, or any security holder or encumbrance lawfully takes possession of any property of or in possession of the other party, or if the other party ceases to carry on its business.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

RedZone plans to integrate the facial recognition technology with its real-time crime/navigation app in the latter half of 2017.

5.      Acquisition of Assets from Trendit Ltd.

On May 25, 2017, Zone completed the acquisition of all of the assets of Trendit Ltd. (“Trendit”), an Israel-based technology company, including certain patented technology, for cash compensation of $195,143. Zone plans to integrate the patented technology with the Redzone Map app, in order to enable the app to track and analyze real-time crowd behavior, migration and trends. The patented technology predicts population behavior, along with population size, origin and destination, with an accuracy rate of 85%-90%, and tracks demographic segmentation of a population using a population sample of 15%, together with anonymous cellular signals and demographic big data.

The technology acquired collects data from regular cellphone activity, which it tracks and compares with extensive social/economic databases. Zone believes the technology will enable the Redzone Map app to accurately determine crowd size, social/economic status and where a crowd is moving. Zone plans to use this patented, highly-sophisticated analytical technology to alert RedZone Map app users of potential threats to their personal safety and to inform law enforcement and government officials of the location and migration patterns of known criminal or terrorist individuals and groups.

RedZone plans to begin integrating Trendit’s patented technology into the RedZone Map app and roll out related new features during the second half of 2017 or later.

6.      Going Concern Analysis

The Company is subject to a number of risks similar to those of other big data technology and technology consulting companies, including its dependence on key individuals, uncertainty of product development and generation of revenues, dependence on outside sources of capital, risks associated with research, development, testing, and successful protection of intellectual property, and the Company’s susceptibility to infringement on the proprietary rights of others. The attainment of profitable operations is dependent on future events, including obtaining adequate financing to fulfill the Company’s development activities and generating a level of revenues adequate to support the Company's cost structure.

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years, and as of June 30, 2017, had an accumulated deficit of $54,980,789, a net loss for the three and six months ended June 30, 2017 of $5,221,816 and $11,719,371, respectively, and net cash used in operating activities for the six months ended June 30, 2017 and 2016 of $4,939,042 and $490,182, respectively.

The Company expects to continue to incur net losses and have significant cash outflows for at least the next twelve months. As of June 30, 2017, the Company had cash and a working capital deficit of $1,433,980 and $470,788, respectively, and during the six months ended June 30, 2017, the Company used cash from operations of $4,939,042. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the condensed consolidated financial statements were issued. While management plans to raise additional capital from sources such as sales of its debt or equity securities or loans in order to meet operating cash requirements, there is no assurance that management’s plans will be successful.

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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.      Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

There were no impairment charges recognized during the three and six months ended June 30, 2017 and 2016.

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

Research and Development

 Research and development costs are charged to operations when incurred and are included in operating expenses.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock Based Compensation

The Company uses the fair value method as specified by the FASB, whereby compensation cost is recognized over the remaining service period based on the grant-date fair value of those awards as calculated for pro forma disclosures as originally issued.

Fair Value Measurements

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1: Observable inputs such as quoted prices (unadjusted) in active market for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

The carrying value of the Company's short-term investments, prepaid expenses, accounts receivables, other current assets, accounts payable and accrued liabilities, gaming account balance, and advances from shareholder approximate fair value because of the short-term maturity of these financial instruments.

The derivative liability in connection with the conversion feature of the convertible debt and warrants is classified as a level 3 liability, and is the only financial liability measured at fair value on a recurring basis.

Net Income/(Loss) Per Share

Earnings per share (“EPS”) is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to Section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16, basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangements, stock options or warrants.

The following table shows the outstanding dilutive common shares excluded from the diluted net loss per share calculation as they were anti-dilutive:

	June 30, 2017	December 31, 2016
Warrants	$150,714	$70,714
Conversion features on convertible notes	5,484	511,989
Total potentially dilutive shares	$156,198	$582,703

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recent Accounting Pronouncements

In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle (issued as Accounting Standards Update “ASU” 2014-09 by the FASB), is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 by one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is in the process of performing an initial review of custom contracts to determine the impact that ASU 2014-09 and its subsequent updates through December 31, 2016 will have on the Company's consolidated financial statements or financial statement disclosures upon adoption. Based on this preliminary review, the Company believes that the timing and measurement of revenue for these customers will be similar to the current revenue recognition. However, this view is preliminary and could change based on the detailed analysis associated with the conversion and implementation phases of ASU 2014-09. The Company will complete the assessment during 2017, and will include other significant customers as part of the review.

During January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is not permitted with the exception of certain provisions related to the presentation of other comprehensive income.

In February 2016, the FASB issued ASU 2016-02, Leases, (“ASC 842”), which supersedes FASB ASC 840, Leases and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the method of adoption and the impact of adopting ASU 2016-02 on its results of operations, cash flows and financial position.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (“ASC 606”): Narrow-Scope Improvements and Practical Expedients, (“ASU 2016-12”). The amendments in ASU 2016-12 provide clarifying guidance in certain narrow areas and add some practical expedients. Specifically, the amendments in this update (1) clarify the objective of the collectability criterion in step 1, and provides additional clarification for when to recognize revenue for a contract that fails step 1, (2) permit an entity, as an accounting policy election, to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price (3) specify that the measurement date for noncash consideration is contract inception, and clarifies that the variable consideration guidance applies only to variability resulting from reasons other than the form of the consideration, (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations, (5) clarifies that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application. Further, accounting for elements of a contract that do not affect revenue under legacy GAAP are irrelevant to the assessment of whether a contract is complete. In addition, the amendments permit an entity to apply the modified retrospective transition method either to all contracts or only to contracts that are not completed contracts, and (6) clarifies that an entity that retrospectively applies the guidance in ASC 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. However, an entity is still required to disclose the effect of the changes on any prior periods retrospectively adjusted. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in ASC 606. The guidance is effective for the Company beginning January 1, 2018, although early adoption is permitted beginning January 1, 2017. The Company is in the process of performing an initial review of custom contracts to determine the impact that ASU 2014-09 and its subsequent updates through December 31, 2016 will have on the Company's consolidated financial statements or financial statement disclosures upon adoption. Based on this preliminary review, the Company believes that the timing and measurement of revenue for these customers will be similar to the current revenue recognition. However, this view is preliminary and could change based on the detailed analysis associated with the conversion and implementation phases of ASU 2014-09. The Company will complete the assessment during 2017, and will include other significant customers as part of the review.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (“ASC 230”): Classification of Certain Cash Receipts and Cash Payments, (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In October 2016, the FASB issued ASU 2016-16, Income Taxes (“ASC 740”): Intra-Entity Transfers of Assets Other than Inventory, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (“ASC 230”), requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. The Company is currently in the process of evaluating the impact of ASU 2016-18 on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (“ASC 805”): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is also permitted for transactions in which a subsidiary is deconsolidated, or a group of assets is derecognized, prior to the issuance date or effective date of the amendments. Entities are also precluded from early adoption when a transaction has already been previously reported in financial statements that have been issued or made available for issuance. As of June 30, 2017, the Company has elected to early adopt this standard on a prospective basis.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (“ASC 350”): Simplifying the Test for Goodwill Impairment, to simplify the accounting for goodwill impairment. The guidance removes the second step of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill for all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. This guidance is effective in 2020, but early adoption is permitted for any impairment tests performed after January 1, 2017. As of June 30, 2017, the Company has elected to early adopt this standard on a prospective basis.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (“ASC 260”), Distinguishing Liabilities from Equity (“ASC 480”), and Derivatives and Hedging ("ASC 815"). ASU No. 2017-11 is intended to simplify the accounting for financial instruments with characteristics of liabilities and equity. Among the issues addressed are: (i) determining whether an instrument (or embedded feature) is indexed to an entity’s own stock; (ii) distinguishing liabilities from equity for mandatorily redeemable financial instruments of certain nonpublic entities; and (iii) identifying mandatorily redeemable non-controlling interests. ASU No. 2017-11 is effective for Gartner on January 1, 2019. The Company is currently evaluating the potential impact of ASU No. 2017-11 on the Company's consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.     Property and Equipment, net

Property and equipment, net on June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Equipment and leaseholds	$98,587	$106,460
Furniture and Fixtures	131,691	34,186
Software	178,066	167,337
Subtotal	408,344	307,983
Less: Accumulated depreciation	(274,065)	(262,771)
Property and Equipment, net	$134,279	$45,212

9.     Intangible Assets, net and Goodwill

The Company’s intangibles assets consisted of the following on June 30, 2017 and December 31, 2016:

				June 30, 2017	December 31, 2016
	Estimated Useful Life			Net Book Value	Net Book Value
Technology	3			$4,270,000	$4,270,000
Trademarks	7			1,977,000	1,977,000
Broker Relationships	1			4,200	4,200
Patents	1	-	11	195,143	-
Subtotal				6,446,343	6,251,200
Less: Accumulated amortization				(1,099,811)	(246,509)
Intangible assets, net				$5,346,532	$6,004,691

The Company recorded amortization expense of $426,651 and $0 for the three months ended June 30, 2017 and 2016, respectively, and $853,302 and $0 for the six months ended June 30, 2017 and 2016, respectively.

The following table outlines estimated future annual amortization expense for the next five years and thereafter:

June 30,
Remaining 2017	$861,432
2018	1,722,864
2019	1,517,271
2020	299,530
2021	299,409
Thereafter	646,026
Total	$5,346,532

Goodwill represents the difference between purchase cost and the fair value of net assets acquired in business acquisitions. Goodwill and indefinite lived intangible assets are tested for impairment annually as of December 31st and more often if a triggering event occurs, by comparing the fair value of each reporting unit to its carrying value.

Balance as of December 31, 2016	$4,599,969
Goodwill Impairment Charge	-
Balance as of June 30, 2017	$4,599,969

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10.     Securities Purchase Agreement

The Notes

On September 7, 2016 the Company issued Senior Secured Convertible Notes (“September Notes”) in the aggregate principal amount of $4,301,075 for consideration consisting of (i) a cash payment by an institutional investor (the “Investor”) in the amount of $1,000,000 together with a secured promissory note payable by the Investor to the Company (the “Investor Note”) in the principal amount of $3,000,000 to finance a portion of the purchase price, fees and expenses for the direct or indirect acquisition of Zone Technologies, Inc. The September Notes have a maturity date of December 7, 2017. As of June 30, 2017, the Investor had made the following prepayments of the Investor Note: $1,000,000 on October 25, 2016; $1,100,000 on November 16, 2016; and $900,000 on December 2, 2016. As of January 23, 2017, the Investor had accepted a total of 887,707 shares of the Company’s common stock in full payment of the September Notes. On any principal balance owed by the Company to the Investor, a 6% interest obligation is due quarterly and calculated on a 360 day basis. For the three and six months ended June 30, 2017, the Company had interest expense of $0 and $1,217 related to the September Notes as the final principle balance was converted in January of 2017.

On December 2, 2016, the Company issued two Senior Secured Convertible Notes (the “December Notes”) to the Investor in the aggregate principal amount of $6,720,000 for consideration consisting of (i) a cash payment by the Investor in the amount of $1,100,000 and (ii) a secured promissory note payable by the Investor to the Company (the “December Investor Note”) in the principal amount of $4,900,000 to aid in the funding of Zone Technologies, Inc. prior to the entity’s ability to generate revenues. The December Notes have a maturity date of August 2, 2017 which was extended via amendment to August 15, 2017. At any time, the Investor may and, so long as certain equity conditions are met, the Company may require the Investor to (a “Mandatory Conversion”), convert the December Notes into shares of the Company’s common stock. At June 30, 2017, the contracted conversion price was $4.00 for a conversion made at the election of the Investor and, for a Mandatory Conversion, the Mandatory Conversion Price. The Mandatory Conversion Price is defined as that price which is the lower of (i) the applicable Conversion Price as in effect on the applicable Mandatory Conversion date, and (ii) 80% the sum of (A) the VWAP of the common stock for each of the 3 trading days with the lowest VWAP of the common stock during the 20 consecutive trading day period ending on and including the trading day immediately prior to the applicable Mandatory Conversion date by and (B) three. As of June 30, 2017 the outstanding principle balance on the December Note was $1,076,818 of which $900,000 is offset by a promissory note receivable due from the Investor. As of June 30, 2017 the Company owed interest to the Investor in the amount of $6,820 calculated based on the outstanding principle balance of the note. Interest accrues at the rate of 6%, is due quarterly and is calculated on a 360 day basis. For the three and six months ended June 30, 2017, the Company had $52,529 and $137,546, respectively, of interest expense pertaining to the unpaid principal amount of the December Notes.

On February 8, 2017, the Company issued two Senior Secured Convertible Notes (the “February 2017 Notes”) to the Investor in the aggregate principal amount of $5,681,818 for consideration consisting of a secured promissory note payable by the Investor to the Company (the “February 2017 Investor Note”) in the principal amount of $5,000,000 to aid in the funding of Zone Technologies, Inc. prior to the entity’s ability to generate revenues. The February 2017 Notes have a maturity date of October 8, 2017. At any time the Investor may and, so long as certain equity conditions are met, the Company may require the Investor to (a “Mandatory Conversion”), convert the February Notes into shares of the Company’s common stock. At June 30, 2017, the contracted conversion price was $4.00 for a conversion made at the election of the Investor and, for a Mandatory Conversion, the Mandatory Conversion Price. The Mandatory Conversion Price is defined as that price which is the lower of (i) the applicable Conversion Price as in effect on the applicable Mandatory Conversion date, and (ii) 80% the sum of (A) the VWAP of the common stock for each of the 3 trading days with the lowest VWAP of the common stock during the 20 consecutive trading day period ending on and including the trading day immediately prior to the applicable Mandatory Conversion date by and (B) three. As of June 30, 2017, the Investor had paid $0 of the February 2017 Investor Note with the amount payable in full to the Company on October 8, 2017. As of June 30, 2017, the Company had a $5,000,000 convertible note payable which was offset by a promissory note receivable from the Investor in the same dollar amount. On May 23, 2017 the Investor converted $681,818 of the February 2017 initial note. On any principal balance owed by the Company to the Investor, a 6% interest obligation is due quarterly and calculated on a 360 day basis. For the three and six months ended June 30, 2017, the Company had $81,023 and $131,213, respectively, of interest expense pertaining to the unpaid principal amount of the February 2017 Notes.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Placement Notes and Warrants

The Company entered into an agreement with a placement agent (the “Placement Agent”) for assistance with the placement of the September Notes. The Placement Agent accepted from the Company a Senior Secured Convertible Note (the “September Placement Note”) in the aggregate amount of $80,000 in partial payment of the Placement Agent’s fee. Unless earlier converted or redeemed, the September Placement Note matures 15 months from the date of issuance. The Placement Agent Note bears interest at a rate of 6% due quarterly and calculated on a 360 day basis. For the three and six months ended June 30, 2017, the Company had interest expense pertaining to the September Placement Note in the amount of $0 and $1,200 respectively. The Placement Agent also received a 5-year warrant (the “Placement Agent Warrant”) for the purchase of the Company’s common stock as partial payment for the Placement Agent’s services. The Placement Agent Warrant is issued in tranches in conjunction with cash payments received by the Company on the corresponding Investor Note. During 2016, warrants were earned allowing for the purchase of 48,714 shares of the Company’s common stock at exercise prices ranging from $4.54 per share to $9.36 per share. As of June 30, 2017 and December 31, 2016 the Placement Agent had not purchased any shares from the exercise of the Placement Agent Warrant.

The Company entered into an agreement with the Placement Agent for assistance with the placement of the December Notes. The Placement Agent accepted from the Company a 5-year warrant (the “December Placement Agent Warrant”) as partial payment for the Placement Agent’s services. The December Placement Agent Warrant is issued in tranches in conjunction with cash payments received by the Company on the corresponding December Investor Note. As of December 31, 2016, the Placement Agent had the right to purchase, pursuant to the terms of the December Placement Agent Warrant, 22,000 shares of the Company’s common stock at an exercise price of $4.45 per share. Through the first six months of 2017 the Company has received $4,000,000 of cash payments for the December Notes, resulting in the issuance of an additional 80,000 warrants at an exercise price of $4.00 per share. As of June 30, 2017 and December 31, 2016 the Placement Agent had not purchased any shares from the exercise of the December Placement Agent Warrant.

The Company entered into an agreement with the Placement Agent for assistance with the placement of the February Notes. The Placement Agent accepted from the Company a 5-year warrant (the “February Placement Agent Warrant”) as partial payment for the Placement Agent’s services. The February Placement Agent Warrant allows the purchase of up to 8% of the number of shares of the Company’s common stock into which the unrestricted principal of the February Note in the principal amount of $5,000,000 becomes convertible at an exercise price of $4.50 per share. As of June 30, 2017 and December 31, 2016 the Placement Agent had not purchased any shares from the exercise of the February Placement Agent Warrants.

Note Activity:

Senior Secured Convertible Notes consists of the following:

	June 30, 2017	December 31, 2016
September Notes	$-	$20,480
September Placement Note	-	902
December Notes	164,928	10,043
February Notes	-	-
Balance at period end	$164,928	$31,425

Under ASC 210-20-45-1, management offset the Notes by the Investor Notes yet to be funded.

The carrying value of the Senior Secured Convertible Notes is comprised of the following:

	June 30, 2017	December 31, 2016
September Notes	$-	$332,000
September Placement Note	-	80,000
December Notes	178,625	1,820,000
February Notes	-	-
Unamortized discounts	(13,697)	(2,200,575)
Carrying value	$164,928	$31,425

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the three and six months ended June 30, 2017, the Investor converted a total of $4,800,000 and $6,657,000 in principal and $42,402 and $42,402 in interest into 1,210,608 and 1,676,960 shares of the Company’s common stock.

Subsequent to June 30, 2017, the Company has not received any additional proceeds from the December or February 2017 Investor Notes.

11.    Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities - Derivative conversion features and warrant liabilities

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of June 30, 2017 and December 31, 2016:

		Fair Value Measurement Using Level 3 Inputs Total
	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2017
Liabilities
Derivative liability - warrants	$141,755	$-	$-	$141,755
Derivative liability – conversion feature	157,215	-	-	157,215
Total	$298,970	$-	$-	$298,970

December 31, 2016
Liabilities
Derivative liability - warrants	$230,663	$-	$-	$230,663
Derivative liability – conversion feature	977,129	-	-	977,129
Total	$1,207,792	$-	$-	$1,207,792

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2017:

Amount
Balance at December 31, 2016	$1,207,792
Purchases, issuances and settlements	1,640,658
Conversions to paid in capital	(1,868,628)
Change in fair value of derivative liabilities	(680,852)
Balance at June 30, 2017	$298,970

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The fair value of the derivative conversion features and warrant liabilities as of June 30, 2017 and December 31, 2016 were calculated using a Monte-Carlo option model valued with the following weighted average assumptions:

	June 30, 2017			December 31, 2016
	Amount			Amount
Dividend Yield		0%			0%
Expected Volatility	45%	-	140%	154%	-	230%
Risk free interest rate	0.85%	-	1.87%	0.82%	-	1.12%
Contractual term (in years)	0.38	-	4.90	0.67	-	5.00
Exercise price	$4.00	-	$9.36	$4.00	-	$9.36

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

12.     Stock Based Compensation

The Company has a stock based compensation plan, which is described as follows:

On March 3, 2014, the Board of Directors terminated the Company’s 1997 Stock Option and Award Plan and approved and adopted the Helios and Matheson Analytics Inc. 2014 Equity Incentive Plan (the “2014 Plan”) which the Company’s stockholders approved at the annual stockholders meeting on May 5, 2014. There were 520,000 shares outstanding under the 1997 Stock Option and Award Plan. The 2014 Plan originally set aside and reserved 400,000 shares of the Company’s common stock for grant and issuance in accordance with its terms and conditions. Persons eligible to receive awards from the 2014 Plan include employees (including officers and directors) of the Company and its affiliates, consultants who provide significant services to the Company or its affiliates, and directors who are not employees of the Company or its affiliates (the “Participants”). The 2014 Plan permits the Company to issue to Participants qualified and/or non-qualified options to purchase the Company’s common stock, restricted common stock, performance units, and performance shares. The 2014 Plan will terminate on March 3, 2024. The Company’s Board of Directors is responsible for administration of the 2014 Plan and has the sole discretion to determine which Participants will be granted awards and the terms and conditions of the awards granted. In conjunction with the merger with Zone, the Company’s Board of Directors agreed to approve and adopt an amendment to the 2014 Plan to increase the number of shares available for issuance pursuant to awards made from the 2014 Plan to no more than 15% of the Company’s common stock on a fully diluted basis immediately following the merger. The Board of Directors adopted the amendment on August 10, 2017 reserving a total of 1,125,000 shares of common stock for issuance from the 2014 Plan. Of that number, a total of 1,005,000 shares of common stock remain available for issuance.

Also, through the date of filing this Form 10-Q, several awards have been granted outside of the 2014 Plan to multiple third-party consultants in exchange for services rendered in the amount of $1,896,400, which is recorded as part of Selling, General and Administrative expenses on the Company’s Statements of Operations for the six months ended June 30, 2017.

13.     Concentration of Credit Risk

As of June 30, 2017 and December 31, 2016, 4 customers accounted for 59% and 70% of the Company’s total accounts receivable, respectively.

During the six months ended June 30, 2017 and 2016, 87.3%, and 89.1% of the Company’s revenues were earned from 4 customers and 4 customers, respectively.

As of June 30, 2017 and December 31, 2016, 3 vendors accounted for 52% and 2 vendors accounted for 94% of the Company’s accounts payable, respectively.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

14.     Commitments and Contingencies

The Company’s commitments at June 30, 2017 are comprised of the following:

Operating Lease Commitments (1)	Payments due by period
Less than 1 year	$114,141
1 to 3 years	677,895
3 to 5 years	347,985
Thereafter	-
Total	$1,140,021

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

The Company’s executive office lease is subject to escalations based on increases in real estate taxes and operating expenses, all of which are charged to rent expense. Rent expense was $86,217, and $54,872 for the three months ended June 30, 2017 and 2016, respectively, and $134,017 and $124,485 for the six months ended June 30, 2017 and 2016, respectively.

In April 2017 Zone signed a three-year lease agreement for office space in Miami. The lease term began in May 2017 and requires monthly rent payments of $5,026 for the first 12 months, $5,177 for the next 12 months, and $5,332 for the last 12 months of the lease.

As of June 30, 2017, the Company does not have any “Off Balance Sheet Arrangements”.

Legal Proceeding:

On August 24, 2016, 3839 Holdings LLC (“3839 Holdings”) filed a summons and complaint in the Supreme Court of the State of New York, New York County, against Theodore Farnsworth (“Mr. Farnsworth”), Highland Holdings Group, Inc. (“HHGI”) and Zone Technologies, Inc. (“Zone”), collectively referred to as the “Zone Defendants”. The claims arise out of 3839 Holdings’ purchase of a 10% interest in HHGI and an unsuccessful real estate investment. The Complaint asserted claims for: (i) breach of contract, breach of the implied covenant of good faith and fair dealing and breach of fiduciary duty against Mr. Farnsworth and HHGI; (ii) unjust enrichment against Mr. Farnsworth and Zone; (iii) fraudulent conveyance against all of the Zone Defendants; and (iv) alter ego liability against Mr. Farnsworth for HHGI’s obligations. The suit also sought, as part of any final relief it may obtain after trial, an injunction against the merger between Zone and the Company, along with an award of attorneys’ fees. On or about December 7, 2016, 3839 Holdings amended the complaint to add the Company as a defendant, alleging claims against the Company for unjust enrichment, fraudulent conveyance, aiding and abetting a fraudulent conveyance, tortious interference with contract, permanent injunction and attorneys’ fees and cost. 3839 Holdings seeks compensation from the Company and the Zone Defendants in an amount of no less than $3,000,000 plus prejudgment interest, attorney’s fees and costs and expenses. 3839 Holdings is also seeking an injunction to prevent the Company and the Zone Defendants from transferring or disposing of assets. The Company and Zone believe that the claims are baseless and intend to vigorously defend the action.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

15.     Transactions with Related Parties

Transactions with Helios and Matheson Information Technology Ltd. (“HMIT”)

In September 2010 the Company entered into an amendment of a Memorandum of Understanding (the “MOU”) with its former parent, HMIT, which was subsequently amended on August 2013. Pursuant to the MOU, HMIT agreed to make available to the Company facilities of dedicated Off-shore Development Centers (“ODCs”) and also render services by way of support in technology, client engagement, and management and operation of the ODCs for the Company. The Company furnished HMIT with a security deposit of $2,000,000 to cover any expenses, claims or damages that HMIT may have incurred while discharging its obligations under the MOU and also to cover the Company’s payable to HMIT. As of December 31, 2015, the Company had a receivable from HMIT in the amount of $182,626 which represents amounts paid on behalf of HMIT, for which the Company fully reserved.

In August 2014, the Company entered into a Professional Service Agreement with HMIT (the “PSA”), which documented ongoing services provided by HMIT from February 24, 2014. Pursuant to the PSA, HMIT hired employees in India and provided infrastructure services for those employees to facilitate the operations of those of the Company’s clients who needed offshore support for their businesses. For the services the Company paid the costs incurred by HMIT for the employees it hired to provide the services and a fixed fee for infrastructure support. Beginning October 2014, all employees were transferred to the payroll of the Company’s subsidiary, Helios and Matheson Global Services Pvt. Ltd., and HMIT was paid only for the infrastructure support it provided until August 2015. Beginning September 2015, Helios and Matheson Global Services Pvt. Ltd. leased an office and took over infrastructure support from HMIT. For the three and six months ended June 30, 2017 and 2016 the Company did not have any revenue from services provided with offshore support of HMIT.

HMIT ceased providing services under the MOU and PSA during the third quarter of 2015. The Company ensured continued uninterrupted services to its clients by taking on infrastructure costs relating to the lease and employees.

The Company determined to provide for a reserve in its September 30, 2015 and December 31, 2015 financial statements in the amount of $2,300,000 (the “Reserve Amount”) due to an uncertainty relating to the ability of HMIT to (i) return the security deposit held by HMIT in connection with the MOU and (ii) pay approximately $344,000 in reimbursable expenses and advances pursuant to the PSA.

On January 21, 2016, HMIT became subject to a liquidation order by an Indian court resulting from creditors’ claims against HMIT. On February 15, 2016, the High Court of Judicature at Madras (Civil Appellate Jurisdiction) issued an order of interim stay of the liquidation order. HMIT continues to await a decision from the High Court of Judicature relating to this matter. If HMIT becomes subject to liquidation, the Company would likely not be able to collect the full amount of $2,300,000 reserved in its September 30, 2016 and December 31, 2016 financial statements.

Maruthi Consulting Inc. (Subsidiary of HMIT)

The Company provided consulting services to Maruthi Consulting Inc., a subsidiary of HMIT. As of January 1, 2015, the Company had a receivable due from Maruthi in the amount of $75,338 and during 2015 the Company billed an additional $223,454 to Maruthi for services rendered. The Company provided no services to Maruthi during the year ended December 31, 2016. During 2015, the Company received $237,318 in payments from Maruthi. Therefore, the amounts receivable at June 30, 2017 and December 31, 2016 were approximately $61,474 and $61,474, respectively.

16.      Warrants

The following is a summary of the Company’s warrant activity during the six months ending June 30, 2017:

	Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years
Outstanding/exercisable – December 31, 2016	70,714	$6.26	4.87
Granted	80,000	4.00	4.95
Exercised	-	-	-
Forfeited/cancelled	-	-	-
Outstanding/exercisable – June 30, 2017	150,714	$5.06	4.91

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

17.     Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision–making group is composed of the Chief Executive Officer. The Company operates in two segments, Consulting and Technology. During the three and six months ended June 30, 2016, the Company only operated in the consulting segment.

The Company evaluates performance of its operating segments based on revenue and operating loss. The following table summarizes the Company’s segment information for the six months ended June 30, 2017 and 2016 as well as for the balance sheet dates presented:

	For the Six Months Ended June 30,
	2017	2016
Consulting
Revenue	$2,499,013	$3,887,630
Cost of Revenue	2,023,049	2,792,378
Gross Margin	475,964	1,095,252
Total operating expenses	4,663,029	1,339,585
Loss from operations	(4,187,065)	(244,333)
Total other (expense)/income	(4,541,120)	3,925
Provision for income taxes	41,857	34,247
Total net loss	$(8,770,042)	$(274,655)

Technology
Revenue	$-	$-
Cost of Revenue	-	-
Gross Margin	-	-
Total operating expenses	2,915,354	-
Loss from operations	(2,915,354)	-
Total other expense	(33,975)	-
Provision for income taxes	-	-
Total net loss	$(2,949,329)	$-

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	As of June 30,	As of December 31,
	2017	2016
Consulting
Cash and cash equivalents	$601,384	$1,095,732
Accounts receivable	$344,207	$410,106
Unbilled receivables	$58,625	$45,207
Prepaid expenses and other current assets	$540,749	$554,338
Property and equipment	$40,979	$34,368
Intangible assets	$-	$-
Goodwill	$-	$-
Deposits and other assets	$123,178	$59,189
Accounts payable and accrued expenses	$1,063,279	$1,196,668

Technology
Cash and cash equivalents	$832,596	$1,651,508
Accounts receivable	$-	$-
Unbilled receivables	$-	$-
Prepaid expenses and other current assets	$162,867	$42,833
Property and equipment	$93,300	$10,844
Intangible assets	$5,346,532	$6,004,691
Goodwill	$4,599,969	$4,599,969
Deposits and other assets	$10,052	$-
Accounts payable and accrued expenses	$542,463	$134,450

18.      Subsequent Events

The Company has evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements, noting there were no material subsequent events which require additional disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These are statements regarding financial and operating performance results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks, including those discussed in the risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 which have been incorporated into this report by reference, could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:

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

Overview

Helios and Matheson Analytics Inc. (the “Company,” “we,” “us,” or “our”) provides a wide range of high quality information technology (“IT”) consulting solutions, custom application development and analytics services to Fortune 1000 companies and other large organizations. The Company is headquartered in New York, New York and has a subsidiary in Bangalore, India.

For the three and six months ended June 30, 2017, 100% of the Company’s revenue was generated by its consulting segment. Approximately 87% and 89% of the Company's consulting service revenues were generated from clients under time and materials engagements, as compared to approximately 90% and 95% for the three and six months ended June 30, 2016, with the remaining revenue generated under fixed-price engagements. The Company has established standard-billing guidelines for consulting services based on the type of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and material services on a weekly and monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting service revenues generated under time and material engagements are recognized as those services are provided. Revenues earned from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.

The Company's most significant operating cost is its personnel cost, which is included in cost of revenues. For the three months ended June 30, 2017 and 2016, gross margin was 19.6% and 28.0%, respectively. For the six months ended June 30, 2017 and 2016, gross margin was 19.0% and 28.2%, respectively.

The Company actively manages its personnel utilization rates by monitoring project requirements and timetables. The Company’s utilization rate for the three and six months ended June 30, 2017 was approximately 94% and 96% respectively, as compared to 95% and 96% for the three and six months ended June 30, 2016. As projects are completed, consultants are either re-deployed to new projects at the current client site, assigned to new projects at another client site, or are encouraged to participate in the Company’s training programs in order to expand their technical skill sets.

In past years, cash flows from operations combined with cash on hand generally provided adequate funding for our working capital obligations. However, the merger with Zone and the development of the RedZone Map app resulted in an increase in legal, accounting and other expenses and required that we obtain financing for our operations through the issuance of Senior Secured Convertible Promissory Notes to an institutional investor in exchange for cash and promissory notes issued by the institutional investor. As of June 30, 2017, we had raised a total of approximately $15 million through these offerings. Of the total amount raised, as of June 30, 2017 we had received $9.1 million in loan proceeds. If not prepaid, the remaining proceeds of $0.9 million from the promissory note issued by the institutional investor as part of the December 2016 financing is due to be paid in August 2017 and the proceeds of $5 million from the promissory note issued by the institutional investor as part of the February 2017 financing is due to be paid in October 2017.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP, and our discussion and analysis of our financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Note 8 - “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q describes the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

 There were no impairment charges recognized during the three and six months ended June 30, 2017 and 2016.

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

Results of Operations

The following table sets forth period over period change in the percentage of revenues of certain items included in the Company’s Statements of Operations:

	For the Three Months Ended June 30,		Change
	2017	2016	Dollars	% Change
Revenues	$1,140,951	$1,858,186	$(717,235)	-39%
Cost of revenues	917,564	1,337,430	(419,866)	-31%
Gross profit	223,387	520,756	(297,369)	-57%
Selling, general & administrative	1,635,710	612,756	1,022,954	167%
Research and development	897,905	-	897,905	0%
Depreciation & amortization	433,671	3,913	429,758	10,983%
Total operating expenses	2,967,286	616,669	2,350,617	381%
Loss from operations	(2,743,899)	(95,913)	(2,647,986)
Other income (expense), net	(2,466,544)	2,919	(2,469,463)
Income tax provision	11,373	31,247	(19,874)
Net Loss	$(5,221,816)	$(124,241)	$(5,097,575)

	For the Six Months Ended June 30,		Change
	2017	2016	Dollars	% Change
Revenues	$2,499,013	$3,887,630	$(1,388,617)	-36%
Cost of revenues	2,023,049	2,792,378	(769,329)	-28%
Gross profit	475,964	1,095,252	(619,288)	-57%
Selling, general & administrative	5,780,446	1,332,358	4,448,088	334%
Research and development	933,341	-	933,341	0%
Depreciation & amortization	864,596	7,227	857,369	11863%
Total operating expenses	7,578,383	1,339,585	6,238,798	466%
Loss from operations	(7,102,419)	(244,333)	(6,858,086)
Other income (expense), net	(4,575,095)	3,925	(4,579,020)
Income tax provision	41,857	34,247	7,610
Net Loss	$(11,719,371)	$(274,655)	$(11,444,716)

Comparison of the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016

Revenues. Revenues for the three months ended June 30, 2017 were approximately $1.1 million as compared to revenues of approximately $1.9 million for the three months ended June 30, 2016. The decrease was primarily due to the loss of a key offshore client and an overall decrease in the number of onshore consultants who are billed at an hourly rate.

Gross Profit. The resulting gross profit for the three months ended June 30, 2017 was approximately $0.2 million as compared to approximately $0.5 million for the three months ended June 30, 2016. The decrease in gross margin is due to the loss of a key offshore client and an overall decrease in the number of onshore consultants.

Selling, general, and administrative. Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2017 were approximately $1.6 million as compared to approximately $0.6 million for the three months ended June 30, 2016. This increase in operating expenses is primarily the result of approximately $1.6 million in technology, marketing, legal and public relations costs associated with Zone Technologies, Inc. (“Zone,” acquired on November 9, 2016), and roughly $0.3 million in general expenses.

Research and development. Research and development expenses for the three months ended June 30, 2017 were approximately $0.9 million as compared to $0 for the three months ended June 30, 2016. These current year expenses relate to the development of the Zone technology app.

Taxes. Tax provision for the three months ended June 30, 2017 and 2016 was $11,373 and $31,247, respectively. Tax for the three months ended June 30, 2017 was comprised of minimum state taxes and a provision for tax in respect of taxes incurred by the Company’s Indian subsidiary. Tax for the period ended June 30, 2016 was comprised of minimum state taxes.

Net Income/(Loss). As a result of the above, the Company had a net loss of approximately $5.2 million or ($0.79) per basic and diluted share for the three months ended June 30, 2017 as compared to a net loss of approximately $0.1 million or ($0.05) per basic and diluted share for the three months ended June 30, 2016. The increase in net loss is due to the decline in revenues as stated above, as well as the increase in costs associated with the acquisition of Zone, including the sale of our Senior Secured Convertible Promissory Notes.

Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016

Revenues. Revenues for the six months ended June 30, 2017 were approximately $2.5 million as compared to approximately $3.9 million for the six months ended June 30, 2016. The decrease was primarily due to the loss of a key offshore client and an overall decrease in the number of onshore consultants who are billed at an hourly rate.

Gross Profit. The resulting gross profit for the six months ended June 30, 2017 was approximately $0.5 million as compared to approximately $1.1 million for the six months ended June 30, 2016. The decrease in gross margin is due to the loss of a key offshore client and an overall decrease in the number of onshore consultants offset by a savings in cost of revenue from a decrease in consultants.

Selling, general, and administrative. Selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2017 were approximately $5.8 million as compared to approximately $1.3 million for the six months ended June 30, 2016. This increase primarily was the result of the issuance of common stock to certain advisors for services performed resulting in approximately $1.9 million and approximately $3.0 million increase in marketing, legal and public relations costs associated with the acquisition of Zone and roughly $0.5 million in general expenses.

Research and development. Research and development expenses for the six months ended June 30, 2017 were approximately $0.9 million as compared to $0 for the six months ended June 30, 2016. These current year expenses relate to the development of the Zone technology app.

Taxes. Tax provision for the six months ended June 30, 2017 and 2016 was $41,857 and $34,247, respectively. Tax for the six months ended June 30, 2017 was comprised of minimum state taxes and a provision for tax in respect of taxes incurred by the Company’s Indian subsidiary. Tax for the period ended June 30, 2016 was comprised of minimum state taxes.

Net Income/(Loss). As a result of the above, the Company had a net loss of approximately $11.7 million or ($1.97) per basic and diluted share for the six months ended June 30, 2017 as compared to a net loss of approximately $0.3 million or ($0.12) per basic and diluted share for the six months ended June 30, 2016. The increase in net loss is due to the decline in revenues as stated above, as well as, the increase in costs associated with the acquisition of Zone, including the sale of our Senior Secured Convertible Promissory Notes.

Liquidity and Capital Resources

During the three and six months ended June 30, 2017 the Company’s revenue declined by approximately 39% and 36% from the previous periods and we incurred a net loss of approximately $5.2 million and $11.7 million, respectively, as compared to a net loss of approximately $0.1 million and $0.3 million respectively during the three and six months ended June 30, 2016. The net losses are primarily driven by a decrease in gross profit margin of approximately $0.3 million and $0.6 million, an expense of approximately $1.9 million related to shares issued for services, an increase in amortization of approximately $0.4 million and $0.9 million related to intangible assets acquired in conjunction with the Zone acquisition, and interest expense of approximately $1.9 million and $3.6 million related to accretion of derivative instruments.

The Company's cash balances were approximately $1.4 million at June 30, 2017 and approximately $2.7 million at December 31, 2016. Net cash used in operating activities for the six months ended June 30, 2017 was approximately $4.9 million compared to net cash provided by operating activities of approximately $0.5 million for the six months ended June 30, 2016. Net cash provided by operating activities primarily relates to a net loss of approximately $11.7 million offset by non-cash adjustments of approximately $3.6 million related to accretion of debt discount, approximately $1.9 million related to shares issued in exchange for services, and approximately $0.9 million related to depreciation and amortization expense.

The Company's accounts receivable, less allowance for doubtful accounts, at June 30, 2017 and at December 31, 2016 were approximately $0.4 million and $0.4 million, respectively, representing 52 days and 52 days of sales outstanding respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.

For the six months ended June 30, 2017, net cash used in investing activities was $295,507 as compared to net cash provided of $867 for the six months June 30, 2016.

 For the six months ended June 30, 2017, net cash provided by financing activities was $3.9 million as compared to $0 for the six months ended June 30, 2016. In management's opinion, there is substantial doubt about the Company’s ability to continue as a going concern through one year after the issuance of the accompanying financial statements. Management has evaluated the significance of the conditions in relation to the Company’s ability to meet its obligations and concluded that without additional funding the Company will not have sufficient funds to meet its obligations within one year from the date of the condensed consolidated financial statements were issued. While management continues to plan on raising additional capital from investors to meet operating cash requirements, there is no assurance that management’s plans will be successful.

Off Balance Sheet Arrangements

As of June 30, 2017, the Company does not have any off balance sheet arrangements.

Contractual Obligations and Commitments

The Company’s commitments at June 30, 2017 are reflected and further detailed in the table located in Part I, Item 1, Note 16 of this Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. As of June 30, 2017, the Company carried out an evaluation, under the supervision of and with the participation of our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting. During the quarter covered by this report, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We may occasionally become involved in various lawsuits and legal proceedings arising in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters that may arise from time to time could have an adverse effect on our business, financial condition or operating results. We are currently not aware of any such changes in legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors

We incorporate herein by reference the risk factors included under Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 that was filed with the Securities and Exchange Commission on April 14, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 23, 2017 we issued the following warrants to Palladium Capital Advisors LLC (the “Placement Agent”):

Number of Warrant Shares	Exercise Price	Term (in years)

9,908	$8.075	5
10,898	$8.075	5
18,000	$4.54	5
60,000	$4.00	5
20,000	$4.00	5

The warrants were issued to the Placement Agent as consideration for services rendered to us in the sale of our Senior Secured Convertible Promissory Notes to an institutional investor. See Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this report. The warrants were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, inasmuch as the Placement Agent, an accredited investor, was the sole offeree and we did not engage in any form of general solicitation or general advertising.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)        Exhibits

3.1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K, as filed with the SEC on June 30, 2010.

3.1.1

Certificate of Amendment to Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q for the period ended June 30, 2011, as filed with the SEC on May 13, 2011.

3.1.2

Certificate of Amendment to Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 2011, as filed with the SEC on August 15, 2011.

3.2	Bylaws of Helios and Matheson Analytics Inc., incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, as filed with the SEC on June 30, 2010.

10.1

Amended and Restated License Agreement between the Company and Is It You Ltd. dated May 18, 2017, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed with the SEC on May 23, 2017.

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

HELIOS AND MATHESON ANALYTICS INC.

Date: August 11, 2017	By:	/s/	Theodore Farnsworth
Theodore Farnsworth
Chief Executive Officer (Principal Executive Officer)

HELIOS AND MATHESON ANALYTICS INC.

Date: August 11, 2017	By:	/s/	Stuart Benson
Stuart Benson
Chief Financial and Accounting Officer (Principal Financial Officer)