Form 10-Q
period 2017-09-30
Helios & Matheson Analytics Inc.
filed 2017-11-14
CIK 1040792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 13, 2017, there were 11,125,442 shares of common stock, $0.01 par value per share, outstanding.

HELIOS AND MATHESON ANALYTICS INC.

Part I. Financial Information

Item 1. Financial Statements

HELIOS AND MATHESON ANALYTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,663,879	$2,747,240
Accounts receivable - less allowance for doubtful accounts of $175,196 and $428,719 at September 30, 2017 and December 31, 2016, respectively	254,930	410,106
Unbilled receivables	48,595	45,207
Prepaid expenses and other current assets	707,868	597,171
Convertible Promissory Note of MoviePass Inc.	5,000,000	-
Total current assets	7,675,272	3,799,724
Property and equipment, net	134,705	45,212
Intangible assets, net	4,915,816	6,004,691
Goodwill	4,599,969	4,599,969
Deposits and other assets	139,012	59,189
Total assets	$17,464,774	$14,508,785

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,539,018	$1,331,118
Convertible notes payable, net of debt discount of $3,645,756 and $2,200,575, respectively	381,244	31,425
Warrant liability	24,119,148	-
Derivative liability	14,503,732	1,207,792
Total current liabilities	41,543,142	2,570,335
Total liabilities	41,543,142	2,570,335

Commitments and Contingencies	-	-

Redeemable common stock, $.01 par value; 841,250 and 0 shares issued and outstanding that can be converted to Senior Secured Convertible Notes as of September 30, 2017 and December 31, 2016 respectively for a redemption amount of $2,523,700	$2,097,867	$-

Shareholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of September 30, 2017 and December 31, 2016	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; 8,544,554 and 4,874,839 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	85,445	48,748
Paid-in capital	72,445,147	55,258,111
Accumulated other comprehensive loss - foreign currency translation	(113,057)	(106,991)
Accumulated deficit	(98,593,770)	(43,261,418)
Total shareholders’ (deficit) equity	(26,176,235)	11,938,450
Total liabilities, redeemable common stock and shareholders’ equity (deficit)	$17,464,774	$14,508,785

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Revenue	$1,173,023	$1,720,515	$3,672,036	$5,608,145
Cost of revenue	946,308	1,130,091	2,969,357	3,922,469
Gross profit	226,715	590,424	702,679	1,685,676
Operating expenses:
Selling, general & administrative	2,243,440	741,530	8,023,886	2,073,888
Research and development	621,754	-	1,555,095	-
Depreciation & amortization	437,785	2,251	1,302,381	9,478
Total operating expenses	3,302,979	743,781	10,881,362	2,083,366

Loss from operations	(3,076,264)	(153,357)	(10,178,683)	(397,690)

Other income/(expense):
Change in fair market value - warrant liabilities	(17,038,711)	-	(17,038,711)	-
Change in fair market value - derivative liabilities	(11,115,463)	401,703	(10,434,611)	401,703
Loss on the extinguishment of the December Note	(683,885)	-	(683,885)	-
Interest expense	(11,563,078)	(1,179,613)	(16,856,284)	(1,179,613)
Interest income	14,436	10,597	51,695	14,522
Total other expense	(40,386,701)	(767,313)	(44,961,796)	(763,388)
Loss before income taxes	(43,462,965)	(920,670)	(55,140,479)	(1,161,078)
(Benefit)/Provision for income taxes	(2,747)	3,000	39,110	37,247
Net loss	(43,460,218)	(923,670)	(55,179,589)	(1,198,325)
Other comprehensive income/(loss)-foreign currency adjustment	(7,355)	35,686	(6,066)	16,146
Comprehensive loss	$(43,467,573)	$(887,984)	$(55,185,655)	$(1,182,179)

Net loss per share
Basic and Diluted	$(5.79)	$(0.40)	$(8.35)	$(0.51)

Weighted average shares	7,500,558	2,309,175	6,607,149	2,349,657

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Mezzanine Equity	Preferred Stock		Common Stock		Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Shareholders' Equity
	Amount	Shares	Amount	Shares	Amount	Capital	income	Deficit	(Deficit)
Balance at December 31, 2016	-	-	$-	4,874,839	$48,748	$55,258,111	$(106,991)	$(43,261,418)	$11,938,450
Convertible common stock from converted February Note	2,097,867	-	-	-	-	-	-	-	2,097,867
Conversion of convertible notes and interest to shares of common stock	-	-	-	3,862,632	30,214	10,267,722	-	-	10,297,936
Shares issued in exchange for services	-	-	-	648,333	6,483	2,244,632	-	-	2,251,115
Derivative liability which ceases to exist	-	-	-	-	-	4,674,682	-	-	4,674,682
Accretion of discount on redeemable common stock	-	-	-	-	-	-	-	(152,763)	(152,763)
Net Loss	-	-	-	-	-	-	-	(55,179,589)	(55,179,589)
Foreign Exchange Translation	-	-	-	-	-	-	(6,066)	-	(6,066)
Balance at September 30, 2017	2,097,867	-	$-	9,385,804	$85,445	$72,445,147	$(113,057)	$(98,593,770)	$(26,176,235)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2017	2016
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,179,589)	$(1,198,325)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	1,302,381	9,478
Accretion of debt discount	12,870,442	41,037
Change in fair market value - warrant liabilities	17,038,711	-
Change in fair market value - derivative liabilities	10,434,611	(401,703)
Loss on Extinguishment of December Convertible Note	683,885	-
Provision for doubtful accounts	8,005	(13,627)
Non-cash interest expense	3,985,842	893,652
Shares issued in exchange for services	2,251,115	-
Change in operating assets and liabilities:
Accounts receivable	147,171	373,326
Unbilled receivables	(3,388)	228,614
Prepaid expenses and other current assets	(110,697)	(90,255)
Accounts payable and accrued expenses	(992,962)	163,506
Deposits and other assets	(79,823)	33,875
Net cash (used in)/provided by operating activities	(7,644,296)	39,578

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of property and equipment	1,929	867
Loan to Zone	-	(750,000)
Purchases of equipment	(109,785)	-
Trendit Ltd patent acquisition	(195,143)	-
Prepaid acquisition cost to MoviePass	(5,000,000)	-
Net cash used in investing activities	(5,302,999)	(749,133)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	11,950,000	1,000,000
Extinguishment of September Placement Note	(80,000)	-
Net cash provided by financing activities	11,870,000	1,000,000

Net change in cash	(1,077,295)	290,445

Effect of foreign currency exchange rate changes on cash and cash equivalents	(6,066)	16,146

Cash, beginning of period	2,747,240	898,477

Cash, end of period	$1,663,879	$1,205,068

Supplemental disclosure of cash and non-cash transactions:
Cash paid for income taxes	$5,975	$4,379
Cash paid during the period for interest	$253,407	$-
Change in carrying value of convertible common stock equity	$152,763	$-
Conversion of convertible notes and interest to shares of common stock	$10,297,936	$-
Increase in debt for new original issue discount	$7,827,984	$1,381,075
Derivative ceases to exist - reclassified to paid in capital	$4,674,682	$-
Embedded derivative - conversion feature and warrants	$-	$1,893,651

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.      General

The accompanying unaudited interim condensed consolidated financial statements (“interim statements”) of Helios and Matheson Analytics Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. The consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2016. These interim statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2016.

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

Zone is the developer of the proprietary RedZone Map™, a GPS-driven, real-time crime and navigation map application whose goal is to enhance personal safety worldwide by providing users with real-time crime data and a platform for alerting other users to criminal and other safety related occurrences in a navigation map format. Zone’s mapping lets users be pro-active when traveling, allowing them to enter a number of different cautionary items such as traffic problems, police sightings, road hazards, accidents and road closures. It also allows users to report a crime and to video upload live incidents.

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

4.      Securities Purchase Agreement

On August 15, 2017 the Company and MoviePass Inc., a privately held Delaware corporation (“MoviePass”), entered into a securities purchase agreement (the “MoviePass SPA”), pursuant to which the Company agreed to purchase shares of common stock of MoviePass equal to fifty one percent of the then outstanding shares of MoviePass’ common stock (the “MoviePass Shares”) for an aggregate purchase price of up to $27,000,000 which is subject to the satisfaction or waiver of certain conditions set forth in the MoviePass SPA. MoviePass is a subscription-based service that allows moviegoers to see a number of movies in movie theaters for a monthly fee.

At the closing of the MoviePass transaction, in exchange for the MoviePass Shares, the Company will issue to MoviePass (i) 3,333,334 unregistered shares of HMNY’s common stock for a total agreed upon value of approximately $10,000,000; and (ii) a promissory note in the principal amount of $10,000,000. Of the Company’s common shares being offered, 666,667 shares shall be subject to forfeiture by MoviePass if MoviePass fails to achieve either of the following two milestones within the specified time frame: (A) within one year after the closing, subscribers to MoviePass’ MoviePass product shall have exceeded on at least one day 100,000 subscribers, and (B) MoviePass’ common stock shall have been listed on The Nasdaq Stock Market (“Nasdaq”) or New York Stock Exchange by January 31, 2018. As of September 30, 2017, the MoviePass transaction had not been completed.

On October 6, 2017, the Company and MoviePass amended the MoviePass SPA in connection with an additional loan made by the Company to MoviePass in the amount of $6,500,000. Of the loan amount, $1,500,000 will be allocated, upon the completion of the transaction, to the purchase of additional shares of MoviePass common stock, thereby increasing the purchase price from $27,000,000 to $28,500,000.

On October 11, 2017, the Company and MoviePass entered into an investment option agreement (the “Option Agreement”), pursuant to which the Company was granted an option to purchase additional shares of MoviePass common stock in an amount up to $20 million based on a pre-money valuation of MoviePass of $210,000,000 (the “MoviePass Option”) amounting to an additional investment of up to 8.7% of the currently outstanding shares of MoviePass common stock (as defined in the MoviePass Option Agreement), giving effect to the closing of the transaction. The MoviePass Option may be exercised by the Company until 5:00 p.m. Eastern Time on the thirtieth day after the Company receives MoviePass’ audited financial statements for the years ended December 31, 2016 and 2015 and the reviewed unaudited interim financial statements for the periods ended September 30, 2017 and 2016.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.      Licensing Agreement with Is It You Ltd.

On May 18, 2017, the Company entered into an Amended and Restated License Agreement (the “Agreement”) with Is It You Ltd., an Israeli company (“Licensor”), which is engaged in developing and marketing software that enables face recognition authentication and verification of users on mobile smartphones. Pursuant to the Agreement, the Company was granted a non-transferable, non-sublicensable, non-exclusive right and license (a) to integrate the licensed software with the Company’s RedZone Map family of products, applications, and services (the “RedZone Apps”) to create integrated service offerings that integrate and/or incorporate the licensed software with the RedZone Apps (the “Integrated Offerings”); (b) to commercialize, distribute, and sell the Integrated Offerings to customers worldwide; (c) to use the licensed software internally to create a non-commercial lab/testing environment; and (d) to use the licensed software to provide maintenance and support services to customers of the Integrated Offerings. In consideration of the license, the Company is required to pay the Licensor a one-time license fee of $80,000 for up to 1.6 million end-user licenses. In addition, in the event that the Company exceeds 1.6 million users of the Integrated Offerings, it will be required to pay the Licensor an additional one-time license fee of $20,000 for up to an aggregate of 20 million end-user licenses; in the event that the Company exceeds 20 million users of the Integrated Offerings, it will be required to pay the Licensor an additional one-time license fee of $1,000,000 for up to an aggregate of 100 million end-user licenses; and in the event the Company exceeds 100 million users of the Integrated Offerings, it will negotiate with the Licensor the additional compensation to be paid to the Licensor.

Of the total $80,000 due in initial one-time license fees, $40,000 has been paid and was recorded to Research and Development Expense for the period ended September 30, 2017.

Pursuant to the Agreement, the Licensor agreed to not license, sell or transfer the licensed software to any third party that wishes to integrate the licensed software with applications that compete with the Company’s Integrated Offerings relating to crime and terrorism mapping applications.

The Agreement has an initial term of 5 years and shall be automatically renewed for additional one-year terms unless either party gives the other party 60 days advanced notice of termination prior to the expiration of the then-current term. Except for termination of the Agreement by the Licensor for breach by the Company, notwithstanding any termination or expiration of the Agreement, (i) the license shall remain in effect; and (ii) the Company shall have the right to order and the Licensor shall have the obligation to provide annual support services at the price set forth in the Agreement for up to 5 years from the effective date of termination. The Agreement may be terminated at any time by either party (i) if the other party materially breaches the Agreement and continues in such breach for 30 days after receiving notice from the non-breaching party; or (ii) for a period of 90 consecutive days, the other party is declared to be insolvent or is the subject of bankruptcy or liquidation proceedings, or has a receiver, judicial administrator or similar officer appointed over all or any material part of its assets, or any security holder or encumbrance lawfully takes possession of any property of or in possession of the other party, or if the other party ceases to carry on its business.

6.      Acquisition of Assets from Trendit Ltd.

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

7.      Going Concern Analysis

The Company is subject to a number of risks similar to those of other big data technology and technology consulting companies, including its dependence on key individuals, uncertainty of product development and generation of revenues, dependence on outside sources of capital, risks associated with research, development, testing, and successful protection of intellectual property, and the Company’s susceptibility to infringement on the proprietary rights of others. The attainment of profitable operations is dependent on future events, including obtaining adequate financing to fulfill the Company’s development activities and generating a level of revenues adequate to support the Company’s cost structure.

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years, and as of September 30, 2017, had an accumulated deficit of $98,593,770, a net loss for the three and nine months ended September 30, 2017 of $43,460,218 and $55,179,589, respectively, and net cash used in operating activities for the nine months ended September 30, 2017 of $7,644,296, and net cash provided by operating activities for the nine months ended September 30, 2016 of $39,578.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company expects to continue to incur net losses and have significant cash outflows for at least the next twelve months. As of September 30, 2017, the Company had cash and a working capital deficit of $1,663,879 and $33,867,870 respectively, and during the nine months ended September 30, 2017, the Company used cash from operations of $7,644,296. Of the working capital deficit, $38,622,880 pertained to warrant and derivative liabilities classified on the balance sheet within short term liabilities. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the condensed consolidated financial statements were issued. While management plans to raise additional capital from sources such as sales of its debt or equity securities or loans in order to meet operating cash requirements, there is no assurance that management’s plans will be successful. Having said this, the Company secured financing of $100,000,000 on November 7, 2017 which the Company can use for the MoviePass transaction and for general corporate purposes.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company’s cost structure.

8.      Summary of Significant Accounting Policies

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

There were no impairment charges recognized during the three and nine months ended September 30, 2017 and 2016.

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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Level 1: Observable inputs such as quoted prices (unadjusted) in an active market for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs that are supported by little or no market activity, therefore the inputs are developed by the Company using estimates and assumptions that the Company expects a market participant would use.

The carrying value of the Company’s short-term investments, prepaid expenses and other current assets, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term maturity of these financial instruments.

The derivative liability in connection with the conversion feature of the Company’s convertible debt and warrants is classified as a level 3 liability, and is the only financial liability measured at fair value on a recurring basis.

Net Income/(Loss) Per Share

Earnings per share (“EPS”) is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to Section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16, basic EPS is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangements, stock options or warrants.

The following table shows the outstanding dilutive common shares excluded from the diluted net loss per share calculation as they were anti-dilutive:

	September 30, 2017	December 31, 2016
Warrants	2,401,236	70,714
Conversion features on convertible notes	1,342,333	511,989
Total potentially dilutive shares	3,743,569	582,703

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recent Accounting Pronouncements

In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle (issued as Accounting Standards Update “ASU” 2014-09 by the FASB), is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 by one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is in the process of performing an initial review of custom contracts to determine the impact that ASU 2014-09 and its subsequent updates through December 31, 2017 will have on the Company’s consolidated financial statements or financial statement disclosures upon adoption. The Company is currently evaluating the overall impact that ASU 2014-09 will have on the Company’s consolidated financial statements, as well as the expected timing and method of adoption. The Company has established an implementation team, including external advisers, and has commenced the review of the Company’s revenue portfolio and related contracts. Discussions regarding changes to the Company’s current accounting policies and practices remain ongoing and preliminary conclusions are subject to change.

Upon adoption, the Company will recognize revenue from contracts with customers as each performance obligation is satisfied, either at a point in time or over a period of time, based on when control transfers to customers. The Company plans to adopt the new revenue recognition standard under the modified retrospective transition method by recognizing the cumulative effect of applying the standard as an adjustment to the Company’s Balance Sheet. Until the Company completes testing of the new revenue recognition system, the Company does not anticipate being able to provide the impact of the new standard on the Balance Sheets or Statements of Operations however from the initial review and assessment of a sample of contracts with customers the Company does not anticipate the new accounting pronouncement to have a material impact on the Company’s financial statements.

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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (“ASC 606”): Narrow-Scope Improvements and Practical Expedients, (“ASU 2016-12”). The amendments in ASU 2016-12 provide clarifying guidance in certain narrow areas and add some practical expedients. Specifically, the amendments in this update (1) clarify the objective of the collectability criterion in step 1, and provides additional clarification for when to recognize revenue for a contract that fails step 1, (2) permit an entity, as an accounting policy election, to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price, (3) specify that the measurement date for noncash consideration is contract inception, and clarifies that the variable consideration guidance applies only to variability resulting from reasons other than the form of the consideration, (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations, (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application. Further, accounting for elements of a contract that do not affect revenue under legacy GAAP are irrelevant to the assessment of whether a contract is complete. In addition, the amendments permit an entity to apply the modified retrospective transition method either to all contracts or only to contracts that are not completed contracts, and (6) clarify that an entity that retrospectively applies the guidance in ASC 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. However, an entity is still required to disclose the effect of the changes on any prior periods retrospectively adjusted. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in ASC 606. The guidance is effective for the Company beginning January 1, 2018, although early adoption is permitted beginning January 1, 2017. As stated above, the Company is in the process of performing an initial review of customer contracts to determine the impact that ASU 2014-09 and its subsequent updates through December 31, 2017 will have on the Company’s consolidated financial statements or financial statement disclosures upon adoption. Until the Company completes testing of the new revenue recognition system, the Company does not anticipate being able to provide the impact of the new standard on the Balance Sheets or Statements of Operations however from the initial review and assessment of a sample of contracts with customers the Company does not anticipate the new accounting pronouncement to have a material impact on the Company’s financial statements.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (“ASC 740”): Intra-Entity Transfers of Assets Other than Inventory, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently in the process of evaluating the impact of ASU 2016-16 on its consolidated financial statements.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (“ASC 260”), Distinguishing Liabilities from Equity (“ASC 480”), and Derivatives and Hedging (“ASC 815”). ASU No. 2017-11 is intended to simplify the accounting for financial instruments with characteristics of liabilities and equity. Among the issues addressed are: (i) determining whether an instrument (or embedded feature) is indexed to an entity’s own stock; (ii) distinguishing liabilities from equity for mandatorily redeemable financial instruments of certain nonpublic entities; and (iii) identifying mandatorily redeemable non-controlling interests. ASU No. 2017-11 is effective for the Company on January 1, 2019. The Company is currently evaluating the potential impact of ASU No. 2017-11 on the Company’s consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9.      Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Vendor Deposits	$312,140	$300,199
Tax	95,875	187,776
Insurance	87,907	44,517
Professional fees and services	94,066	42,833
Rent	88,260	13,087
Other	29,620	8,759
Total prepaid expenses and other current assets	$707,868	$597,171

10.     Convertible Promissory Note of MoviePass

On August 15, 2017, in connection with the MoviePass SPA, the Company loaned MoviePass $4,950,000 in cash pursuant to a Second Amended and Restated Subordinated Convertible Note Purchase Agreement whereby, in exchange for such cash payment, the Company received a subordinated convertible promissory note of MoviePass in the principal amount of $5,000,000, which includes an additional $50,000 that was advanced by the Company to MoviePass prior to such date for legal and audit expenses (the “Original MoviePass Note”).  The Original MoviePass Note accrues interest at a rate of 5% per annum and is due and payable two years from the date of issuance.  The Original MoviePass Note provides that it will be cancelled automatically upon the closing of the MoviePass transaction described in Note 4.  The Original MoviePass Note provides that if the MoviePass SPA is terminated by the Company or MoviePass due to a material breach of any representation, warranty or covenant of the Company or MoviePass, and such breach remains uncured, the outstanding principal amount and any accrued but unpaid interest under the Original MoviePass Note may, at the Company’s option, be converted, in whole or in part, into equity securities of MoviePass issued and sold at the initial closing of the next equity financing undertaken by MoviePass in a single transaction or a series of related transactions yielding gross proceeds to MoviePass of at least $1,000,000, at a 20% discount to the price of the securities sold in such next equity financing of MoviePass.

As described in Note 4, on October 6, 2017, the MoviePass Note was amended and restated to increase the principal amount from $5,000,000 to $11,500,000.

On November 6, 2017, MoviePass entered into a Waiver Agreement whereby it irrevocably waived its rights to terminate the MoviePass SPA for any reason.

11.      Property and Equipment, net

Property and equipment, net on September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Equipment and leaseholds	$98,587	$106,460
Furniture and fixtures	139,012	34,186
Software	177,225	167,337
Subtotal	414,824	307,983
Less: Accumulated depreciation	280,119	262,771
Total property and equipment, net	$134,705	$45,212

The Company recorded depreciation expense of $6,054 and $9,478 for the three months ended September 30, 2017 and 2016, respectively, and $17,348 and $2,251 for the nine months ended September 30, 2017 and 2016, respectively.

12.      Intangible Assets, net and Goodwill

The Company’s intangible assets consisted of the following on September 30, 2017 and December 31, 2016:

		September 30, 2017	December 31, 2016
	Estimated Useful Life	Net Book Value	Net Book Value
Technology	3	$4,270,000	$4,270,000
Trademarks	7	1,977,000	1,977,000
Broker Relationships	1	4,200	4,200
Trendit Patents	1-11	195,143	-
Subtotal		$6,446,343	$6,251,200
Less: Accumulated amortization		(1,530,527)	(246,509)
Total Intangible assets, net		$4,915,816	$6,004,691

The Company recorded amortization expense of $430,716 and $0 for the three months ended September 30, 2017 and 2016, respectively, and $1,284,018 and $0 for the nine months ended September 30, 2017 and 2016, respectively.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table outlines estimated future annual amortization expense for the next five years and thereafter:

September 30,
Remaining 2017	$430,716
2018	1,722,864
2019	1,517,271
2020	299,530
2021	299,409
Thereafter	646,026
Total	$4,915,816

Goodwill represents the difference between purchase cost and the fair value of net assets acquired in business acquisitions. Goodwill and indefinite lived intangible assets are tested for impairment annually as of December 31st and more often if a triggering event occurs, by comparing the fair value of each reporting unit to its carrying value.

Balance as of December 31, 2016	$4,599,969
Goodwill Impairment Charge	-
Balance as of September 30, 2017	$4,599,969

13.      Securities Purchase Agreement

Senior Secured Convertible Notes and Warrants

On September 7, 2016, the Company issued Senior Secured Convertible Notes (“September 2016 Notes”) in the aggregate principal amount of $4,301,075 for consideration consisting of (i) a cash payment by an institutional investor (the “Investor”) in the amount of $1,000,000 together with a secured promissory note payable by the Investor to the Company (the “Investor Note”) in the principal amount of $3,000,000 to finance a portion of the purchase price, fees and expenses for the direct or indirect acquisition of Zone. The September 2016 Notes had a maturity date of December 7, 2017. As of September 30, 2017, the Investor had made the following prepayments of the Investor Note: $1,000,000 on October 25, 2016; $1,100,000 on November 16, 2016; and $900,000 on December 2, 2016. As of January 23, 2017, the Investor had accepted a total of 887,707 shares of the Company’s common stock in full payment of the September 2016 Notes. On any principal balance owed by the Company to the Investor, a 6% interest obligation was due quarterly and calculated on a 360 day basis. For the three and nine months ended September 30, 2017, the Company had interest expense of $0 and $1,217 related to the September 2016 Notes as the final principal balance was converted in January of 2017.

On December 2, 2016, the Company issued two Senior Secured Convertible Notes (the “December 2016 Notes”) to the Investor in the aggregate principal amount of $6,720,000 for consideration consisting of (i) a cash payment by the Investor in the amount of $1,100,000 and (ii) a secured promissory note payable by the Investor to the Company (the “December 2016 Investor Note”) in the principal amount of $4,900,000 to aid in the funding of Zone. prior to the entity’s ability to generate revenues. The December 2016 Notes have a maturity date of August 2, 2017 which was subsequently amended to October 8, 2017. At any time, the Investor may and, so long as certain equity conditions are met, the Company may require the Investor to convert the December 2016 Notes into shares of the Company’s common stock (a “Mandatory Conversion”). On September 19, 2017 (the “Exchange Date”) the Company and the Investor entered into an Amendment and Exchange Agreement pursuant to which the Company exercised its Mandatory Conversion right as to $890,000 of the December 2016 Notes in exchange for 445,367 shares of the Company’s common stock and the Investor prepaid $670,000 of the December 2016 Investor Note, which represented the entire unpaid principal amount of the December 2016 Investor Note. On the Exchange Date, the Company issued to the Investor a Senior Promissory Note in the principal amount of $697,000 (the “September 2017 Note”) in exchange for the remaining outstanding principal amount of the December 2016 Notes. The September 2017 Note may be converted into shares of the Company’s common stock at a price of $3.00 per share. As of September 30, 2017, the Investor had not converted any portion of the September 2017 Note into shares of the Company’s common stock. The September 2017 Note is non-interest bearing. Interest for the December 2016 Notes accrued at the rate of 6%, was due quarterly and was calculated on a 360-day basis. For the three and nine months ended September 30, 2017, the Company had $12,719 and $150,265, respectively, of interest expense pertaining to the unpaid principal amount of the December 2016 Notes.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On February 8, 2017, the Company issued two Senior Secured Convertible Notes (the “February 2017 Notes”) to the Investor in the aggregate principal amount of $5,681,818 for consideration consisting of a secured promissory note payable by the Investor to the Company (the “February 2017 Investor Note”) in the principal amount of $5,000,000 to aid in the funding of Zone. prior to the entity’s ability to generate revenues. The February 2017 Notes have a maturity date of October 8, 2017. As of September 30, 2017, the Investor had made the following prepayments of the February 2017 Investor Note: $2,100,000 on August 15, 2017 and $2,900,000 on August 16, 2017. As of August 28, 2017, the Investor had accepted a total of 1,852,886 shares of the Company’s common stock in full payment of the February 2017 Notes. On any principal balance owed by the Company to the Investor, a 6% interest obligation was due quarterly and calculated on a 360 day basis. For the three and nine months ended September 30, 2017, the Company had interest expense of $42,750 and $173,963 related to the February 2017 Notes as the final principal balance was converted in August of 2017. In a letter agreement executed on August 27, 2017 (the “Letter Agreement”), in consideration for the prepayment in the amount of $2,500,000 of the February 2017 Investor Note, which the Investor subsequently made on August 28, 2017, the Investor and the Company agreed that the Investor would have the right, but not the obligation, until December 31, 2017, to effect an exchange (the “Share Exchange”) of 841,250 shares of the Company’s common stock for one or more senior secured convertible promissory notes in the form of the February Additional Note (the “New Note”), with the right to substitute the alternate conversion price of the New Note with the alternate conversion price of the Company’s Series B Senior Secured Convertible Note (the “Series B Note”) that was issued on August 16, 2017. Any New Note issued would be in the principal amount equal to the product of the prepayment amount ($2,500,000) multiplied by a fraction, the numerator of which is the number of the aggregate shares being tendered to the Company in the Share Exchange and the denominator of which is 841,250. The maturity date of any New Note will be 45 days following the issuance of the New Note, and the conversion price of the New Notes will be $4.50 or, at the election of the Investor, the Investor may convert at the Alternate Conversion Price. The Alternate Conversion Price is defined as either (A) the lower of (i) $4.50 and (ii) the greater of (I) $4.00 and (II) 85% of the quotient of (x) the sum of the volume weighted average price of the common stock for each of the 5 consecutive trading days ending on the trading day immediately preceding the delivery of the Conversion Notice, divided by (y) 5 or (B) that price which shall be the lowest of (i) $3.00 and (ii) the greater of (I) the Floor Price then in effect and (II) 85% of the quotient of (x) the sum of the volume weighted average price of the Company’s common stock for each of the 5 consecutive trading days ending and including the date of the alternate conversion, divided by (y) 5. The Floor Price is defined as $3.00 through October 4, 2017 and $0.50 following October 4, 2017.

On August 16, 2017, the Company issued three Senior Secured Convertible Notes (the “August 2017 Notes”) in the aggregate principal amount of $10,300,000 and a 5-year warrant for the purchase of 1,892,972 shares of the Company’s common stock at an exercise price of $3.25 per share (the “Investor Warrant”) to the Investor for consideration consisting of a secured promissory note payable by the Investor to the Company (the “August 2017 Investor Note”) in the principal amount of $8,800,000 and $220,000 in cash to aid in the funding of the acquisition of the MoviePass Shares. The August 2017 Notes have a maturity date of April 16, 2018 and the Investor Warrant will expire on April 16, 2022. At any time the Investor may and, so long as certain equity conditions are met, the Company may require the Investor to, convert the August 2017 Notes into shares of the Company’s common stock (a “Mandatory Conversion”). At September 30, 2017, the contracted conversion prices for the August 2017 Notes, which include an Initial Series A Note, an Additional Series A Note and the Series B Note, were $4.00 for the Initial Series A Note and the Additional Series A Note and $3.00 for the Series B Note. In the event of a Mandatory Conversion, the conversion will be made at the Mandatory Conversion Price which is defined as that price which is the lower of (i) the applicable Conversion Price as in effect on the applicable Mandatory Conversion date, and (ii) 80% of the sum of (A) the volume weighted average price of the common stock for each of the 3 trading days with the lowest volume weighted average price during the 20-consecutive trading day period ending on and including the trading day immediately prior to the applicable Mandatory Conversion date divided by (B) 3. As of September 30, 2017, the Investor had paid $1,830,000 of the August 2017 Investor Note with the balance of the principal amount payable in full to the Company on April 16, 2018. As of September 30, 2017, the unpaid principal amount of the August 2017 Notes owed to the Investor was $6,970,000 which was offset by the same principal amount owed to the Company pursuant to the August 2017 Investor Note. As of September 30, 2017 the Investor had not converted any of the August 2017 Notes into shares of the Company’s common stock nor had the Investor Warrant been exercised. On any principal balance owed by the Company to the Investor, a 6% interest obligation is due quarterly and calculated on a 360-day basis. For the three and nine months ended September 30, 2017, the Company had $67,875 and $67,875, respectively, of interest expense pertaining to the unpaid principal amount of the August 2017 Notes.

The Investor Warrant contains anti-dilution provisions. These anti-dilution provisions were triggered when the Company issued the September 2017 Note in the principal amount of $697,000 to the Investor. Because the September 2017 Note has a conversion price of $3.00 per share, which is lower than the Investor Warrant per share exercise price of $3.25, the number of shares of the Company’s common stock issuable to the Investor pursuant to the Investor Warrant was increased from 1,892,972 to 2,050,720 and the per share exercise price of the Investor Warrant was decreased from $3.25 to $3.00.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Placement Agent Notes and Warrants

The Company entered into an agreement with a placement agent (the “Placement Agent”) for assistance with the placement of the September 2016 Notes. The Placement Agent accepted from the Company a Senior Secured Convertible Note (the “September Placement Note”) in the aggregate amount of $80,000 in partial payment of the Placement Agent’s fee. Unless earlier converted or redeemed, the September Placement Note matures 15 months from the date of issuance. The Placement Agent Note bears interest at a rate of 6% due quarterly and calculated on a 360-day basis. For the three and nine months ended September 30, 2017, the Company had interest expense pertaining to the September Placement Note in the amount of $0 and $1,200 respectively. The Placement Agent also received a 5-year warrant (the “Placement Agent Warrant”) for the purchase of the Company’s common stock as partial payment for the Placement Agent’s services. The Placement Agent Warrant is issued in tranches in conjunction with cash payments received by the Company on the corresponding Investor Note. During 2016, warrants were earned allowing for the purchase of 48,714 shares of the Company’s common stock at exercise prices ranging from $4.54 per share to $9.36 per share. As of September 30, 2017 the Placement Agent had not purchased any shares from the exercise of the Placement Agent Warrant.

The Company entered into an agreement with the Placement Agent for assistance with the placement of the December Notes. The Placement Agent accepted from the Company a 5-year warrant (the “December Placement Agent Warrant”) as partial payment for the Placement Agent’s services. The December Placement Agent Warrant is issued in tranches in conjunction with cash payments received by the Company on the corresponding December 2016 Investor Note. As of December 31, 2016, the Placement Agent had the right to purchase, pursuant to the terms of the December Placement Agent Warrant, 22,000 shares of the Company’s common stock at an exercise price of $4.45 per share. Through the first nine months of 2017 the Company has received $4,900,000 of cash payments for the December Notes, resulting in the issuance of an additional 104,001 warrants at exercise prices of $3.00 per share, $3.47 per share, $4.00 per share and $6.13 per share. As of September 30, 2017 the Placement Agent had not purchased any shares from the exercise of the December Placement Agent Warrant.

The Company entered into an agreement with the Placement Agent for assistance with the placement of the February 2017 Notes. The Placement Agent accepted from the Company a 5-year warrant (the “February Placement Agent Warrant”) as partial payment for the Placement Agent’s services. The February Placement Agent Warrant allows the purchase of up to 8% of the number of shares of the Company’s common stock into which the unrestricted principal of the February 2017 Notes may be converted. Through the first nine months of 2017 the Company received $5,000,000 of cash payments for the February 2017 Notes, resulting in the issuance of an additional 133,334 warrants at an exercise price of $3.00 per share. As of September 30, 2017 the Placement Agent had not purchased any shares from the exercise of the February Placement Agent Warrant.

The Company entered into an agreement with the Placement Agent for assistance with the placement of the August 2017 Notes and Investor Warrant. The Placement Agent accepted from the Company a 5-year warrant (the “August Placement Agent Warrant”) as partial payment for the Placement Agent’s services. The August Placement Agent Warrant allows the purchase of up to 8% of the number of shares of the Company’s common stock into which the unrestricted principal of the Additional Series A Note and the Series B Note in the combined principal amount of $9,050,000 becomes convertible at an exercise price equal to the greater of the exercise price of the August 2017 Notes and the consolidated closing bid price of the Company’s common stock on the date that the Placement Agent becomes entitled to the warrant. During the period ended September 30, 2017, the Company received $2,050,000 of cash payments for the August 2017 Notes resulting in the issuance of 42,467 warrants at exercise prices of $3.00 and $6.13 per share. As of September 30, 2017 the Placement Agent had not purchased any shares from the exercise of the August Placement Agent Warrants.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note Activity:

Senior Secured Convertible Notes consist of the following:

	September 30, 2017	December 31, 2016
September 2016 notes	$-	$20,480
September Placement Agent Note	-	902
December 2016 notes	-	10,043
February 2017 notes	-	-
August 2017 notes	335,215	-
February 2017 notes	46,029	-
Balance at period end	$381,244	$31,425

Under ASC 210-20-45-1, management offset the Notes by the Investor Notes yet to be funded.

The carrying value of the Senior Secured Convertible Notes is comprised of the following:

	September 30, 2017	December 31, 2016
September 2016 notes	$-	$332,000
September Placement Agent Note	-	80,000
December 2016 notes	-	1,820,000
February 2017 notes	-	-
August 2017 Notes	3,330,000
September 2017 Notes	697,000
Unamortized discounts	(3,645,756)	(2,200,575)
Carrying value	$381,244	$31,425

During the three and nine months ended September 30, 2017, the Investor converted a total of $6,066,818 and $12,723,818 in principal and $55,569 and $106,178 in interest into 2,185,663 and 3,862,623 shares of the Company’s common stock.

On October 6, 2017 the Company received a prepayment of the August 2017 Investor Note in the amount of $6,970,000.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

14.      Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities - Derivative conversion features and warrant liabilities.

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of September 30, 2017 and December 31, 2016:

		Fair Value Measurement Using Level 3 Inputs Total
	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2017
Liabilities
Derivative liability - warrants	$4,167,887	$-	$-	$4,167,887
Derivative liability – conversion feature	10,335,845	-	-	10,335,845
Warrant liability	24,119,148			24,119,148
Total	$38,622,880	$-	$-	$38,622,880

December 31, 2016
Liabilities
Derivative liability - warrants	$230,663	$-	$-	$230,663
Derivative liability – conversion feature	977,129	-	-	977,129
Warrant liability	-	-	-	-
Total	$1,207,792	$-	$-	$1,207,792

The table below provides a summary of the changes in fair value, including net transfers in and/or out of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2017:

Amount
Balance at December 31, 2016	$1,207,792
Purchases, issuances and settlements	14,626,338
Conversions to paid in capital	(4,674,682)
Extinguishment of December Convertible Note	(9,890)
Change in fair value of warrant liabilities	17,038,711
Change in fair value of derivative liabilities	10,434,611
Balance at September 30, 2017	$38,662,880

The fair value of the derivative conversion features and warrant liabilities as of September 30, 2017 and December 31, 2016 were calculated using a Monte-Carlo option model valued with the following weighted average assumptions:

	September 30, 2017			December 31, 2016
	Amount			Amount
Dividend Yield		0%			0%
Expected Volatility	50%	-	270%	154%	-	230%
Risk free interest rate	0.96%	-	1.92%	0.82%	-	1.12%
Contractual term (in years)	0.05	-	5.00	0.67	-	5.00
Exercise price	$3.00	-	9.36	$4.00	-	$9.36

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments. The significant unobservable input (probability of a down round event) used in the fair value measurement is the estimation of the likelihood of the occurrence of a change in the contractual terms of the financial instruments. A significant increase (decrease) in this likelihood or in the volatility assumptions would result in a higher (lower) fair value measurement.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

15.      Stock Based Compensation

The Company has a stock based compensation plan, which is described as follows:

On March 3, 2014, the Board of Directors terminated the Company’s 1997 Stock Option and Award Plan and approved and adopted the Helios and Matheson Analytics Inc. 2014 Equity Incentive Plan (the “2014 Plan”) which the Company’s stockholders approved at the annual stockholders meeting on May 5, 2014. The 2014 Plan originally set aside and reserved 400,000 shares of the Company’s common stock for grant and issuance in accordance with its terms and conditions. Persons eligible to receive awards from the 2014 Plan include employees (including officers and directors) of the Company and its affiliates, consultants who provide significant services to the Company or its affiliates, and directors who are not employees of the Company or its affiliates (the “Participants”). The 2014 Plan permits the Company to issue to Participants qualified and/or non-qualified options to purchase the Company’s common stock, restricted common stock, performance units, and performance shares. The 2014 Plan will terminate on March 3, 2024. The Company’s Board of Directors is responsible for administration of the 2014 Plan and has the sole discretion to determine which Participants will be granted awards and the terms and conditions of the awards granted. In conjunction with the merger with Zone, the Company’s Board of Directors agreed to approve and adopt an amendment to the 2014 Plan to increase the number of shares available for issuance pursuant to awards made from the 2014 Plan to no more than 15% of the Company’s common stock on a fully diluted basis immediately following the merger. The Board of Directors adopted the amendment on August 10, 2017 reserving a total of 1,125,000 shares of common stock for issuance from the 2014 Plan. Of that number, a total of 885,000 shares of common stock remain available for issuance.

Through the date of filing this Form 10-Q, several awards have been granted outside of the 2014 Plan to third-party consultants in exchange for services rendered in the amount of $1,409,915, which is recorded as part of Selling, General and Administrative expenses on the Company’s Statements of Operations for the nine months ended September 30, 2017.

16.      Concentration of Credit Risk

As of September 30, 2017 and December 31, 2016, 6 customers accounted for 88% and 3 customers accounted for 61% of the Company’s total accounts receivable, respectively.

During the nine months ended September 30, 2017 and 2016, 82%, and 83.0% of the Company’s revenues were earned from 3 customers and 3 customers, respectively.

As of September 30, 2017 and December 31, 2016, 2 vendors accounted for 45% and 3 vendors accounted for 82% of the Company’s accounts payable, respectively.

17.      Commitments and Contingencies

The Company’s commitments at September 30, 2017 are comprised of the following:

Operating Lease Commitments (1)	Payments due by period
Less than 1 year	$73,503
1 to 3 years	844,174
3 to 5 years	347,985
Thereafter	-
Total	$1,265,662

(1)	The Company’s executive office is located at the Empire State Building, 350 Fifth Avenue, Suite 7520, New York, New York 10118. The Company’s executive office is located in a leased facility with a term expiring on June 30, 2022.

In addition, the Company’s Indian subsidiary had an office in Bangalore, India at a leased facility located at 3rd Floor, Beta Block, Number 7 Sigma Tech Park, Varthur Kodi, Bangalore 560066. This lease was amended on September 26, 2017 to extend the duration of the lease until September 30, 2019.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s executive office lease is subject to escalations based on increases in real estate taxes and operating expenses, all of which are charged to rent expense. Rent expense was $81,051, and $50,264 for the three months ended September 30, 2017 and 2016, respectively, and $215,068 and $196,049 for the nine months ended September 30, 2017 and 2016, respectively.

In April 2017, Zone signed a three-year lease agreement for office space in Miami. The lease term began in May 2017 and requires monthly rent payments of $5,026 for the first 12 months, $5,177 for the next 12 months, and $5,332 for the last 12 months of the lease.

As of September 30, 2017, the Company does not have any “Off Balance Sheet Arrangements”.

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

18.      Transactions with Related Parties

Transactions with Helios and Matheson Information Technology Ltd. (“HMIT”)

In September 2010, the Company entered into an amendment of a Memorandum of Understanding (the “MOU”) with its former parent, HMIT, which was subsequently amended on August 2013. Pursuant to the MOU, HMIT agreed to make available to the Company facilities of dedicated Off-shore Development Centers (“ODCs”) and also render services by way of support in technology, client engagement, and management and operation of the ODCs for the Company. The Company furnished HMIT with a security deposit of $2,000,000 to cover any expenses, claims or damages that HMIT may have incurred while discharging its obligations under the MOU and also to cover the Company’s payable to HMIT. As of December 31, 2015, the Company had a receivable from HMIT in the amount of $182,626 which represents amounts paid on behalf of HMIT, for which the Company fully reserved.

In August 2014, the Company entered into a Professional Service Agreement with HMIT (the “PSA”), which documented ongoing services provided by HMIT from February 24, 2014. Pursuant to the PSA, HMIT hired employees in India and provided infrastructure services for those employees to facilitate the operations of those of the Company’s clients who needed offshore support for their businesses. For the services the Company paid the costs incurred by HMIT for the employees it hired to provide the services and a fixed fee for infrastructure support. Beginning October 2014, all employees were transferred to the payroll of the Company’s subsidiary, Helios and Matheson Global Services Pvt. Ltd., and HMIT was paid only for the infrastructure support it provided until August 2015. Beginning September 2015, Helios and Matheson Global Services Pvt. Ltd. leased an office and took over infrastructure support from HMIT. For the three and nine months ended September 30, 2017 and 2016 the Company did not have any revenue from services provided with offshore support of HMIT.

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

Maruthi Consulting Inc. (Subsidiary of HMIT)

The Company provided consulting services to Maruthi Consulting Inc., a subsidiary of HMIT. As of January 1, 2015, the Company had a receivable due from Maruthi in the amount of $75,338 and during 2015 the Company billed an additional $223,454 to Maruthi for services rendered. The Company provided no services to Maruthi during the year ended December 31, 2016. During 2015, the Company received $237,318 in payments from Maruthi. Therefore, the amounts receivable at September 30, 2017 and December 31, 2016 were approximately $61,474 and $61,474, respectively.

19.      Warrants

The following is a summary of the Company’s warrant activity during the nine months ending September 30, 2017:

	Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years
Outstanding/exercisable – December 31, 2016	70,714	$6.26	4.87
Granted	2,172,774	3.31	4.85
Shares issued from anti-dilutive events	157,748	3.00	4.90
Exercised	-	-	-
Forfeited/cancelled	-	-	-
Outstanding/exercisable – September 30, 2017	2,401,236	$3.40	4.85

20.      Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision–making group is composed of the Chief Executive Officer. The Company operates in two segments, Consulting and Technology. During the three and nine months ended September 30, 2016, the Company only operated in the consulting segment.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company evaluates performance of its operating segments based on revenue and operating loss. The following table summarizes the Company’s segment information for the nine months ended September 30, 2017 and 2016 as well as for the balance sheet dates presented:

	For the Nine Months Ended September 30,
	2017	2016
Consulting
Revenue	$3,672,036	$5,608,145
Cost of Revenue	2,969,357	3,922,469
Gross Margin	702,679	1,685,676
Total operating expenses	6,280,032	2,083,366
Loss from operations	(5,577,353)	(397,690)
Total other expense	(44,914,576)	(763,388)
Provision for income taxes	39,110	37,247
Total net loss	$(50,531,039)	$(1,198,325)

Technology
Revenue	$-	$-
Cost of Revenue	-	-
Gross Margin	-	-
Total operating expenses	4,601,330
Loss from operations	(4,601,330)	-
Total other expense	(47,220)	-
Provision for income taxes	-	-
Total net loss	$(4,648,550)	$-

	As of September 30,	As of December 31,
	2017	2016
Consulting
Cash and cash equivalents	$394,172	$1,095,732
Accounts receivable	$254,930	$410,106
Unbilled receivables	$48,595	$45,207
Prepaid expenses and other current assets	$696,003	$554,338
Property and equipment	$38,454	$34,368
Deposits and other assets	$128,960	$59,189
Accounts payable and accrued expenses	$1,606,733	$1,196,668

Technology
Cash and cash equivalents	$1,269,707	$1,651,508
Prepaid expenses and other current assets	$11,865	$42,833
Property and equipment	$96,251	$10,844
Intangible assets	$4,915,816	$6,004,691
Goodwill	$4,599,969	$4,599,969
Deposits and other assets	$10,052	$-
Accounts payable and accrued expenses	$932,285	$134,450

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

21.      Subsequent Events

Transactions with MoviePass

See Note 4 for a discussion relating to transactions with MoviePass that occurred after September 30, 2017.

On each of November 2, 2017 and November 7, 2017, the Company exercised a portion of the MoviePass Option for an aggregate purchase price of $750,000 and $3,000,000, respectively. In connection with the option exercises, MoviePass issued to the Company subordinated convertible promissory notes in the principal amount of $750,000 and $3,000,000, respectively.

Share Exchange Conversion and Amendment to the Agreement

On October 13, 2017, pursuant to the Letter Agreement executed by the Company and the Investor on August 27, 2017, the Investor converted 100,000 shares of the Company’s common stock for a New Note (the “New February 2017 Exchange Note”) in the principal amount of $300,000. The New February 2017 Exchange Note had a maturity date of November 27, 2017.

On October 23, 2017, the Company and the Investor entered into a Third Amendment and Exchange Agreement (the “Exchange Agreement”). Pursuant to the Exchange Agreement, the Investor exchanged the New February 2017 Exchange Note for 947,218 shares of the Company’s common stock and for rights to receive 552,782 additional shares of common stock (collectively, the “Exchange Securities”) subject to a beneficial ownership limitation of 9.9% and limitations under Nasdaq Listing Rule 5635(d). In exchange for the Exchange Securities, the Investor agreed to, among other things: (i) terminate the Investor’s right to receive any further New Notes, which would have had a principal amount up to $2.2 million and a $0.50 conversion price floor if issued; (ii) (A) release all security interests held by the Investor in the Company’s assets and those of the Company’s subsidiaries, including Zone and its proprietary RedZone Map™ product (“RedZone”) and the Company’s interest in MoviePass (collectively, the “Collateral”), (B) terminate each security agreement between the Company and the Investor, and (C) authorize the Company to file amendments to all UCC Financing Statements for the purpose of terminating the Investor’s security interests in the Collateral; (iii) permit the Company to obtain non-convertible senior secured debt financing from a qualified bank in an amount not less than $20 million and not more than $100 million while the Convertible Notes remain outstanding; (iv) defer the Company’s obligation to pay any interest under the August 2017 Notes until the earlier to occur of (x) each conversion of the August 2017 Notes, solely with respect to the portion of interest included in the applicable conversion amount, (y) each redemption of the August 2017 Notes, solely with respect to the portion of interest included in the applicable redemption amount, and (z) the maturity date of the August 2017 Notes; and (v) waive any and all Events of Default (as defined in the August 2017 Notes) prior to October 23, 2017.

Consulting Agreement

On October 5, 2017 the Company entered into a consulting agreement (the “Consulting Agreement”) with Mr. Muralikrishna Gadiyaram, a member of the Company’s Board of Directors. The Consulting Agreement formalizes the consulting arrangement between the Company and Mr. Gadiyaram, for which the Company has been accruing consulting fees since January 1, 2017. In exchange for his services, Mr. Gadiyaram will receive fees in the amount of $18,750 per month in cash and, upon execution of the Consulting Agreement, all accrued consulting fees payable to Mr. Gadiyaram became due. The Consulting Agreement has a term of two years but may be terminated by either party at any time by giving 30 days written notice to the other party. If the Company elects to terminate the Consulting Agreement without cause prior to the end of the term, Mr. Gadiyaram will be entitled to a termination fee equal to the lesser of (a) the consulting fee for the remainder of the term, or (b) the consulting fee for a period of 12 months following the delivery of written notice of termination.

Issuance of Demand Note

On November 2, 2017, the Company issued a demand promissory note in the principal amount of $750,000 (the “Demand Note”) to the Investor. The proceeds from the Demand Note were used to exercise a portion of the MoviePass Option.

Issuance of New Series of Senior Convertible Notes

On November 7, 2017 (the “Closing Date”), the Company completed an offering of a new series of senior convertible notes in the aggregate principal amount of $100,000,000 to certain institutional investors. A portion of the proceeds from this offering was used to pay the Demand Note and the remaining proceeds may be used by the Company in connection with exercising the Company’s rights pursuant to the MoviePass Option Agreement or any other transaction whereby the Company increases its ownership interests or other rights and interests in MoviePass. On the Closing Date, the Company received $5,000,000 in proceeds from the sale of the senior convertible notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These are statements regarding financial and operating performance results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks, including those discussed in the risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 which have been incorporated into this report by reference, could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:

●	our capital requirements and whether or not we will be able to raise capital when we need it;

●	our ability to retain our existing clients and expand our client engagements;

●	changes in local, state or federal regulations that will adversely affect our business;

●	our ability to sell our products and services;

●	whether we will continue to receive the services of certain officers and directors;

●	our ability to integrate the operations of Zone Technologies, Inc. into our operations and our ability to successfully develop the RedZone Map™ application;

●	risks related to the acquisition of a majority stake in MoviePass Inc., which risks are discussed more fully in Part II, Item 1A of this report;

●	our ability to effectively react to other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission, such as fluctuation of quarterly financial results, reliance on third party consultants, litigation or other proceedings and stock price volatility;

●	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and

●	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

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

For the three and nine months ended September 30, 2017, 100% of the Company’s revenue was generated by its consulting segment. Approximately 86% and 88% of the Company’s consulting service revenues were generated from clients under time and materials engagements, as compared to approximately 88% and 89% for the three and nine months ended September 30, 2016, with the remaining revenue generated under fixed-price engagements. The Company has established standard-billing guidelines for consulting services based on the type of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. The Company typically bills its clients for time and material services on a weekly and monthly basis. Arrangements for fixed-price engagements are made on a case-by-case basis. Consulting service revenues generated under time and material engagements are recognized as those services are provided. Revenues earned from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs.

The Company’s most significant operating cost is its personnel cost, which is included in cost of revenues. For the three months ended September 30, 2017 and 2016, gross margin was 21.4% and 34.3% respectively. For the nine months ended September 30, 2017 and 2016, gross margin was 19.7% and 30.1%, respectively.

The Company actively manages its personnel utilization rates by monitoring project requirements and timetables. The Company’s utilization rate for the three and nine months ended September 30, 2017 was approximately 97% and 96% respectively, as compared to 98% and 96% for the three and nine months ended September 30, 2016. As projects are completed, consultants are either re-deployed to new projects at the current client site, assigned to new projects at another client site, or are encouraged to participate in the Company’s training programs in order to expand their technical skill sets.

In past years, cash flows from operations combined with cash on hand generally provided adequate funding for our working capital obligations. However, our commitment to assist with the financing of MoviePass Inc. (“MoviePass”) in advance of our planned acquisition of a majority stake in MoviePass together with the merger with Zone Technologies, Inc. (“Zone”) and the development of the RedZone Map app resulted in an increase in legal, accounting and other expenses. This increase in expenses required that we obtain financing. To that end, we issued and sold Senior Secured Convertible Promissory Notes to an institutional investor (the “Investor”) in exchange for cash and promissory notes issued by the Investor. As of September 30, 2017, we had raised a total of approximately $27.7 million of gross principal through these offerings. Of the total amount raised, as of September 30, 2017 we had received approximately $17.1 million in loan proceeds. We currently have outstanding Senior Secured Convertible Notes totaling $10,300,000 that have a maturity date of April 16, 2018 and on November 7, 2017 we issued a new series of senior convertible notes to institutional investors in the aggregate principal amount of $100,000,000.

Plan of Operation

We are not yet receiving revenues from the RedZone Map app and, to date, we have provided loans to MoviePass in the amount of $15,250,000. We are uncertain if either Zone’s operations or, assuming the completion of our transaction with MoviePass, the operations of MoviePass, will ever be profitable. Therefore, until our operations are profitable, which we cannot guarantee will ever occur, even in light of our most recent financing, we will continue to seek financing through the issuance of equity securities, debt securities or a combination of the two. Except as discussed in this report, we have no committed source of financing. We can provide no assurance that we will be able to obtain the financing we need or, if we are able to find financing, we cannot be certain that the financing will be available on acceptable terms. To the extent we raise additional funds by issuing equity securities, our shareholders will likely experience significant dilution. Any additional debt financing, if available, may also cause significant dilution to our existing shareholders and may involve restrictive covenants that impact our ability to conduct business. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to obtain additional financing when we need it, the impact on our operations could be material and adverse and could result in the Company severely curtailing, or even ceasing, its operations.

Our operational costs include employee salaries and benefits, compensation paid to consultants and costs associated with ongoing training and development activities for our staff, and include travel and administration expenses, legal expenses, sales and marketing costs, general and administrative expenses, and other costs, including those related to the development of the RedZone Map app.

The amount that we spend for any specific purpose may vary significantly from period to period and could depend on a number of factors including, but not limited to, the pace of progress of our commercialization and development efforts relating to the RedZone Map app, market conditions and changes in or revisions to our marketing strategies. Assuming that we complete the acquisition of a majority stake in MoviePass, we expect to incur significant legal, accounting and financing costs related to the acquisition.

While RedZone Map is a fully functioning app available for free in the Apple App Store and the Google Play Store, we have not yet derived any advertising revenues from the app and we are uncertain when we will begin to derive revenues from the app.

Recent Developments

Securities Purchase Agreement with MoviePass Inc.

On August 15, 2017 the Company and MoviePass entered into a securities purchase agreement (the “MoviePass SPA”) pursuant to which we agreed to purchase shares of the common stock of MoviePass equal to 51% of the then outstanding shares of MoviePass’ common stock for an aggregate purchase price of up to $27,000,000, subject to the satisfaction or waiver of certain conditions as set forth in the MoviePass SPA. MoviePass is a subscription-based service that allows moviegoers to see a number of movies in movie theaters for a monthly fee. We agreed to loan MoviePass $4,950,000 in cash in exchange for a subordinated convertible promissory note (the “MoviePass Note”) in the principal amount of $5,000,000, which included an additional $50,000 that was advanced by the Company to MoviePass prior to August 15, 2017. We incorporate by reference into this report the information included at Item 1.01 under the heading MoviePass Transaction of the Current Report on Form 8-K filed by the Company on August 15, 2017.

Amendment to MoviePass Securities Purchase Agreement

On October 6, 2017, we made an additional loan to MoviePass in the amount of $6,500,000 (the “Additional Loan”) and the parties increased the principal amount of the MoviePass Note from $5,000,000 to $11,500,000.

The Additional Loan was comprised of two components: (i) an advance of $5,000,000 to MoviePass that would have otherwise been due within 90 days following the closing of the transactions contemplated by the MoviePass SPA and (ii) an additional investment of $1,500,000 to purchase additional shares of common stock of MoviePass amounting to 0.71% of the outstanding shares of common stock of MoviePass.

As a result of the additional investment, the maximum purchase price payable by us increased from $27,000,000 to $28,500,000. Upon the closing of the transaction, we will receive shares of common stock of MoviePass totaling 51.71% of the then-outstanding shares of MoviePass common stock, in addition to shares of MoviePass common stock issuable upon conversion of the Kelly Note (as defined in the MoviePass Agreement) amounting to 2% of the outstanding shares of MoviePass common stock on a post-transaction basis, for a total ownership percentage of 53.71%.

We incorporate by reference into this report the information included at Item 1.01 under the heading Amendment to MoviePass Securities Purchase Agreement of the Current Report on Form 8-K filed by the Company on October 11, 2017.

MoviePass Investment Option Agreement

On October 11, 2017, we and MoviePass entered into an investment option agreement (the “Option Agreement”), pursuant to which we were granted an option to purchase additional shares of MoviePass common stock in an amount up to $20 million based on a pre-money valuation of MoviePass of $210,000,000 (the “Option”) amounting to an additional investment of up to 8.7% of the Currently Outstanding Shares of Common Stock (as defined in the Option Agreement). The Option may be exercised until 5:00 p.m. Eastern Time on the thirtieth day after we receive MoviePass’ audited financial statements for the years ended December 31, 2016 and 2015 and the reviewed unaudited interim financial statements for the periods ended September 30, 2017 and 2016.

On each of November 2, 2017 and November 7, 2017, the Company exercised a portion of the Option for an aggregate purchase price of $750,000 and $3,000,000, respectively. In connection with the option exercises, MoviePass issued to the Company subordinated convertible promissory notes in the principal amount of $750,000 and $3,000,000, respectively.

We incorporate by reference into this report the information included at Item 1.01 under the heading MoviePass Investment Option Agreement of the Current Report on Form 8-K filed by the Company on October 11, 2017.

Sale of Senior Secured Convertible Promissory Notes

On August 15, 2017, pursuant to a Securities Purchase Agreement entered into by the Company and the Investor, we agreed to sell and issue (1) Senior Secured Convertible Notes (the “August 2017 Notes”) to the Investor in the aggregate principal amount of $10,300,000 and (2) a warrant to purchase 1,892,972 shares of our common stock, exercisable for a period of five years at an exercise price of $3.25 per share.

We incorporate by reference into this report the information included at Item 1.01 under the heading Sale of Senior Secured Convertible Notes and Warrants of the Current Report on Form 8-K filed by the Company on August 15, 2017.

Letter Agreement Regarding Conversion of the February Additional Note

In a Current Report on Form 8-K filed by the Company on February 10, 2017, we reported that we issued senior secured convertible notes (the “February 2017 Notes”) to the Investor for consideration consisting of a promissory note issued by the Investor to the Company in the amount of $5,000,000.

On August 27, 2017, we and the Investor executed a letter agreement pursuant to which the Investor agreed to immediately convert all outstanding principal remaining under the February 2017 Notes in the amount of $2,500,000, plus all accrued unpaid interest thereon, at the alternate conversion price which equaled $3.00 per share.

In consideration of the immediate conversion of the February 2017 Notes we granted to the Investor the right (the “Investor Exchange Right”), at one or more times until December 31, 2017, to effect an exchange (the “Share Exchange”) of an aggregate 841,250 shares of our common stock for one or more senior secured convertible promissory notes (the “New Note”), with the right to substitute the alternate conversion price of the New Note with the alternate conversion price of the Company’s Series B Senior Secured Convertible Note that was issued on August 16, 2017 as one of the August 2017 Notes. Any New Note issued would be in the principal amount equal to the product of the prepayment amount ($2,500,000) multiplied by a fraction, the numerator of which is the number of the aggregate shares being tendered to the Company in the Share Exchange and the denominator of which is 841,250.

On October 13, 2017, the Investor exchanged 100,000 shares of common stock into a New Note in the principal amount of $300,000 (the “February New Note”).

We incorporate by reference into this report the information included at Item 1.01 of the Current Report on Form 8-K filed by the Company on August 28, 2017.

Amendment and Exchange Agreement

On September 19, 2017, the Company and the Investor entered into an Amendment and Exchange Agreement (the “Exchange Agreement”) pursuant to which the Company and the Investor agreed that:

●	the Company would effect a Mandatory Conversion, as defined in the Senior Secured Convertible Notes we issued to the Investor on December 2, 2016 (the “December 2016 Notes”), of $890,000 in principal amount of the December 2016 Notes, which conversion would be effective as of September 18, 2017 in exchange for 445,367 shares of our common stock;

●	the Investor would prepay the remaining balance, in the amount of $670,000, of the promissory note in the original principal amount of $6,000,000 issued by the Investor to us on December 2, 2016; and

●	the Investor would prepay $1,830,000 of the promissory note in the original principal amount of $8,800,000 issued by the Investor to us on August 16, 2017.

Pursuant to the Exchange Agreement the Investor agreed to waive certain rights, including the right to receive additional shares of the Company’s common stock as a True-Up, as defined in the December 2016 Notes, any restriction (excluding any participation rights) on the Company’s offer, sale or issuance of shares of common stock and/or securities convertible into common stock in one or more private securities offerings, so long as the securities offered have a purchase price of at least $3.00 per share of common stock; and any restriction on the filing of one or more registration statements with the SEC for the resale of any shares of common stock issued or issuable in connection with any Permitted PIPE or Convertible Securities (as defined in the August Purchase Agreement).

The Investor also exchanged $10,000 in aggregate principal amount of the December 2016 Notes for a new senior convertible note issued by the Company in the aggregate principal amount of $697,000 (the “Exchange Note”). On October 2, 2017 the Investor converted the Exchange Note into 232,334 shares of our common stock.

As a result of these transactions we received gross proceeds of $2.5 million on September 20, 2017.

We incorporate by reference into this report the information included at Item 1.01 of the Current Report on Form 8-K filed by the Company on September 20, 2017.

Third Amendment and Exchange Agreement

On October 23, 2017, we and the Investor entered into a Third Amendment and Exchange Agreement (the “Third Exchange Agreement”) for the purpose of exchanging the February New Note for 947,218 shares of common stock (collectively, the “Exchange Shares”) and rights (the “Rights”) to receive 552,782 additional shares of common stock (collectively, the “Reserved Shares”). The Exchange Shares, the Rights and the Reserved Shares are referred to in this report collectively as the “Exchange Securities.”

In exchange for the Exchange Securities, the Investor agreed to, among other things:

(i) terminate the Investor’s Exchange Right, terminating the Investor’s right to receive any further New Notes, which would have had a principal amount up to $2.2 million and a $0.50 conversion price floor if issued;

(ii) (A) release all security interests held by the Investor in the assets of the Company and its subsidiaries, including Zone Technologies, Inc. and its proprietary RedZone Map product (“RedZone”) and the Company’s interest in MoviePass (collectively, the “Collateral”), (B) terminate each security agreement between the Company and the Investor, and (C) authorize the Company to file amendments to all UCC Financing Statements for the purpose of terminating the Investor’s security interests in the Collateral;

(iii) consent to the Company obtaining non-convertible senior secured debt financing from a qualified bank in an amount not less than $20 million and not more than $100 million while the August 2017 Notes remain outstanding;

(iv) defer the Company’s obligation to pay any interest under the August 2017 Notes until the earlier to occur of (x) each conversion of the August 2017 Notes, solely with respect to the portion of interest included in the applicable conversion amount, (y) each redemption of the August 2017 Notes, solely with respect to the portion of interest included in the applicable redemption amount, and (z) the maturity date of the August 2017 Notes; and

(v) waive any and all Events of Default (as defined in the August 2017 Notes) prior to the date of the Third Exchange Agreement.

The Third Exchange Agreement also includes standard representations and warranties made by the Company for the benefit of the Investor.

We incorporate by reference into this report the information included at Item 1.01 of the Current Report on Form 8-K filed by the Company on October 23, 2017.

Demand Note

On November 2, 2017, the Company issued a demand promissory note in the principal amount of $750,000 (the “Demand Note”) to the Investor. The proceeds from the Demand Note were used to exercise a portion the MoviePass Option. We incorporate by reference into this report the information included under the heading “Issuance of Demand Note and Guaranty” at Item 1.01 of the Current Report on Form 8-K filed by the Company on November 6, 2017.

Issuance of New Series of Senior Convertible Notes

On November 7, 2017, pursuant to a Securities Purchase Agreement entered into by the Company and certain institutional investors, the Company completed an offering of a new series of senior convertible notes in the aggregate principal amount of $100,000,000. A portion of the proceeds from this offering was used to pay the Demand Note and the remaining proceeds may be used by the Company in connection with exercising the Company’s rights pursuant to the MoviePass Option Agreement or any other transaction whereby the Company increases its ownership interests or other rights and interests in MoviePass. On the Closing Date, the Company received $5,000,000 in proceeds from the sale of the senior convertible notes.

We incorporate by reference into this report the information included under the heading “Senior Convertible Note Financing” at Item 1.01 of the Current Report on Form 8-K filed by the Company on November 6, 2017.

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

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

There were no impairment charges recognized during the three and nine months ended September 30, 2017 and 2016.

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

Results of Operations

The following table sets forth period over period change in the percentage of revenues of certain items included in the Company’s Statements of Operations:

	For the Three Months Ended September 30,		Change
	2017	2016	Dollars	% Change
Revenues	$1,173,023	$1,720,515	$(547,492)	-32%
Cost of revenues	946,308	1,130,091	(183,783)	-16%
Gross profit	226,715	590,424	(363,709)	-62%
Operating expenses	3,302,979	743,781	2,559,198	344%
Loss from operations	(3,076,264)	(153,357)	(2,922,907)
Other expense, net	(40,386,701)	(767,313)	(39,619,388)
Loss before income taxes	(43,462,965)	(920,670)	(42,542,295)
Income tax provision	(2,747)	3,000	(5,747)
Net Loss	$(43,460,218)	$(923,670)	$(42,536,548)

	For the Nine Months Ended September 30,		Change
	2017	2016	Dollars	% Change
Revenues	$3,672,036	$5,608,145	$(1,936,109)	-35%
Cost of revenues	2,969,357	3,922,469	(953,112)	-24%
Gross profit	702,679	1,685,676	(982,997)	-58%
Operating expenses	10,881,362	2,083,366	8,797,996	422%
Loss from operations	(10,178,683)	(397,690)	(9,780,993)
Other expense, net	(44,961,796)	(763,388)	(44,198,408)
Loss before income taxes	(55,140,479)	(1,161,078)	(53,979,401)
Income tax provision	39,110	37,247	1,863
Net Loss	$(55,179,589)	$(1,198,325)	$(53,981,264)

Comparison of the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016

Revenues. Revenues for the three months ended September 30, 2017 were approximately $1.2 million as compared to revenues of approximately $1.7 million for the three months ended September 30, 2016. The decrease was primarily due to the loss of a key offshore client and an overall decrease in the number of onshore consultants who are billed at an hourly rate.

Gross Profit. The resulting gross profit for the three months ended September 30, 2017 was approximately $0.2 million as compared to approximately $0.6 million for the three months ended September 30, 2016. The decrease in gross margin is due to the loss of a key offshore client and an overall decrease in the number of onshore consultants.

Operating Expenses. Non-research and development operating expenses for the three months ended September 30, 2017 were approximately $2.7 million as compared to approximately $0.7 million for the three months ended September 30, 2016. This increase in operating expenses is primarily the result of approximately $1.6 million in technology, marketing, legal and public relations costs associated with Zone Technologies, Inc. (“Zone,” acquired on November 9, 2016), and roughly $0.3 million in general expenses.

Research and development. Research and development expenses for the three months ended September 30, 2017 were approximately $0.6 million as compared to $0 for the three months ended September 30, 2016. These current year expenses relate to the development of the RedZone Map app.

Taxes. The Company had a tax benefit of $2,747 and a tax provision of $3,000 for the three months ended September 30, 2017 and 2016, respectively. Tax for the three months ended September 30, 2017 was comprised of minimum state taxes and a provision reconciliation of an over estimate of the tax accrual for the Company’s Indian subsidiary’s audit. Tax for the period ended September 30, 2016 was comprised of minimum state taxes.

Other Income/(Expense). In order to fund its operations, including the development of the RedZone Map app, and to obtain the funds necessary to purchase the majority stake in MoviePass, in September 2016, December 2016, February 2017 and August 2017, the Company issued and sold Senior Secured Convertible Promissory Notes having a total principal amount of approximately $27.7 million to the Investor. As a result of these securities offerings, during the three months ended September 30, 2017, the Company incurred (i) a charge of approximately $28.2 million resulting from the change in market value of derivative and warrant liabilities and (ii) interest expense of approximately $11.6 million. As of September 30, 2016, the Company had issued and sold only approximately $4.3 million in Senior Secured Convertible Promissory Notes, therefore, during that period, the change in market value of derivative liabilities represented income of approximately $0.4 million and interest expense of approximately $1.2 million.

Net Income/(Loss). Primarily as a result of the sale of the Senior Secured Convertible Promissory Notes, the Company had a net loss of approximately ($43.5) million or ($5.79) per basic and diluted share for the three months ended September 30, 2017 as compared to a net loss of approximately ($0.9) million or ($0.40) per basic and diluted share for the three months ended September 30, 2016. The increase in net loss is due to recognizing the fair value of the Company’s derivative liabilities at period end as well a decline in revenues as stated above, and an increase in costs associated with the acquisition of Zone and the sale of our Senior Secured Convertible Promissory Notes.

Comparison of the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016

Revenues. Revenues for the nine months ended September 30, 2017 were approximately $3.7 million as compared to approximately $5.6 million for the nine months ended September 30, 2016. The decrease was primarily due to the loss of a key offshore client and an overall decrease in the number of onshore consultants who are billed at an hourly rate.

Gross Profit. The resulting gross profit for the nine months ended September 30, 2017 was approximately $0.7 million as compared to approximately $1.7 million for the nine months ended September 30, 2016. The decrease in gross margin is due to the loss of a key offshore client and an overall decrease in the number of onshore consultants offset by a savings in cost of revenue from a decrease in consultants.

Operating Expenses. Non-research and development operating expenses for the nine months ended September 30, 2017 were approximately $9.3 million as compared to approximately $2.1 million for the nine months ended September 30, 2016. This increase primarily was the result of the issuance of common stock to certain advisors for services performed resulting in compensation expense of approximately $2.2 million, an increase of approximately $3.0 million in marketing, legal and public relations costs associated with the RedZone Map app and approximately $0.5 million in general expenses.

Research and development. Research and development expenses for the nine months ended September 30, 2017 were approximately $1.6 million as compared to $0 for the nine months ended September 30, 2016. These current year expenses relate to the development of the RedZone Map app.

Taxes. Tax provision for the six months ended September 30, 2017 and 2016 was $39,110 and $37,247 respectively. Tax for the nine months ended September 30, 2017 was comprised of minimum state taxes and a provision for tax in respect of taxes incurred by the Company’s Indian subsidiary. Tax for the period ended September 30, 2016 was comprised of minimum state taxes and a provision for tax in respect of taxes incurred by the Company’s Indian subsidiary.

Other Income/(Expense). In order to fund its operations, including the development of the RedZone Map app, and to obtain the funds necessary to purchase a majority stake in MoviePass, in September 2016, December 2016, February 2017 and August 2017, the Company issued and sold Senior Secured Convertible Promissory Notes having a total principal amount of approximately $27.7 million to the Investor. As a result of these securities offerings, during the nine months ended September 30, 2017, the Company incurred (i) a charge of approximately $27.5 million resulting from the change in market value of derivative and warrant liabilities and (ii) interest expense of approximately $16.9 million. As of September 30, 2016, the Company had issued and sold only approximately $4.3 million in Senior Secured Convertible Promissory Notes, therefore, during that period, the change in market value of derivative liabilities represented income of approximately $0.4 million and interest expense of approximately $1.2 million.

Net Income/(Loss). As a result of the above, the Company had a net loss of approximately ($55.2) million or ($8.35) per basic and diluted share for the nine months ended September 30, 2017 as compared to a net loss of approximately ($1.2) million or ($0.51) per basic and diluted share for the nine months ended September 30, 2016. The increase in net loss is due to recognizing the fair value of the Company’s derivative liabilities at period end as well a decline in revenues as stated above, and an increase in costs associated with the acquisition of Zone and the sale of our Senior Secured Convertible Promissory Notes.

Liquidity and Capital Resources

During the nine months ended September 30, 2017 the Company’s revenue declined by approximately 35% from the previous period and we incurred a net loss of approximately ($55.2) million as compared to a net loss of approximately ($1.2) million during the nine months ended September 30, 2016. The net losses are primarily driven by a decrease in gross profit margin of approximately $1.0 million, an expense of approximately $2.2 million related to shares issued for services, an increase in amortization of approximately $1.3 million related to intangible assets acquired in conjunction with the Zone acquisition, and interest expense of approximately $16.8 million related to accretion and interest expense incurred from derivative instruments, and a loss of ($27.5) million from the change in market value from derivative and warrant liabilities.

The Company’s cash balances were approximately $1.7 million at September 30, 2017 and approximately $2.7 million at December 31, 2016. Net cash used in operating activities for the nine months ended September 30, 2017 was approximately $7.6 million compared to net cash provided by operating activities of $39,578 for the nine months ended September 30, 2016. Net cash used by operating activities primarily relates to a net loss of approximately ($55.2) million offset by non-cash adjustments of approximately $12.9 million related to accretion of debt discount, $27.5 million from the change in the Company’s derivative securities, approximately $2.2 million related to shares issued in exchange for services, and approximately $1.3 million related to depreciation and amortization expense.

The Company’s accounts receivable, less allowance for doubtful accounts, at September 30, 2017 and at December 31, 2016 were approximately $0.3 million and $0.4 million, respectively, representing 52 days and 52 days of sales outstanding respectively. The Company has provided an allowance for doubtful accounts at the end of each of the periods presented. After giving effect to this allowance, the Company does not anticipate any difficulty in collecting amounts due.

For the nine months ended September 30, 2017, net cash used in investing activities was $5.3 million as compared to net cash used of $0.7 million for the nine months September 30, 2016. The increase in cash outflows relating to investing activities was driven by a $5.0 million loan to MoviePass as part of the acquisition of a majority stake in MoviePass.

For the nine months ended September 30, 2017, net cash provided by financing activities was $12.0 million as compared to $1.0 million for the nine months ended September 30, 2016.

Please see Note 7 to our financial statements for a discussion of the Company’s ability to continue as a going concern.

Off Balance Sheet Arrangements

As of September 30, 2017, the Company does not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

The Company’s commitments at September 30, 2017 are reflected and further detailed in the table located in Part I, Item 1, Note 17 of this Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. As of September 30, 2017, the Company carried out an evaluation, under the supervision of and with the participation of our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk, particularly in light of our current investments in and pending acquisition of a majority stake in MoviePass. Please see the risk factors set forth below relating to MoviePass as well as those risk factors set forth in Part I, Item 1A of our most recent Annual Report on Form 10-K and in Part II, Item 1A of our Quarterly Reports on Form 10-Q and other filings we make with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect us or MoviePass. These risks could materially affect our business, results of operations or financial condition and cause the value of the Company’s securities to decline.

MoviePass has a limited operating history and history of net losses, and it is likely that it will experience net losses for the foreseeable future.

You should consider MoviePass’ business and prospects in light of the risks, expenses and difficulties encountered by companies in their early stage of development. It has experienced significant net losses since its inception and, given the significant operating and capital expenditures associated with its business plan, anticipates continuing net losses and significant negative cash flows for the foreseeable future. If MoviePass ever does achieve profitability, of which no assurances can be given, MoviePass may be unable to sustain or increase such profitability.

To achieve and sustain profitability, MoviePass will need to accomplish numerous objectives, including substantially increasing the number of paying subscribers to its service and securing additional sources of revenue and economies of scale. There is a significant risk that MoviePass will be unable to achieve these objectives, which would damage MoviePass’ business and could lead to the loss of the Company’s investment in MoviePass.

MoviePass currently spends more to retain a subscriber than the revenue derived from that subscriber and MoviePass currently does not have other sources of revenue. This results in a negative gross profit margin. MoviePass expects its negative gross profit margin to remain significant until MoviePass can generate other sources of revenues to offset the losses or achieve substantial economies of scale. There is no assurance MoviePass will be able to generate other sources of revenue or be able to achieve economies of scale that would reduce the cost of revenue sufficiently to generate a positive gross profit margin. Failure to achieve positive gross profit margin in the foreseeable future could materially and adversely impact MoviePass’ ability to sustain its operations.

MoviePass has incurred losses since inception and has a present need for additional funding, which may be unavailable to it. As such, MoviePass expects it will receive a qualification on its audited financial statements for the fiscal years ended December 31, 2016 and 2015 from its independent registered public accounting firm expressing substantial doubt about its ability to continue as a going concern.

MoviePass has incurred losses since its inception and has a present need for additional funding. These factors raise substantial doubt about MoviePass’ ability to continue as a going concern. For the foreseeable future, MoviePass expects to fund its operations from additional debt or equity offerings and increased revenue from subscribers. If MoviePass cannot raise additional short-term capital, it may consume all of its cash needed for operations. There are no assurances that MoviePass will be able to raise capital on terms acceptable to it. If MoviePass is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned growth, which could harm its business, financial condition and operating results. As a result, MoviePass expects that its independent registered public accounting firm will include an explanatory paragraph in its audit report on MoviePass’ financial statements for the years ended December 31, 2016 and 2015 with respect to the uncertainty of MoviePass’ ability to continue as a going concern.

Increased monthly usage by MoviePass’ subscribers will cause it to incur losses and negative cash flow.

MoviePass’ monthly subscription pricing plan of $9.95 per month allows a subscriber to see a new movie each day for the entire month. In most cases, MoviePass pays the theaters the full cost for each movie ticket that a subscriber uses. Accordingly, increased movie viewing by subscribers would result in significant and increasing losses per subscriber, negative cash flow and could impair the ability of MoviePass to operate as a going concern absent additional sources of revenue or financing.

MoviePass may not gain acceptance from large national exhibitors (movie theater chains), which could have a material adverse effect on MoviePass’ financial condition and results of operations.

MoviePass has historically paid large national exhibitors full price for each ticket purchased by a MoviePass subscriber through the MoviePass application (though in the past, MoviePass has received as much as a 20% discount on movie tickets for its subscribers from a small group of its exhibitor partners that currently represent less than 6% of all movie tickets that MoviePass currently purchases). Additionally, MoviePass has not historically received a benefit from any large national exhibitors for driving MoviePass subscribers to their theaters (for example, in the form of a portion of concession sales). MoviePass anticipates negotiating discounts on movie tickets and receiving a portion of concession sales to its subscribers attending theaters operated by those exhibitor partners. However, if MoviePass is unable to partner with large national exhibitors, (i) MoviePass likely will continue to be required to pay full price per movie ticket each time a MoviePass subscriber attends a movie theater operated by a large national exhibitor, (ii) MoviePass would be unlikely to share in concession sales to its subscribers attending those theaters, and (iii) MoviePass may not be able to sell digital advertising or data analytics services to those large national exhibitors. If MoviePass is unable to negotiate discounted ticket prices from, share in concession sales with or sell digital advertising or data analytics services to large national exhibitors, MoviePass’ financial condition and results of operations may be materially and adversely affected, MoviePass may not become profitable and MoviePass may not be able to sustain its operations.

MoviePass may not gain acceptance from large movie studios, which could have a material adverse effect on MoviePass’ financial condition and results of operations.

MoviePass’ success will depend, in part, on deriving revenue from sales of digital advertising and data analytics services to large movie studios. However, if MoviePass is unable to gain acceptance from large national exhibitors (movie theater chains), upon which large movie studios depend to distribute and exhibit their movies, then large movie studios may refrain from purchasing digital advertising or data analytics services from MoviePass. If MoviePass is unable to derive revenue from selling digital advertising or data analytics services to large movie studios, MoviePass’ financial condition and results of operations may be materially and adversely affected, MoviePass may not become profitable and MoviePass may not be able to sustain its operations.

Following the Additional Loan, MoviePass will continue to need additional capital, and it cannot be sure that additional financing will be available.

Since inception, MoviePass has funded its operating losses and capital expenditures through proceeds from private equity and debt financings, including through the pending MoviePass transaction. MoviePass has a present need for significant additional financing, and such need may continue for the foreseeable business given the nature of MoviePass’ present operations. MoviePass’ ability to obtain financing will depend on, among other things, its development efforts, business plans, operating performance and the condition of the capital markets at the time it seeks financing. There is a material risk that additional financing for MoviePass will be unavailable to it on favorable terms when required, or at all.

Even if MoviePass raises additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of the Company, and MoviePass’ stockholders (including the Company) may experience dilution, perhaps to a significant extent. In addition, there is no assurance that the MoviePass transaction will close, and even if it does close, there is no assurance that MoviePass will receive any additional cash as a result. To close the MoviePass transaction and receive the remaining proceeds described below (and also to ensure that the MoviePass Note is deemed satisfied in full), MoviePass needs to complete certain milestones. MoviePass entered into the MoviePass Purchase Agreement with the Company on August 15, 2017 in which the Company originally agreed to acquire a majority stake in MoviePass for a purchase price of up to $27 million, which was increased to $28.5 million in connection with the amendment entered into on October 6, 2017 (the “Amendment”). Pursuant to the MoviePass Purchase Agreement, the Company loaned MoviePass $5,000,000 in cash, pursuant to a subordinated convertible promissory note of MoviePass in the principal amount of $5,000,000. Such note was increased to $11.5 million pursuant to the Amendment and, as a result, the Company’s potential ownership percentage in MoviePass increased. At the closing of the MoviePass transaction, in exchange for the majority stake, the Company will issue MoviePass (i) 4,000,000 unregistered shares its common stock for a total agreed upon value of approximately $12,000,000, which such shares may not be immediately saleable; and (ii) a promissory note in the principal amount of $5,000,000 (the “Helios Note”). Pursuant to the Helios Note, the Company has agreed to pay $5,000,000, plus all accrued interest thereon, on the later of the 180th calendar day following the closing or when MoviePass’ common stock becomes listed on the Nasdaq Stock Market or the New York Stock Exchange. If MoviePass is not listed on such an exchange on or before June 1, 2018 (the “Extended Listing Maturity Date”), then, within ten (10) business days thereafter, the Company will redeem the outstanding principal (not to exceed $5,000,000) and accrued unpaid interest on the Helios Note as of the Extended Listing Maturity Date (the “Redemption Amount”) in exchange for the Company tendering to MoviePass for immediate cancellation such number of MoviePass shares in consideration of the immediate and automatic cancellation of the Company’s obligation to repay any outstanding principal and accrued interest under the Helios Note. There can be no assurance that MoviePass will become listed on the Nasdaq Stock Market or the New York Stock Exchange in a timely manner, if at all, which would lead to an even more urgent need on the part of MoviePass to secure additional funding.

MoviePass’ ability to develop and implement new and updated features and services may be more difficult than expected and may not result in sufficient increases in revenue to justify the costs.

Attracting and retaining subscribers requires MoviePass to continue to improve the technology underlying its applications and to continue to develop new and updated features, services and applications. If MoviePass is unable to do so on a timely basis, or if it’s unable to implement new features and services without disrupting its existing applications, MoviePass may lose current and potential subscribers. MoviePass relies on a combination of internal development, strategic relationships and licensing to develop its service offering and related features. The development and implementation of new technologies, features and services may cost more than expected, may take longer than originally expected, may require more testing than originally anticipated, or may require the acquisition of additional personnel, technology and other resources. There can be no assurance that MoviePass’ revenue opportunities from any new or updated technologies, applications, features or services will justify the amounts spent.

MoviePass’ success depends on its ability to maintain its brand. If events occur that damage its brand, MoviePass’ business and financial results may be harmed.

MoviePass’ success depends on its ability to maintain the value of its brand. Maintaining, promoting, and positioning the MoviePass brand will depend largely on the success of its marketing efforts and its ability to provide consistent, high quality products and services through its applications. The MoviePass brand could be harmed if MoviePass fails to achieve these objectives or if its public image or brand were to be tarnished by negative publicity. MoviePass’ reputation and brand may be harmed if it fails to maintain a consistently high level of customer service. Executing the strategies necessary to maintain its brand may require MoviePass to make substantial investments, and these investments may not be successful. Such failures may adversely affect MoviePass’ business, financial condition and operating results.

Any material disruption or breach of MoviePass’ information technology systems or those of third-party partners could materially damage subscriber and business partner relationships, and could subject MoviePass to significant reputational, financial, legal, and operational consequences.

Despite the implementation of security measures, the servers of MoviePass’ computing providers and other systems, and other third parties on which MoviePass relies, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Any material disruption or slowdown of MoviePass’ systems or those of third parties whom MoviePass depends upon, including a disruption or slowdown caused by MoviePass’ failure to successfully manage significant increases in subscriber volume or successfully upgrade applicable systems, system failures, viruses, security breaches, or other causes, could harm MoviePass’ brand and reputation, and cause revenues to decline. To the extent that any disruption or security breach was to result in a loss of or damage to data or applications, or inappropriate disclosure of confidential or proprietary information, MoviePass could incur liability and the further development of products and services could be delayed. In addition, if changes in technology cause MoviePass’ information systems, or those of third parties on whom MoviePass depends, to become obsolete, or if such information systems are inadequate to handle MoviePass’ growth, MoviePass could lose subscribers and its business and operating results could be adversely affected.

MoviePass’ online services are dependent on the development and maintenance of the Internet infrastructure.

MoviePass’ ability to deliver its online services is dependent on the development and maintenance of the infrastructure provided by the Internet, which is maintained by third parties. The Internet has experienced a variety of outages and other delays as a result of damages to portions of its infrastructure, and it could face outages and delays in the future. The Internet has also experienced, and is likely to continue to experience, significant growth in the number of users and the amount of traffic. If the Internet continues to experience increased usage, the Internet infrastructure may be unable to support the demands placed on it. In addition, the reliability and performance of the Internet may be harmed by increased usage or by denial-of-service attacks. Any resulting interruptions in MoviePass’ services or increases in response time could, if significant, result in a loss of potential or existing subscribers and, if sustained or repeated, could reduce the attractiveness of MoviePass’ service offerings.

MoviePass’ failure or inability to protect its intellectual property rights could diminish the value of its brand and weaken its competitive position.

MoviePass relies on a combination of trademark, trade secret, and unfair competition laws, as well as confidentiality agreements and procedures and licensing arrangements, and where appropriate, patents and copyright to establish and protect its intellectual property rights. There is a risk that the steps taken by MoviePass to protect its intellectual property rights will be inadequate to prevent infringement of such rights by others, including imitation of MoviePass’ services and misappropriation of its brand. Additionally, the process of obtaining patent or trademark protection is expensive and time-consuming, and MoviePass may not be able to prosecute all necessary or desirable patent applications or apply for all necessary or desirable trademark applications at a reasonable cost or in a timely manner.

Moreover, costly and time-consuming litigation could be necessary to enforce and determine the scope of MoviePass’ proprietary rights, and its failure or inability to obtain or maintain trade secret protection or otherwise protect its proprietary rights could adversely affect its business. MoviePass may be subject to intellectual property-related lawsuits in various jurisdictions, and there is a risk that MoviePass’ products or activities violate the patents, trademarks, or other intellectual property rights of third-party claimants. MoviePass may also need to institute litigation to protect its own intellectual property from third party infringers. Costs of supporting such litigation and disputes may be considerable, and there can be no assurances that a favorable outcome will be obtained. Patent infringement, trademark infringement, trade secret misappropriation, and other intellectual property claims and proceedings brought against MoviePass or brought by MoviePass, whether successful or not, could result in substantial costs, harm to the MoviePass brand, and have an adverse effect on MoviePass’ business.

If MoviePass is not able to manage its growth, its business could be affected adversely.

MoviePass’ subscriber base has expanded rapidly since August 15, 2017, when it announced its new subscription price of $9.95 per month. MoviePass may not be able, for many reasons, including lack of financing or adequate personnel resources, to meet the demand to timely deliver MoviePass cards to its subscribers or otherwise service its business. As a result, MoviePass could experience a significant slowdown or stoppage as it attempts to serve the expanding subscriber base.

MoviePass anticipates that further expansion of its operations will be required to address any significant growth in its subscriber base and to take advantage of favorable market opportunities. Any future expansion will likely place significant demands on its managerial, operational, administrative and financial resources. If it is not able to respond effectively to new or increased demands that arise because of MoviePass’ growth, or, if in responding, MoviePass’ management is materially distracted from current operations, MoviePass’ business may be affected adversely.

If MoviePass’ efforts to attract and service subscribers are not successful, its revenues and results of operations will be affected adversely.

MoviePass must continue to attract, retain and grow the number of its subscribers. To succeed, it must continue to attract a large number of subscribers who have traditionally used online and pay cable channels, such as Netflix, HBO and Showtime, and pay-per-view and video-on-demand as opposed to attending movie theaters. MoviePass’ ability to attract and retain subscribers will depend in part on its ability to consistently provide subscribers a high quality experience for purchasing passes and viewing movies in theaters. If consumers do not perceive MoviePass’ service offering to be of high quality, or if MoviePass introduces new services that are not favorably received by customers, it may not be able to attract or retain subscribers. If its efforts to satisfy its existing subscribers are not successful, MoviePass may not be able to attract new subscribers, and as a result, its revenue and results of operations will be affected adversely.

If MoviePass is unable to compete effectively, its business will be affected adversely.

The market for filmed entertainment ticketing services is intensely competitive and subject to rapid change. MoviePass may experience competition that could negatively affect demand for MoviePass’ service or ability to be accepted at certain theater chains. Current potential competitors include Atom Tickets, MovieTickets.com, Fandango as well as potential exhibitors offering their own subscription services.

Many consumers maintain simultaneous relationships with multiple filmed entertainment ticketing providers and can easily shift spending from one provider to another. If MoviePass is unable to successfully compete with current and new competitors and technologies, it may not be able to achieve adequate market share, increase its revenues, or achieve and maintain profitability.

Many of its competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than MoviePass does. Some of its competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantially more resources to marketing and website and systems development than MoviePass does. In addition, MoviePass’ competitors may form or extend strategic alliances with studios, exhibitors and distributors that could affect adversely its ability to compete on favorable terms.

The loss by MoviePass of one or more of its key personnel, or its failure to attract, assimilate and retain other highly qualified personnel in the future, could seriously harm MoviePass’ existing business and new service developments.

MoviePass depends on the continued services and performance of its key personnel, particularly its Chief Executive Officer Mitch Lowe and other key members of management. In addition, much of MoviePass’ key technology and systems are custom made for its business by its personnel. The loss of MoviePass key managerial and key technology personnel could disrupt its operations and have an adverse effect on its ability to grow and expand its business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have disclosed in our Current Reports of Form 8-K the issuance of unregistered equity securities during the quarter ended September 30, 2017.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)         Exhibits

2.1	Securities Purchase Agreement dated August 15, 2017 between the Company and MoviePass Inc., incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, as filed with the SEC on August 15, 2017.

3.1	Certificate of Incorporation of the Company, incorporated by reference to exhibit 3.1 to the Annual Report on Form 10-K, as filed with the SEC on June 30, 2010.

3.1.1	Certificate of Amendment to Certificate of Incorporation of the Company, incorporated by reference to exhibit 3.3 to the Quarterly Report on Form 10-Q for the period ended June 30, 2011, as filed with the SEC on May 13, 2011.

3.1.2	Certificate of Amendment to Certificate of Incorporation of the Company, incorporated by reference to exhibit 3.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 2011, as filed with the SEC on August 15, 2011.

3.2	Bylaws of Helios and Matheson Analytics Inc., incorporated by reference to exhibit 3.2 to the Annual Report on Form 10-K, as filed with the SEC on June 30, 2010.

4.1	Form of Senior Secured Convertible Notes issued by the Company to an institutional investor on August 16, 2017, incorporated by reference to exhibit 4.3 to the Current Report on Form 8-K, as filed with the SEC on August 15, 2017.

4.2	Form of Investor Note issued to the Company by an institutional investor on August 16, 2017, incorporated by reference to exhibit 4.4 to the Current Report on Form 8-K, as filed with the SEC on August 15, 2017.

4.3	Form of Warrant issued by the Company to an institutional investor on August 16, 2017, incorporated by reference to exhibit 4.3 to the Current Report on Form 8-K, as filed with the SEC on August 22, 2017.

4.4	Form of Warrant issued by the Company to a placement agent on August 16, 2017, incorporated by reference to exhibit 4.4 to the Current Report on Form 8-K, as filed with the SEC on August 22, 2017.

4.5	Subordinated Convertible Promissory Note in the principal amount of $5,000,000 issued by MoviePass Inc. to the Company on August 18, 2017, incorporated by reference to exhibit 4.1 to the Current Report on Form 8-K, as filed with the SEC on August 15, 2017.

4.5	Senior Convertible Note in the principal amount of $697,000 issued by the Company to an institutional investor on September 20, 2017, incorporated by reference to exhibit 4.1 to the Current Report on Form 8-K, as filed with the SEC on September 20, 2017.

10.1	Transaction Voting and Support Agreement executed by the Company and certain stockholders, incorporated by reference to exhibit 10.3 to the Current Report on Form 8-K, as filed with the SEC on August 15, 2017.

10.2	Securities Purchase Agreement executed by the Company and an institutional investor on August 15, 2017, incorporated by reference to exhibit 10.10 to the Current Report on Form 8-K, as filed with the SEC on August 15, 2017.

10.3	Registration Rights Agreement executed by the Company and an institutional investor on August 16, 2017, incorporated by reference to exhibit 10.11 to the Current Report on Form 8-K, as filed with the SEC on August 15, 2017.

10.4	Security and Pledge Agreement executed by the Company together with its subsidiaries and an institutional investor on August 16, 2017, incorporated by reference to exhibit 10.12 to the Current Report on Form 8-K, as filed with the SEC on August 15, 2017.

10.5	Guaranty executed by Zone Technologies, Inc. and HMNY Zone Loan LLC in favor of an institutional investor on August 16, 2017, incorporated by reference to exhibit 10.13 to the Current Report on Form 8-K, as filed with the SEC on August 15, 2017.

10.6	Letter dated August 27, 2017 from the Company to an institutional investor, incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, as filed with the SEC on September 28, 2017.

10.7	Amendment and Exchange Agreement dated September 19, 2017 between the Company and an institutional investor, incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, as filed with the SEC on September 20, 2017.

10.8	Voting and Lockup Agreement between the Company and Theodore Farnsworth.

10.9	Voting and Lockup Agreement between the Company and Helios and Matheson Information Technology Ltd.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIOS AND MATHESON ANALYTICS INC.

Date: November 14, 2017	By:	/s/ Theodore Farnsworth
Name: Theodore Farnsworth
Title: Chief Executive Officer (Principal Executive Officer)

HELIOS AND MATHESON ANALYTICS INC.

Date: November 14, 2017	By:	/s/ Stuart Benson
Name: Stuart Benson
Title: Chief Financial and Accounting Officer (Principal Financial Officer)

