Form 10-K
period 2017-12-31
Helios & Matheson Analytics Inc.
filed 2018-04-17
CIK 1040792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission File Number: 0-22945

HELIOS AND MATHESON ANALYTICS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3169913
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Empire State Building, 350 Fifth Avenue New York, New York 10118	(212) 979-8228
(Address of Principal Executive Offices)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class:	Name of Exchange on which Registered:
Common stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§235.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $8,627,586 based on a per share price of $2.43, which was the closing price of the registrant's common stock on such date.

As of April 11, 2018, there were 52,996,631 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

HELIOS AND MATHESON ANALYTICS INC.

 i

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. Any such statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking terms, such as “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “project,” “potential,” “forecast” or the negative of such terms and other comparable terminology. Forward-looking statements in this report include, without limitation, statements related to our financial and operating performance, our plans, strategies, objectives, expectations, intentions and adequacy of resources. Certain important risks, including those discussed in the risk factors set forth in “Part I, Item 1A. Risk Factors” of this report, could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:

●	our ability to successfully develop the business model of MoviePass, Inc., our majority-owned subsidiary;

●	our ability to integrate the operations of MoviePass into our operations;

●	our capital requirements and whether or not we will be able to raise capital when we need it;

●	changes in local, state or federal regulations that will adversely affect our business;

●	our ability to retain our existing clients and market and sell our services to new clients;

●	whether we will continue to receive the services of certain officers and directors;

●	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

●	our ability to effectively react to other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission, such as fluctuation of quarterly financial results, reliance on third party consultants, litigation or other proceedings and stock price volatility; and

●	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

The forward-looking statements are based on our beliefs, assumptions and expectations of future events, taking into account all information currently available to us. Forward-looking statements are not guarantees of future events or of our performance. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those made in “Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Part I, Item 1A. Risk Factors” in this report, and any of those made in our other reports filed with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

ii

PART I

ITEM 1. BUSINESS

General

Since 1983, Helios and Matheson Analytics Inc. (“Helios and Matheson”, the “Company”, “we”, “us” or “our”) has provided high quality information technology, or IT, services and solutions including a range of technology platforms focusing on big data, business intelligence, and consumer-centric technology. More recently, to provide greater value to stockholders, the Company has sought to expand its business primarily through acquisitions that leverage its capabilities and expertise. The Company is headquartered in New York City, has an office in Miami Florida and has an office in Bangalore India. The Company's common stock is listed on The Nasdaq Capital Market (“Nasdaq”) under the symbol “HMNY”. Our website address is www.hmny.com. Information on our website is not a part of this report.

On November 9, 2016, we acquired Zone Technologies, Inc., a Nevada corporation (“Zone”), a state-of-the-art mapping and spatial analysis company, and on December 11, 2017 we acquired a majority interest in MoviePass Inc., a Delaware corporation, whose primary product offering is MoviePass™, the nation’s premier movie theater subscription service. MoviePass Ventures, LLC, a Delaware limited liability company (“MoviePass Ventures”), was formed in January 2018 and is a wholly-owned subsidiary of the Company. MoviePass Ventures aims to collaborate with film distributors to share in distribution fees while using the data analytics MoviePass offers for marketing and targeting services for MoviePass’ paying subscribers using the platform. In April 2018, MoviePass Ventures entered into an Acquisition Co-Financing and Distribution Agreement with Orchard Enterprises NY, Inc. for the purpose of co-funding the acquisition, advertising and promotion of MoviePass Ventures’ first film, titled “American Animals”, which premiered at the 2018 Sundance Film Festival.

Zone Technologies, Inc.

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

While RedZone Map is a fully functioning app available for free in the Apple App Store and the Google Play Store, the Company has not yet derived any advertising or other revenues from the app.

Zone Spin-Off

In March 2018, we announced that our Board of Directors approved a plan to spin-off Zone, our wholly-owned subsidiary. Following the spin-off, Zone would become an independent publicly traded company that we would expect to also be listed on Nasdaq. The spin-off is subject to numerous conditions, including, the effectiveness of a Registration Statement on Form S-1 to be filed with the Securities and Exchange Commission (the “Commission”), the approved listing of Zone’s common stock on Nasdaq.

Pursuant to the spin-off, we plan to distribute shares of Zone common stock as a dividend to persons who hold common stock of the Company as of a record date to be determined. The Company expects to set a record date to determine the stockholders entitled to receive shares of Zone in the spin-off for approximately 20 to 40 days before the effective date of the spin-off. Holders of any convertible notes and warrants of the Company outstanding as of the applicable record date may be entitled to participate in the dividend of Zone shares in the spin-off in accordance with the terms of such notes and warrants. The strategic goal of the spin-off is to create two separate companies, each of which can focus on its own strengths and operational plans and be publicly traded. There is no assurance that we will be able to complete the spin-off, and our Board of Directors may at any time decide not to proceed with the spin-off.

Acquisition of Majority Interest in MoviePass

On August 15, 2017, we entered into a Securities Purchase Agreement with MoviePass, which the Company and MoviePass amended on October 6, 2017 (collectively, the “MoviePass SPA”). On December 11, 2017, the Company completed its acquisition of a majority interest in MoviePass (such acquisition, the “MoviePass Transaction”), pursuant to the MoviePass SPA.

At the closing of the MoviePass Transaction (the “MoviePass Closing”), MoviePass issued to the Company shares of its common stock representing 51.71% of its outstanding common stock in exchange for the following consideration: (1) a subordinated convertible promissory note in the principal amount of $12,000,000 (the “Helios Convertible Note”), which is convertible into shares of the Company’s common stock, subject to approval by the Company’s stockholders; (2) a $5,000,000 promissory note issued to MoviePass (the “Helios Note”); and (3) the cancellation of a convertible promissory note issued by MoviePass to the Company in an aggregate principal amount of $11,500,000.

In addition, pursuant to the terms of the Note Purchase Agreement, dated as of December 11, 2017 (the “Kelly Note Purchase Agreement”), among the Company, MoviePass and Christopher Kelly, a director, stockholder and noteholder of MoviePass (“Kelly”), the Company agreed to purchase from Kelly, within two business days after the MoviePass Closing, MoviePass convertible promissory notes in an aggregate principal amount of $1,000,000 (the “Kelly Notes”) for $1,000,000 in cash, which converted into shares of MoviePass Common Stock amounting to an additional 2% of the outstanding shares of MoviePass Common Stock on a post-transaction basis, pursuant to a Note Conversion Agreement entered into between the Company and MoviePass (the “Kelly Note Conversion Agreement”).

On October 11, 2017, the Company and MoviePass also entered into an investment option agreement (the “Original Option Agreement”) pursuant to which MoviePass granted the Company an option to purchase additional shares of common stock of MoviePass (the “MoviePass Common Stock”) in an amount of up to $20 million (the “Original Option”). The Company exercised the Original Option in full. Upon full exercise of the Original Option, the Company owned 62.41% of the outstanding shares of MoviePass Common Stock (excluding shares underlying MoviePass options and warrants). In addition, pursuant to the Original Option Agreement, upon the MoviePass Closing, the outstanding convertible promissory notes issued by MoviePass to the Company (each a “MoviePass Option Note”) in an aggregate principal amount of $12,150,000 as of the MoviePass Closing date, including option exercises by the Company on December 5, 2017 and December 7, 2017 in an aggregate amount of $2,800,000, were cancelled in exchange for additional shares representing 8.7% of MoviePass’ common stock, plus additional cash payments to MoviePass aggregating $7,850,000.

Following the full exercise of the Original Option, from December 19, 2017 through February 20, 2018, the Company provided cash advances to MoviePass to support MoviePass’ working capital and operational requirements, as well as to support the expansion of MoviePass’ business plans and objectives. The total amount advanced by the Company to MoviePass during this period totaled $55,525,000 (the “Advance”).

On March 8, 2018, the Company entered into a Subscription Agreement with MoviePass (the “March 2018 Agreement”), pursuant to which, in lieu of repayment of the Advance, MoviePass agreed to sell to the Company an amount of MoviePass Common Stock equal to 18.79% of the total then outstanding MoviePass Common Stock (excluding shares underlying MoviePass options and warrants) (the “March 2018 MoviePass Purchased Shares”), based on a pre-money valuation of MoviePass of $240,000,000 as of December 31, 2017. Pursuant to the March 2018 Agreement, MoviePass also agreed to issue to the Company, in addition to the March 2018 MoviePass Purchased Shares, without payment of additional consideration by the Company, for purposes of anti-dilution, an amount of shares of MoviePass Common Stock that caused the Company’s total ownership of the outstanding shares of MoviePass Common Stock (excluding shares underlying MoviePass options and warrants), together with the March 2018 MoviePass Purchased Shares, to equal 81.2% as of March 8, 2018.

In addition, from March 1, 2018 through April 12, 2018, the Company advanced a total of $35,000,000 to MoviePass (the “Second Advance”). On April 16, 2018, the Company entered into an additional Subscription Agreement with MoviePass (the “April 2018 Agreement”), pursuant to which, in lieu of repayment of the Second Advance, MoviePass agreed to sell to the Company an amount of MoviePass Common Stock equal to 10.6% of the total then outstanding MoviePass Common Stock (excluding shares underlying MoviePass options and warrants) (the “April 2018 MoviePass Purchased Shares”), based on a pre-money valuation of MoviePass of $295,000,000 as of March 31, 2018. Pursuant to the April 2018 Agreement, MoviePass also agreed to issue to the Company, in addition to the April 2018 MoviePass Purchased Shares, without payment of additional consideration by the Company, for purposes of anti-dilution, an amount of shares of MoviePass Common Stock that caused the Company’s total ownership of the outstanding shares of MoviePass Common Stock (excluding shares underlying MoviePass options and warrants), together with the April 2018 MoviePass Purchased Shares, to equal 91.8% as of March 8, 2018.

As of the date of this report, the Company owns approximately 91.8% of MoviePass’ outstanding common stock (excluding shares underlying MoviePass options and warrants).

Acquisition of Moviefone Assets from Oath Inc. (a Verizon company)

On April 4, 2018, the Company completed the acquisition of Moviefone assets from Oath Inc., an entertainment service owned by Oath Inc. (formerly, AOL Inc.), a wholly-owned subsidiary of Verizon Communications Inc. Moviefone provides over 6 million monthly unique visitors full access to the entertainment ecosystem, from movie theaters to streaming content. The Company believes the Moviefone acquisition will help MoviePass continue to grow its subscriber base and expand its marketing and advertising platform for its studio and brand partners. The Company also believes Moviefone will allow the Company and MoviePass to provide relevant and appealing content to moviegoers while simultaneously increasing the value of the Moviefone brand.

MoviePass Business

MoviePass was incorporated in Delaware in 2011 and is the leading movie theater subscription service in the United States that allows members to see a new movie every day in theaters nationwide for a low fixed price. Once they sign up for the MoviePass service online, subscribers are prompted to download the MoviePass application on their smart phones and are then mailed a MoviePass debit card. Customers can also subscribe with MoviePass via the MoviePass application. The MoviePass application shows subscribers the show times of movies that are currently showing at the local movie theaters listed in the MoviePass application. The application highlights selective films designed for a specific subscriber, which prominently displays the title once a subscriber opens the application. MoviePass subscribers can use the debit card or, in select theaters, the MoviePass application, to purchase up to one movie ticket per day at any of the movie theaters listed in the MoviePass application without paying any additional costs.

During the four months after MoviePass’ announcement of its $9.95 per month subscription plan in August 2017, MoviePass grew to over 1,000,000 total paying subscribers including those on either its monthly or annual plans. This represents strong growth when compared to other subscription-based companies, such as Spotify, Hulu, ClassPass and Netflix, which achieved 1,000,000 subscribers in over 5, 10, 17 and 39 months, respectively, estimated based on information available publicly from various news and other sources. MoviePass surpassed 1,500,000 paying subscribers in January 2018 and 2,000,000 paying subscribers in February 2018.

On December 12, 2017, MoviePass and Fandor, the streaming service with the largest collection of independent films, documentaries, international features and shorts, announced that both companies partnered with Costco Wholesale Corporation (“Costco”) to offer a one-year subscription plan for a flat fee of $70.00 paid in advance. The subscription plan for both services was made available exclusively to Costco members for a limited time and covers a year of membership for both MoviePass and Fandor. The subscription plan was extended through February 2018.

In February 2018, MoviePass and Fandor launched a limited-time annual subscription plan to allow movie-goers to see a new movie in a movie theater every day for a year, and have access to the full Fandor content library for a year, for a flat fee of $105.35 paid in advance ($7.95 per month plus a one-time $19.95 processing fee less $10 of revenue share with Fandor).

In March 2018, MoviePass announced that, for a limited time, it would offer its annual subscription to new subscribers for $6.95 per month, paid annually and with a one-time processing fee of $6.55.

MoviePass is led by Theodore Farnsworth the Chairman and CEO of Helios and Matheson, Mitch Lowe, its Chief Executive Officer, Sanjay Puri, its Chief Strategy Officer, Bernadette McCabe, its Senior Vice President of Exhibitor Relations, Mike Berkley, Chief Product Officer, Khalid Itum, Vice President of Business Development and Chris Kelly, its Chairman.

MoviePass Ventures

MoviePass Ventures was formed as a Delaware limited liability company in January 2018 and is a wholly-owned subsidiary of Helios and Matheson. MoviePass Ventures aims to collaborate with film distributors to share in waterfall profits and ancillary revenues while using the data analytics MoviePass offers for marketing and targeting services for MoviePass’ paying subscribers using the platform.

MoviePass and MoviePass Ventures Market Opportunity

Motion Picture Association of America Report

Movie going is embedded in American society and enjoyed by people of all races, ages and socio-economic levels. The 2017 Theatrical Market Statistics Report  issued by the Motion Picture Association of America (the “MPAA Report”) reports that more than three quarters (76%) of the U.S./Canada population aged two or older, or 263 million people, went to a movie at the cinema at least once in 2017. According to the MPAA Report, the typical moviegoer bought 4.7 tickets per year in 2017, for a total of $1.24 billion in tickets sold in 2017. Moreover, according to the MPAA Report, 12% of the U.S./Canada population are frequent moviegoers who attend the cinema once a month or more. These individuals are responsible for 49% of all tickets sold. More than half the population are occasional moviegoers (53%), who are also responsible for 49% of all tickets. In 2017, 24% of the U.S./Canada population did not attend the cinema.

MoviePass intends to encourage increased attendance at movie theaters with the subscription model by targeting the occasional movie goer (those who attend less than once a month) who represent 82% of the total movie going market.

MoviePass’ current buying power at U.S. movie theaters represents approximately 6.1% of the U.S. box office, with MoviePass buying approximately one in every seventeen tickets in the United States. Its strong subscriber trends and potential for customer engagement drive several revenue opportunities. The value proposition to consumers to obtain low-cost access to regular theater attendance can benefit key constituents and customers of MoviePass’ business: exhibitors, studios, distributors and consumers themselves. Through its continued efforts at targeting and improving the consumer experience, MoviePass aims to maintain its strong subscriber growth and to leverage such growth with its key constituents to improve operational efficiencies, create cross-platform synergies and create multiple growing revenue streams.

Exhibitors

MoviePass believes it is in a unique position to benefit movie exhibitors and theaters and to address the challenges they have faced in recent years. Specifically, theater trends have pointed to stagnant sales, higher prices, lower attendance, consolidation and limited customer engagement. The trends have been driven in part by a significant increase in in-home content. With its large and growing subscriber base, MoviePass believe it is in a position to increase theater attendance, increase concession sales and drive subscribers to consume movie content in the theaters rather than at home. MoviePass’ ability to drive theater attendance can benefit theaters across the country, as MoviePass is currently available in over 91% of U.S. movie theaters.

Through written agreements with various exhibitors throughout the U.S., MoviePass has put together a strategy to lift theater attendance through Application Program Interface (API) integration and rigorous survey and statistical data. These arrangements with exhibitors have ranged historically from short term trial programs to formal agreements spanning more than 8 months. MoviePass’ agreements with exhibitors typically create revenue opportunities for MoviePass by (a) allowing MoviePass to purchase movie tickets directly from the exhibitor at discounts, or (b) allowing MoviePass to receive rebates from exhibitors off tickets purchased at face value. MoviePass works with the exhibitors to make up the discounted amount in MoviePass’ ticket prices by targeting its subscribers to effect concession sales from such exhibitor partners to net the cost of the exhibitor ticket discount.

Under the terms of its exhibitor agreements, MoviePass places exhibitor partners’ theaters as a priority within its services and API to provide top visibility for a partner exhibitor’s theater. MoviePass may also integrate an exhibitor’s loyalty program with its own API for consumption and concession spend data and for purposes of enabling MoviePass customers to earn benefits for movies they view at the selected exhibitor’s theaters. The placement and check-in from home features have been the primary drivers of MoviePass’ lift in attendance for its partner locations. The exhibitor agreements also allow for MoviePass to incorporate electronic ticketing, advanced ticketing, seat selection and show times at select exhibitor theaters. MoviePass’ arrangements with its exhibitor partners also allow subscribers to check in with exhibitor theaters from anywhere and to choose their seats, which contrasts to other theaters with which MoviePass does not maintain exhibitor agreements. In such theaters, MoviePass subscribers must be within 100 yards within location of the theater to check in.

MoviePass is also currently working on additional planned features in conjunction with its exhibitor partners. These include “family and friends” offerings, VIP lines, promotions and incentives for specific films which utilize surveys and other interactive engagement tools with exhibitor patrons, distribution of vendor content within the application and a “night out at the movies” program, in which MoviePass participates in revenue from its national brand partnerships. Through its “night out at the movies” program, MoviePass also believes it can create unique out-of-home experiences for its subscribers built around movie-going.  By partnering with ride-share companies, malls, local retailers and restaurants, MoviePass hopes to offer customers discounted experiences (in addition to the movie ticket) built around a night at the cinema. MoviePass aims to use its integrated application technology to connect and direct consumers to exhibitors and to drive theater attendance by creating profitable partnerships.

MoviePass Ventures aims to leverage the Company’s and MoviePass’ ability to increase movie theater attendance for select films through their advanced marketing efforts and working directly with distributors to drive consumers toward select independent films and share in the economic performance of those films.

The Company intends to combine its data and artificial intelligence technology with MoviePass’ technology. With our big data and artificial intelligence platforms and other technologies that we own, we believe we will be able to bring a significant technological advantage to MoviePass and MoviePass Ventures.

Studios and Distributors

Through its user-friendly mobile application and its targeted efforts to engage its growing list of subscribers, MoviePass has shown an ability to drive its subscribers to see movies that they would not have otherwise seen. As a result, MoviePass has been pursuing numerous opportunities with studios and independent distributors. MoviePass has closed several paid opportunities with different studios and independent distributors to promote a variety of movies from limited releases to wide release blockbusters.

MoviePass offers studios the ability to increase patronage of select movies by an active promotional strategy of select movie titles. In three recent examples, MoviePass was able to use its strategy of actively promoting title to (i) increase a wide distribution opening box office weekend for a film by 13.2%, (ii) increase a Thursday night preview showing for a film by 11.1% and (iii) increase a Thursday night preview showing for another film by 27.2%. Up to the date of this report, MoviePass has promoted a total of 26 films, though MoviePass does not disclose whether marketing campaigns for those films are from paid distributor engagements or whether the tests were approved by distributors or studios. MoviePass also aims to create additional revenue opportunities with studios by driving subscribers toward merchandise and products related to particular films.

MoviePass has entered into a number of revenue producing agreements with film distributors aimed at increasing attendance for specific titles. Distributors aim to leverage MoviePass’ large subscriber base by engaging MoviePass to target portions of its subscribers based on relevant subscriber information and preferences obtained through subscribers’ use of the MoviePass application. MoviePass works to increase attendance for select titles by sending its subscribers dedicated emails and push notifications for those titles at various agreed-upon times aligned with the timing of a title’s release. The targeted emails are meant to capture subscribers who reside within a certain radius of theaters where the select title is being screened. Various agreements also include additional specific data-based targeting efforts, including hyper-targeting subscribers who saw up to a certain number of comparable titles, using various creative messaging tactics via email.

MoviePass also conducts extensive social media marketing campaigns under its agreements with distributors. As an example of a social media marketing campaign, MoviePass may post dedicated content for a select movie title on social media on each of its branded platforms on dates mutually agreed upon with the distributor. MoviePass will then hyper-target certain subscribers who saw a number of comparable titles that have been released theatrically during a period of several months immediately prior to the release of the title in question. It will then send up to three separate hyper-targeting emails to each of those subsets of viewers. In certain circumstances, where a title in question is being released widely, MoviePass will provide these services to its entire subscriber base, while excluding agreed upon control groups.

MoviePass may also designate such films with premium title placement within the MoviePass application for various amounts of time. This includes the placement of MoviePass’ App Marquee, which appears on the opening screen of the application. In conjunction with opening weekend attendance, MoviePass also conducts surveys of statistically-relevant sample sizes for opening weekend attendees, after which it prepares aggregated anonymous survey results and data insights which it reports to distributors. MoviePass believes that its subscriber base is interactive and connected, resulting in the ability of MoviePass through its marketing efforts to generate valuable impressions to consumers on behalf of distributors.

MoviePass may also enter into revenue producing arrangements with distributors for pre-release promotional screenings. On more than one occasion, a distributor agreed to book an auditorium on behalf of MoviePass subscribers and facilitated their entrance to the screening. MoviePass then agreed to work with the distributor to create an ideal user profile so that MoviePass can specifically target and confirm audience members by viewing history for optimal marketing results. In other instances, distributors have agreed to be responsible for facilitating a MoviePass screening of a select title in certain markets and to arrange for a number of tickets to be allocated for MoviePass subscribers at special advance screenings and regional markets.

The agreements typically have terms of effectiveness until the select title is no longer in theaters. The distributor agreements state that MoviePass owns all rights to the data that is collected by MoviePass resulting from subscriber use of the MoviePass application, including performance and statistical data that it collects based upon subscriber attendance and behavior, surveys conducted, structured data, and visual representation of data.

Compensation to MoviePass for its services under distributor agreements is comprised of fixed dedicated marketing fees and/or performance-based marketing and targeting fees. MoviePass may also be entitled to receive fees, based on a certain percentage and timing of purchases relative to the title’s release, for each ticket purchased by MoviePass, which fees due to MoviePass usually include a fixed component and a variable component. MoviePass may also receive bonuses when it purchases a certain percentage of the tickets sold of a select title in the US during opening weekend.

MoviePass also conducts tests to optimize subscriber experience. MoviePass’ tests generally include testing marketing activities in various sets using in app promotion and placement, social media and targeted email campaigns and push notifications to its subscribers, and then comparing the markets where MoviePass conducted direct promotional efforts against non-promoted markets.

The Company also hopes to leverage MoviePass’ relationships with studios to support MoviePass Ventures. By aiming to co-acquire films or economic participation rights in films with distributors to bring films to the big screen and by driving turnout through the MoviePass app, MoviePass Ventures aims to generate increased revenue participation in the film ecosystem. The Company believes MoviePass Ventures’ theatrical releases would benefit from MoviePass’ target marketing platform and a data-driven theatrical booking strategy. MoviePass’ relationships with studios may create opportunities for MoviePass Ventures to better identify and select film opportunities for promotion and economic participation rights. MoviePass hopes that the ability to generate more content for MoviePass’ subscribers may also lead to increased subscribers, lower attrition, and expanded use by MoviePass’ customers of various MoviePass offerings.

Consumers

MoviePass’ core business model rests largely on its ability to continue to improve the consumer experience. MoviePass aims to do this by targeting a consumer experience that is mobile first, with features such as its “search & discovery” and “transact and enjoy” tools in the MoviePass mobile application. The movie going experience for MoviePass subscribers is a simple process, by which the subscriber first signs up for a monthly membership plan, for as low as $6.95 per month, and receives a MoviePass debit card in the mail. The subscriber then uses the MoviePass application to, sequentially, choose a movie, choose a theater, choose a show time and finally “check in.” The aim of MoviePass’ low cost and straightforward process is to create an experience for consumers to see more movies, save money, and reduce regret of the movie going experience. MoviePass believes that the simplicity of the process and the ability to engage with consumers through the various steps of the check-in process through the app creates an opportunity to drive consumers to theaters more often and for select films. It also allows MoviePass to derive data insights on interests, activities or spending.

MoviePass aims to further engage consumers by means of its innovative technology platform dedicated to enhancing the exploration of cinema. This includes a versatile, multi-feature application, whose current features include the ability to search movies and theaters, and purchase or redeem tickets. MoviePass also maintains a customer service platform, meant to support its growing list of subscribers and their utilization of the MoviePass application and other technology, and is continuing to work to improve the functionality and utility of this platform.

Vista Partnership

Pursuant to the terms of an API License and Services Agreement, effective as of January 16, 2017 (the “Vista Agreement”), MoviePass has partnered with Vista Group International Ltd, (“Vista”) to work together to integrate Vista’s application programming interfaces (“Vista API”) with MoviePass’ offerings, allowing for a programmatic transfer of information between MoviePass and Vista. Vista is a leading global provider of cinema management software solutions, servicing over 1,700 movie theaters, which representing over 21% of this market in the United States. The Vista Agreement allows MoviePass and Vista to: (i) share transactional information regarding movie tickets purchased by MoviePass subscribers, (ii) develop a specific protocol for onboarding exhibitors and (iii) create mutual provisions for technical support services. The Vista Agreement gives MoviePass the ability to integrate into Vista’s large customer base through the Vista API and to enable a more seamless, fully mobile experience for MoviePass’ and Vista’s customers. The Vista Agreement works to benefit theaters by means of direct integration into theater loyalty programs and to allow theaters to derive data and analytics on customer usage, location and demographics. Under the Vista Agreement, consumers are able to use e-tickets from their mobile devices, invite friends with their mobile devices and purchase food and beverage via mobile applications, all in cashless transactions. MoviePass hopes to utilize this partnership to offer premier technological advantages to its customers relative to other competitors offering movie going promotions and services.

Technology and Payment Processing

MoviePass is a party to card program management agreements for payment and processing services relating to the MoviePass debit card. MoviePass also historically has utilized the sale of prepaid certificates generated by third party vendors. These various arrangements relating to payment processing set forth the arrangements by which MoviePass works with a particular processor and an authorized bank to ensure front end payment on the debit card and back end settlement of the theater payment transactions. They also allocate responsibilities among the parties for handling, among other things, consumer complaints pertaining to non-acceptance payments.

Movie Theater Information

MoviePass obtains relevant information on movie theaters, including show times, ratings and reviews through metadata obtained through various licensed data agreements and content license agreements. These agreements set out the payment terms and relevant ownership and publication information respecting information obtained and utilized by MoviePass to include in its application and to share with its subscribers.

Information Technology Strategy and Operations

Through the legacy business of Helios and Matheson Analytics, we endeavor to provide high-quality, value-based offerings in the areas of application value management, application development, integration, independent validation, infrastructure and information management and analytics services. We believe that our integrated service of Big Data technology, advanced analytics, extensive domain expertise in the areas of financial services and healthcare, including engaging data visualization, empowers our clients to unlock the value of data to make better decisions. We believe that our focus on client satisfaction, business aware solutions and guaranteed delivery provides tangible business value to our client base across banking, financial services, insurance and healthcare verticals.

Our IT Operations

Currently, our IT services include application value management, application development, integration, independent validation, infrastructure, information management and analytics services.

Customers

The revenues of the Company’s top three customers represented approximately 36.3% of the revenues for the year ended December 31, 2017 and 91.3% of the revenues for the year ended December 31, 2016. Three customers represented greater than 10% of the Company’s consulting revenues for such periods.

Primarily, we provide our IT services to Fortune 1000 companies and other large organizations. The companies that we service operate in a diverse range of industries with a concentration in the banking, financial services and automotive industries.

100% of the Company’s revenues were derived from customers within the United States for the years ended December 31, 2017 and December 31, 2016.

Competition

IT

The market for IT consulting and data analytics services is intensely competitive, affected by rapid technological advances and includes a large number of competitors. The Company's competitors include the consulting divisions of the “Big Four” accounting firms, major offshore outsourcing companies, systems consulting and implementation firms, application software development firms, management consulting firms, divisions of large hardware and software companies, and niche providers of IT and data analytics services. Many of these competitors have significantly greater financial, technical and marketing resources than the Company. Competition imposes significant pricing pressures on the Company. The Company does not have a significant competitive presence in the IT services industry.

MoviePass and MoviePass Ventures

The market for filmed entertainment ticketing services is intensely competitive and subject to rapid change. MoviePass’ potential competitors include Atom Tickets, MovieTickets.com, Fandango, AMC Entertainment Holdings Inc.’s AMC Stubs program, Regal Entertainment Group’s Regal Crown Club and Cinemark Holdings, Inc.’s Movie Club, as well as other potential exhibitors offering their own subscription services or loyalty programs. In addition, Sinemia Inc. offers a movie theater subscription service that functions similarly to MoviePass.

AMC Stubs is a loyalty program offered by AMC Entertainment Holdings Inc. with approximately 10.8 million household members. Movie goers can join the loyalty program as either a basic member for free or a premiere member for $15. The basic membership offers free popcorn refills, up to a $2 discount on tickets on Tuesdays, $5 rewards for every 5,000 points (points are earned at a rate of 20 points for every $1 spent), waived online ticket fees and free popcorn on the member’s birthday. Premiere members receive a $5 discount on tickets on Tuesdays, earn 100 points for every $1 spent and all the other benefits that come with the basic membership.

Regal Entertainment Group also offers a loyalty program with approximately 14 million active members called the Regal Crown Club. The program only has one membership option and is free to join. Regal Crown Club members earn credits for every $1 they spend on movie tickets and at concession stands. Points can be redeemed for rewards via the use of a physical card or a virtual card with Regal’s mobile app. Rewards include free concession items, merchandise, movie tickets and more.

On December 5, 2017, Cinemark Holdings Inc. launched Movie Club. Movie Club is a monthly subscription plan that allows subscribers to buy one movie ticket a month for a discounted price of $8.99. Members of Movie Club can roll over unused tickets from month to month and receive a 20% discount on items bought at concession stands. Movie Club membership is only valid at Cinemark theaters.

Many of these competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than MoviePass does. Some of these competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantially more resources to marketing and website and systems development than MoviePass does. In addition, MoviePass’ competitors may form or extend strategic alliances with studios, exhibitors and distributors that could affect adversely MoviePass’ ability to compete on favorable terms.

As a new entrant into film distribution, MoviePass Ventures will have competitors with longer operating histories in the distribution of independent films, deeper ties with industry executives and film producers, and greater financial, marketing and other resources than MoviePass Ventures. MoviePass Ventures will also face competition from larger film distributors which focus on higher budget film production and distribution.

Employees

As of December 31, 2017, the Company had 65 employees in the United States, all of whom are full-time. 13 employees that were not included in the total are third party consultants and 17 that were included in the total are executive, financial, sales and administrative personnel. None of the Company’s employees are represented by a labor union and the Company has never incurred a work stoppage. As of December 31, 2017, the Company had 6 employees in its Indian subsidiary. These include support staff in the human resources, finance and administrative functions.

Intellectual Property Rights

Intellectual Property Rights Related to the Company’s Legacy Business

The Company relies upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom the Company licenses intellectual property, but there can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. In addition, the Company is subject to the risk of litigation alleging infringement of third- party intellectual property rights. Any such claims could require the Company to spend significant sums in litigation, pay damages, develop non-infringing intellectual property or acquire a license to the intellectual property which is the subject of the asserted infringement.

Helios and Matheson Information Technology Ltd. (“HMIT”), the former parent of the Company, granted us a non-exclusive, perpetual, royalty-free right to use the name “Helios and Matheson” and related trademarks, service names and service marks. HMIT may terminate our right to use the name and related trademarks and service marks upon each of the following events: (i) we consummate a business combination or merger, pursuant to which we are not the surviving corporation, or we consummate a sale of all or substantially all of our assets without the consent or approval of HMIT or (ii) we file, or become a debtor subject to, a bankruptcy proceeding which proceeding or filing was not commenced by HMIT or consented to by HMIT.

All ownership rights to software developed by us in connection with a client engagement are typically assigned to the client. In limited situations, we may retain ownership or obtain a license from the client, which permits us or a third party to market the software for the joint benefit of the client and the Company or for the sole benefit of the Company.

Intellectual Property Rights Related to Zone’s Business

Zone owns the following patented technology:

Title	U.S. Patent No.	Patent Expiration Date
Using Customer Relationship Management Data Exhibiting Unique User Identifiers in a Cellular Network for Creating GEO Statistical Representations of the Users	8,285,307	February 15, 2029
Using Customer Relationship Management Data Non Exhibiting Unique User Identifiers for Creating GEO Statistical Representations of the Users.	8,280,407	March 25, 2029
Tempo Spatial Data Extraction from Network Connected Devices	8,700,631	September 24, 2028

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

Intellectual Property Rights Related to MoviePass’ Business

MoviePass uses a combination of trademark, copyright and trade secret laws and confidentiality agreements to protect its proprietary intellectual property. MoviePass has a registered trademark for the MoviePass name. MoviePass owns U.S. Patent Nos. 8,484,133, 8,612,235, and 9,135,578. MoviePass has filed applications for additional trademarks and two patents. MoviePass’ outstanding trademark and patent applications may not be allowed. Even if these applications are allowed, they may not provide MoviePass with a competitive advantage. Competitors may challenge successfully the validity and scope of MoviePass’ patents and trademark(s). MoviePass’ trademark(s), trademark applications, patents, and patent applications may not provide MoviePass with a competitive advantage. To date, MoviePass has relied primarily on proprietary processes and know-how to protect its intellectual property related to its Web site, mobile application and fulfillment processes.

From time to time, MoviePass may encounter disputes over rights and obligations concerning intellectual property. MoviePass believes that its service offering does not infringe the intellectual property rights of any third party. However, it cannot assure you that MoviePass will prevail in any intellectual property dispute.

Seasonality

The Company’s business is subject to seasonality swings, particularly during the holiday season during peak gift giving season. MoviePass typically experiences upward swings in revenues from subscribers and increased sales during Thanksgiving and Christmas. MoviePass is also impacted by theatrical seasonality and the studios’ movie release cycles, which correlate with overall theatrical box office patterns.

Government Regulation

We are not currently subject to direct regulation by any governmental agency other than laws and regulations applicable to businesses generally, such as regulations requiring a business license, federal and state anti-discrimination in employment laws, workplace safety laws and regulations and trade practices laws and regulations.

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

The risks described below are not the only risks that we may face or that could adversely affect us. If any of the events described in the following risk factors actually occurs, or if additional risks and uncertainties later materialize that are not presently known to us or that we currently deem immaterial, then our business, prospects, results of operations and financial condition could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you may lose all or part of your investment in our shares. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

RISKS ASSOCIATED WITH OUR BUSINESS

We changed our primary business to the integration and development of MoviePass.

Since the completion of our acquisition of a majority of the ownership interest of MoviePass Inc., we have primarily focused our resources and business activities towards the integration and development of the MoviePass business. It is possible that we may not achieve profitability with our MoviePass business.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

The report of our independent auditors on our consolidated financial statements for the year ended December 31, 2017 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our incurring significant net losses and our working capital position. Our ability to continue as a going concern will be determined by our ability to obtain additional funding in the short term to enable us to continue the development and integration of our MoviePass business.

RISKS ASSOCIATED WITH OUR MOVIEPASS BUSINESS

If we fail to successfully integrate MoviePass into our internal control over financial reporting, the integrity of our financial reporting could be compromised which could result in a material adverse effect on our reported financial results.

As a private company, MoviePass was not subject to the requirements of the Securities Exchange Act of 1934, as amended, with respect to internal control over financial reporting. The integration of MoviePass into our internal control over financial reporting may require significant time and resources from our management and other personnel and may increase our compliance costs. If we fail to successfully integrate these operations, our internal control over financial reporting may not be effective. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our ability to accurately report our financial results and the market’s perception of our business and stock price.

MoviePass has incurred losses since inception. To continue to support the business objectives of MoviePass, we have a present need for additional funding, which may be unavailable to us.

MoviePass has incurred losses since its inception and has a present need for additional funding. These factors raise substantial doubt about the Company’s ability to continue as a going concern. For the foreseeable future, MoviePass expects to fund its operations from additional debt or equity offerings and increased revenue from MoviePass subscribers and ancillary revenue streams. If MoviePass cannot raise additional short-term capital, it may consume all of its cash needed for operations and, as a result, the expenditures of the Company involved in supporting MoviePass may consume a significant amount of the Company’s cash needed for other operations and business objectives. There are no assurances that we will be able to raise capital on terms acceptable to us. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of the Company’s planned growth or otherwise alter our business objectives and operations, which could harm our business, financial condition and operating results.

MoviePass has a limited operating history and history of net losses, and it is likely that they will experience net losses for the foreseeable future.

MoviePass has experienced significant net losses since inception and, given the significant operating and capital expenditures associated with its business plans, anticipate continuing to incur net losses and significant negative cash flows for the foreseeable future. If MoviePass ever does achieve profitability, of which no assurances can be given, MoviePass may be unable to sustain or increase such profitability.

To achieve and sustain profitability, MoviePass, will need to accomplish numerous objectives, including substantially increasing the number of paying subscribers to its service and securing additional sources of revenue and economies of scale. There is a significant risk that MoviePass will be unable to achieve these objectives, which would damage MoviePass’ business and could lead to the loss of the Company’s investment in MoviePass.

Further, MoviePass currently spends more to retain a subscriber than the revenue derived from that subscriber and MoviePass other sources of revenue are currently inadequate to offset or exceed the costs of subscriber retention. This results in a negative gross profit margin. MoviePass expects its negative gross profit margin to remain significant until MoviePass can sufficiently increase its other sources of revenues to offset the losses or achieve substantial economies of scale. There is no assurance that MoviePass will be able to sufficiently increase its other sources of revenue or be able to achieve economies of scale that would reduce the cost of revenue sufficiently to generate a positive gross profit margin. Failure to achieve positive gross profit margin in the foreseeable future could materially and adversely impact our results of operations.

Increased monthly usage by MoviePass’ subscribers will cause it to incur losses and negative cash flow.

MoviePass’ current monthly subscription pricing plans allow subscribers to see a new movie each day for the entire month. In most cases, MoviePass pays the theaters the full cost for each movie ticket that a subscriber uses. Accordingly, increased movie viewing by subscribers results in significant and increasing losses per subscriber and negative cash flow and adversely affects our financial condition and results of operations.

MoviePass may not gain acceptance from large national exhibitors (movie theater chains), which could have a material adverse effect on MoviePass’ financial condition and results of operations.

MoviePass has historically paid large national exhibitors full price for each ticket purchased by a MoviePass subscriber through the MoviePass application (though in the past, MoviePass has received as much as a 20% discount on movie tickets for its subscribers from a small group of exhibitor partners). Additionally, MoviePass has not historically received a benefit from any large national exhibitors for driving MoviePass subscribers to their theaters (for example, in the form of a portion of concession sales). MoviePass anticipates negotiating discounts on movie tickets and receiving a portion of concession sales to its subscribers attending theaters operated by those exhibitor partners. However, if MoviePass is unable to partner with large national exhibitors, (i) MoviePass likely will continue to be required to pay full price per movie ticket each time a MoviePass subscriber attends a movie theater operated by a large national exhibitor, (ii) MoviePass would be unlikely to share in concession sales to its subscribers attending those theaters, and (iii) MoviePass may not be able to sell digital advertising or data analytics services to those large national exhibitors. If MoviePass is unable to negotiate discounted ticket prices from, share in concession sales with or sell digital advertising or data analytics services to large national exhibitors, MoviePass’ financial condition and results of operations may be materially and adversely affected, MoviePass may not become profitable and MoviePass may not be able to sustain its operations.

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

MoviePass’ subscriber base has expanded rapidly since August 15, 2017, when it announced its new subscription price of $9.95 per month. MoviePass may not be able, for many reasons, including lack of financing or adequate personnel resources, to meet the demand to timely deliver MoviePass cards to its subscribers or otherwise service its business. As such, MoviePass could experience a significant slowdown or stoppage as it attempts to serve the expanding subscriber base.

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

MoviePass’ success depends on its ability to maintain the value of its brand. Maintaining, promoting, and positioning the MoviePass brand will depend largely on the success of its marketing efforts and its ability to provide consistent, high quality products and services through its applications. The MoviePass brand could be harmed if MoviePass fails to achieve these objectives or if its public image or brand were to be tarnished by negative publicity. MoviePass’ reputation and brand may be harmed if it fails to maintain a consistently high level of customer service. Executing the strategies necessary to maintain the value of its brand may require MoviePass to make substantial investments, and these investments may not be successful. Such failures may adversely affect MoviePass’ business, financial condition and operating results.

Any material disruption or breach of MoviePass’ information technology systems or those of third-party partners could materially damage subscriber and business partner relationships, and could subject MoviePass to significant reputational, financial, legal, and operational consequences.

Despite the implementation of security measures, the servers of MoviePass’ computing providers and other systems, and other third parties on which MoviePass relies on, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Any material disruption or slowdown of MoviePass’ systems or those of third parties on which MoviePass depends on, including a disruption or slowdown caused by MoviePass’ failure to successfully manage significant increases in subscriber volume or successfully upgrade applicable systems, system failures, viruses, security breaches, or other causes, could harm MoviePass’ brand and reputation, and cause revenues to decline. To the extent that any disruption or security breach was to result in a loss of or damage to data or applications, or inappropriate disclosure of confidential or proprietary information, MoviePass could incur liability and the further development of products and services could be delayed. In addition, if changes in technology cause MoviePass’ information systems, or those of third parties on which MoviePass depends on, to become obsolete, or if such information systems are inadequate to handle MoviePass’ growth, MoviePass could lose subscribers and its business and operating results could be adversely affected.

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

We depend on motion picture production and performance.

Owing to the stability of the monthly subscription model MoviePass has substantially reduced exposure to any short term volatility that may be caused by fluctuations in motion picture production and performance. We do not see a shortage of programming due to the diversity and stability of our subscribers.

An increase in the use of alternative film delivery methods or other forms of entertainment may drive down subscribers and movie goer attendance.

The continued disruption resulting from the proliferation of alternative film delivery methods and the overwhelming pressure it has created for all distributors and exhibitors is at the heart of our business model. We know that when we support or create a frequent moviegoer that we are creating value across all platforms. With MoviePass our subscribers have proven that they will dramatically increase the Movie going behavior on a sustained basis. We know that people still love going to the movies despite all of the other options they may have.

A deterioration in general economic conditions and its impact on consumer and business spending, particularly by customers in our targeted demographic, would adversely affect our revenue and financial results.

Our business and financial results are influenced significantly by general economic conditions, in particular, those conditions affecting discretionary consumer spending. During past economic slowdowns and recessions, many consumers reduced their discretionary spending and advertisers reduced their advertising expenditures. An economic downturn can result in reduced theater attendance, which could impact subscription renewals.

For consumers, such things as employment levels, fuel prices, interest and tax rates and inflation can significantly impact discretionary consumer spending and as a result subscription growth or attrition.

We may face difficulty in integrating the operations of the business we have acquired and may acquire in the future.

Acquisitions have been and may continue to be an important component of our growth strategy; however, we will need to integrate these acquired businesses successfully in order for our growth strategy to succeed and for us to become profitable. We will implement, and the management teams of the acquired businesses will adopt, our policies, procedures and best practices, and cooperate with each other in aspects of their operations. We may face difficulty with the integration of the businesses we acquire, such as coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. The business we acquired is not profitable and does not have sophisticated financial reporting systems in place, and we are relying on their adoption of our best practices to operate their businesses more efficiently to achieve and maintain profitability. However, we may fail in implementing our policies and procedures, or the policies and procedures may not be effective or provide the results we anticipate for a particular business. Further, we will be relying on these policies and procedures in preparing our financial and other reports as a public company, so any failure of acquired businesses to properly adopt these policies and procedures could impair our public reporting. Management of the businesses we acquire may not have the operational or business expertise that we require to successfully implement our policies, procedures and best practices.

In addition, our growth strategy also includes the development of online properties that we intend to integrate across all of our businesses. This will require, among other things, the integration of the individual websites and databases of each business we have or will acquire. This will be a complex undertaking that may prove more difficult, expensive and time consuming than we expect. Even if we are able to achieve this integration, it may not achieve the benefits we anticipate. If we fail to do this properly and in a timely manner, it could harm our revenue and relationship with our subscribers.

RISKS ASSOCIATED WITH OUR ZONE BUSINESS

The failure to successfully monetize the RedZone Map™ App may adversely affect our future results of operations.

We anticipate that we will be required to invest a significant amount of time and money in developing and monetizing the RedZone Map™ app which, if our efforts are unsuccessful, may not be recovered. To date, we have taken a charge to our profit and loss on our balance sheet of approximately $6.3 million to write down the value of the intangibles related to our Zone acquisition. The failure of consumers to use the RedZone Map™ app may result in the inability to successfully monetize the RedZone Map™ app. Our failure to successfully develop and monetize the RedZone Map app may continue to adversely affect our results of operations.

Zone faces intense competition. If we do not continue to innovate and provide top quality products and services that are useful to users, our operating results could be adversely affected.

Consumers have many map application choices like Google Maps and CrimeReports. While we believe that our offering of the RedZone Map™ app is unique given our advanced technology, crime data and navigation tool, there is no assurance that we may continue to incorporate the most advanced mapping and data technologies. Some of our competitors have greater financial, technical and personnel resources, which enable them to develop or use superior technologies and develop a user basis for their products and services that we are not able to afford. If our technologies become obsolete, we may be placed at a competitive disadvantage.

New technologies that block mobile advertising could adversely affect our business.

Zone’s long-term business model depends greatly on advertising revenue derived from fees paid to it by advertisers in connection with the display of advertisements. New technologies have been developed, and are likely to continue to be developed, that can block the display of online or mobile advertisements. As a result, advertisement-blocking technology could in the future adversely affect our operating results.

Any reduction in anticipated spending by advertisers could harm Zone’s business.

Future advertising revenues are critical to Zone’s business model and if advertisers’ spending on online or mobile advertising is significantly reduced due to any political, economic, social or technological change or any other reason, our financial condition could be adversely affected.

We are reliant on crime data from multiple providers. Should we experience difficulty in acquiring that data, our business could be adversely affected.

Should any of those providers discontinue providing data to us or we otherwise experience disruption in that pipeline, our operations may be adversely affected. If any of those providers require us to pay a much higher fee to use their data in the future that could substantially drive up the costs of our services.

Zone’s business depends on mobile technology and continued, unimpeded access to internet and wireless services. Adverse changes to that access could harm Zone’s business.

A few large companies provide wireless services to consumers. If our users’ access to Internet and wireless services is interfered with or limited due to any political, economic, social or technological reason, we may not be able to make RedZone Map™ readily available to our users or may not be able to do so in an effective manner, including ensuring that the RedZone Map™ app will remain accessible within an acceptable load time. Failure to provide our services in a timely manner without interruption could generate consumer complaints and adversely affect our business.

Zone’s business model depends on branding and marketing and failure to maintain and expand Zone’s user base or maintain a positive image could harm Zone’s business.

We believe that continued marketing efforts will be critical to achieve widespread acceptance of Zone’s products. Our marketing campaigns may not be successful given the expense required. For example, failure to adequately maintain and develop our user base could cause our future revenue growth to decrease. In addition, the RedZone Map™ app provides navigation recommendations based on our database so that drivers can choose safer routes. If we are subject to any criticism for inaccurate information or an unsound recommendation and such criticism negatively impacts the public perception of our RedZone Map™, that could harm our revenues and business.

Increased regulatory scrutiny, in particular, related to privacy and data security issues may negatively impact our business.

Although we are not aware of any current or proposed federal, state or local laws or regulations that would have a material detrimental effect on the RedZone Map™ app or our MoviePass products, there may be increased legal and regulatory scrutiny on our use of data sources, technologies to process data and generate recommendations, the applicability of the recommendations and other aspects of the app. This increased scrutiny may require us to make modifications or improvements to the current technologies we use or may otherwise increase our regulatory compliance costs, which may adversely affect our business.

In particular, the regulatory framework for privacy and security issues is evolving worldwide and is likely to remain in flux for the foreseeable future. Various government and consumer protection agencies have also called for new regulation and changes in industry practices along with increased enforcement of existing laws in the privacy and data security areas. Practices regarding the collection, processing, storage, sharing, disclosure, user content, use and security of personal and other information by companies offering online or mobile services is under increased public and regulatory scrutiny. Our business, including our ability to operate and expand in the United States and internationally or on new technology platforms, could be adversely affected if new legislation or regulations are adopted, interpreted or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our website, mobile applications, products, features or our privacy policy. In particular, the success of our business will be driven by our ability to responsibly use the data that we collect from our users, key suppliers and other sources. Therefore, our business could be harmed by any significant change to applicable laws, regulations or industry standards or practices regarding the storage, use or disclosure of data we collect, or regarding the manner in which the express or implied consent of relevant persons for such use and disclosure is obtained. Such changes may require us to modify our products and features, possibly in a material manner, and may limit our ability to develop new commercial applications for such data as well as new products and features that make use of the data that we collect.

With the potential promulgation of new laws or regulations, we could be subject to claims, lawsuits and other proceedings that may result in adverse outcomes.

Although we are committed to making RedZone Map™ as high in quality as we are capable while maintaining full compliance with applicable laws and regulations, there is no assurance that we will not be the subject of claims, lawsuits or other proceedings arising from our technologies, products or services, especially if any new laws or regulations are promulgated which may greatly increase the risk of litigation by users or third parties. Litigation could be costly and could divert us from focusing on our business operations. If any litigation occurs and results in an adverse outcome, it could negatively impact our public image and brand and have a detrimental effect on our expansion plans and operating results.

We may be subject to intellectual property claims related to our Zone products, which are costly to defend and could result in and/or limit our ability to use certain technologies in the future.

A third party may sue us for infringing its intellectual property rights. Likewise, we may need to resort to litigation to enforce our intellectual property rights or to determine the scope and validity of third-party intellectual property rights. The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert our efforts from our business activities. If we do not prevail in this type of litigation, we may be required to pay monetary damages, stop commercial activities related to our products or obtain one or more licenses in order to secure the rights to continue marketing our products and services related to Zone and using our technologies. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue some of our operations. In addition, a court may require that we pay expenses or damages.

If Zone’s security measures are breached, or if RedZone Map™ is subject to attacks that degrade or deny the ability of users to access our products and services, users may curtail or stop using our products and services, or we may be subject to protracted litigation, which could harm our business.

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

If our security measures are breached, we may incur significant expenses in addressing and resolving the resulting problems. If we are sued in connection with any data security breach, we could be subject to protracted litigation. If unsuccessful in defending such lawsuits, we may have to pay damages or change our business practices, any of which could harm our business. In addition, any reputational damage resulting from a data breach, cyber-attack or system failure could decrease the acceptance and use of Zone’s products and services, which could harm Zone’s prospective future growth.

Our intended spin-off of Zone may result in substantial tax liabilities and additional costs to the Company.

We have recently announced our intention to spin-off Zone to become a separate public company. If we move forward with the spin off, and if the spin off does not qualify for tax-free treatment for U.S. federal income tax purposes, then, in general, we would be subject to tax as if we sold the common stock of Zone in a taxable sale for its fair market value. Our stockholders would be subject to tax as if they had received a taxable distribution equal to the fair market value of our common stock that was distributed to them, taxed as a dividend (without reduction for any portion of our stockholder’s basis in its shares of our common stock) for U.S. federal income tax purposes and possibly for purposes of state and local tax law, to the extent of a stockholder’s pro rata share of our current and accumulated earnings and profits (including any arising from the taxable gain to us with respect to the desired spin off). The amount of any such taxes to our stockholders and to us may be substantial.

RISKS ASSOCIATED WITH OUR LEGACY BUSINESS

Our ongoing investment in new technology is inherently risky and could disrupt our business.

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

In our legacy business, we rely on a concentrated client base for much of our revenue.

We rely on a small number of clients for a significant portion of our revenue in our legacy business. During the years ended December 31, 2017 and December 31, 2016, our top four clients accounted for approximately 90.1% and 90.3%, respectively, of our consulting revenue. If we were to lose any of these clients, we cannot assure you that they could be replaced quickly or at all. Our loss of any of these clients could have a material adverse effect on our revenues and results of operations.

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

RISKS ASSOCIATED WITH OWNERSHIP OF OUR COMMON STOCK

The sale of a substantial amount of our common stock in the public market and the issuance of shares reserved for issuance to consultants and upon conversion of convertible instruments could adversely affect the prevailing market price of our common stock.

As of April 11, 2018 we had 52,996,631 shares of common stock issued and outstanding and the closing sale price of our common stock on that date was $2.94. Pursuant to the resale registration statement on Form S-3 (file number 333-215313), declared effective by the SEC on January 13, 2017, we registered 3,926,293 shares of common stock for an institutional investor (the “Investor”) in connection with the sale of our Senior Secured Convertible Notes on December 2, 2016 (the “December 2016 Notes”). On September 19, 2017, we entered into an Amendment and Exchange Agreement with the Investor, pursuant to which, among other things, the Investor exchanged $10,000 in aggregate principal outstanding under the December 2016 Notes into a convertible note issued by us in the amount of $697,000, which was subsequently converted in full into an aggregate of 232,334 shares of our common stock at a conversion price of $3.00. In October 2017, we deregistered 1,999,862 shares of common stock from this registration statement after satisfying the December 2016 Notes in full by issuing 1,926,431 shares of common stock and paying in cash $126,557 in interest. As of April 11, 2018, the institutional investor has sold all 3,926,293 shares of our registered common stock under this registration statement that it received upon conversion of the December 2016 Notes, and all obligations under the December 2016 Notes have been satisfied.

On March 9, 2017 we filed a registration statement to register 3,332,075 shares of our common stock on Form S-3 (file number 333-216569) for the Investor in conjunction with the sale of Senior Secured Convertible Notes completed on February 8, 2017 (the “February 2017 Notes”). The registration statement was declared effective by the SEC on April 26, 2017 (the “February 2017 Notes Registration Statement”). Pursuant to a letter agreement dated August 27, 2017, the Investor converted $2.5 million in then outstanding principal amount of the February 2017 Notes plus accrued but unpaid interest into an aggregate of 841,250 shares of our common stock (the “February Share Amount”), and we provided Investor with the right to exchange shares of our common stock up to the February Share Amount for a senior secured convertible note (the “Exchange Right”), which Exchange Right the Investor exercised in October 2017 by exchanging 100,000 shares of our common stock into a senior secured convertible note in the amount of $300,000 (the “February Exchange Note”). In October 2017, we also entered into that certain Third Amendment and Exchange Agreement for the purpose of exchanging the February Exchange Note for 947,218 shares of our common stock issued to the Investor, along with the right to receive 552,782 additional shares of our common stock. Subsequently, in October 2017, we deregistered 1,479,189 shares of our common stock from the February 2017 Notes Registration Statement after satisfying the February 2017 Notes in full by issuing 1,852,886 shares of common stock to the Investor and paying in cash $125,190 in interest. The Investor has since sold all 1,479,189 shares that it received upon conversion of the February 2017 Notes, and all obligations under the February 2017 Notes have been satisfied.

On September 15, 2017, we filed a registration statement to register 9,084,133 shares of our common stock on Form S-3 (file number 333-220488) for the Investor in conjunction with the sale of Senior Secured Convertible Notes (the “August 2017 Notes”) and Warrants (the “August Warrants”) completed on August 16, 2017. We subsequently amended the registration statement, in response to comments from the SEC, to decrease the amount of shares registered thereunder to 3,043,030. The amended registration statement was declared effective by the SEC on December 4, 2017 (the “August 2017 Notes Registration Statement”). On November 21, 2017, we entered into that certain Fourth Amendment and Exchange Agreement with the Investor for the purpose of, among other things, (i) agreeing to reduce the number of shares of common stock required to be included in the registration statement covering the shares underlying the August 2017 Notes and August Warrants and (ii) exchanging the August Warrants for a new warrant, substantially in the form of the August Warrants, except as it relates to the exercise price and the expiration date (the “Exchanged Warrant”). In addition, the Exchanged Warrant is subject to redemption, refund or alternate cashless exercise in certain enumerated circumstances. As of April 11, 2018, the Investor has sold all 3,043,030 shares of our registered common stock under the August 2017 Notes Registration Statement that it received upon conversion of the August 2017 Notes and exercise of the August Warrants, and all obligations under the August 2017 Notes have been satisfied. In addition, as of April 11, 2018, the entire Exchanged Warrant has been converted into 4,353,581 shares of our common stock.

The issuances of the December 2016 Notes, the February 2017 Notes, and the August 2017 Notes (collectively, the “Notes”) and the subsequent transactions, resulted in a high volume of activity for our securities. While no obligations are currently outstanding under the Notes, we may engage the Investor in similar transactions, which transactions may include registration rights. The registration of such additional securities and the potential for high volume trades of our common stock in connection with these financings may have a downward effect on our market price. In addition, in connection with the Notes, the Company has issued five-year warrants to a financial advisor, of which 810,401 are currently exercisable. Future issuance of our common stock upon exercise of these warrants may have a further negative impact on our stock price.

Further, as a result of the issuance of additional convertible notes on each of November 7, 2017 and January 23, 2018, 9,639,043 shares of our common stock may be issuable upon conversion of outstanding principal debt. We have repaid in cash all unrestricted principal in the amounts of $26,650,000 and $25,000,000 under the November 7, 2017 and the January 23, 2018 notes, respectively, as a result of which no unrestricted principal remains outstanding as of the date of this report. As such, the 9,639,043 shares noted above represent shares issuable upon conversion of restricted principal under such convertible debt for which an equivalent amount owed to us under the applicable notes has not yet been paid. Such restricted principal may not, as of the date of this report, be converted into any shares of our common stock. However, if holders of these notes provide additional payments to us under these notes, these shares will no longer constitute restricted principal and may be issuable by us to the holders.

Finally, as of April 11, 2018, we have reserved for issuance, but not yet issued, (i) 5,136,355 shares of common stock reserved for various officers, directors, employees and consultants, (ii) 4,000,001 shares of common stock to MoviePass, upon receipt of stockholder approval, and (iii) 28,330,769 shares of common stock reserved for issuance upon exercise of public warrants issued by us in registered public offerings with the SEC in December 2017 and February 2018. The issuance of shares the Company is obligated to issue, and the issuance of shares the Company may issue in connection with conversion or exercise of its outstanding convertible instruments, may result in a higher volume trading of the Company’s securities, which may increase dilution of existing investors and further depress the market price of our common stock, which may negatively affect our stockholders’ equity and our ability to raise capital on terms acceptable to us in the future.

The price of our common stock has been volatile, and the market price of our common stock may decrease.

The per share price of our common stock may vary from time to time. For example, the closing price of our common stock during 2017 was as low as $2.23 and as high as $32.90. Market prices for securities of technology companies have historically been particularly volatile. The factors that may cause the market price of our common stock to fluctuate include, but are not limited to:

●	our ability to derive financial benefits from our ownership stake in MoviePass;

●	the ability of MoviePass to become cash flow positive or profitable;

●	the ability of MoviePass Ventures to enter into economic arrangements with film distributors and derive economic benefits from such arrangements;

●	our ability to recruit and retain qualified personnel;

●	changes in the perception of investors and securities analysts regarding the risks to our business or the condition of our business;

●	changes in our relationships with key clients;

●	changes in the market valuation or earnings of our competitors or companies viewed as similar to us;

●	changes in key personnel;

●	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

●	the granting or exercise of employee stock options or other equity awards;

●	general market and economic conditions.

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

Our outstanding convertible notes contain provisions that may have a material adverse effect on our financial results

The holders of our convertible notes have certain additional rights upon an event of default under the notes which could harm our business, financial condition and results of operations and could require us to curtail or cease or operations.

Under our senior convertible notes issued on November 7, 2017 and January 23, 2018, the holders have certain rights upon an event of default. Such rights include (i) an increase in the interest rate to 15% per year for one month and 18% per year thereafter; (ii) the alternate conversion price thereunder being adjusted to the lowest of (A) the applicable conversion price as in effect on the applicable date of conversion, and (B) the greater of (y) the default floor price (which ranges from $1.83 to $11.44, depending on receipt of applicable stockholder approvals and the terms of the applicable note), and (z) 75% of the lowest volume weighted average price of the common stock for each of the 30 consecutive trading days ending and including the trading day of delivery or deemed delivery of the applicable notice of conversion; and (iii) us being required to redeem all or a portion of the notes. At any time after certain notice requirements for an event of default are triggered, a holder of the notes may require us to redeem all or any portion of the notes by delivering written notice. Each portion of the notes subject to this redemption would be redeemed by us in cash by wire transfer of immediately available funds or shares of our common stock, at the election of the holder, at a price equal to the greater of (I) 125% of the outstanding amount to be redeemed and (II) the product of (a) the outstanding amount to be redeemed divided by the conversion price multiplied by (b) the product of (1) 125% multiplied by (2) the highest closing sale price of the common stock on any trading day during the period commencing on the date preceding such event of default and ending on the date we make the entire payment required to be made under the notes. We may not have sufficient funds to settle the redemption price, or we may be required to issue shares that could result in significant dilution to our existing stockholders and drive down the market price of our securities.

While we do not, as of the date of this report, have any unrestricted principle outstanding under these senior convertible notes, the holders may make prepayments under the unpaid portion of their corresponding investor notes, which would result in us incurring further repayment obligations under the convertible notes, which in turn could exacerbate the results of an event of default under the convertible notes, as described above. Any resulting exercise of any of these rights upon an event of default could substantially harm our financial condition and force us to curtail or cease operations. For a more complete discussion of the senior convertible notes we issued on November 7, 2017 and January 23, 2018, please see the Current Reports on Form 8-K we filed with the Commission on November 6, 2017 and January 11, 2018, respectively.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

The Company’s executive office is located at the Empire State Building, 350 Fifth Avenue, Suite 7520, New York, New York 10118. The Company’s executive office is located in a leased facility with a term expiring on June 30, 2022. Zone leases an office located at 444 Brickell Avenue, Miami, Florida 33131. Zone’s lease term will expire on April 30, 2020. The Company’s Indian subsidiary has an office in Bangalore, India at a leased facility located at 3rd Floor, Beta Block, Number 7 Sigma Tech Park, Varthur Kodi, Bangalore 560066. This lease was amended on September 26, 2017 to extend the duration of the lease until September 30, 2019. We are currently looking to consolidate offices for our current operations. MoviePass currently rents office space on a month to month basis at a shared office complex located at 175 Varick St, New York, NY 10014.

ITEM 3. LEGAL PROCEEDINGS

On August 24, 2016, 3839 Holdings LLC (“3839 Holdings”) filed a summons and complaint in the Supreme Court of the State of New York, New York County, against Theodore Farnsworth, our Chief Executive Officer and Chairman, Highland Holdings Group, Inc. (“HHGI”) and Zone. The claims arose out of 3839 Holdings’ purchase of a 10% interest in HHGI and an unsuccessful real estate investment by HHGI. On or about December 7, 2016, 3839 Holdings amended the complaint to add the Company as a defendant. On November 24, 2017, the Supreme Court of the State of New York granted the motion to dismiss of Zone and the Company, and all claims asserted by 3839 Holdings against Zone and the Company have been dismissed. Since then, 3839 Holdings has filed a Notice of Appeal. To date, 3839 Holdings has not perfected its appeal.

On February 23, 2018, MoviePass filed a patent infringement complaint against Sinemia, Inc.in United States District Court, Central District of California. MoviePass’s complaint asserts infringement of two U.S. patents, U.S. Patent Nos. 8,484,133 (“Secure targeted personal buying/selling method and system”) and 8,612,325 (“Automatic authentication and funding method”) by Sinemia’s movie-ticket subscription service. MoviePass’s complaint requests damages and an injunction. As of the date of this report, Sinemia has not yet responded to the complaint.

The Company is party to routine litigation and administrative complaints incidental to its business. The Company does not believe that the resolution of any or all of such current routine litigation and administrative complaints is likely to have a material adverse effect on the Company’s financial condition or results of operations.

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

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

The Company’s common stock is listed on Nasdaq under the symbol “HMNY.”

The following table sets forth the quarterly range of high and low sale prices of the Company’s common stock since January 1, 2016 as reported by Nasdaq:

2016	High	Low
First Quarter	$1.99	$1.08
Second Quarter	15.56	1.03
Third Quarter	11.24	7.12
Fourth Quarter	13.15	3.06

2017	High	Low
First Quarter	$4.35	$2.45
Second Quarter	3.81	2.23
Third Quarter	12.69	2.41
Fourth Quarter	32.90	5.39

Dividends

The Company did not declare any dividends during the years ended December 31, 2017 and 2016 The payment of dividend is at the discretion of our Board of Directors, who review many factors, including but not limited to, profitability expectations, liquidity and financing needs before making a determination that dividends will be paid.

Holders

There were approximately 24 registered holders of record of the Company’s common stock as of April 11, 2018.

Recent Sales of Unregistered Securities

Sales of our unregistered securities have been previously disclosed in Current Reports on Form 8-K.

Repurchases of Equity Securities

There were no repurchases by the Company of the shares of the Company’s common stock during the quarter ended December 31, 2017.

Equity Compensation Plan

For information about the Company’s equity compensation plan, please see “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of significant factors affecting the Company’s operating results and liquidity and capital resources should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes.

Overview

Since 1983, Helios and Matheson Analytics Inc. (“Helios and Matheson”, the “Company”, “we”, “us” or “our”) has provided high quality information technology, or IT, services and solutions including a range of technology platforms focusing on big data, business intelligence, and consumer-centric technology. More recently, to provide greater value to stockholders, the Company has sought to expand its business primarily through acquisitions that leverage its capabilities and expertise. The Company is headquartered in New York City, has an office in Miami Florida and has an office in Bangalore India. The Company's common stock is listed on Nasdaq under the symbol “HMNY”. Our website address is www.hmny.com. Information on our website is not a part of this report.

On November 9, 2016, we acquired Zone, a state-of-the-art mapping and spatial analysis company, and on December 11, 2017 we acquired a majority interest in MoviePass, the nation’s premier movie theater subscription service. In January 2018, we formed MoviePass Ventures, a wholly-owned subsidiary that aims to collaborate with film distributors to share in distribution fees while using the data analytics MoviePass offers for marketing and targeting services for MoviePass’ paying subscribers using the platform.

MoviePass Investment

On August 15, 2017, we entered into a Securities Purchase Agreement with MoviePass, which Helios and MoviePass amended on October 6, 2017 (collectively, the “MoviePass Purchase Agreement”). On December 11, 2017, pursuant to the MoviePass Purchase Agreement, Helios purchased shares of MoviePass’ common stock, par value $0.0001 per share (the “MoviePass Common Stock”) totaling 51.7% of the outstanding MoviePass Common Stock (excluding shares underlying MoviePass options and warrants) after giving effect to the transaction (the “Acquisition”).

On October 11, 2017, Helios and MoviePass entered into an investment option agreement (the “Option Agreement”), pursuant to which MoviePass granted Helios an option to purchase additional shares of MoviePass Common Stock in an amount up to $20 million (the “Option”). Upon full exercise of the Option, Helios owned 62.41% of the outstanding shares of MoviePass Common Stock (excluding shares underlying MoviePass options and warrants).

Following the full exercise of the Option, Helios has, from December 19, 2017 through February 20, 2018, provided cash advances to MoviePass to support MoviePass’ working capital and operational requirements, as well as to support the expansion of MoviePass’ business plans and objectives. The total amount advanced by Helios to MoviePass during this period totaled $55,525,000 (the “Advance”).

On March 8, 2018, Helios entered into a Subscription Agreement with MoviePass (the “March 2018 Agreement”), pursuant to which, in lieu of repayment of the Advance, MoviePass agreed to sell to Helios an amount of MoviePass Common Stock equal to 18.79% of the total then outstanding MoviePass Common Stock (excluding shares underlying MoviePass options and warrants) (the “March 2018 MoviePass Purchased Shares”), based on a pre-money valuation of MoviePass of $240,000,000 as of December 31, 2017. Pursuant to the March 2018 Agreement, MoviePass also agreed to issue to Helios, in addition to the March 2018 MoviePass Purchased Shares, without payment of additional consideration by Helios, for purposes of anti-dilution, an amount of shares of MoviePass Common Stock that caused Helios’ total ownership of the outstanding shares of MoviePass Common Stock (excluding shares underlying MoviePass options and warrants), together with the Movie 2018 MoviePass Purchased Shares, to equal 81.2% as of March 8, 2018.

In addition, from March 1, 2018 through April 12, 2018, the Company advanced a total of $35,000,000 to MoviePass (the “Second Advance”). On April 16, 2018, the Company entered into an additional Subscription Agreement with MoviePass (the “April 2018 Agreement”), pursuant to which, in lieu of repayment of the Second Advance, MoviePass agreed to sell to the Company an amount of MoviePass Common Stock equal to 10.6% of the total then outstanding MoviePass Common Stock (excluding shares underlying MoviePass options and warrants) (the “April 2018 MoviePass Purchased Shares”), based on a pre-money valuation of MoviePass of $295,000,000 as of March 31, 2018. Pursuant to the April 2018 Agreement, MoviePass also agreed to issue to the Company, in addition to the April 2018 MoviePass Purchased Shares, without payment of additional consideration by the Company, for purposes of anti-dilution, an amount of shares of MoviePass Common Stock that caused the Company’s total ownership of the outstanding shares of MoviePass Common Stock (excluding shares underlying MoviePass options and warrants), together with the April 2018 MoviePass Purchased Shares, to equal 91.8% as of March 8, 2018.

Zone Spin-Off

In March 2018, we announced that our Board of Directors approved a plan to spin-off our wholly-owned subsidiary, Zone Technologies, Inc. (“Zone”). Following the spin-off, Zone would become an independent publicly traded company that we would expect to also be listed on Nasdaq. The spin-off is subject to numerous conditions, including, the effectiveness of a Registration Statement on Form S-1 to be filed with the Commission and the approved listing of Zone’s common stock on Nasdaq.

Pursuant to the spin-off, we plan to distribute shares of Zone common stock as a dividend to persons who hold common stock of Helios as of a record date to be determined. Helios expects to set a record date to determine the stockholders entitled to receive shares of Zone in the spin-off for approximately 20 to 40 days before the effective date of the spin-off. Holders of any convertible notes and warrants of Helios outstanding as of the applicable record date may be entitled to participate in the dividend of Zone shares in the spin-off in accordance with the terms of such notes and warrants. The strategic goal of the spin-off is to create two separate companies, each of which can focus on its own strengths and operational plans and be publicly traded. There is no assurance that we will be able to complete the spin-off, and the Company’s management may at any time decide not to proceed with the spin-off.

Sale of Senior Secured Convertible Promissory Notes

In August, 2017, pursuant to a securities purchase agreement (the “August Purchase Agreement”) entered into by the Company and the Investor, we agreed to sell and issue (1) Senior Secured Convertible Notes (the “August 2017 Notes”) to the Investor in the aggregate principal amount of $10,300,000 and (2) a warrant to purchase 1,892,972 shares of our common stock, exercisable for a period of five years at an exercise price of $3.25 per share.

In November 2017, pursuant to a securities purchase agreement entered into by the Company and the Investor, we sold and issued senior convertible notes (the “November 2017 Notes”) in the aggregate principal amount of $100,000,000, consisting of (i) Series A Senior Bridge Convertible Notes in the aggregate principal amount of $5,000,000 and (ii) Series B Senior Secured Bridge Convertible Notes in the aggregate principal amount of $95,000,000 for consideration consisting of (i) cash payments in the aggregate amount of $5,000,000, and (ii) secured promissory notes payable by the Investor to the Company in the aggregate principal amount of $95,000,000 with an aggregate mandatory prepayment obligation in an aggregate amount of approximately $20,650,000.

In January 2018, pursuant to a securities purchase agreement entered into by the Company and the Investor, we sold and issued senior convertible notes in the aggregate principal amount of $60,000,000, consisting of (i) a Series A-1 Senior Bridge Subordinated Convertible Note in the aggregate principal amount of $25,000,000 and (ii) a Series B-1 Senior Secured Bridge Convertible Note in the aggregate principal amount of $35,000,000 for consideration consisting of (i) a cash payment in the aggregate amount of $25,000,000, and (ii) a secured promissory note payable by the Investor to the Company in the aggregate principal amount of $35,000,000.

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

Amendment and Exchange Agreement

On September 19, 2017, the Company and the Investor entered into an Amendment and Exchange Agreement (the “Exchange Agreement”) pursuant to which the Company and the Investor agreed that:

●	the Company would affect a Mandatory Conversion, as defined in the Senior Secured Convertible Notes we issued to the Investor on December 2, 2016 (the “December 2016 Notes”), of $890,000 in principal amount of the December 2016 Notes, which conversion would be effective as of September 18, 2017 in exchange for 445,367 shares of our common stock;

●	the Investor would prepay the remaining balance, in the amount of $670,000, of the promissory note in the original principal amount of $6,000,000 issued by the Investor to us on December 2, 2016; and

●	the Investor would prepay $1,830,000 of the promissory note in the original principal amount of $8,800,000 issued by the Investor to us on August 16, 2017.

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

(ii) (A) release all security interests held by the Investor in the assets of the Company and its subsidiaries, including Zone and its proprietary RedZone Map™ product (“RedZone”) and the Company’s interest in MoviePass (collectively, the “Collateral”), (B) terminate each security agreement between the Company and the Investor, and (C) authorize the Company to file amendments to all UCC Financing Statements for the purpose of terminating the Investor’s security interests in the Collateral;

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

Fourth Amendment and Exchange Agreement

On November 21, 2017, the Company and the Investor entered into a Fourth Amendment and Exchange Agreement (the “Fourth Exchange Agreement”) for the purpose of:

(i) agreeing to reduce the number of shares of common stock required to be included in a registration statement such that such registration statement will include only 1,560,391 of the total 2,050,720 shares of common stock issued or issuable upon exercise of the August Warrant (the “August Warrant Shares”) and 1,455,302 shares of common stock issuable upon exercise of $5,821,208 in aggregate principal amount of the August 2017 Notes (the remaining $4,630,624 in aggregate principal amount of the August 2017 Notes;

(ii) exchanging the August Warrant for the purchase of 10,000 of the August Warrant Shares for a new warrant (the “Exchange Warrant”); and

(iii) amending the August 2017 Notes and the November 2017 Notes to obtain the right to amend the MoviePass SPA (as defined in the November Securities Purchase Agreement), in order to issue to MoviePass upon the closing of the transactions contemplated by the MoviePass SPA, in lieu of shares of common stock, one or more promissory notes convertible into or exchangeable for up to an aggregate of 4,000,001 shares of common stock subject to obtaining approval of the Nasdaq Stock Market, pursuant to Listing Rule 5635, of the issuance of such shares of common stock (collectively, the “Modified MP Transaction”) and (ii) to obtain a waiver such that neither the Modified MP Transaction nor any other transactions contemplated by the MoviePass SPA (as may be amended to effect the Modified MP Transaction) or the Investment Option Agreement, dated October 11, 2017, between the Company and MoviePass shall be deemed to be a Fundamental Transaction (as defined in the November Notes and the August Notes) or a transaction that would trigger a redemption of the August Warrant pursuant to Section 4(c)(i) of the August Warrant. Pursuant to the Fourth Exchange Agreement, the Investor also:

(A) waived any right that the holders of the November 2017 Notes may have to adjust the Conversion Price (as defined in the November 2017 Notes) as a result of the issuance of the Exchange Warrant or any of the shares issued pursuant to the Exchange Warrant (the “Exchange Warrant Shares”);

(B) waived any right that the holders of the August Warrant may have to adjust the Exercise Price and the number of August Warrant Shares (each as defined in the August Warrant) as a result of the issuance of the Exchange Warrant or any of the Exchange Warrant Shares;

(C) waived the Investor’s right to substitute the Variable Price (as defined in the August 2017 Notes) of the Exchange Warrant for the Conversion Price (as defined in the August 2017 Notes) and to waive the Investor’s right to substitute the Variable Price (as defined in the August Warrants) of the Exchange Warrant for the Exercise Price (as defined in the August Warrants);

(D) waived any prohibition that may exist under any provision of the Transaction Documents (as defined in the August Securities Purchase Agreement) and the Transaction Documents (as defined in the November Securities Purchase Agreement) with respect to the issuance of the Exchange Warrant and any of the Exchange Warrant Shares and with respect to any cash payments that the Company may make pursuant to the Exchange Warrant;

(E) amended the definition of Permitted Indebtedness set forth in the August 2017 Notes and the November 2017 Notes to include the Exchange Warrant, to the extent the Exchange Warrant is deemed to constitute Indebtedness (as defined in the August 2017 Notes and the November 2017 Notes); and

(F) effective as of the 5th trading day after the Registration Statement is declared effective, the August Securities Purchase Agreement, the August 2017 Notes, the November Securities Purchase Agreement and the November 2017 Notes will be amended and restated, automatically without any further action on the part of the Company or the Investor required, to intentionally omit or to delete the provisions (i) prohibiting the filing of additional registration statements by the Company and (ii) prohibiting the issuance of additional securities by the Company without the consent of the Investor (the “Additional Offering Prohibition Waiver”).

The Exchange Warrant

The Exchange Warrant is in substantially the form of the August Warrant, except that:

●	The Exchange Warrant has an exercise price of $14.31

●	The expiration date of the Exchange Warrant is November 21, 2022.

●	The Exchange Warrant may not be exercised into shares of common stock unless the stockholders of the Company approve the issuance in compliance with the rules and regulations of the Nasdaq Capital Market (the “Stockholder Approval”).

●	The Exchange Warrant is subject to redemption, refund or alternate cashless exercise after the Remaining August Note is no longer outstanding (or, if early, after February 16, 2018, if the Company fails to remain current in its filings or an event of default under the August 2017 Notes occurs) (the “Adjustment Time”). See “Redemption, Refund and Alternate Cashless Exercise” below.

Redemption, Refund and Alternate Cashless Exercise

In exchange for the Company’s receipt of the waivers described above, including without limitation, the Additional Offering Prohibition Waiver, the Company and the holder of the Exchange Warrant agreed that after the Adjustment Time, one of the following shall occur:

(i) if the net proceeds from the sale of shares of common stock issuable upon conversion of the Remaining August Note by the holder of the Exchange Warrant exceeds $18.1 million (subject to reduction for any cash payment of the Remaining August Note), the Company will receive up to the first $5 million in excess of such amount;

(ii) if the net proceeds from the sale of shares of common stock issuable upon conversion of the Remaining August Note by the holder of the Exchange Warrant is less than $18.1 million (subject to reduction for any cash payment of the Remaining August Note) (such difference, the “Redemption Maximum Amount”), either of the following may occur:

●	If the Stockholder Approval has been obtained, the holder of the Exchange Warrant may request to effect an alternate cashless exercise of the Exchange Warrant, in whole or in part, pursuant to which, in lieu of the shares of common stock issuable upon exercise of the Exchange Warrant, the holder would receive up to the Redemption Maximum Amount in shares of common stock at the Alternate Cashless Exercise Price (as defined below) (an “Alternate Cashless Exercise”); or

●	The holder of the Exchange Warrant may request a redemption in cash of all, or any part, of the Exchange Warrant at a price equal to such difference; provided, that if certain equity conditions are met (including obtaining the Stockholder Approval), the Company may elect to pay such redemption price in shares of common stock in an Alternate Cashless Exercise.

The Alternate Cashless Exercise Price is defined as that price which shall be the greater of (x) $2.86 and (y) the lowest of (i) the applicable exercise price as in effect on the applicable exercise date, (ii) 85% of the VWAP of the shares of common stock as of the trading day immediately preceding the trading day of delivery of the applicable exercise notice, and (iii) 85% of the lowest VWAP of the shares of common stock on any trading day during the 2 trading day period commencing on, and including, the trading day of the delivery of the applicable exercise notice.

In March 2018, the Investor converted the entire Exchange Warrant into 3,265,186 shares of our common stock at pursuant to an Alternate Cashless Exercise.

Demand Note

On November 2, 2017, the Company issued a demand promissory note to the Investor in the principal amount of $750,000 (the “Demand Note”). The proceeds from the Demand Note were used to exercise a portion the MoviePass Option. Subsequently, a portion of the proceeds from the offering of the November 2017 Notes was used to pay the Demand Note and the remaining proceeds may be used by the Company in connection with exercising the Company’s rights pursuant to the MoviePass Option Agreement or any other transaction whereby the Company increases its ownership interests or other rights and interests in MoviePass.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP, and our discussion and analysis of our financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Note 7 - “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 of this report on Form 10-K describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include all accounts of the Company and its majority owned and controlled subsidiaries. The Company consolidates entities in which it owns more than 50% of the voting common stock and controls operations. All intercompany transactions and balances among consolidated subsidiaries have been eliminated.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include allowance for doubtful accounts, purchase accounting allocations, recoverability and useful lives of property, plant and equipment, identifiable intangibles and goodwill, derivative liabilities, the valuation allowance of deferred taxes, contingencies and equity compensation. Actual results could differ from those estimates.

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

The derivative liability in connection with the conversion feature of the Company’s convertible debt and warrants and the Conversion Shares subject to forfeiture are classified as level 3 liabilities, and are measured at fair value on a recurring basis.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted Section 360-10-35 of the FASB Accounting Standards Codification for its long-lived assets. Pursuant to Paragraph 360-10-35-17 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), an impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Pursuant to ASC Paragraph 360-10-35-20, if an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

Intangible Assets, net

Intangible assets consist of customer relationships, technology, trademarks, broker relationships and patents. Applicable long-lived assets are amortized or depreciated over the shorter of their estimated useful lives, the estimated period that the assets will generate revenue, or the statutory or contractual term in the case of patents. Estimates of useful lives and periods of expected revenue generation are reviewed periodically for appropriateness and are based upon management’s judgment. Intangible assets are amortized on the straight-line method over their useful lives ranging from 1 to 11 years.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. The Company is required to perform impairment reviews at each of its reporting units annually and more frequently in certain circumstances. The Company performs the annual assessment on December 31.

In accordance with paragraph 350-20 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) “Goodwill”, the Company is able to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two–step goodwill impairment test. If the Company concludes that it is more likely than not that the fair value of a reporting unit is not less than its carrying amount it is not required to perform the two–step impairment test for that reporting unit.

There were impairment charges recognized during the years ended December 31, 2017 and 2016 of $4,599,969 and $0, respectively.

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

The Company utilizes the Monte Carlo Method that values the liability of the debt conversion feature derivative financial instruments and derivative warrants based on a probability of a down round event. The reason the Company selected the lattice binomial model is that in many cases there may be multiple embedded features or the features of the bifurcated derivatives may be so complex that a Black-Scholes valuation does not consider all of the terms of the instrument. Therefore, the fair value may not be appropriately captured by simple models

Revenue Recognition

The Company’s consulting services are provided under time and material contracts, whereby revenue is recognized as hours and costs are incurred. Clients for consulting revenues are billed on a weekly or monthly basis. Revenues from fixed fee contracts are recorded when work is performed on the basis of the proportionate performance method, which is based on costs incurred to date relative to total estimated costs. Any anticipated contract losses are estimated and accrued at the time they become known and estimable. Unbilled accounts receivables represent amounts recognized as revenue based on services performed in advance of customer billings. Revenue from sales of software licenses is recognized upon delivery of the software to a customer because future obligations associated with such revenue are insignificant.

As of December 31, 2017, the Company owns a majority interest in MoviePass, a movie-theater subscription service which provides subscribers access to one movie per day at participating theatres, subject to availability, at a fixed monthly or annual fee.

We recognize revenue when four basic criteria are met: (1) persuasive evidence exists of an arrangement with the customer reflecting the terms and conditions under which the services will be provided; (2) the services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. We consider an activated subscription agreement to be persuasive evidence of an arrangement. Subscription revenue is generated primarily through the sale of monthly or annual paid subscriptions to the MoviePass service. Subscription revenue is recognized evenly over the subscription periods as services are provided. Subscription fees are predominantly paid by charges to customer credit cards or collected from third party partners. We record cash received in advance of revenue recognition as deferred revenue.

Stock Based Compensation

The Company uses the fair value method as specified by the FASB, whereby compensation cost is recognized over the remaining service period based on the grant-date fair value of those awards.

Results of Operations

The following table sets forth period over period change in the percentage of revenues of certain items included in the Company’s Statements of Operations:

	For the Year Ended December 31,		Change
	2017	2016	Dollars	% Change
Consulting	$4,512,300	$6,759,700	$(2,247,400)	(33)%
Subscription	5,929,267	-	5,929,267	100%
Total revenues	10,441,567	6,759,700	3,681,867	54%
Cost of revenues	20,538,709	4,860,927	15,677,782	323%
Gross (loss) profit	(10,097,142)	1,898,773	(11,995,915)	(632)%
Operating expenses	45,919,642	3,995,108	41,924,534	1,049%
Loss from operations	(56,016,784)	(2,096,335)	(53,920,449)	2,572%
Other expense, net	(94,754,526)	(5,299,401)	(89,455,125)	1,688%
Income tax (expense)/benefit	(53,532)	14,665	(68,197)	(465)%
Net loss	$(150,824,842)	$(7,381,071)	$(143,443,771)	1,943%

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

Revenues. Revenues for the year ended December 31, 2017 were approximately $10.4 million as compared to revenues of approximately $6.8 million for the year ended December 31, 2016. The increase was primarily due to the acquisition of MoviePass on December 11, 2017, resulting in revenue of $5.9 million from the date of acquisition through year end offset by a decrease in consulting revenues in 2017.

Gross (Loss)/Profit. The resulting gross (loss)/profit for the year ended December 31, 2017 was approximately ($10.1 million) as compared to a gross profit of approximately $1.9 million for the year ended December 31, 2016. The decrease is primarily due to the acquisition of MoviePass on December 11, 2017, resulting in a gross loss of $10.9 million from the date of acquisition through yearend.

Operating Expenses. Non-research and development operating expenses for the year ended December 31, 2017 were approximately $43.9 million as compared to approximately $3.9 million for the year ended December 31, 2016. The increase was primarily due to $23.9 million related stock compensation expense. Due to the acquisition of MoviePass on December 11, 2017, approximately $4.3 million of additional operating expenses were incurred from the date of acquisition through year-end. Additionally, operating expenses increased by approximately $8.4 million as a result of the inclusion of Zone Technologies, Inc. for a full year in 2017 as opposed to approximately 2 months in 2016. In addition, the Company recorded a loss on impairment of goodwill and intangible assets of approximately $6.3 million for the year ended December 31, 2017.

Research and development. Research and development expenses for the year ended December 31, 2017 were approximately $2.0 million as compared to $0.1 million for the year ended December 31, 2016. These current year expenses relate to the development of the RedZone Map app., and are related to the inclusion of Zone Technologies, Inc. for the full year of 2017 versus approximately 2 months in 2016.

Taxes. The Company had income tax provision of $53,532 and a tax benefit of $14,665 for the year ended December 31, 2017 and 2016, respectively. Tax for the year ended December 31, 2017 was comprised of minimum state taxes and a provision reconciliation of an over estimate of the tax accrual for the Company’s Indian subsidiary’s audit.

Other Income/(Expense). In order to both fund its operations, including the development of the RedZone Map app, and to obtain the funds necessary to purchase the majority stake in MoviePass, the Company issued and sold Senior Secured Convertible Promissory Notes in September 2016, December 2016, February 2017, August 2017, and November 2017, having a total principal amount of approximately $127.5 million to several investors. As a result of these securities offerings, during the year ended December 31, 2017, the Company incurred (i) a gain of approximately $7.9 million resulting from the change in market value of derivative and warrant liabilities, (ii) interest expense of approximately $98.5 million, and (iii) extinguishment of debt of approximately $4.3 million. For the year ended December 31, 2016, the Company had issued and sold only approximately $11.5 million in Senior Secured Convertible Promissory Notes. During that period, the change in market value of derivative and warrant liabilities represented a loss of approximately $0.1 million and interest expense of approximately $5.2 million.

Net Loss. The Company had a net loss of approximately $150.8 million or $17.46 per basic and diluted share for the year ended December 31, 2017 as compared to a net loss of approximately $7.4 million or $2.74 per basic and diluted share for the year ended December 31, 2016. The increase in the Company’s net loss is primarily due to the acquisition of MoviePass on December 11, 2017, including the associated financing costs incurred with the issuance of our senior convertible notes (primarily related to the MoviePass acquisition). Additionally, the inclusion of the results of Zone Technologies, Inc. for a full year in 2017 versus 2 months in 2016 and for the year ended December 31, 2017, the Company incurred interest expense related to a debt discount of $56.4 million, offset by a gain on the change in the Company’s derivative liabilities at period end of $7.9 million associated with the sale of our Senior Secured Convertible Promissory Notes.

Liquidity and Capital Resources

Cash Flows

The following discussion highlights cash flow activities:

	Years Ended December 31,
	2017	2016
Cash (used in) provided by:

Operating activities	$(27,378,690)	$(2,134,313)
Investing activities	$(25,572,833)	$(1,130,645)
Financing activities	$75,150,665	$5,100,000

Operating activities

Cash used for operating activities was $27.4 million in 2017 compared to $2.1 million in of cash used in operating activities in 2016. Our consolidated net loss in 2017 of $150.8 million, included non-cash items of approximately $122.3 million. Non-cash items affecting our net loss included; change in the fair market value of warrant liabilities and derivative liabilities of $28.3 million and ($20.4) million, respectively, shares issued in exchange for services of $23.9 million, approximately $56.4 million related to accretion and interest expense incurred from derivative instruments, impairment charges of $6.3 million, depreciation and amortization of $2.0 million. The net change in working capital items effecting operating cash flow were $1.2 million representing an increase in cash provided by operating activities. In 2016 our net loss was $7.4 million and included net non-cash items of $4.8 million consisting primarily of $4.1 million related to accretion of debt discount and derivative liabilities, depreciation and amortization of $0.3 million and provision for doubtful accounts $0.4 million. In 2016 net working capital changes effecting operating cash flow were a $0.5 million increase in cash provided by operating activities.

Investing activities

Cash used in investing activities of approximately $25.6 million in 2017 consisted primarily of the cash used (net of cash acquired) associated with our acquisition of MoviePass, Inc. Cash used in investing activities of $1.1 million in 2016 consist primarily of loans to Zone Technologies, Inc. prior to our acquisition less cash acquired in the acquisition.

Financing activities

Cash provided by financing activities of $75.2 million consist of proceeds from the sale of common stock and warrants in the amount of $55.3 million (net of costs of the sale), proceeds from notes payable $40.3 million and note repayments ($21.4) million.

Future liquidity and capital resource requirements

Our primary sources of liquidity are cash on hand, proceeds from subscription revenues and proceeds from our equity offerings. As of December 31, 2017 we had cash on hand of $24.9 million and approximately $27.5 million in accounts receivable mostly related to subscription revenues. In addition, in February 2018 we issued common stock and warrant units and received proceeds of approximately $98.9 million net of associated expenses. A portion of the proceeds ($30.0 million) were used to pay down outstanding notes. Our primary uses of liquidity are to fund working capital and operations, fund future acquisitions and invest in the MoviePass operation, including additional ownership percentages in MoviePass. We believe as a result of our shelf registration in February, the Company has adequate access to capital to fund our operations and capital investment needs for the foreseeable future.

As of December 31, 2017 the Company had approximately $54.4 million in deferred revenue related to subscriptions of its MoviePass service. Deferred revenue represents funds received for monthly, quarterly, semi- annual and annual subscriptions plus amounts associated with gift card purchases. MoviePass has experienced service costs over and above subscription revenue in the fulfillment of subscription services mainly for ticketing and related service fees. Included in the deferred revenue balance is approximately $16.1 million of funds allocated to service future ticket fulfillment associated with deferred revenue on the acquisition date.

The Company maintains relationships with several payment processing vendors. Our primary merchant processor maintains a reserve fund of a portion of the payments received for annual and other extended term subscription plans. As of December 31, 2017 the amount on deposit with our merchant processor was approximately $15.6 million. This amount is classified as accounts receivable on our balance sheet and is expected to be disbursed to the Company during the course of 2018. The Company intends to use these funds for ticket fulfillment and other general operating costs.

During 2016 and 2017, the Company’s funding sources having consisted primarily of complex convertible notes and equity securities, generally containing derivative features associated with conversion rights and stock purchase warrants. In addition, the convertible notes provided for interest to be paid on borrowed and or committed funds as the case may be, generally for minimum periods even when such finds are not outstanding. During 2017 the Company has recognized derivative expenses associated with these securities which in many cases are valued based on the underlying equity securities required to satisfy such derivative features upon exercise or conversion. Additionally the Company has recognized interest expense associated with these convertible notes and committed funds which have predominantly been settled through the issuance of shares of the Company’s stock.

During 2017, the Company recognized non-cash interest and derivative expenses of approximately $96.5 million associated with these securities. In addition, the Company incurred approximately $5.1 million in cash paid for interest associated with outstanding notes and committed funds during 2017.

At December 31, 2017 the Company had outstanding approximately $7.4 million face value of convertible notes payable and derivative liability balances of approximately $72.1 million associated with stock purchase warrants and the conversion features of convertible notes.

During the second quarter of 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. Under this standard, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the Company’s financial statements were issued (April 16, 2018). Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due before April 16, 2019.

The Company is subject to a number of risks similar to those of other big data technology, technology consulting companies and subscription based businesses, including its dependence on key individuals, uncertainty of product development and generation of revenues, dependence on outside sources of capital, risks associated with research, development, testing, and successful protection of intellectual property, the Company’s ability to maintain and grow its subscriber base and the Company’s susceptibility to infringement on the proprietary rights of others. The attainment of profitable operations is dependent on future events, including obtaining adequate financing to fulfill the Company’s growth and operating activities and generating a level of revenues adequate to support the Company’s cost structure.

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years. As of and for the year ended December 31, 2017, the Company had an accumulated deficit of $189,495,185, a net loss of $150,824,842, and net cash used in operating activities of $27,378,690. As of and for the year ended December 31, 2016, the Company had an accumulated deficit of $43,261,418, a net loss of $7,381,071, and net cash used in operating activities of $2,134,313.

The Company expects to continue to incur net losses and have significant cash outflows for at least the next twelve months. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the consolidated financial statements were issued. These factors raise substantial doubt about the Company’s ability to continue as a going concern. While management plans to raise additional capital from sources such as sales of its debt or equity securities or loans in order to meet operating cash requirements, there is no assurance that management’s plans will be successful. The Company secured financing of $60,000,000 on January 11, 2018 which the Company has used (i) to increase the Company’s ownership interests or other rights and interests in MoviePass; (ii) to satisfy certain indebtedness; and (iii) for general corporate purposes and transaction expenses. The Company may also use the proceeds to make other acquisitions. In January 2018 the Company completed a shelf registration on Form S3 which provides for the issuance of up to $400,000,000 in common and preferred stock. Further the Company completed a public offering of approximately $105 million on February 13, 2018, pursuant to the shelf offering and has the ability to complete additional offerings thereunder. The total cash received was from the public offering was $99 million.

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

Off Balance Sheet Arrangements

As of December 31, 2017, the Company does not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

The Company’s commitments at December 31, 2017 are reflected and further detailed in the table located in Part I, Item 8, Note 17 of this Form 10-K.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

Item 8. FINANCIAL STATEMENT AND SUPPLEMENTAL DATA

The information required by this Item is incorporated herein by reference to the financial statements set forth in “Part IV, Item 15 (Exhibits, Financial Statement Schedules)” of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2017. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of the period ended December 31, 2017, due to the existence of the material weaknesses in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting are a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”).

Because of their inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework described in Internal Control-Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission, as revised in 2013. Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of the period ended December 31, 2017 due to the existence of the material weakness in internal control over financial reporting described below.

Our evaluation excluded MoviePass Inc which was acquired on December 11, 2017.  As permitted by the SEC, management’s assessment did not include the internal control over financial reporting of the acquired MoviePass operations which is included in our consolidated financial statements as of December 31, 2017 and for the period from the acquired date through December 31, 2017.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that the Company did not maintain effective internal control over financial reporting as of the period ended December 31, 2017 due to the existence of the following material weakness identified by management:

Lack of Accounting Resources

Due to the significant number of transactions that occurred during the 4th quarter of 2017 including but not limited to the acquisition of MoviePass Inc and the related financing arrangements, it was determined that the Company had inadequate monitoring controls in place related to its financial reporting, debt and equity related transactions and other management oversight procedures due to the lack of sufficient accounting resources to complete an effective review of the various complex and significant transactions.

Accordingly, management has determined that this control deficiency constitutes a material weakness. Management will begin implementing the Remediation Plan described herein and intends to continue working on it through the year ended December 31, 2018.

Remediation efforts to address the material weakness relating to the lack of sufficient accounting resources:

Management intends to remediate this item in the following manner:

i.	Identify and employ full time additional senior level accounting personnel to join the corporate accounting function in order to enhance overall monitoring and accounting oversight within the Company.
ii.	Identify and employ full time senior level accounting personnel to monitor and provide accounting oversight for MoviePass related transactions and activity.
iii.	Continue to engage third-party subject matter experts to aid in identifying and applying US GAAP rules related to complex financial instruments as well as to enhance the financial reporting function.
iv.	Design and implement additional internal controls and policies to ensure that we routinely review and document our application of established significant accounting policies.
v.	Implement additional systems and technologies to enhance the timeliness and reliability of financial data within the organization.

Changes in internal control over financial reporting

The MoviePass Inc. acquisition on December 11, 2017 and the post-acquisition integration related activities represents a material change in our internal control over financial reporting. We are in the process of evaluating the impact of the acquisition on our internal control over financial reporting as well as the necessary controls and procedures to be implemented.

Other than as noted above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or a reasonably likely to materially effect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Directors and Officers

The following table sets forth the names and ages of all of our directors and executive officers. Our officers are appointed by, and serve at the pleasure of, the Board.

Name	Age	Position

Theodore Farnsworth	55	Chief Executive Officer, Chairman
Stuart Benson	57	Chief Financial Officer, Secretary
Prathap Singh	51	Director
Muralikrishna Gadiyaram	65	Director
Gavriel Ralbag	34	Director
Carl J. Schramm	70	Director

The following is biographical information for each of our executive officers and directors.

Theodore Farnsworth

Theodore Farnsworth has served as the Chairman of our Board of Directors and as the Chief Executive Officer of our wholly-owned subsidiary, Zone Technologies, Inc., since November 9, 2016 and as our Chief Executive Officer since January 20, 2017. An expert in strategic development, marketing and consumer relations, Mr. Farnsworth has utilized these assets and skills building companies throughout his 30-year career. He has owned and operated numerous companies with proprietary products with recognized brand names that he actively helped to develop. Prior to his service with Zone, Mr. Farnsworth was the Manager and Sole Member of Highlander Development I, LLC from January 2014 until September 2016, and was the CEO of Source Vitamin Co Inc., from May 2009 until September 2013.

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

Prathap Singh

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

Mr. Singh holds several other distinctions as well, including being a business partner for LG CNS, a consulting Marketing Director managing mergers and acquisitions for the law firm Sharma & Yakshi Associates LLC, in Atlanta, Georgia, and a business advisor for state government-owned financial institutions and industry bodies such as KSFC & KASSIA in India. He is a former international baseball player and a life patron of ISKCON, Krsna.

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

Dr. Schramm’s academic career began at Johns Hopkins, where he founded the nation’s first research center on healthcare finance. He has founded or co-founded five companies, including HCIA and Greenspring Advisors. Dr. Schramm also has served in major corporate roles including Executive Vice President of Fortis (now Assurant) and CEO of Fortis Healthcare. He has advised major corporations including Ford, Johnson & Johnson, Apple, and numerous health insurance companies. He has been a member of the Singapore Prime Minister’s Research, Innovation, and Enterprise Council. He chaired the U.S. Department of Commerce’s Measuring Innovation in the 21st Century Economy Advisory Committee during the Bush Administration and was a member of President Obama’s National Advisory Council on Innovation and Entrepreneurship. Dr. Schramm is a trustee of the Templeton World Charity Foundation; a founding member of the Board of the International Intellectual Property Commercialization Council, a U.N. recognized NGO, headquartered in Hong Kong; and, a Council Member of the National Academies of Sciences’ Government-University-Industry Research Roundtable. He also serves on the board of the Tusher Center for Intellectual Property at UC Berkeley. He has authored, coauthored, or edited several books including Better Capitalism; Good Capitalism/Bad Capitalism; Inside Real Innovation; The Entrepreneurial Imperative, and Controlling Healthcare Costs. Burn The Business Plan is forthcoming in 2018.

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

Arrangements for Service and Family Relationships

No family relationship exists among any of the directors or executive officers. With the exception of Theodore Farnsworth, who we agreed to appoint as Chairman of the Board and Chief Executive Officer of Zone pursuant to the Agreement and Plan of Merger, dated as of July 7, 2016, among the Company, Zone Acquisition Corp. and Zone Technologies, Inc., no arrangement or understanding exists between any director and any other person pursuant to which a director was selected as a director of the Company and no arrangement or understanding exists between any executive officer and any other person pursuant to which an executive officer was selected as an executive officer of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and certain beneficial owners of the Company's equity securities (the “Section 16 Reporting Persons”) to file with the SEC reports regarding their ownership and changes in ownership of the Company’s equity securities. Based on a review of Forms 3, 4 and 5 and any amendments thereto, we believe that each of the Section 16 Reporting Persons reported on a timely basis all transactions required to be reported by Section 16(a) during the year ended December 31, 2017, except for the following:

●	Carl J. Schramm has not filed a Form 3 since his appointment to the Company’s Board.

Audit Committee

The Board has an Audit Committee which is comprised of Messrs. Schramm, Singh (Chairperson) and Ralbag. In connection with the review of this report, including our financial statements, the Board determined that due to the complexity of the accounting issues related to the sale and issuance of our Senior Secured Convertible Notes, the Audit Committee no longer had an Audit Committee Financial Expert. No member of the Audit Committee has experience preparing, auditing, analyzing or evaluating financial statements that present the breadth and level of complexity of accounting issues that are raised by the Senior Secured Convertible Notes. The Board intends to actively search for an independent director who will have the qualifications of an Audit Committee Financial Expert. The Audit Committee Charter is posted at the Company’s website, www.hmny.com, under “Our Team”.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table for 2017 and 2016

Set forth in the table below is the compensation paid to our executive officers during the years ended December 31, 2017 and 2016.

				Stock	All Other
		Salary	Bonus	Awards	Compensation		Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)		($)
Theodore Farnsworth	2017	225,000	1,350,000	7,250,000	76,050	(3)	8,901,050
Chief Executive Officer	2016	32,500			176,400		208,900

Parthasarathy Krishnan	2017	225,000	500	2,685,000	7,244	(5)	2,917,744
Chief Innovation Officer (4)	2016	131,250	-	-	-		131,250

Stuart Benson	2017	200,000	35,500	-	-		235,500
Chief Financial Officer	2016	22,052	-	-	-		22,052

(1) Amounts for this column reflect (i) a cash bonus awarded to Mr. Farnsworth in accordance with the terms of his employment agreement and (ii) discretionary bonuses awarded to Mr. Krishnan and Mr. Benson.

(2) The amounts for 2017 reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 13 to our audited consolidated financial statements for the fiscal year ended December 31, 2017, included in this Annual Report. The amounts in this column exclude an aggregate of 2,053,255 shares awarded to Mr. Farnsworth in consideration for entry into, and as a bonus under, his employment agreement in 2017, which award is subject to stockholder approval and which shares have not yet been granted.

(3) Consists of payment of housing expenses.

(4) The Company’s Board of Directors determined on and as of November 2, 2017 that Mr. Krishnan was no longer a named executive officer of the Company.

(5) Consists of payment of 2016 compensation in arrears which was discovered by the Company in the first quarter of 2017.

Option Exercises for 2017

No options were exercised by the named executive officers during 2017.

Outstanding Equity Awards at 2017 Fiscal Year End

The named executive officers did not hold unvested equity compensation awards as of December 31, 2017.

Employment Agreements

Farnsworth Agreement

On December 11, 2017 (the “Farnsworth Agreement Date”), we entered into an employment agreement (the “Farnsworth Agreement”) with Theodore Farnsworth, our Chief Executive Officer and Chairman of the Board. The Farnsworth Agreement has an initial term of five years and, following the expiration of the initial term, will be automatically renewed for additional consecutive terms of one year, unless either we or Mr. Farnsworth objects to the renewal upon at least ninety days prior to the commencement of the renewal term.

Compensation

Each grant of common stock discussed below is subject to approval by our stockholders to the extent required by the Listing Rules of The Nasdaq Stock Market, including Listing Rule 5635(c). The Company anticipates seeking such stockholder approval during the first half of 2018.

Base Salary. Pursuant to the Farnsworth Agreement, Mr. Farnsworth’s base salary will be $325,000 per year and will be increased on each anniversary of the Farnsworth Agreement Date in an amount to be determined by the Board, but in no event less than $15,000.

Annual Bonus. For 2017, Mr. Farnsworth will receive a year-end cash bonus in the amount of $350,000 and an award of 53,255 shares of the Company’s common stock which shall vest on February 15, 2019, which have a value of $450,000, as determined by the last closing price of the common stock preceding the grant date (December 10, 2017). For each subsequent year of the term, Mr. Farnsworth will receive an annual bonus, made up of cash and shares of our common stock, as determined in the sole discretion of the Board based on its assessment of our Company and individual performance in relation to performance targets, a subjective evaluation of Mr. Farnsworth’s performance or such other criteria as may be established by the Board. The annual cash target bonus will be 25% of Mr. Farnsworth’s base salary and the annual award of shares of the Company’s common stock will have a value equal to 200% of his base salary, also determined by the closing price of the common stock on the grant date. Shares of common stock granted to Mr. Farnsworth in each subsequent year of the term will vest ratably at the end of each of the six calendar quarters subsequent to the calendar quarter in which the grant is made.

Market Capitalization Milestone Bonus. Mr. Farnsworth will receive a stock bonus based upon the Company’s achievement of certain market capitalization milestones during the term of the agreement, as set forth in the table below. Each award of common stock pursuant to a market capitalization milestone will vest upon the later of February 15, 2019 and the end of the applicable three-month period following the applicable date of the grant. The Company’s market capitalization for each applicable milestone and measurement period will be determined based on the market capitalization reported by Bloomberg LP.

Company Market Capitalization Milestone	Percentage
$100,000,000	3%
$150,000,000	3%
$200,000,000	4%
$250,000,000	4%
$300,000,000	5%
$350,000,000	5%
$400,000,000	7%
$450,000,000	7%
$500,000,000	9%
every additional $100,000,000 thereafter (cumulated with the applicable immediately preceding milestone)	10%

Each milestone above is a separate milestone for which Mr. Farnsworth may earn the applicable percentage. Mr. Farnsworth will be entitled to earn the applicable percentage for each milestone only once.

Capital Raise Bonus. Mr. Farnsworth will receive a one-time bonus of $1,000,000, payable no later than December 29, 2017, for his efforts in bringing capital sources that have been critical to the Company’s needs during 2017.

Grant of Common Stock. In approving the Farnsworth Agreement, the Board approved the issuance of 2,000,000 shares of common stock to Mr. Farnsworth, which have a market value of $16,900,000 based on the last closing price of the common stock preceding the grant date (December 10, 2017). The shares will vest in their entirety on February 15, 2019, which is 18 months following August 15, 2017, the date on which the Company entered into the MoviePass SPA. Pursuant to the terms of the MoviePass SPA, the Company was required to enter into a 5-year employment agreement with Mr. Farnsworth prior to the closing of the MoviePass Transaction, which occurred on December 11, 2017.

Other Benefits

Life Insurance. We will pay the premiums of an insurance policy insuring Mr. Farnsworth’s life, providing coverage in the amount of $3,000,000, payable to a beneficiary chosen by Mr. Farnsworth.

Automobile Allowance. Mr. Farnsworth will receive an automobile allowance of $750 per month.

Company Benefits. Mr. Farnsworth will be entitled to participate in all pension, savings and retirement plans, welfare and insurance plans, practices, policies, programs and perquisites of employment applicable generally to other senior executives of the Company.

Termination Provisions

We may terminate the Farnsworth Agreement as a result of the death or disability of Mr. Farnsworth or for “cause” as defined in the Farnsworth Agreement. Mr. Farnsworth may terminate the Farnsworth Agreement upon 30 days’ notice to us or for “good reason,” as defined in the Farnsworth Agreement. If the Farnsworth Agreement is terminated by Mr. Farnsworth for any reason other than good reason, terminated by us for cause, or expires by its terms, Mr. Farnsworth will receive earned but unpaid base salary, unpaid expense reimbursements, any earned but unpaid annual bonus, and the value of any accrued and unused vacation days (collectively, the “Accrued Obligations”).

If the Farnsworth Agreement is terminated due to his death or disability, Mr. Farnsworth will receive the Accrued Obligations; a pro-rata portion of the annual bonus, if any, for the fiscal year in which the termination occurs; accelerated vesting of any equity-incentive awards; reimbursement of health insurance premiums, for himself or his dependents in the event of his death, for a period of 18 months; and, in the event of his disability, continuation of the base salary until the earlier of (A) the 12 month anniversary of the termination date of his employment and (B) the date Mr. Farnsworth is eligible to commence receiving payments under our long-term disability policy.

If Mr. Farnsworth’s employment is terminated due to a Change in Control, as defined in the Farnsworth Agreement, without cause by us or for good reason by Mr. Farnsworth, he will receive the Accrued Obligations; severance in a single lump sum installment in an amount equal to 2 times the sum of (A) the base salary plus (B) an amount equal to 2 times the maximum annual bonus for which he is eligible in the fiscal year in which the termination of his employment occurs, or if there is no annual bonus for which he is eligible in that year, then 2 times the annual bonus most recently paid to him; a pro-rata portion of the annual bonus, if any, for the fiscal year in which the termination occurs; accelerated vesting of any equity-incentive awards; and reimbursement of health insurance premiums for a period of 18 months.

If, as of the date of a Change in Control, Mr. Farnsworth holds equity awards that are not vested and, if applicable, exercisable, such equity awards will become fully vested and, if applicable, exercisable, as of the date of the Change in Control if the acquirer does not agree to assume the awards or substitute equivalent equity awards.

The Farnsworth Agreement includes standard provisions relating to maintaining the confidentiality of our confidential information, non-solicitation of our employees and indemnification.

Benson Agreement

On January 18, 2018, we entered into an employment agreement (the “Benson Agreement”) with Stuart Benson, our Chief Financial Officer. The term of the Benson Agreement will expire on December 31, 2020 and, following the expiration of the initial term, will be automatically renewed for additional consecutive terms of one year, unless either we or Mr. Benson objects to the renewal at least ninety days prior to the commencement of the renewal term.

Compensation

Base Salary. Pursuant to the Benson Agreement, Mr. Benson’s base salary will be $275,000 per year, retroactive to January 1, 2018, and will be increased on the first day of each calendar year thereafter in an amount that is no less than 7% of the base salary.

Annual Bonus. For 2017, Mr. Benson will receive a performance bonus consisting of (i) cash in the amount of $150,000, payable no later than January 31, 2018; (ii) 300,000 shares of the Company’s common stock for extraordinary services related to the Company’s acquisition of a majority stake in MoviePass Inc.; and (iii) 100,000 shares of the Company’s common stock for outstanding performance of his general duties in 2017. The shares of common stock will vest in their entirety on February 15, 2019 and will be issued no later than March 15, 2018. For each subsequent year of the term, Mr. Benson may receive an annual bonus, made up of cash and shares of the Company’s common stock, as determined in the sole discretion of the Board based on its assessment of Company and individual performance in relation to performance targets, a subjective evaluation of Mr. Benson’s performance or such other criteria as may be established by the Board. The annual cash target bonus will be 50% of Mr. Benson’s base salary and, if granted, the annual award of shares of the Company’s common stock will be as follows: (i) for services rendered during 2018, 300,000 shares; (ii) for services rendered during 2019, 325,000 shares; and (iii) for services rendered during 2020, 400,000 shares. The shares of common stock included in the annual bonus, if any, will vest ratably at the end of each of the six calendar quarters subsequent to the calendar quarter in which the grant is made. Any award of common stock made pursuant to the Benson Agreement will be subject to our receipt of all corporate approvals required by applicable law or the rules and regulations of the Nasdaq Capital Market or such other national securities exchange in the United States on which our common stock is then listed and the terms of an award agreement between Mr. Benson and the Company.

Grant of Common Stock. We will grant to Mr. Benson an award of 600,000 shares of common stock, subject to the terms of an award agreement. The shares shall vest in their entirety on February 15, 2019, eighteen months following August 15, 2017, the date on which we entered into the MoviePass SPA, which contemplated that we would enter into an employment agreement with Mr. Benson prior to the closing under the MoviePass Transaction.

Other Benefits

Life Insurance. We will pay the premiums of an insurance policy insuring Mr. Benson’s life, providing coverage in the amount of $3,000,000, payable to a beneficiary chosen by Mr. Benson.

Automobile Allowance. Mr. Benson will receive an automobile allowance of $750 per month.

Company Benefits. Mr. Benson will be entitled to participate in all pension, savings and retirement plans, welfare and insurance plans, practices, policies, programs and perquisites of employment applicable generally to other senior executives of the Company.

Termination Provisions

We may terminate the Benson Agreement as a result of the death or disability, as defined in the Benson Agreement, of Mr. Benson or for “cause” as defined in the Benson Agreement. Mr. Benson may terminate the Benson Agreement upon 30 days’ notice to the Company or for “good reason,” as defined in the Benson Agreement. If the Benson Agreement is terminated by Mr. Benson for any reason other than good reason, terminated by the Company for cause, or expires by its terms, Mr. Benson will receive earned but unpaid base salary, unpaid expense reimbursements, any earned but unpaid annual bonus, and the value of any accrued and unused vacation days (collectively, the “Accrued Obligations”).

If the Benson Agreement is terminated due to his death or disability, Mr. Benson will receive the Accrued Obligations; a pro-rata portion of the annual bonus, if any, for the fiscal year in which the termination occurs; accelerated vesting of any equity-incentive awards that are subject to time-based vesting; subject to a valid election under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), reimbursement of health insurance premiums, for himself or his dependents in the event of his death, for a period of 18 months; and, in the event of his disability, continuation of the base salary until the earlier of (A) the 12 month anniversary of the termination date of his employment and (B) the date Mr. Benson is eligible to commence receiving payments under our long-term disability policy.

If Mr. Benson’s employment is terminated without cause by us, due to a Change in Control, as defined in the Benson Agreement, or for good reason by Mr. Benson, he will receive the Accrued Obligations; severance in a single lump sum installment in an amount equal to 2 times the sum of (A) the base salary plus (B) an amount equal to 2 times the maximum annual bonus for which he is eligible in the fiscal year in which the termination of his employment occurs, or if there is no annual bonus for which he is eligible in that year, then 2 times the annual bonus most recently paid to him; a pro-rata portion of the annual bonus, if any, for the fiscal year in which the termination occurs; accelerated vesting of any equity-incentive awards; and subject to a valid election under COBRA, reimbursement of health insurance premiums for a period of 18 months.

If, as of the date of a Change in Control, Mr. Benson holds stock options that are not vested and exercisable, such stock options will become fully vested and exercisable, as of the date of the Change in Control if the acquirer does not agree to assume the awards or substitute equivalent stock options.

The Benson Agreement includes standard provisions relating to maintaining the confidentiality of the Company’s confidential information, non-solicitation of the Company’s employees and indemnification.

On April 7, 2016 we entered into an at-will employment agreement with Pat Krishnan (the “Krishnan Agreement”) whereby, in exchange for his services as Chief Executive Officer, President and Interim Chief Financial Officer, we agreed to pay him compensation of $175,000 a year. On November 9, 2016, Mr. Krishnan’s annual compensation was increased to $225,000. Pursuant to the Krishnan Agreement, Mr. Krishnan must provide us with at least 10 days’ notice before terminating his employment. The Krishnan Agreement also includes a confidentiality provision and non-compete and non-solicitation provisions that continue for a period of one year following his separation from service. Mr. Krishnan resigned his positions as Chief Executive Officer, President and Interim Chief Financial Officer on January 20, 2017, when he was appointed as our Chief Innovation Officer.

Director Compensation

The following table sets forth certain information regarding compensation for services rendered by our non-employee directors during the year ended December 31, 2017. Our directors are paid $7,500 for each full quarter during which they provide services to us. Reimbursable expenses such as travel-related expenses are not included in the table below.

	Fees Earned		All
	Or paid in	Stock	Other
	cash	Awards	Compensation	Total
Name	($)(1)	($)(2)	($)(3)	($)

Prathap Singh	30,000		-	30,000
Muralikrishna Gadiyaram	-	7,250,000	206,250	7,456,250
Carl J. Schramm	34,321		-	34,321
Gavriel Ralbag	30,000		-	30,0001

(1)	Represents fees earned or paid in cash in 2017, including annual retainer fees, committee fees and fees for special Board or committee projects.

38

(2)

The amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 14 to our audited consolidated financial statements for the fiscal year ended December 31, 2017, included in this Annual Report. The amount in this column exclude 40,000 shares awarded to each director during the year ended December 31, 2017 under the Company’s 2014 Equity Incentive Plan. The award of such shares is subject to the entry into applicable award agreements, and accordingly the shares were not granted in fiscal 2017.

(3)	Consists of consultant fees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of common stock beneficially owned as of April 11, 2018 by:

•	each person known by the Company to own beneficially more than 5% of the Company’s common stock

•	each of the Company’s directors and named executive officers listed in the Summary Compensation Table under the section entitled “Executive Compensation”; and

•	all of our current executive officers and directors as a group.

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)		Percentage of Ownership (3)
5% Stockholders
Hudson Bay Capital Management, L.P (4)	5,642,99	(5)	9.6%
Sander Gerber (4)	5,642,991	(5)	9.6%

Named Executive Officers and Directors
Theodore Farnsworth	5,416,355	(6)	9.6%
Stuart Benson	1,000,000	(7)	1.9%
Muralikrishna Gadiyaram	2,323,040	(8)	4.4%
Prathap Singh	40,000	(9)	*
Gavriel Ralbag	40,000	(10)	*
Carl J. Schramm	40,000	(11)	*

All current directors and executive officers as a group (6 persons)	8,859,395	(12)	15.3%

*Less than 1%

(1)	Unless otherwise noted, the business address of each named person is c/o Helios and Matheson Analytics Inc., Empire State Building, 350 Fifth Avenue, Suite # 7520, New York, New York 10118.
(2)	Unless otherwise noted, each person named in the table below has sole voting and investment power with regard to all shares beneficially owned, subject to applicable community property laws.
(3)	The percentages shown are calculated based on 52,996,631 shares of common stock issued and outstanding on April 11, 2018. In calculating the percentage of ownership, all shares of common stock that are acquirable by the identified person or group within 60 days of April 11, 2018 are deemed to be outstanding for purposes of computing the percentage of the shares of common stock owned by that person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person or group.
(4)	Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay Capital Management, L.P. The address for Hudson Bay Capital Management, L.P. (“Hudson Bay”) and Mr. Gerber is 777 Third Avenue, 30th Floor, New York, New York 10017.
(5)	According to the Company’s records, and based on information provided by Hudson Bay as of April 11, 2018, these shares represent shares reserved for issuance to Hudson Bay and shares issuable upon exercise of warrants, and are each subject to a 9.99% blocker.
(6)	This amount includes (i) 750,000 shares issuable within 60 days of April 11, 2018, subject to entry into applicable award agreements, (ii) 2,926,355 shares issuable within 60 days of April 11, 2018 subject to stockholder approval.
(7)	Represents shares issuable within 60 days of April 11, 2018, subject to stockholder approval.
(8)	Includes (i) 687,149 shares held by Helios & Matheson Information Technology Ltd. and (ii) 885,891 shares held by Helios Matheson Inc., over which Mr. Gadiyaram holds shared voting and investment control.
(9)	Represents shares issuable within 60 days of April 11, 2018.
(10)	Represents shares issuable within 60 days of April 11, 2018.
(11)	Represents shares issuable within 60 days of April 11, 2018.
(12)	Includes an aggregate amount of 5,153,364 shares issuable within 60 days of April 11, 2018.

The Helios and Matheson Analytics Inc. 2014 Equity Incentive Plan

On March 3, 2014 our Board approved and adopted, and on May 5, 2014 our stockholders approved, the Helios and Matheson Analytics Inc. 2014 Equity Incentive Plan (the “2014 Plan”) which initially set aside and reserved 400,000 shares of the Company’s common stock for grant and issuance under the 2014 Plan, in accordance with its terms and conditions. In conjunction with the merger with Zone, the number of shares reserved for the 2014 Plan was increased by 725,000 shares of common stock. In January 2018, our Board approved and adopted, and on February 5, 2018, our stockholders approved, an increase in the number of shares reserved for the 2014 Plan by 1,875,000, so that the total shares set aside and reserved for issuance under the 2014 Plan totals 3,000,000 shares (the “Shares”). Persons eligible to receive awards from the 2014 Plan include employees (including officers and directors) of the Company and its affiliates, consultants who provide significant services to the Company or its affiliates, and directors who are not employees of the Company or its affiliates (collectively, the “Participants”). The 2014 Plan permits the Company to issue to Participants qualified and/or non-qualified options to purchase the Company’s common stock, restricted common stock, performance units (comprised of, for example, common stock and an option to purchase common stock) and performance shares. The 2014 Plan will terminate on March 3, 2024. The Compensation Committee of the Board has been appointed as the committee responsible for administration of the 2014 Plan and has the sole discretion to determine which Participants will be granted awards and the terms and conditions of the awards granted. The 2014 Plan may be amended by the Board.

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

Individual Employee Benefit Plans

On January 20, 2017, the Board approved individual employee benefit plans (the “Executive Plans”) for Theodore Farnsworth, Pat Krishnan and Muralikrishna Gadiyaram. Pursuant to the Executive Plans, upon stockholder approval of the Executive Plans becoming effective, the Company will issue 250,000 unregistered shares of common stock to each of the above-named individuals as a bonus for exceptional services provided in connection with the Company’s merger transaction with Zone. The Executive Plans each include a provision that prevents the sale or transfer of the shares, subject to exceptions for the transfer by gift, by will or intestate succession, or to a trust for the benefit of the individual or his family, for a period of 24 months from the date that stockholder approval is obtained. Subject to the requirements of the Company’s insider trading policy, the shares may also be sold or transferred in connection with the full or partial payment of taxes or tax withholding obligations required to be paid or satisfied upon the individual’s receipt of the shares. The Executive Plans also include a market standoff provision which prevents the recipient from selling or transferring the shares for a period not to exceed 180 days from the consummation of a registered offering if so requested by the underwriter or placement agent. Stockholder approval for the grants was obtained at a special meeting of our stockholders held on October 27, 2017.

Also on January 20, 2017 the Board approved individual employee benefit plans (the “January Consultant Plans”) for two consultants. Pursuant to the January Consultant Plans, each of the consultants received 200,000 unregistered shares of the Company’s common stock as a bonus for exceptional services provided in connection with the Company’s merger transaction with Zone. The January Consultant Plans were also approved by the Company’s stockholders on January 22, 2017.

On August 10, 2017, the Board approved individual employee benefit plans for various consultants of the Company, granting such consultants an aggregate of 238,333  shares for various services provided to the Company.

	Number of Securities to	Weighted-average
	be issued upon exercise	exercise price of
	of outstanding options,	outstanding options,
Plan Category	warrants and rights	warrants and rights	Total

Equity compensation plans approved by security holders	N/A	N/A	885,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	N/A	N/A	885,000

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

Transactions with Related Persons, Promoters and Certain Control Persons

Other than as disclosed below, during our last two fiscal years through the date of this report, there has not been any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years ($87.8 million) and in which any of our directors, nominees for director, executive officers, holders of more than five percent of any class of our voting securities or any member of the immediate family of the foregoing persons had or will have a direct or indirect material interest.

Gadiyaram Consulting Agreement

On October 5, 2017, we entered into a consulting agreement (the “Consulting Agreement”) with Mr. Muralikrishna Gadiyaram, a director of the Company. The Consulting Agreement formalizes the consulting arrangement between us and Mr. Gadiyaram, for which we have been accruing consulting fees since January 1, 2017. Mr. Gadiyaram has been providing consulting services without an agreement or compensation since our acquisition of Zone in November 2016. Pursuant to the Consulting Agreement, Mr. Gadiyaram will continue providing guidance to the Company and Zone relating to the further development of their respective businesses and technologies, including, without limitation, rolling-out the RedZone Map application outside the United States, particularly in India. If requested by the Company, Mr. Gadiyaram will also provide guidance with respect to the development of any businesses or technologies that the Company or Zone may acquire during the term of the Consulting Agreement, including, without limitation, MoviePass. In exchange for his services, Mr. Gadiyaram will receive fees in the amount of $18,750 per month in cash. Following our execution of the Consulting Agreement, pursuant to its terms, we paid Mr. Gadiyaram the accrued consulting fees for the period from January 1, 2017 through June 30, 2017, which did not become due or owing until the execution of the Consulting Agreement. The Consulting Agreement has a term of two years but may be terminated by either party at any time by giving 30 days written notice to the other party. If we terminate the Consulting Agreement without Cause, as defined in the Consulting Agreement, prior to the end of the term, Mr. Gadiyaram will be entitled to a termination fee equal to the lesser of (a) the consulting fee for the remainder of the term, or (b) the consulting fee for a period of 12 months following the delivery of written notice of termination by the Company, in each case payable monthly and subject to proration.

Adoption of Executive Plans

The Board has approved individual employee benefit plans (the “Executive Plans”) for three of our executives, Theodore Farnsworth, Parthasarathy (Pat) Krishnan and Muralikrishna Gadiyaram (the “Executives”). There are no other executive officers or directors that will participate in the Executive Plans. Each of the Executive Plans includes the following:

●	A grant of 250,000 unregistered shares of our common stock (the “Award Shares”) to each Executive, which grant was subject to (i) approval by The Nasdaq Stock Market LLC of a listing of additional shares form, which form was submitted to Nasdaq on January 24, 2017 and approved January 31, 2017 and (ii) approval by our stockholders, which took place at a special meeting of our stockholders on October 27, 2017;

●	A grant of 500,000 unregistered shares of our common stock (the “MP Award Shares”) to each Mr. Farnsworth and Mr. Gadiyram, which grant was subject to (i) approval by The Nasdaq Stock Market LLC and (ii) approval by our stockholders, which took place at a special meeting of our stockholders on October 27, 2017;

●	A lock-up provision preventing the sale or transfer of the Award Shares for a period of 24 months from the date that stockholder approval was obtained subject to exceptions for (i) the transfer of Award Shares as a bona fide gift, by will or intestate succession or to a trust for the benefit of the Executive and his immediate family and (ii) the transfer of Award Shares to us or any deemed disposition or deemed sale with respect to the Award Shares in connection with the full or partial payment of taxes or tax withholding obligations required to be paid or satisfied upon receipt by the Executive of the Award Shares;

●	A lock-up provision preventing the sale or transfer of the MP Award Shares for a period of 18 months from the date of the closing of the Company’s acquisition of a majority of MoviePass; and

●	A “market standoff” provision pursuant to which the Executive agrees that, following the execution of a definitive underwriting or placement agency agreement with respect to a registered offering of our securities, the Executive will not sell or otherwise transfer any Award Shares or other securities of the Company during any period, not to exceed 180 days, requested by the underwriter or placement agent and agreed to in writing by us.

The shares under the Executive Plans reserved for issuance to Mr. Gadiyaram were issued in February 2018. Other than the shares issued to Mr. Gadiyaram, as of the date of this report, none of the shares of common stock granted pursuant to the Executive Plans has been issued.

Transactions with Helios and Matheson Information Technology Ltd. (“HMIT”)

In September 2010, the Company entered into an amendment of a Memorandum of Understanding (the “MOU”) with its former parent, HMIT, which was subsequently amended in August 2013. Pursuant to the MOU, HMIT agreed to make available to the Company facilities of dedicated Off-shore Development Centers (“ODCs”) and also render services by way of support in technology, client engagement, and management and operation of the ODCs for the Company. The Company furnished HMIT with a security deposit of $2,000,000 to cover any expenses, claims or damages that HMIT may have incurred while discharging its obligations under the MOU and also to cover the Company’s payable to HMIT. As of December 31, 2015, the Company had a receivable from HMIT in the amount of $182,626 which represents amounts paid on behalf of HMIT, for which the Company fully reserved.

In August 2014, the Company entered into a Professional Service Agreement with HMIT (the “PSA”), which documented ongoing services provided by HMIT from February 24, 2014. Pursuant to the PSA, HMIT hired employees in India and provided infrastructure services for those employees to facilitate the operations of those of the Company’s clients who needed offshore support for their businesses. For the services the Company paid the costs incurred by HMIT for the employees it hired to provide the services and a fixed fee for infrastructure support. Beginning October 2014, all employees were transferred to the payroll of the Company’s subsidiary, Helios and Matheson Global Services Pvt. Ltd., and HMIT was paid only for the infrastructure support it provided until August 2015. Beginning September 2015, Helios and Matheson Global Services Pvt. Ltd. leased an office and took over infrastructure support from HMIT. For the year ended December 31, 2017 and 2016 the Company did not have any revenue from services provided with offshore support of HMIT.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the years ended December 31, 2017 and 2016, the aggregate fees billed by the Company’s principal accountant (the “Principal Accountant”) for the audit of the Company’s financial statements for each of such years and the reviews of Company’s interim financial statements during each of such years were $88,000 and $85,500, respectively.

Audit-Related Fees

For the years ended December 31, 2017 and 2016, there were no fees billed to the Principal Accountant for audit-related services.

Tax Fees

During the years ended December 31, 2017 and 2016, there were no fees billed to the Principal Accountant for tax advice and tax planning services.

All Other Fees

During the years ended December 31, 2017 and 2016, there were no fees billed to the Principal Accountant for professional services other than audit and tax services.

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

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1	Securities Purchase Agreement, dated August 15, 2017, by and between the Company and MoviePass Inc., (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2017).

2.2	Amendment No. 1 to Securities Purchase Agreement, dated as of October 6, 2017, by and between the Company and MoviePass Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2017).

2.3	Amendment No. 2 to Securities Purchase Agreement, dated as of December 11, 2017, by and between the Company and MoviePass Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2017).

3.1	Certificate of Incorporation of Helios and Matheson Analytics Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2010; Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2011 filed with the SEC on May 13, 2011; Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed with the SEC on August 15, 2011).

3.2	Bylaws of Helios and Matheson Analytics Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2010).

4.1	Common Stock Purchase Warrant issued on September 7, 2016 by the Company to Palladium Capital Advisors, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2016).

4.2	Common Stock Purchase Warrant issued on December 2, 2016 by the Company to Palladium Capital Advisors, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2016).

4.3	Form of Subordinated Convertible Promissory Note in the principal amount of $5,000,000 issued by MoviePass Inc. to the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2017).

4.4	Form of Promissory Note in the principal amount of $10,000,000 issued by the Company to MoviePass Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2017).

4.5	Form of Senior Secured Convertible Note issued by the Company (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2017).

4.6	Form of Promissory Note in the principal amount of $8,800,000 issued by Hudson Bay Master Fund Ltd. to the Company (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2017).

4.7	Form of Warrant to Purchase Common Stock issued by the Company (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2017).

4.8	Warrant to Purchase Common Stock issued by the Company to Hudson Bay Master Fund Ltd on August 16, 2017 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2017).

4.9	Form of Common Stock Purchase Warrant issued by the Company to Palladium Capital Advisors, LLC (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2017).

Exhibit Number	Exhibit Description
4.10	Senior Convertible Note in the principal amount of $697,000 issued by the Company to Hudson Bay Master Fund Ltd on December 2, 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2017).

4.11	Senior Convertible Note in the principal amount of $697,000 issued on December 2, 2016 by the Company to Hudson Bay Master Fund Ltd (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2017).

4.12	Form of Common Stock Purchase Warrant issued by the Company to Palladium Capital Advisors, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2017).

4.13	Amended and Restated Subordinated Convertible Promissory Note in the principal amount of $11,500,000 issued by MoviePass Inc. to the Company on October 6, 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2017).

4.14	Form of Promissory Note in the principal amount of $5,000,000 issued by the Company to MoviePass Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2017).

4.15	Form of Senior Bridge Convertible Note issued by the Company to MoviePass Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2017).

4.16	Form of Secured Promissory Note issued by the investor party thereto to the Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2017).

4.17	Demand Promissory Note in the principal amount of $750,000 issued by the Company to Hudson Bay Master Fund Ltd on November 2, 2017 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2017).

4.18	Subordinated Convertible Promissory Note in the principal amount of $750,000 issued by MoviePass Inc. to the Company on November 2, 2017 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2017).

4.19	Subordinated Convertible Promissory Note in the principal amount of $3,000,000 issued by MoviePass Inc. to the Company on November 8, 2017 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2017).

4.20	Form of Common Stock Purchase Warrant issued by the Company to Palladium Capital Advisors, LLC (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2017).

4.21	Subordinated Convertible Promissory Note in the principal amount of $2,000,000 issued by MoviePass Inc. to the Company on November 14, 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2017).

4.22	Warrant to Purchase Common Stock issued by the Company to Hudson Bay Master Fund, Ltd on August 16, 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2017).

4.23	Subordinated Convertible Promissory Note in the principal amount of $1,800,000 issued by MoviePass Inc. to the Company on November 21, 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2017).

4.24	Subordinated Convertible Promissory Note in the principal amount of $1,800,000 issued by MoviePass Inc. to the Company on November 27, 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 1, 2017).

4.25	Subordinated Convertible Promissory Note in the principal amount of $12,000,000 issued by Company to Moviepass Inc. on December 11, 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2017).

Exhibit Number	Exhibit Description
4.26	Form of Subordinated Convertible Promissory Note issued by MoviePass Inc. to the Company (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2017).

4.27	Form of Warrant to Purchase Common Stock issued by the Company on December 15, 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2017).

4.28	Form of Warrant to Purchase Common Stock issued by the Company on December 15, 2017 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2017).

10.1	Form of Indemnification Agreement, dated as of February 5, 2016, by and between the Company and each of its directors and Chief Executive Officer and Chief Financial Officer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2016).

10.2	Separation and Mutual Release Agreement, dated as of March 31, 2016, by and among the Company, Helios and Matheson Information Technology Ltd, and Divya Ramachandran (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2016).

10.3	Form of Indemnification Agreement, dated as of July 15, 2016, by and between the Company and each of its directors and Chief Executive Officer and interim Chief Financial Officer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2016).

10.4	Amendment to Promissory Note and Security and Pledge Agreement, effective as of October 25, 2016, by Zone Technologies, Inc. issued in favor of HMNY Zone Loan LLC (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016 filed with the SEC on November 21, 2016).

10.5	Form of Security and Pledge Agreement, by and among the Company, certain direct and indirect Domestic Subsidiaries of the Company and Hudson Bay Master Fund Ltd (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2016).

10.6	Form of Guaranty made by certain guarantors party thereto in favor of Hudson Bay Master Fund Ltd (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2016).

10.7	Form of Voting and Lockup Agreement by and among the Company, Theodore Farnsworth, Helios and Matheson Information Technology, Ltd and Helios & Matheson Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2016).

10.8	Letter, dated December 1, 2016, from the Company to Hudson Bay Master Fund Ltd. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2016).

10.9	First Amendment to Letter Agreement, dated as of January 15, 2017, by and between the Company and Hudson Bay Master Fund Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 17, 2017).

10.10	Form of Individual Employee Benefit Plan for Theodore Farnsworth, Parthasarathy Krishnan and Muralikrishna Gadiyaram (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2017).

10.11	Form of Individual Employee Benefit Plan for certain consultants of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2017).

10.12	Securities Purchase Agreement, dated as of February 7, 2017, by and among the Company and each of the investors listed on Schedule of Buyers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2017).

10.13	Form of Senior Secured Convertible Note by the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2017).

Exhibit Number	Exhibit Description
10.14	Form of Promissory Note in the principal amount of $5,000,000 by Hudson Bay Master Fund Ltd. to the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2017).

10.15	Form of Registration Rights Agreement by and among the Company and certain buyers party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2017).

10.16	Form of Security and Pledge Agreement by and among the Company, certain direct and indirect Domestic Subsidiaries of the Company and Hudson Bay Master Fund Ltd (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2017).

10.17	Form of Guaranty made by certain guarantors party thereto in favor of Hudson Bay Master Fund Ltd (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2017).

10.18	Form of Voting and Lockup Agreement by and between the Company and stockholder party thereto (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2017).

10.19	Letter, dated February 7, 2017, by the Company to Hudson Bay Master Fund Ltd. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2017).

10.20	Form of Common Stock Purchase Warrant issued by the Company to Palladium Capital Advisors, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2017).

10.21	Amendment of Lease, dated as of March 27, 2017, by and between the Company and ESRT Empire State Building, L.L.C. (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2017).

10.22	Trademark License Agreement, dated March 30, 2017, by and between the Company and Helios & Matheson Information Technology, Ltd. (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2017).

10.23	Employment Agreement, dated April 7, 2016, as amended on November 9, 2016, between the Company and Parthasarathy Krishnan (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2017). †

10.24	Amended and Restated License Agreement, dated May 18, 2017, by and between the Company and Is It You Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2017).

10.25	Form of Investors’ Rights Agreement by and among the Company, MoviePass Inc. and certain stockholders listed on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2017).

10.26	Form of Voting Agreement by and among the Company, MoviePass Inc. and certain stockholders listed on Exhibit A thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2017).

10.27	Transaction Voting and Support Agreement, dated as of August 15, 2017, by and among the Company and certain stockholders parties thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2017).

10.28	Transaction Voting and Support Agreement, dated as of August 15, 2017, by and between MoviePass Inc. and certain stockholders parties thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2017).

10.29	Form of Voting Proxy Agreement by and between the Company and Mitch Lowe (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2017).

10.30	Form of Voting Proxy Agreement by and between MoviePass Inc. and Theodore Farnsworth (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2017).

Exhibit Number	Exhibit Description
10.31	Second Amended and Restated Subordinated Convertible Note Purchase Agreement, dated August 15, 2017, by and between MoviePass Inc. and the purchasers listed on Exhibit A thereto (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2017).

10.32	Securities Purchase Agreement, dated August 15, 2017, by and among the Company and each of the investors listed on Schedule of Buyers thereto (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2017).

10.33	Form of Registration Rights Agreement by and among the Company and certain buyers party thereto (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2017).

10.34	Form of Security and Pledge Agreement by and among the Company, certain direct and indirect Domestic Subsidiaries of the Company and Hudson Bay Master Fund Ltd (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2017).

10.35	Form of Guaranty made by certain guarantors party thereto in favor of Hudson Bay Master Fund Ltd (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2017).

10.36	Letter dated August 27, 2017 from the Company to Hudson Bay Master Fund Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2017).

10.37	Amendment and Exchange Agreement, dated as of September 19, 2017, by and between the Company and Hudson Bay Master Fund Ltd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2017).

10.38	Consulting Agreement, dated as of October 5, 2017, by and between the Company and Muralikrishna Gadiyaram (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2017).

10.39	Investment Option Agreement, dated as of October 11, 2017, by and between the Company and MoviePass Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2017).

10.40	Third Amendment and Exchange Agreement, dated as of October 23, 2017, by and between the Company and Hudson Bay Master Fund Ltd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2017).

10.41	Form of Securities Purchase Agreement by and among the Company and each of the investors listed on Schedule of Buyers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2017).

10.42	Form of Note Purchase Agreement by and among the Company and investor signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2017).

10.43	Form of Master Netting Agreement by and among the Company and investor signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2017).

10.44	Form of Guaranty by MoviePass Inc. and each direct and indirect subsidiary party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2017).

10.45	Form of Voting and Lockup Agreement by and between the Company and Theodore Farnsworth (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2017).

Exhibit Number	Exhibit Description
10.46	Form of Voting and Lockup Agreement by and between the Company and Helios & Matheson Information Technology, Ltd (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2017).

10.47	Guaranty, dated as of November 2, 2017, made by MoviePass Inc. in favor of Hudson Bay Master Fund Ltd (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2017).

10.48	Form of Waiver Agreement by and between the Company and MoviePass Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2017).

10.49	Form of Securities Purchase Agreement by and among the Company and each of the investors listed on Schedule of Buyers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2017).

10.50	Voting and Lockup Agreement, dated as of August 16, 2017, by and between the Company and Theodore Farnsworth (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017 filed with the SEC on November 14, 2017).

10.51	Voting and Lockup Agreement, dated August 16, 2017, by and between the Company and Helios & Matheson Information Technology, Ltd (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017 filed with the SEC on November 14, 2017).

10.52	Fourth Amendment and Exchange Agreement, dated as of November 21, 2017, by and between the Company and Hudson Bay Master Fund Ltd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2017).

10.53	Form of Commercial Guaranty made by the Company in favor of PayPal, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2017).

10.54	Security and Pledge Agreement, dated as of November 21, 2017, by and between the Company and MoviePass Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2017).

10.55	Intellectual Property Security Agreement, dated November 21, 2017, by MoviePass Inc. in favor of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2017).

10.56	Waiver Agreement, dated as of November 22, 2017, by and between the Company and investor signatory thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2017).

10.57	Note Purchase Agreement, dated as of December 11, 2017, by and among the Company, MoviePass Inc. and Christopher Kelly (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2017).

10.58	Form of Note Conversion Agreement, by and among MoviePass Inc. and the holder of the Notes signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2017).

10.59	Employment Agreement, dated as of December 11, 2017, by and between the Company and Theodore Farnsworth (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2017). †

10.60	Agreement for Listing Online with Costco, dated December 4, 2017, by and between MoviePass Inc. and TicketOps Corporation (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2017).

Exhibit Number	Exhibit Description
21.1	List of subsidiaries.

23.1	Consent of Rosenberg Rich Baker Berman, P.A.

24.1	Power of Attorney.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2018	HELIOS AND MATHESON ANALYTICS INC.

/s/ Theodore Farnsworth
Theodore Farnsworth
Chief Executive Officer

/s/ Stuart Benson
Stuart Benson
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Theodore farnsworth	Chief Executive Officer and Chairman (Principal Executive Officer)	April 16, 2018
Theodore Farnsworth

/s/ Stuart Benson	Chief Financial Officer (Principal Financial and Accounting Officer)	April 16, 2018
Stuart Benson

/s/ Muralikrishna Gadiyaram	Director	April 16, 2018
Muralikrishna Gadiyaram

/s/ Prathap Singh	Director	April 16, 2018
Prathap Singh

/s/ Carl J. Schramm	Director	April 16, 2018
Carl J. Schramm

/s/ GAVRIEL RALBAG	Director	April 16, 2018
Gavriel Ralbag

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Helios and Matheson Analytics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Helios and Matheson Analytics Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2015.

Somerset, New Jersey

April 16, 2018

HELIOS AND MATHESON ANALYTICS INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$24,949,393	$2,747,240
Accounts receivable - less allowance for doubtful accounts of $72,335 and $428,719 at December 31, 2017 and December 31, 2016, respectively	27,470,219	410,106
Unbilled receivables	-	45,207
Prepaid expenses and other current assets	3,557,811	597,171
Total current assets	55,977,423	3,799,724
Property and equipment, net	234,035	45,212
Intangible assets, net	28,536,782	6,004,691
Goodwill	79,137,177	4,599,969
Deposits and other assets	147,171	59,189
Total assets	$164,032,588	$14,508,785

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$13,144,003	$1,331,118
Deferred revenue	54,425,630	-
Liabilities to be settled in stock	21,320,705	-
Convertible notes payable, net of debt discount of $2,444,368 and $2,200,575, respectively	2,061,072	31,425
Warrant liability	67,288,800	230,663
Derivative liability	4,834,462	977,129
Total current liabilities	163,074,672	2,570,335
Convertible notes payable, net of current portion and debt discount of $1,392,514 and $0, respectively	1,550,555	-
Total liabilities	164,625,227	2,570,335

Commitments and contingencies

Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of December 31, 2017 and December 31, 2016	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 23,981,253 issued and outstanding as of December 31, 2017; 4,874,839 issued and outstanding as of December 31, 2016	239,813	48,748
Additional paid-in capital	150,356,757	55,258,111
Accumulated other comprehensive loss - foreign currency translation	(103,980)	(106,991)
Accumulated deficit	(189,495,185)	(43,261,418)
Total Helios stockholders’ (deficit) equity	(39,002,595)	11,938,450
Non-controlling interest	38,409,956	-
Total stockholders’ (deficit) equity	(592,639)	11,938,450
Total liabilities and stockholders’ equity	$164,032,588	$14,508,785

The accompanying notes are an integral part of these consolidated financial statements

HELIOS AND MATHESON ANALYTICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2017	2016

Revenues:
Consulting	$4,512,300	$6,759,700
Subscription	5,929,267	-
Total revenues	10,441,567	6,759,700
Cost of revenue	20,538,709	4,860,927
Gross (loss)/profit	(10,097,142)	1,898,773

Operating expenses:
Selling, general & administrative	35,698,134	3,602,267
Research and development	2,012,548	133,462
Loss on impairment of Zone goodwill and intangible assets	6,256,983	-
Depreciation & amortization	1,951,977	259,379
Total operating expenses	45,919,642	3,995,108

Loss from operations	(56,016,784)	(2,096,335)

Other income/(expense):
Change in fair market value – derivative liabilities	28,303,612	(192,339)
Change in fair market value – warrant liabilities	(20,409,937)	85,090
Loss on extinguishment of debt	(4,346,885)	-
Interest expense	(98,478,473)	(5,210,413)
Interest income	177,157	18,261
Total other expense	(94,754,526)	(5,299,401)
Loss before income taxes	(150,771,310)	(7,395,736)
Income tax (expense)/benefit	(53,532)	14,665
Net loss	(150,824,842)	(7,381,071)
Net loss attributable to the non-controlling interest	4,850,308	-
Net loss attributable to Helios and Matheson Analytics Inc	$(145,974,534)	$(7,381,071)

Other comprehensive income - foreign currency adjustment	3,011	13,721
Comprehensive loss	$(145,971,523)	$(7,367,350)

Net loss per share attributable to common stockholders
Basic and Diluted	$(17.46)	$(2.74)

Weighted average shares	8,361,094	2,691,448

The accompanying notes are an integral part of these consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In	Accumulated other comprehensive	Accumulated	Noncontrolling	Total Stockholders' Equity
	Shares	Amount	Capital	loss	Deficit	Interest	(Deficit)
Balance at December 31, 2015	2,330,438	$23,304	$37,855,740	$(120,712)	$(35,880,347)	$-	$1,877,985
Common shares issued in merger with Zone Technologies, Inc.	1,740,000	17,400	9,395,600	-	-	-	9,413,000
Conversion of convertible notes and interest to shares of common stock	804,401	8,044	4,007,314	-	-	-	4,015,358
Reclassification of derivative liability to equity - derivative ceases to exist	-	-	3,999,457	-	-	-	3,999,457
Net Loss	-	-	-	-	(7,381,071)	-	(7,381,071)
Foreign exchange translation	-	-	-	13,721	-	-	13,721
Balance at December 31, 2016	4,874,839	$48,748	$55,258,111	$(106,991)	$(43,261,418)	$-	$11,938,450
Exercise of warrants to shares of common stock	1,667,704	16,677	960,465	-	-	-	977,142
Investor waiver agreement	82,012	820	3,662,180	-	-	-	3,663,000
Shares issued for financing fees	1,400,000	14,000	19,936,000	-	-	-	19,950,000
Reclassification of shares from mezzanine to equity	841,250	8,413	2,208,382	-	-	-	2,216,795
Conversion of convertible notes and interest to shares of common stock	4,736,355	47,364	16,790,531	-	-	-	16,837,895
Share based compensation	1,148,333	11,483	5,499,317	-	-	-	5,510,800
Derivative liability which ceases to exist	-	-	14,009,686	-	-	-	14,009,686
Warrant liability which ceases to exist	-	-	26,709,270	-	-	-	26,709,270
Accretion of discount on redeemable common stock	-	-	-	-	(259,233)	-	(259,233)
Equity raise, net of transaction fees	9,230,760	92,308	55,241,215	-	-	-	55,333,523
Reclassification of Series A warrants to derivative liability	-	-	(49,918,400)	-	-	-	(49,918,400)
Acquisition of noncontrolling interest in connection with the MoviePass Acquisition	-	-	-	-	-	43,260,264	43,260,264
Net loss	-	-	-	-	(145,974,534)	(4,850,308)	(150,824,842)
Foreign exchange translation	-	-	-	3,011	-	-	3,011
Balance at December 31, 2017	23,981,253	$239,813	$150,356,757	$(103,980)	$(189,495,185)	$38,409,956	$(592,639)

The accompanying notes are an integral part of these consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(150,824,842)	$(7,381,071)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	1,951,977	259,379
Accretion of debt discount	56,444,825	4,000,500
Change in fair market value – warrant liabilities	20,409,937	-
Change in fair market value – derivative liabilities	(28,303,612)	107,249
Loss on extinguishment of debt	4,346,885	-
Provision for doubtful accounts	72,336	386,516
Non-cash interest expense	37,136,900	-
Shares issued in exchange for services	23,946,227	-
Loss on impairment of goodwill and intangibles	6,256,983	-
Change in operating assets and liabilities:
Accounts receivable	(17,463,058)	589,533
Unbilled receivables	45,207	250,266
Prepaid expenses and other current assets	116,818	(379,581)
Accounts payable and accrued expenses	1,138,970	(1,112)
Deferred revenue	17,425,739	-
Deposits and other assets	(79,982)	34,008
Net cash used in operating activities	(27,378,690)	(2,134,313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of property and equipment	1,928	867
Pre acquisition loan to Zone Technologies, Inc.	-	(1,291,208)
Purchases of equipment	(186,162)	(11,064)
Patent acquisition	(196,353)	-
Payments for acquisition of businesses net of cash acquired	(25,192,246)	170,760
Net cash used in investing activities	(25,572,833)	(1,130,645)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from notes payable	40,320,000	5,100,000
Proceeds from public offering, net	55,333,523	-
Note repayments	(21,480,000)	-
Exercise of warrants	977,142	-
Net cash provided by financing activities	75,150,665	5,100,000

Net change in cash	22,199,142	1,835,042

Effect of foreign currency exchange rate changes on cash and cash equivalents	3,011	13,721

Cash, beginning of period	2,747,240	898,477

Cash, end of period	$24,949,393	$2,747,240

Supplemental disclosure of cash and non-cash transactions:
Non-cash investing and financing activities
Cash paid for income taxes	$37,931	$4,379
Cash paid during the period for interest	$4,849,587	$-
Change in carrying value of convertible common stock equity	$259,233	$-
Conversion of convertible notes and interest to shares of common stock	$(16,837,895)	$4,015,358
Debt discount on convertible notes	$-	$11,101,075
Increase in debt for new original issue discount	$51,067,455	$-
Derivative ceases to exist - reclassified to paid in capital	$14,009,686	$3,999,457
Embedded derivative – conversion feature and warrants	$-	$6,391,364

The accompanying notes are an integral part of these consolidated financial statements.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Consolidated Financial Statements

1.	General

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

3.	Acquisitions

Acquisition of Controlling Interest in MoviePass

On December 11, 2017, the Company completed its acquisition of a majority interest in MoviePass Inc., a Delaware corporation (“MoviePass”) (such acquisition, the “MoviePass Transaction”), pursuant to the previously announced Securities Purchase Agreement, dated as of August 15, 2017, between the Company and MoviePass (as amended, the “MoviePass SPA”), and the Investment Option Agreement, dated October 11, 2017, between the Company and MoviePass (the “MoviePass Option Agreement”).

The Company acquired its 62.41% stake in MoviePass as it aligns with its strategy to enter and grow in the theatrical ticketing subscription business.

At the closing of the MoviePass Transaction (the “Closing”), MoviePass issued to the Company shares of its common stock representing 51.71% of its outstanding common stock in exchange for the following consideration: (1) a subordinated convertible promissory note in the principal amount of $12,000,000 (the “Helios Convertible Note”), which is convertible into shares of HMNY’s common stock, as further described below; (2) a $5,000,000 promissory note issued to MoviePass (the “Helios Note”); and (3) the exchange of a convertible promissory note issued by MoviePass to HMNY in an aggregate principal amount of $11,500,000 (plus accrued interest thereon).

In addition, pursuant to the terms of the Note Purchase Agreement, dated as of December 11, 2017 (the “Kelly Note Purchase Agreement”), among the Company, MoviePass and Christopher Kelly, a director, stockholder and noteholder of MoviePass (“Kelly”), the Company agreed to purchase from Kelly, within two business days after the Closing, MoviePass convertible promissory notes in an aggregate principal amount of $1,000,000 (the “Kelly Notes”) for $1,000,000 in cash, which was converted into shares of MoviePass’ common stock amounting to an additional 2% of the outstanding shares of MoviePass common stock on a post-transaction basis pursuant to a Note Conversion Agreement entered into between the Company and MoviePass (the “Kelly Note Conversion Agreement”).

Pursuant to the MoviePass Option Agreement, upon the Closing, the outstanding convertible promissory notes issued by MoviePass to the Company (each a “MoviePass Option Note”) in an aggregate principal amount of $12,150,000 as of the Closing date, as well as additional payments to MoviePass in the amount of $7,850,000, were cancelled in exchange for additional shares of MoviePass’ common stock representing an additional 8.7% of the outstanding shares of MoviePass.

Upon completion of the above issuances, the Company owned 62.41% of MoviePass’ issued and outstanding common stock.

Amendment No. 2 to the MoviePass SPA and Other Ancillary Agreements

Immediately prior to the completion of the MoviePass Transaction, the Company and MoviePass entered into a second amendment to the MoviePass SPA (“Amendment No. 2”), pursuant to which, in lieu of issuing 4,000,001 unregistered shares of the Company’s common stock to MoviePass at the Closing (the “Helios Shares”), the Company agreed to issue the Helios Convertible Note to MoviePass, which will convert automatically upon the Company’s receipt of approval of its stockholders relating to the issuance of the Helios Shares as required by and in accordance with Nasdaq Listing Rule 5635 (the “Stockholder Approval”) into 4,000,001 unregistered shares of the Company’s common stock (the “Conversion Shares”). If MoviePass fails to list its common stock on The NASDAQ Stock Market or the New York Stock Exchange by March 31, 2018, 666,667 of the Conversion Shares will be subject to forfeiture by MoviePass, in the Company’s sole discretion. As of the date of the report, the Company has not made a decision with respect to the disposition of the shares.

The Company has valued the Helios Convertible Note as of the acquisition date including the valuation of the shares subject to forfeiture as noted above, at the fair value on the acquisition date based on a Monte Carlo simulation. The shares subject to forfeiture are contingent consideration and have been valued as a separate component of the Helios Convertible Note. As of the acquisition date the Helios Convertible Note was valued at $29,000,000 and the portion of the Conversion Shares subject to the forfeiture provision were valued at $5,152,446. All of the purchase consideration with the exception of the $1,000,000 paid for the Kelly Notes, was retained by MoviePass. Accordingly, the value of the Helios Convertible Note, the Helios Note and the value associated with the Conversion Shares subject to forfeiture are eliminated in consolidation for financial reporting purposes.

Goodwill recognized as part of the MoviePass acquisition is not expected to be tax deductible. Transaction related costs associated with the MoviePass acquisition amounted to $691,500 which is included in selling, general and administrative expenses.

The Company has determined preliminary fair values of the assets acquired and liabilities assumed in the MoviePass acquisition. These values are subject to change as we perform additional reviews of our assumptions utilized.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Consolidated Financial Statements

The Company has made a provisional allocation of the purchase price of the MoviePass Transaction to the assets acquired and the liabilities assumed as of the purchase date. The following table summarizes the provisional purchase price allocations relating to the MoviePass Transaction.

Purchase consideration:	MoviePass
Cash	$32,671,792
Notes payable (includes Helios Convertible Note)	39,152,446
Fair value of consideration transferred	$71,824,238

Recognized amounts of identifiable assets and liabilities acquired:
Cash acquired	$1,106,171
Accounts receivable	9,669,390
Notes receivable	39,152,446
Investment option payment receivable	7,850,000
Prepaid expenses and other current assets	192,180
Property and equipment	39,320
Other assets	8,000
Identifiable intangible assets:
Tradenames and trademarks	19,550,000
Technology	3,800,000
Customer relationships	2,560,000
Liabilities assumed	(9,261,785)
Deferred revenue	(38,718,397)
Non -controlling interest	(43,260,264)
Goodwill	79,137,177

Total purchase price allocation	$71,824,238

The Company has not completed the valuation studies necessary to finalize the acquisition fair values of the assets acquired and liabilities assumed and related allocation of purchase price for MoviePass. Accordingly, the type and value of the intangible assets and deferred revenue amounts set forth above are preliminary. Once the valuation process is finalized for MoviePass, there could be changes to the reported values of the assets acquired and liabilities assumed, including goodwill, intangible assets and deferred revenue and those changes could differ materially from what is presented above.

The Company determined the provisional fair value of the acquired intangible assets through a combination of the market approach and the income approach. The significant assumptions used in certain valuations associated with the MoviePass transaction include discount rates ranging from 10.0% to 51.0%. In determining the value of tradenames and trademarks the Company observed royalty rates ranging from 0.0% to 100.0%, and utilized a 1.0% rate for MoviePass’s aggregated tradenames and trademarks. Additionally, the Company observed royalty rates related to MoviePass’s technology assets acquired ranging from 0.0% to 50.0%, and used a 1.0% royalty rate in determining the fair value of the acquired technology. In accordance with EITF guidance, the fair value of an acquired liability related to deferred revenue would include the direct and incremental cost of fulfilling the obligation plus a normal profit margin. The Company utilized historical operating results in estimating the direct and incremental costs of fulfilling the acquired deferred revenue obligations. The Company recorded an amount of $43,260,264 representing the non-controlling interest of MoviePass. The non-controlling interest in MoviePass was determined based on the fair value of MoviePass less the amounts paid by the Company for its 62.41% controlling interest.

The estimated useful lives of acquired intangible assets are 7 years for tradenames and trademarks, 7 years for customer relationships, and 3 years for technology. Acquired deferred revenue is estimated to be realized based on the length of the subscription, over 12 months from the acquisition date.

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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Consolidated Financial Statements

The following table summarizes the final purchase price allocations relating to the Zone merger.

Purchase consideration:	Zone Technologies, Inc.
Common stock (1,740,000 shares at the transaction date fair value of $5.41 per share)	9,413,000
Fair value of consideration transferred	$9,413,000

Recognized amounts of identifiable assets and liabilities acquired:
Cash acquired	$136,343
Identifiable intangible assets:
Tradenames and trademarks	1,977,000
Technology	4,270,000
Broker relationships	4,200
Liabilities assumed	(1,574,512)
Goodwill	4,599,969

Total purchase price allocation	$9,413,000

Supplemental pro forma information

The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations for future periods or the results of operations that actually would have been realized had these businesses been a single company during the periods presented or the results that a combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, anticipated synergies, operating efficiencies or cost savings that may or may not be associated with the transactions. The following unaudited consolidated pro forma financial information assumes the Company’s acquisition of MoviePass had occurred on January 1, 2016 and the Zone Technologies, Inc. acquisition as of January 1, 2016.

	2017	2016

Revenues	$24,996,070	$15,472,410
Net loss	$(200,153,526)	$(15,558,382)
Net loss attributable to common stockholders	$(195,308,218)	$(15,558,382)
Net loss per share attributable to common stockholders	$(23.36)	$(5.78)

The unaudited consolidated pro forma financial information has been adjusted to give effect to the pro forma events that are (1) directly attributable to the acquisitions (2) factually supportable, and (3) expected to have a continuing impact.

4.	Acquisition of Assets from Trendit Ltd.

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

On May 18, 2017, the Company entered into an Amended and Restated License Agreement (the “Agreement”) with Is It You Ltd., an Israeli company (“Licensor”), which is engaged in developing and marketing software that enables face recognition authentication and verification of users on mobile smartphones. Pursuant to the Agreement, the Company was granted a non-transferable, non-sublicensable, non-exclusive right and license (a) to integrate the licensed software with the Company’s RedZone Map family of products, applications, and services (the “RedZone Apps”) to create integrated service offerings that integrate and/or incorporate the licensed software with the RedZone Apps (the “Integrated Offerings”); (b) to commercialize, distribute, and sell the Integrated Offerings to customers worldwide; (c) to use the licensed software internally to create a non-commercial lab/testing environment; and (d) to use the licensed software to provide maintenance and support services to customers of the Integrated Offerings. In consideration of the license, the Company is required to pay the Licensor a one-time license fee of $80,000 for up to 1.6 million end-user licenses. In addition, in the event that the Company exceeds 1.6 million users of the Integrated Offerings, it will be required to pay the Licensor an additional one-time license fee of $20,000 for up to an aggregate of 20 million end-user licenses; in the event that the Company exceeds 20 million users of the Integrated Offerings, the license agreement provides for increases in the annual fee. To date, the number of end-user licenses has not exceeded 1.6 million.

Of the total $80,000 due in initial one-time license fees, $40,000 has been paid and was recorded to Research and Development Expense for the period ended December 31, 2017.

6.	Going Concern Analysis

During the second quarter of 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. Under this standard, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the Company’s financial statements were issued (April 16, 2018). Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due before April 16, 2019.

The Company is subject to a number of risks similar to those of other big data technology, technology consulting companies and subscription based businesses, including its dependence on key individuals, uncertainty of product development and generation of revenues, dependence on outside sources of capital, risks associated with research, development, testing, and successful protection of intellectual property, the Company’s ability to maintain and grow its subscriber base and the Company’s susceptibility to infringement on the proprietary rights of others. The attainment of profitable operations is dependent on future events, including obtaining adequate financing to fulfill the Company’s growth and operating activities and generating a level of revenues adequate to support the Company’s cost structure.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Consolidated Financial Statements

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years. As of and for the year ended December 31, 2017, the Company had an accumulated deficit of $189,495,185 a net loss of $150,824,842, and net cash used in operating activities of $27,286,382. As of and for the year ended December 31, 2016, the Company had an accumulated deficit of $43,261,418, a net loss of $7,381,071, and net cash used in operating activities of $2,134,313.

The Company expects to continue to incur net losses and have significant cash outflows for at least the next twelve months. As of December 31, 2017, the Company had cash and a working capital deficit of $24,949,393 and $107,097,249, respectively. Of the working capital deficit, $72,123,262 pertained to warrant and derivative liabilities classified on the balance sheet within short term liabilities. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the consolidated financial statements were issued. While management plans to raise additional capital from sources such as sales of its debt or equity securities or loans in order to meet operating cash requirements, there is no assurance that management’s plans will be successful. The Company secured financing of $60,000,000 on January 11, 2018 which the Company has used (i) to increase the Company’s ownership interests or other rights and interests in MoviePass; (ii) to satisfy certain indebtedness; and (iii) for general corporate purposes and transaction expenses. The Company may also use the proceeds to make other acquisitions. In January 2018 the Company filed a shelf registration statement on form S-3 that was declared effective by the Securities and Exchange Commission on February 9, 2018, and that allows the Company to offer and sell up to $400,000,000 of securities. Using the shelf registration statement, the Company completed an underwritten public offering of common stock and warrants for gross proceeds of approximately $105 million on February 13, 2018. Provided that the Company continues to comply with the requirements of form S-3, the Company may, in the future, complete additional offerings thereunder. The total cash received from the public offering was $99 million.

Considering the above, there is substantial doubt about the Company’s ability to continue as a going concern through April 16, 2019 without raising additional funding. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company’s cost structure.

7.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include all accounts of the Company and its majority owned and controlled subsidiaries. The Company consolidates entities in which it owns more than 50% of the voting common stock and controls operations. All intercompany transactions and balances among consolidated subsidiaries have been eliminated. The Company consolidated the operations of MoviePass as of December 11, 2017 and Zone as of November 9, 2016.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to, allowance for doubtful accounts, purchase accounting allocations, recoverability and useful lives of property, plant and equipment, identifiable intangibles and goodwill, warrant liability, derivative liabilities, the valuation allowance of deferred taxes, contingencies and equity compensation. Actual results could differ from those estimates.

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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Consolidated Financial Statements

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted Section 360-10-35 of the FASB Accounting Standards Codification for its long-lived assets. Pursuant to Paragraph 360-10-35-17 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), an impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Pursuant to ASC Paragraph 360-10-35-20, if an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets which range from three to ten years or the lease term, if shorter, for leasehold improvements.

Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.

Goodwill

The Company reviews goodwill for impairment during the fourth quarter of each year, and also upon the occurrence of a triggering event. The Company performs reviews of each of its operating divisions and variable interest entities (collectively, “reporting units”) that have goodwill balances. Generally, fair value is determined using a multiple of earnings, or discounted projected future cash flows, and is compared to the carrying value of a reporting unit for purposes of identifying potential impairment. Project future cash flows are based on management’s knowledge of the current operating environment and expectations for the future. Goodwill impairment is recognized for any excess of the carrying value of the reporting unit’s goodwill over the fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments by management. These judgments include the consideration of the general economic outlook, industry and market considerations, cost factors, overall financial performance, events which are specific to the Company, and trends in the market price of our common stock. Each factor is assessed to determine whether it impacts the impairment test as well as the magnitude of any such impact. While RedZone Map is a fully functioning app available for free in the Apple App Store and the Google Play Store, the Company did not derive any advertising or other revenues from the app during the year ended December 31, 2017. Further, the Company was not able to secure contracts with customers during the year ended December 31, 2017. As such the Company determined that an assessment of Zone’s goodwill should be performed. The analysis of the fair value involved using the discounted cash flow method. Based on the analysis, the Company concluded that its carrying value exceeded its fair value. As a result, the Company recorded $4,599,969 of goodwill impairment during the year ended December 31, 2017.

Intangible Assets, net

Intangible assets consist of customer relationships, technology, trademarks, broker relationships and patents. Applicable long-lived assets are amortized or depreciated over the shorter of their estimated useful lives, the estimated period that the assets will generate revenue, or the statutory or contractual term in the case of patents. Estimates of useful lives and periods of expected revenue generation are reviewed periodically for appropriateness and are based upon management’s judgment. Intangible assets are amortized on the straight-line method over their useful lives ranging from 3 to 12 years.

The Company recorded amortization expense of $1,917,247 and $246,509 during the year ended December 31, 2017 and 2016, respectively.

The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether certain triggering events have occurred. These events include current period losses or a projection of continuing losses or a significant decrease in the market value of an asset. When a triggering event occurs, an impairment calculation is performed, comparing projected undiscounted future cash flows, utilizing current cash flow information and expected growth rates, to the respective carrying value. If the Company identifies impairment for long-lived assets to be held and used, the Company compares the assets’ current carrying value to the assets’ fair value. Fair value is based on current market values or discounted future cash flows. The Company records impairment when the carrying value exceeds fair market value. With respect to owned property and equipment held for disposal, the value of the property and equipment is adjusted to reflect recoverable values based on previous efforts to dispose of similar assets and current economic conditions. Impairment is recognized for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal.

The Company recorded impairment charges of $1,657,014 and $0, in regard to definite-lived intangible assets for the years ended December 31, 2017 and 2016, respectively.

Debt Discount and Debt Issuance Costs

Debt discounts and debt issuance costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense based on the related debt agreements using the effective-interest method.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Consolidated Financial Statements

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

Warrant Liability

The Company evaluates its warrants to determine if those contracts qualify as liabilities in accordance with ASC 480-10. The result of this accounting treatment is that the fair value of the warrant liability is marked-to-market each balance sheet date and recorded as a liability, with the change in fair value recorded in the statements of operations as other income or expense. Upon conversion or exercise of a warrant liability, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

For warrants with a fixed conversion price and a fixed number of shares, the Company utilizes a Black Scholes model for valuation. For warrants with variability in the number of shares or conversion price (such as a down round feature), the Company utilizes the Monte Carlo Method to value the warrant liability. The reason the Company selected the lattice binomial model is that in many cases there may be multiple embedded features or the features may be so complex that a Black-Scholes valuation does not consider all of the terms of the instrument. Therefore, the fair value may not be appropriately captured by simple models.

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

As of December 31, 2017, the Company owns a majority interest in MoviePass, a movie-theater subscription service which provides subscribers access to one movie per day at participating theatres, subject to availability, at a fixed monthly or annual fee.

We recognize revenue when four basic criteria are met: (1) persuasive evidence exists of an arrangement with the customer reflecting the terms and conditions under which the services will be provided; (2) the services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. We consider an activated subscription agreement to be persuasive evidence of an arrangement. Subscription revenue is generated primarily through the sale of monthly or annual paid subscriptions to the MoviePass service. Subscription revenue is recognized evenly over the subscription periods as services are provided. Subscription fees are predominantly paid by charges to customer credit cards or collected from third party partners. We record cash received in advance of revenue recognition as deferred revenue.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses.

Stock Based Compensation

The Company follows the fair value recognition provisions in ASC 718, Stock Compensation (“ASC 718”) and the provisions of ASC 505 (“ASC 505”) for stock-based transactions with non-employees. Stock based compensation expense recognized during the year includes compensation expense for all share-based payments based on a grant date fair value estimated in accordance with the provisions in the FASB guidance for stock compensation. The grant date is the date at which an employer and employee reach a mutual understanding of the key terms and conditions of a share based payment award.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Consolidated Financial Statements

Advertising

The Company expenses advertising costs when incurred and included in selling, general and administrative expenses and amounted to $134,734 and $0 for the years ended December 31, 2017 and December 31, 2016, respectively.

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

Income Taxes

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the period of deferred tax assets and liabilities.

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

The Company had income tax provision of $53,532 and a tax benefit of $14,665 for the year ended December 31, 2017 and 2016, respectively. Tax for the year ended December 31, 2017 was comprised of minimum state taxes and a provision reconciliation of an over estimate of the tax accrual for the Company’s Indian subsidiary’s audit.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act ("Tax Act"), which made significant changes to the U.S. federal income tax law.

The Tax Act will affect 2018 and forward, including but not limited to a reduction in the federal corporate rate from 35.0% to 21.0%, elimination of the corporate alternative minimum tax, a new limitation on the deductibility of certain executive compensation, limitations on net operating losses generated after December 31, 2017 and various other items. We do not expect these changes to have a material impact on our financial statements due to the accumulated net operating losses in the U.S.

The Tax Act provides for a one-time “deemed repatriation” of accumulated unrepatriated foreign earnings determined as of November 2, 2017, or December 31, 2017, whichever is greater. We do not expect to be subject to this provision due to availability of federal net operating losses to offset any repatriation tax. in our foreign earnings for tax purposes. The Tax Act also created a new requirement that certain income earned by controlled foreign corporations must be included currently in the gross income of the U.S. shareholder under the Global Intangible Low-Taxed (GILTI) provision. We do not expect that any future foreign earnings will be subject to GILTI due to our federal net operating losses.

Earnings Per Share

Earnings per share (“EPS”) is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to Section 260-10-45 of the ASC. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16, basic EPS is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangements, stock options or warrants.

The following table shows the outstanding dilutive common shares excluded from the diluted net loss per share attributable to common stockholder’s calculation as they were anti-dilutive:

	December 31, 2017	December 31, 2016
Warrants	9,631,588	70,714
Conversion features on convertible notes	1,370,396	511,989
Total potentially dilutive shares	11,001,984	582,703

HELIOS AND MATHESON ANALYTICS INC.

Notes to Consolidated Financial Statements

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting. Identifiable assets acquired, liabilities assumed and non-controlling interest in the acquiree are recognized and measured as of the acquisition date at fair value. Additionally, contingent consideration is recorded at fair value on the acquisition date and classified as either liability or equity. Goodwill is recognized to the extent by which the aggregate of the acquisition date fair value of the consideration transferred and any non-controlling interests in the acquiree exceeds the recognized basis of the identifiable assets acquired net of assumed liabilities. Determining the fair value of assets acquired liabilities assumed and non-controlling interests requires management’s judgement and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives among other items. Acquisition related costs, including advisory, legal, accounting valuation and other costs are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements form the date of acquisition.

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

The derivative liability in connection with the conversion feature of the Company’s convertible debt and warrants and the Conversion Shares subject to forfeiture are classified as level 3 liabilities, and are measured at fair value on a recurring basis.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In addition, this guidance requires new or expanded disclosures related to the judgments made by companies when following this framework and additional quantitative disclosures regarding contract balances and remaining performance obligations. ASU No. 2014-09 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity.

ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company developed an implementation plan to adopt this new guidance, which included an assessment of the impact of the new guidance on our financial position and results of operations. The Company has substantially completed its assessment and has determined that this standard will have no impact on its financial position or results of operations, except enhanced disclosure regarding revenue recognition, including disclosures of revenue streams, performance obligations, variable consideration and the related judgments and estimates necessary to apply the new standard. On January 1, 2018, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and for all open contracts and related amendments as of January 1, 2018 using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 will be presented under ASC 606, while the comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Consolidated Financial Statements

During January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is not permitted with the exception of certain provisions related to the presentation of other comprehensive income.   On January 1, 2018, the Company adopted the new accounting standard and has substantially completed its assessment and has determined that this standard will have no impact on its financial position or results of operations.

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

In January 2017, the FASB issued ASU No 2017-04 Intangibles-Goodwill and Other (“ASC 350”): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or any interim goodwill impairment tests for fiscal years beginning after December 15, 2019 and an entity should apply the amendments of ASU 2017-04 on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the effects of ASU 2017-04 on its audited consolidated financial statements.

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

8.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31, 2017	December 31, 2016
Vendor deposits	$147,533	$300,199
Tax	108,433	187,776
Deposits	230,711	-
Insurance	86,181	44,517
Professional fees and services	2,918,611	42,833
Rent	52,650	13,087
Other	13,692	8,759
Total prepaid expenses and other current assets	$3,557,811	$597,171

HELIOS AND MATHESON ANALYTICS INC.

Notes to Consolidated Financial Statements

9.	Convertible Promissory Note of MoviePass

On August 15, 2017, in connection with the MoviePass SPA, the Company loaned MoviePass $4,950,000 in cash pursuant to a Second Amended and Restated Subordinated Convertible Note Purchase Agreement whereby, in exchange for such cash payment, the Company received the MoviePass Note in the principal amount of $5,000,000, which included an additional $50,000 that was advanced by the Company to MoviePass for legal and audit expenses prior to such date. On October 6, 2017, the MoviePass Note was amended and restated to increase the principal amount from $5,000,000 to $11,500,000. As described in Note 3, the MoviePass Note was exchanged pursuant to the close of the MoviePass Transaction.

10.	Property and Equipment, net

Property and equipment, net on December 31, 2017 and December 31, 2016 are as follows:

	December 31, 2017	December 31, 2016
Equipment and leaseholds	$130,956	$106,460
Furniture and fixtures	163,721	34,186
Software	213,945	167,337
Subtotal	508,622	307,983
Less: Accumulated depreciation	(274,587)	(262,771)
Total	$234,035	$45,212

The Company recorded depreciation expense of $34,730 and $12,870 for the year ended December 31, 2017 and 2016, respectively.

11.	Intangible Assets, net and Goodwill

The Company’s intangible assets consisted of the following on December 31, 2017 and December 31, 2016:

		December 31, 2017	December 31, 2016
	Estimated Useful Life	Net Book Value	Net Book Value
Customer relationships	7	$2,560,000	$-
Technology	3	8,070,000	4,270,000
Tradenames and trademarks	7	19,550,000	1,977,000
Broker relationships	5	-	4,200
Patents	12	196,353	-
Subtotal		30,376,353	6,251,200
Less: Accumulated amortization		(1,839,571)	(246,509)
Total		$28,536,782	$6,004,691

The Company recorded amortization expense of $1,917,247 and $246,509 for the years ended December 31, 2017 and 2016, respectively.

The following table outlines estimated future annual amortization expense for the next five years and thereafter:

December 31,
2018	$5,026,976
2019	4,821,384
2020	3,532,137
2021	2,336,976
2022	2,336,976
Thereafter	10,482,333
$28,536,782

Goodwill represents the difference between purchase cost and the fair value of net assets acquired in business acquisitions. Goodwill and indefinite lived intangible assets are tested for impairment annually as of December 31st and more often if a triggering event occurs, by comparing the fair value of each reporting unit to its carrying value.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Consolidated Financial Statements

There were impairment charges recognized during the years ended December 31, 2017 and 2016 of $4,599,969 and $0, respectively, that related to goodwill associated with the acquisition of Zone. In addition, in 2017 the Company recognized impairment charges of $1,657,014 related to the net book value of trademarks and broker relationships associated with the Zone acquisition.

The following table summarizes our goodwill balances at December 31, 2017 as well as changes to goodwill during 2017:

Balance as of December 31, 2016	$4,599,969
Goodwill acquired – MoviePass acquisition	79,137,177
Goodwill impairment charge – Zone Technologies, Inc.	(4,599,969)
Balance as of December 31, 2017	$79,137,177

12.	Accounts Payable and Accrued Expenses

As of December 31, 2017 and December 31, 2016, accounts payable and accrued expenses consisted of the following:

	December 31, 2017	December 31, 2016
Accounts payable	$5,087,060	$517,973
Accrued ticket expense	4,743,582	-
Accrued professional fees	597,187	509,433
Accrued credit card fees	782,670	-
Accrued payroll expense	312,149	187,835
Accrued other expense	852,841	115,877
Accrued interest	768,515	-
Total	$13,144,003	$1,331,118

13.	Securities Purchase Agreement

Senior Secured Convertible Notes and Warrants

On September 7, 2016, the Company issued Senior Secured Convertible Notes (“September 2016 Notes”) in the aggregate principal amount of $4,301,075 for consideration consisting of (i) a cash payment by an institutional investor (the “Investor”) in the amount of $1,000,000 together with a secured promissory note payable by the Investor to the Company (the “Investor Note”) in the principal amount of $3,000,000 to finance a portion of the purchase price, fees and expenses for the acquisition of Zone. The September 2016 Notes had a maturity date of December 7, 2017. As of December 31, 2017, the Investor had fully prepaid the Investor Note and subsequently converted the amount due under the September 2016 Notes into 83,306 shares during the year ended December 31, 2017 and 804,401 shares during the year ended December 31, 2016 of the Company’s common stock in full payment of the September 2016 Notes. On any principal balance owed by the Company to the Investor, a 6% interest obligation was due quarterly and calculated on a 360-day basis. For the twelve months ended December 31, 2017, the Company had interest expense of $1,217 related to the September 2016 Notes as the final principal balance was converted in January of 2017.

On December 2, 2016, the Company issued two Senior Secured Convertible Notes (the “December 2016 Notes”) to the Investor in the aggregate principal amount of $6,720,000  for consideration consisting of (i) a cash payment by the Investor in the amount of $1,100,000 and (ii) a secured promissory note payable by the Investor to the Company (the “December 2016 Investor Note”) in the principal amount of $4,900,000 to aid in the funding of Zone prior to the entity’s ability to generate revenues. The unpaid principal amount of the secured promissory note is offset by the same principal amount owed to the Company pursuant to the December 2016 Investor Note. As cash payments are applied to the December 2016 Investor Note, a derivative liability is recognized and placement agent warrants are issued. At the time of issuance, a note in the amount of $720,000 was issued as an original issue discount in conjunction the December 2016 Notes. This note, and both the derivative liability and the warrants are accounted for as debt discount to the December 2016 Notes and accreted into interest expense over the life of the note using the effective interest method. The December 2016 Notes had a maturity date of August 2, 2017 which was subsequently amended to October 8, 2017. On September 19, 2017 (the “Exchange Date”) $5,820,000 of the principle balance of this noted had already been converted to shares of the Company’s common stock when the Company and the Investor entered into an Amendment and Exchange Agreement. Pursuant to this agreement, the Company exercised a mandatory conversion of $890,000 of the remaining $900,000 in principal of the December 2016 Notes in exchange for 445,367 shares of the Company’s common stock and an Investor prepayment of $670,000 of the December 2016 Investor Note. The principal balance converted contained an original issuance discount related to placement agent warrants issued in conjunction with the financing and a derivative liability associated with the embedded conversion feature. Upon exercise of the mandatory conversion, the outstanding balance of the original issuance discount was derecognized through interest expense. On the Exchange Date the Company issued to the Investor a Senior Convertible Note in the principal amount of $697,000 (the “Exchange Note”) in exchange for the remaining $10,000 outstanding principal amount of the December 2016 Notes. With the issuance of the Exchange Note, the resulting cash flows of the remaining December 2016 Notes were considered to be significantly modified within the context of ASC 470 and a loss on extinguishment was recognized in the amount of $683,885. The Exchange Note was a non-interest-bearing note and was convertible into shares of the Company’s common stock at a price of $3.00 per share. As of December 31, 2017, the Investor had fully converted the Exchange Note for 232,334 shares of the Company’s common stock. Interest for the December 2016 Notes accrued at the rate of 6%, was due quarterly and was calculated on a 360-day basis. For the twelve months ended December 31, 2017, the Company had $150,265 of interest expense pertaining to the unpaid principal amount of the December 2016 Notes.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Consolidated Financial Statements

On February 8, 2017, the Company issued two Senior Secured Convertible Notes (the “February 2017 Notes”) to the Investor in the aggregate principal amount of $5,681,818 for consideration consisting of a secured promissory note payable by the Investor to the Company (the “February 2017 Investor Note”) in the principal amount of $5,000,000 which offsets the February 2017 notes of the same amount. The issuance of this note is meant to aid in the funding of Zone prior to the entity’s ability to generate revenues. Upon issuance, the initial note with a principal balance of $681,818 was accounted for as an original issuance discount and accreted into interest expense over the life of the note. As cash payments are applied to the February 2017 Investor Note, a derivative liability is recognized and placement agent warrants are issued. Both the derivative liability and the warrants are accounted for as debt discount to the February 2017 Notes and accreted into interest expense over the life of the note using the effective interest method. The February 2017 Notes had a maturity date of October 8, 2017. As of December 31, 2017, the Investor had fully prepaid the February 2017 Investor Note and had subsequently converted the principal amount due under the February 2017 Notes and approximately $49,000 of interest into 1,852,886 shares of the Company’s common stock in full payment of the February 2017 Notes. On any principal balance owed by the Company to the Investor, a 6% interest obligation was due quarterly and calculated on a 360-day basis. For the year ended December 31, 2017, the Company had interest expense of $173,963 related to the February 2017 Notes as the final principal balance was converted in August 2017. In a letter agreement executed on August 27, 2017, in consideration for the prepayment in the amount of $2,500,000, on the February 2017 Investor Note, which the Investor subsequently made on August 28, 2017, the Investor and the Company agreed that the Investor would have the right, but not the obligation, until December 31, 2017, to effect an exchange (the “Share Exchange”) of 841,250 shares of the Company’s common stock (the “Exchange Shares”) for one or more senior secured convertible promissory notes in the form of the February Additional Note (the “New Note”), with the right to substitute the alternate conversion price of the New Note with the alternate conversion price of the Company’s Series B Senior Secured Convertible Note (the “Series B Note”) that was issued on August 16, 2017. Any New Note issued would be in the principal amount equal to the product of the prepayment amount ($2,500,000) multiplied by a fraction, the numerator of which was the number of the aggregate shares being tendered to the Company in the Share Exchange and the denominator of which is 841,250. The maturity date of any New Note was 45 days following the issuance of the New Note, and the conversion price of the New Notes was $4.50, or, at the election of the Investor, the Investor could convert at the Alternate Conversion Price. The Alternate Conversion Price was defined as either (A) the lower of (i) $4.50 and (ii) the greater of (I) $4.00 and (II) 85% of the quotient of (x) the sum of the volume weighted average price of the common stock for each of the 5 consecutive trading days ending on the trading day immediately preceding the delivery of the Conversion Notice, divided by (y) 5 or (B) that price which shall be the lowest of (i) $3.00 and (ii) the greater of (I) the Floor Price then in effect and (II) 85% of the quotient of (x) the sum of the volume weighted average price of the Company’s common stock for each of the 5 consecutive trading days ending and including the date of the alternate conversion, divided by (y) 5. The Floor Price was defined as $3.00 through October 4, 2017 and $0.50 following October 4, 2017. On October 23, 2017, the Company and the Investor entered into a Third Amendment and Exchange Agreement (the “Third Exchange Agreement”) for the purpose of exchanging the New Note for 947,218 shares of common stock (the “New Exchange Shares”) and rights (the “Rights”) to receive 552,782 additional shares of common stock. As partial consideration for the New Exchange Shares and the Rights, the Investor agreed, among other things, to terminate the Investor’s right to exchange the remaining Exchange Shares for New Notes. The termination of these rights is accounted for as financing fees associated with the February 2017 Notes and valued at $19,950,000 based on the trading price of the Company’s stock on the date of the Third Amendment and Exchange Agreement.

On August 16, 2017, the Company issued three Senior Secured Convertible Notes (the “August 2017 Notes”) in the aggregate principal amount of $10,300,000 and a 5-year warrant for the purchase of 1,892,972 shares of the Company’s common stock at an exercise price of $3.25 per share (the “Investor Warrant”) to the Investor for consideration consisting of a secured promissory note payable by the Investor to the Company (the “August 2017 Investor Note”) in the principal amount of $8,800,000 and $220,000 which offsets the August 2017 Notes of the same amount. The issuance of these notes is meant to aid in the funding of the acquisition of the MoviePass Shares (the “MoviePass Shares”). The August 2017 Notes have a maturity date of April 16, 2018 and the Investor Warrant will expire on April 16, 2022. The $220,000 secured promissory note payable by the Investor is issued in exchange for a $250,000 Senior Secured Convertible Note, therefore a discount of $30,000 is recognized upon issuance and accreted into interest expense over the life of the note using the effective interest method. Upon issuance, the Investor Warrants were recorded at fair value and accounted for as an original issuance discount to the August 2017 Notes. The excess in value of the Investor Warrants over the August 2017 Notes upon issuance was recorded as interest expense, while the capitalized balance was accreted into interest expense over the life of the August 2017 Notes. At December 31, 2017, the contracted conversion prices for the August 2017 Notes, which include an Initial Series A Note, an Additional Series A Note and the Series B Note, were $4.00 for the Initial Series A Note and the Additional Series A Note and $3.00 for the Series B Note. As of December 31, 2017, the Investor had fully prepaid the August 2017 Investor Note and subsequently converted $5,794,560 in principal amount, plus accrued interest, of the August 2017 Notes into 1,482,639 shares of the Company’s common stock. As of December 31, 2017, the unpaid principal amount of the August 2017 Notes owed to the Investor was $4,505,440. On any principal balance owed by the Company to the Investor, a 6% interest obligation is due quarterly and calculated on a 360-day basis. For the year ended December 31, 2017, the Company had $115,096 of interest expense pertaining to the unpaid principal amount of the August 2017 Notes with $68,572 accrued as of year end.

The Investor Warrant included anti-dilution provisions. The anti-dilution provisions were triggered when the Company issued the Exchange Note in the principal amount of $697,000 to the Investor. Because the Exchange Note had a conversion price of $3.00 per share, which was lower than the Investor Warrant per share exercise price of $3.25, the number of shares of the Company’s common stock issuable to the Investor pursuant to the Investor Warrant was increased from 1,892,972 to 2,050,720 and the per share exercise price of the Investor Warrant was decreased from $3.25 to $3.00. As of December 31, 2017, the Investor had elected to, in a cashless transaction, exercise the Investor Warrant to purchase 1,715,006 shares of common stock and also paid the Company $977,142 to exercise the Investor Warrant for an additional 325,714 shares of common stock. On November 21, 2017 in conjunction with the Fourth Amendment and Exchange Agreement, the remaining 10,000 shares of common stock subject to the Investor Warrant were exchanged for a new warrant (the “Exchange Warrant”). The Exchange Warrant is in substantially the form of the August Warrant, except that:

●	The Exchange Warrant has an exercise price of $14.31

●	The expiration date of the Exchange Warrant is November 21, 2022.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Consolidated Financial Statements

●	The Exchange Warrant may not be exercised for the purchase of shares of common stock unless the stockholders of the Company approve the issuance in compliance with the rules and regulations of the Nasdaq Capital Market (the “Stockholder Approval”).

●	The Exchange Warrant is subject to redemption, refund or alternate cashless exercise after the August Note is no longer outstanding (or on or after February 16, 2018 if the Company fails to remain current in its filings or an event of default under the August 2017 Notes occurs) (the “Adjustment Time”).

With the issuance of the Exchange Warrant, the resulting cash flows of the remaining Investor Warrant were considered to be significantly modified within the context of ASC 470. Accordingly, the incremental change in fair value between the Investor Warrant and the Exchange Warrant is calculated as $12,878,864 and recorded as interest expense.

On November 7, 2017, the Company issued two Senior Secured Convertible Notes (the “November 2017 Notes”) in the aggregate principal amount of $100,000,000 (collectively, the “November 2017 Notes”) to institutional investors (the “Investors”). The November Notes consist of a Senior Secured Convertible Note in the amount of $5,000,000 (the “November Initial Note”) and a Senior Secured Convertible Note in the amount of $95,000,000 (the “November Additional Note”) in exchange for an upfront cash payment of $5,000,000 and a senior secured promissory note of $95,000,000 (the “November 2017 Investor Note”) to aid in the funding of the acquisition of the MoviePass Shares. As of December 31, 2017, the investors prepaid $15,650,000 of the November 2017 Investor Note with the remaining principal being subject to master netting agreements between the Company and the Investors. In conjunction with the prepayment, the Company was also obligated to pay the Investor interest which would have accrued with respect to the outstanding balance for the period from the redemption through the maturity date (the “Make-Whole Interest”). The Company elected to defer payment of the Make-Whole Interest by capitalizing the full balance under the same terms as the original November 2017 Notes. As of December 31, 2017 the outstanding balance owed on the Make-Whole Interest was $2,943,069. The November 2017 Notes have a maturity date of November 7, 2019. As of December 31, 2017, the contracted conversion prices for the November 2017 Notes, which include both the November Initial Note and November Additional Note, were $12.06. As of December 31, 2017, the Investors had converted $0 of the November 2017 Notes into shares of the Company’s common stock. On any unfunded principal balance of the November 2017 Investor Notes the Company owed to the Investors a 5.25% interest obligation which is due quarterly and calculated on a 360-day basis. For the funded portion of the November 2017 Notes the Company has a 10% interest obligation. For the year ended December 31, 2017, the Company had $4,714,723  of interest expense pertaining to the November 2017 Notes and $633,873 accrued at yearend.

The Placement Agent Notes and Warrants

The Company entered into an agreement with a placement agent (the “Placement Agent”) for assistance with the placement of the September 2016 Notes. The Placement Agent accepted from the Company a Senior Secured Convertible Note (the “September Placement Note”) in the aggregate amount of $80,000 in partial payment of the Placement Agent’s fee. Unless earlier converted or redeemed, the September Placement Note matures 15 months from the date of issuance. The Placement Agent Note bears interest at a rate of 6% due quarterly and calculated on a 360-day basis. For the twelve months ended December 31, 2017, the Company had interest expense pertaining to the September Placement Note in the amount of $1,200. The Placement Agent also received a 5-year warrant (the “Placement Agent Warrant”) for the purchase of the Company’s common stock as partial payment for the Placement Agent’s services. The Placement Agent Warrant is issued in tranches in conjunction with cash payments received by the Company on the corresponding Investor Note. During 2016, Placement Agent Warrants were earned allowing for the purchase of 48,714 shares of the Company’s common stock at exercise prices ranging from $4.54 per share to $9.36 per share. On October 2, 2017 the Placement Agent elected to exercise the Placement Agent Warrant in full in the form of a cashless exercise, calculated based on the September 29, 2017 VWAP. On October 5, 2017, 22,578 shares were issued.

The Company entered into an agreement with the Placement Agent for assistance with the placement of the December Notes. The Placement Agent accepted from the Company a 5-year warrant (the “December Placement Agent Warrant”) as partial payment for the Placement Agent’s services. The December Placement Agent Warrant is issued in tranches in conjunction with cash payments received by the Company on the corresponding December 2016 Investor Note. As of December 31, 2016, the Placement Agent had the right to purchase, pursuant to the terms of the December Placement Agent Warrant, 22,000 shares of the Company’s common stock at an exercise price of $4.54 per share. Through the first nine months of 2017 the Company has received $4,900,000 of cash payments for the December Notes, resulting in the issuance of an additional 104,001 December Placement Agent Warrants at exercise prices of $3.00 per share, $3.47 per share, $4.00 per share and $6.13 per share. On October 6, 2017 the Placement Agent elected to exercise the Placement Agent Warrant in full in the form of a cashless exercise, calculated based on the September 29, 2017 VWAP. On October 6, 2017, 84,735 shares were issued.

The Company entered into an agreement with the Placement Agent for assistance with the placement of the February 2017 Notes. The Placement Agent accepted from the Company a 5-year warrant (the “February Placement Agent Warrant”) as partial payment for the Placement Agent’s services. The February Placement Agent Warrant allows the purchase of up to 8% of the number of shares of the Company’s common stock into which the unrestricted principal of the February 2017 Notes may be converted. Through the first nine months of 2017 the Company received $5,000,000 of cash payments for the February 2017 Notes, resulting in the issuance of an additional February Placement Agent Warrants for the purchase of 133,334 shares of common stock at an exercise price of $3.00 per share. As of December 31, 2017 the Placement Agent has not elected to exercise the Placement Agent Warrant.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Consolidated Financial Statements

The Company entered into an agreement with the Placement Agent for assistance with the placement of the August 2017 Notes and Investor Warrant. The Placement Agent accepted from the Company a 5-year warrant (the “August Placement Agent Warrant”) as partial payment for the Placement Agent’s services. The August Placement Agent Warrant allows the purchase of up to 8% of the number of shares of the Company’s common stock into which the unrestricted principal of the Additional Series A Note and the Series B Note in the combined principal amount of $9,050,000 becomes convertible at an exercise price equal to the greater of the exercise price of the August 2017 Notes and the consolidated closing bid price of the Company’s common stock on the date that the Placement Agent becomes entitled to the warrant. During the period ended December 31, 2017, the Company received $8,800,000 of cash payments in conjunction with the August 2017 Notes and issued 176,000 of August Placement Agent Warrants for the purchase of shares of common stock at exercise prices of $3.00 and $14.27 per share. As of December 31, 2017, the Placement Agent has not elected to exercise any shares of the August Placement Agent Warrants.

The Company entered into an agreement with the Placement Agent for assistance with the placement of the November 2017 Notes. The Placement Agent accepted from the Company a 5-year warrant (the “November Placement Agent Warrant”) as partial payment for the Placement Agent’s services. The November Placement Agent Warrant allows the purchase of up to 8% of the number of shares of the Company’s common stock into which the unrestricted principal of the November Series A Note and the November Series B Note in the combined principal amount of $100,000,000 becomes convertible at an exercise price equal to the greater of the exercise price of the November 2017 Notes and the consolidated closing bid price of the Company’s common stock on the date that the Placement Agent becomes entitled to the November Placement Agent Warrant. During the period ended December 31, 2017, the Company received $11,400,000 of cash payments for the November 2017 Notes resulting in the issuance of 75,618 warrants at exercise prices of $12.06 per share. As of December 31, 2017, the Placement Agent had not purchased any shares from the exercise of the November Placement Agent Warrants.

Note Activity:

Senior Secured Convertible Notes consist of the following:

	December 31, 2017	December 31, 2016
September Notes	$-	$20,480
September Placement Note	-	902
December Notes	-	10,043
February 2017 Notes	-	-
August 2017 Notes	2,061,072	-
September 2017 Exchange Note	-	-
November 2017 Notes	1,550,555	-
	$3,611,627	$31,425

Under ASC 210-20-45-1, management offset the Notes by the Investor Notes yet to be funded.

The carrying value of the Senior Secured Convertible Notes is comprised of the following:

	December 31, 2017	December 31, 2016
September 2016 Notes	$-	$332,000
September Placement Agent Note	-	80,000
December 2016 Notes	-	1,820,000
February 2017 Notes	-	-
August 2017 Notes	4,505,440	-
September 2017 Exchange Note	-	-
November 2017 Notes	2,943,069	-
Unamortized discounts	(3,836,882)	(2,200,575)
	$3,611,627	$31,425

During the year ended December 31, 2017, the Investor converted a total of $19,215,378 in principal and $154,577 in interest into 5,577,605 shares of the Company’s common stock.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Consolidated Financial Statements

14.	Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of December 31, 2017 and December 31, 2016:

		Fair Value Measurement Using Level 3 Inputs Total
	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2017
Liabilities
Derivative liability – warrants	$67,288,800	$-	$-	$67,288,800
Derivative liability – conversion feature	4,834,462	-	-	4,834,462
Total	$72,123,262	$-	$-	$72,123,262

December 31, 2016
Liabilities
Derivative liability – warrants	$230,663	$-	$-	$230,663
Derivative liability – conversion feature	997,129	-	-	997,129
Total	$1,207,792	$-	$-	$1,207,792

The table below provides a summary of the changes in fair value, including net transfers in and/or out of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2017:

Amount
Balance at December 31, 2016	$1,207,792
Purchases, issuances and settlements	119,670,364
Conversions to paid in capital	(14,009,654)
Warrant exercises	(26,851,565)
Change in fair value of warrant liabilities	20,409,937
Change in fair value of derivative liabilities	(28,303,612)
Balance at December 31, 2017	$72,123,262

The fair value of the derivative conversion features and warrant liabilities as of December 31, 2017 and December 31, 2016 were calculated using a Monte-Carlo option model valued with the following weighted average assumptions:

	December 31, 2017			December 31, 2016
	Amount			Amount
Dividend yield		0%			0%
Expected volatility	45%	-	270%	154%	-	230%
Risk free interest rate	1.06%	-	2.20%	0.82%	-	1.12%
Contractual term (in years)	0.19	-	5.00	0.67	-	5.00
Exercise price	$0.001	-	$14.310	$4.000	-	$9.360

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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Consolidated Financial Statements

15.	Stock Based Compensation

The Company has a stock-based compensation plan, which is described as follows:

On March 3, 2014, the Board of Directors terminated the Company’s 1997 Stock Option and Award Plan and approved and adopted the Helios and Matheson Analytics Inc. 2014 Equity Incentive Plan (the “2014 Plan”) which the Company’s stockholders approved at the annual stockholders meeting on May 5, 2014. The 2014 Plan originally set aside and reserved 400,000 shares of the Company’s common stock for grant and issuance in accordance with its terms and conditions. Persons eligible to receive awards from the 2014 Plan include employees (including officers and directors) of the Company and its affiliates, consultants who provide significant services to the Company or its affiliates, and directors who are not employees of the Company or its affiliates (the “Participants”). The 2014 Plan permits the Company to issue to Participants qualified and/or non-qualified options to purchase the Company’s common stock, restricted common stock, performance units, and performance shares. The 2014 Plan will terminate on March 3, 2024. The Company’s Board of Directors is responsible for administration of the 2014 Plan and has the sole discretion to determine which Participants will be granted awards and the terms and conditions of the awards granted. In conjunction with the merger with Zone, the Company’s Board of Directors agreed to approve and adopt an amendment to the 2014 Plan to increase the number of shares available for issuance pursuant to awards made from the 2014 Plan to no more than 15% of the Company’s common stock on a fully diluted basis immediately following the merger. The Board of Directors adopted the amendment on August 10, 2017 reserving a total of 1,125,000 shares of common stock for issuance from the 2014 Plan. Of that number, a total of 885,000 shares of common stock remained available for issuance on December 31, 2017.

As of December 31, 2017 there have not been any stock option grants made pursuant to the 2014 Plan.

During 2017 the Company issued 240,000 shares of common stock pursuant to the 2014 Plan to a consultant for the Company and recognized $841,200 in related stock compensation expense. Such amount is included in selling, general and administrative expenses.

From time to time the Board of Directors has also authorized the issuance of shares of common stock outside of the 2014 Plan to consultants and employees for services rendered. During 2017 the Company awarded 908,333 shares to consultants who provided services to the Company. In connection with such awards the Company recorded stock compensation expense of $1,553,722 which is included in selling, general and administrative expenses. Unamortized stock compensation costs related to these awards of $2,885,278 will be recognized over the anticipated service period in 2018. During 2017, the Board authorized awards for an aggregate 2,242,167 shares of common stock to employees and consultants for services provided during 2017 which shares had not been issued as of December 31, 2017. Accordingly, the Company has recorded expense of $21,320,705 with respect to such awards which is included in selling, general and administrative expenses and also recorded a liability on the balance sheet related to these costs which will be settled in shares.

The shares issued both pursuant to the 2014 Plan and outside the 2014 Plan have generally been fully vested and contain provisions with respect to salability pursuant to lock up agreements ranging from 18 to 24 months from the award date.

The Company recognizes stock compensation expense generally upon the grant date and over the period of vesting or period that services will be provided. Compensation associated with shares issued or to be issued to consultants and other non-employees is recognized over the expected service period beginning on the measurement date which is generally the time the Company and the service provider enter into a commitment whereby the Company aggress to grant shares in exchange for the services to be provided.

MoviePass, Inc.

MoviePass maintained the 2011 Equity Incentive Plan (the “2011 Plan”) during 2017. The 2011 Plan provides for the grant of up to 46,200,097 shares of common stock for issuance as non-statutory or incentive stock options, stock appreciation rights, restricted stock and restricted stock units to the employees, officers, directors, or consultants of MoviePass. The 2011 Plan is administered by the Board of Directors of MoviePass, who select the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price if each option. Stock options granted pursuant to the terms of the 2011 Plan generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of grant. The term of the options granted under the 2011 Plan cannot be greater than 10 years. Options vest at varying rates generally over three to five years along with performance based options.

For the period December 11, 2017 (the MoviePass acquisition date) through December 31, 2017, there was no option activity relating to the 2011 Plan. The following table reflects the outstanding options of the 2011 Plan as of December 31, 2017:

		Weighted Average
	Options for Common Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2016	17,553,242	$0.04	9.62	$-
Granted 2017	12,477,623	0.26
Exercised 2017	(193,583)	0.06
Forfeited, cancelled, expired	(1,440,854)	0.04
Outstanding as of December 31, 2017	28,396,428	$0.14	9.13	$8,313,684

The Company recognized stock compensation expense of $204,685 for the period December 11, 2017 (the acquisition date of MoviePass) to December 31, 2017. This amount is included in selling, general, and administrative expenses in the consolidated statement of operations.

No options were granted during the period from December 11, 2017 (the acquisition date of MoviePass, Inc.) to December 31, 2017.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Consolidated Financial Statements

The following table summarizes additional information regarding the outstanding and exercisable options granted pursuant to the MoviePass 2011 Plan.

	Vested Options outstanding			All Options Outstanding
Exercise Price	Number of Options	Weighted Average Remaining Term	Aggregate Intrinsic Value	Number of Options	Weighted Average Remaining Term	Aggregate Intrinsic Value
$0.240	241,818	5.44	$45,945	241,818	5.44	$45,945
$0.040	10,278,210	8.81	4,008,502	16,308,570	8.81	6,360,342
$0.430	-	-	-	6,430,182	9.93	-
$0.048	70,481	5.08	26,924	370,198	4.47	141,416
$0.080	2,447,725	9.62	856,704	5,045,660	9.62	1,765,981
Total	13,038,234		$4,938,075	28,396,428		$8,313,684

16.	Concentration of Credit Risk

Consulting

As of December 31, 2017 and December 31, 2016, respectively, 4 customers accounted for 90.1% and 4 customers accounted for 91.3% of consulting revenues.

As of December 31, 2017 and December 31, 2016, respectively, 4 customers accounted for 62.6% and 3 customers accounted for 62.2% of consulting accounts receivables.

As of December 31, 2017 and December 31, 2016, respectively, 3 vendors accounted for 82.7% and 1 vendor accounted for 88.7% of consulting accounts payables.

Technology

As of December 31, 2017 and December 31, 2016, respectively, 3 vendors accounted for 60.8% and 4 vendors accounted for 90.8% of technology accounts payables.

Subscription

As of December 31, 2017 and December 31, 2016, respectively, 2 customers accounted for 100.0% for subscription accounts receivables.

As of December 31, 2017 and December 31, 2016, respectively, 1 vendor accounted for 41.0% and 4 vendors accounted for 63.6% of subscription accounts payables.

17.	Commitments and Contingencies

The Company’s operating lease commitments at December 31, 2017 are comprised of the following:

Payments due by period
Less than 1 year	$73,503
1 to 3 years	844,174
3 to 5 years	347,985
Thereafter	-
Total	$1,265,662

In addition, the Company’s Indian subsidiary has an office in Bangalore, India at a leased facility located at 3rd Floor, Beta Block, Number 7 Sigma Tech Park, Varthur Kodi, Bangalore 560066. This lease was amended on September 26, 2017 to extend the duration of the lease until September 30, 2019.

The Company’s executive office lease is subject to escalations based on increases in real estate taxes and operating expenses, all of which are charged to rent expense. The lease agreement expires in June 2022. Rent expense was $298,758, and $261,016 for the years ended December 31, 2017 and 2016, respectively.

In April 2017, Zone signed a three-year lease agreement for office space in Miami. The lease term began in May 2017 and expires in April 2020 and requires monthly rent payments of $5,026 for the first 12 months, $5,177 for the next 12 months, and $5,332 for the last 12 months of the lease.

As of December 31, 2017, the Company does not have any “Off Balance Sheet Arrangements”.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Consolidated Financial Statements

Legal Proceeding:

On August 24, 2016, 3839 Holdings LLC (“3839 Holdings”) filed a summons and complaint in the Supreme Court of the State of New York, New York County, against Theodore Farnsworth (“Mr. Farnsworth”), Highland Holdings Group, Inc. (“HHGI”) and Zone Technologies, Inc., collectively referred to as the “Zone Defendants”. The claims arise out of 3839 Holdings’ purchase of a 10% interest in HHGI and an unsuccessful real estate investment. The Complaint asserted claims for: (i) breach of contract, breach of the implied covenant of good faith and fair dealing and breach of fiduciary duty against Mr. Farnsworth and HHGI; (ii) unjust enrichment against Mr. Farnsworth and Zone; (iii) fraudulent conveyance against all of the Zone Defendants; and (iv) alter ego liability against Mr. Farnsworth for HHGI’s obligations. The suit also sought, as part of any final relief it may obtain after trial, an injunction against the merger between Zone and the Company, along with an award of attorneys’ fees. On or about December 7, 2016, 3839 Holdings amended the complaint to add the Company as a defendant, alleging claims against the Company for unjust enrichment, fraudulent conveyance, aiding and abetting a fraudulent conveyance, tortious interference with contract, permanent injunction and attorneys’ fees and cost. 3839 Holdings sought compensation from the Company and the Zone Defendants in an amount of no less than $3,000,000 plus prejudgment interest, attorney’s fees and costs and expenses. 3839 Holdings is also sought an injunction to prevent the Company and the Zone Defendants from transferring or disposing of assets. On November 24, 2017, the Supreme Court of the State of New York granted the motion to dismiss filed by Zone and the Company, and all claims asserted by 3839 Holdings against Zone and the Company have been dismissed, however, 3839 Holdings is appealing the dismissal.

18.	Transactions with Related Parties

Gadiyaram Consulting Agreement

On October 5, 2017, the Company entered into a consulting agreement (the “Consulting Agreement”) with Mr. Muralikrishna Gadiyaram (the “Consultant”), a director of Helios for a period of two years from the agreement date (the “Consulting Term”). The Consulting Agreement formalized the arrangement of the consulting services without compensation since the acquisition of Zone. Such fees have been accrued and paid by the Company since January 1, 2017. Mr. Gadiyaram will continue to provide guidance to the Company and Zone relating to the further development of the respective businesses and technologies. In addition to the aforementioned service, if requested by the Company, Mr. Gadiyaram will provide guidance with respect to the development of any businesses or technologies that the Company or Zone may acquire during the Consulting Term, including, but not limited to, MoviePass. Pursuant to the Consulting Agreement, the Consultant will receive fees in the amount of $18,750 per month in cash. Following the execution of the Consulting Agreement, the Company paid the consultant the accrued consulting fees for the period January1, 2017 through November 30, 2017. The amount payable to Mr. Gadiyaram as of December 31, 2017 was approximately $18,750.

Transactions with Helios and Matheson Information Technology Ltd. (“HMIT”)

In September 2010, the Company entered into an amendment of a Memorandum of Understanding (the “MOU”) with its former parent, HMIT, which was subsequently amended in August 2013. Pursuant to the MOU, HMIT agreed to make available to the Company facilities of dedicated Off-shore Development Centers (“ODCs”) and also render services by way of support in technology, client engagement, and management and operation of the ODCs for the Company. The Company furnished HMIT with a security deposit of $2,000,000 to cover any expenses, claims or damages that HMIT may have incurred while discharging its obligations under the MOU and also to cover the Company’s payable to HMIT. As of December 31, 2015, the Company had a receivable from HMIT in the amount of $182,626 which represents amounts paid on behalf of HMIT, for which the Company fully reserved.

In August 2014, the Company entered into a Professional Service Agreement with HMIT (the “PSA”), which documented ongoing services provided by HMIT from February 24, 2014. Pursuant to the PSA, HMIT hired employees in India and provided infrastructure services for those employees to facilitate the operations of those of the Company’s clients who needed offshore support for their businesses. For the services the Company paid the costs incurred by HMIT for the employees it hired to provide the services and a fixed fee for infrastructure support. Beginning October 2014, all employees were transferred to the payroll of the Company’s subsidiary, Helios and Matheson Global Services Pvt. Ltd., and HMIT was paid only for the infrastructure support it provided until August 2015. Beginning September 2015, Helios and Matheson Global Services Pvt. Ltd. leased an office and took over infrastructure support from HMIT. For the year ended December 31, 2017 and 2016 the Company did not have any revenue from services provided with offshore support of HMIT.

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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Consolidated Financial Statements

19.	Warrants

The following is a summary of the Company’s warrant activity during the year ended December 31, 2017:

	Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years
Outstanding/exercisable – December 31, 2016	70,714	$6.26	4.87
Granted	12,755,539	6.47	4.90
Exercised	(3,194,665)	4.33	4.71
Total	9,631,588	$6.04	4.86

20.	Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision–making group is composed of the Chief Executive Officer. The Company operates in three segments, Consulting, Technology, and Subscription. During the year ended December 31, 2016, the Company operated two segments.

The Company evaluates performance of its operating segments based on revenue and operating loss. The following table summarizes the Company’s segment information for the following balance sheet dates presented, and for the year ended December 31, 2017 and 2016, (Subscription segment information from the date of acquisition through December 31, 2017):

	For the Year Ended December 31,
	2017	2016
Consulting
Revenue	$4,512,300	$6,759,700
Cost of revenue	3,678,294	4,860,927
Gross profit	834,006	1,898,773
Total operating expenses	28,364,072	3,437,283
Loss from operations	(27,530,066)	(1,538,510)
Total other expense	(94,686,108)	(5,299,401)
Provision for income taxes	(49,932)	14,665
Total net loss	$(122,266,106)	$(6,823,246)

Technology
Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-
Total operating expenses	15,587,592	557,825
Loss from operations	(15,587,592)	(557,825)
Total other expense	(67,958)	-
Provision for income taxes	-	-
Total net loss	$(15,655,550)	$(557,825)

Subscription
Revenue	$5,929,267	$-
Cost of revenue	16,860,415	-
Gross loss	(10,931,148)	-
Total operating expenses	1,967,978	-
Loss from operations	(12,899,126)	-
Total other expense	(460)	-
Provision for income taxes	(3,600)	-
Total net loss	$(12,903,186)	$-

HELIOS AND MATHESON ANALYTICS INC.

Notes to Consolidated Financial Statements

	As of December 31,	As of December 31,
	2017	2016
Consulting
Cash and cash equivalents	$569,886	$1,095,732
Accounts receivable	$332,753	$410,106
Unbilled receivables	$-	$45,207
Prepaid expenses and other current assets	$3,382,127	$554,338
Property and equipment	$96,464	$34,368
Intangible assets, net	$-	$-
Deposits and other assets	$129,119	$59,189
Accounts payable and accrued expenses	$2,088,867	$1,196,668
Liabilities to be settled in stock	$20,875,045	$-
Convertible notes payable	$3,611,627	$31,425
Warrant liability	$67,288,800	$230,663
Derivative liability	$4,834,462	$977,129
Deferred revenue	$-	$-

Technology
Cash and cash equivalents	$21,933,765	$1,651,508
Prepaid expenses and other current assets	$21,666	$42,833
Property and equipment	$95,301	$10,844
Intangible assets, net	$2,829,295	$6,004,691
Goodwill	$-	$4,599,969
Deposits and other assets	$10,052	$-
Accounts payable and accrued expenses	$607,622	$134,450
Liabilities to be settled in stock	$445,660	$-

Subscription
Cash and cash equivalents	$2,445,742	$-
Accounts receivable	$27,137,466	$-
Prepaid expenses and other current assets	$154,018	$-
Property and equipment	$42,270	$-
Intangible assets, net	$25,707,487	$-
Goodwill	$79,137,177	$-
Deposits and other assets	$8,000	$-
Accounts payable and accrued expenses	$10,447,514	$-
Deferred revenue	$54,425,630	$-

21.	Income Taxes

The Company accounts for income taxes using the liability method.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred tax assets and (liabilities) consist of the following:

	December 31, 2017	December 31, 2016
Licensing revenues	$4,144,000	$(7,000)
Accounts receivable reserve	1,000	194,000
Depreciation and amortization	(7,212,000)	353,000
Investments	-	928,000
Other	132,000	1,141,000
Tax credits	120,000	-
Net operating losses	46,126,000	9,427,000
Subtotal	43,311,000	12,036,000
Valuation allowance	(43,311,000)	(12,036,000)
Total	$-	$-

Internal Revenue Code Section 382 places a limitation on the utilization of federal net operating loss and other credit carry-forwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percentage point change in ownership occurs. On September 5, 2016, HMIT acquired a greater than 50 percent ownership of the Company. Additionally, on December 11, 2017 the Company completed its acquisition of a majority interest in MoviePass, a Delaware corporation with approximately $73 million in federal and state net operating losses. Accordingly, the actual utilization of the net operating loss carry-forwards for tax purposes are limited annually under Code Section 382 to a percentage of the fair market value of both the Company and MoviePass as of the date of both ownership changes.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Consolidated Financial Statements

At December 31, 2016, the Company has total federal net operating loss carry-forwards of approximately $168 million, approximately $83 million attributed to the Company, and approximately $90 million attributed to MoviePass, which will begin to expire in 2020. The full utilization of the deferred tax assets in the future is dependent upon the Company's ability to generate taxable income; accordingly, a valuation allowance has been established against the Company's net deferred tax assets. During the years ended December 31, 2017 and 2016, the valuation allowance increased by approximately $31,275,000 and $4,514,000, respectively.

	December 31, 2017	December 31, 2016
Current
Federal	$-	$-
State and local	14,000	12,000
Foreign	39,532	(26,665)
Total current	$53,532	$(14,665)
Deferred:
Federal	$-	$-
State and local	-	-
Foreign	-	-
Total deferred	-	-
Total	$-	$-

	December 31, 2017	December 31, 2016
Federal statutory rate	34.0%	34.0%
State and local taxes net of federal tax benefit	-0.1%	-0.1%
Non-deductible expenses	-16.8%	18.9%
Foreign tax expense	0.1%	-0.7%
Non-deductible expenses	-19.2%	18.9%
Change in valuation allowance	1.9%	-51.9%
Total	-0.1%	19.1%

On December 22, 2017, the United States enacted the Tax Act, which made significant changes to the U.S. federal income tax law. Set forth below is a discussion of certain provisions of the Tax Act and our preliminary assessment of the effect of such provisions on the Company's results of operations, cash flows and consolidated financial statements.

The Tax Act will affect 2018 and forward, including but not limited to a reduction in the federal corporate rate from 35.0% to 21.0%, elimination of the corporate alternative minimum tax, a new limitation on the deductibility of certain executive compensation, limitations on net operating losses generated after December 31, 2017 and various other items. We do not expect these changes to have a material impact on our financial statements due to the accumulated net operating losses in the U.S.

The Tax Act provides for a one-time “deemed repatriation” of accumulated unrepatriated foreign earnings determined as of November 2, 2017, or December 31, 2017, whichever is greater. We do not expect to be subject to this provision due to availability of federal net operating losses to offset any repatriation tax. in our foreign earnings for tax purposes. The Tax Act also created a new requirement that certain income earned by controlled foreign corporations must be included currently in the gross income of the U.S. shareholder under the Global Intangible Low-Taxed (GILTI) provision. We do not expect that any future foreign earnings will be subject to GILTI due to our federal net operating losses.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Act. SAB 118 provides for a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Act. Based on our initial analysis of the Tax Act, the Company has made reasonable estimates of its 2017 impact. As a result of the federal corporate tax rate reduction from 35% to 21%, we re-measured certain deferred tax assets and liabilities, which resulted in a reduction in our DTA of approximately $20.5 million, that was offset by a decrease in our valuation allowance. As guidance and technical corrections, if any, are provided in the upcoming quarters, the Company will adjust its provisional estimates as required.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Consolidated Financial Statements

22.	Subsequent Events

Senior Convertible Bridge Note Financing

On January 23, 2018 (the “Subscription Date”), pursuant to a securities purchase agreement entered into by the Company and an institutional investor (the “Buyer”), the Company sold and issued senior convertible notes in the aggregate principal amount of $60,000,000 (each, a “Note” and collectively, the “Notes”), consisting of (i) a Series A-1 Senior Bridge Subordinated Convertible Note in the aggregate principal amount of $25,000,000 (the “Series A-1 Note”) and (ii) a Series B-1 Senior Secured Bridge Convertible Note in the aggregate principal amount of $35,000,000 (the “Series B-1 Note”) for consideration consisting of (i) a cash payment in the aggregate amount of $25,000,000 (the “Cash Amount”), and (ii) a secured promissory note payable by the Buyer to the Company (the “Investor Note”) in the aggregate principal amount of $35,000,000 (the “Financing”). The date on which the Notes were issued is referred to as the “Closing Date.”

Unless earlier converted or redeemed, the Notes will mature on the second anniversary of the Closing Date. The Company is required to redeem the Notes (i) at the option of the Buyer from and after June 7, 2018; (ii) at the option of the Buyer if the Company completes a subsequent public or private offering of debt or equity securities, including equity-linked securities (subject to certain excluded issuances); (iii) upon the occurrence of an Event of Default, including a Bankruptcy Event of Default (each, as defined in the Notes); or (iv) in the event of a Change of Control (as defined in the Notes). With the exception of a redemption required by an Event of Default, which may be paid with cash or shares of the Company’s common stock at the election of the Buyer, the Company will be required to redeem the Notes with cash. The Notes and the shares of common stock into which the Notes may be converted (collectively, the “Conversion Shares”) are sometimes referred to in this report as the “Securities.” All amounts outstanding under the Notes will be secured by the Investor Note and all proceeds therefrom. The Notes will not be secured by, and the Investors will not have a lien on, any assets of the Company other than the Investor Note.

MoviePass Inc. has guaranteed the obligations arising under the Notes in accordance with the terms of a Guaranty (the “MoviePass Guaranty”).

In accordance with terms of the SPA, the Company is obligated to convene a special meeting of its stockholders on or prior to June 1, 2018, for the purpose of approving the issuance of all Securities that may be issued in connection with the Financing.

Series A-1 Note

The aggregate principal amount of the Series A-1 Note is $25,000,000 which will bear interest at a rate of 10% per annum.

Series B-1 Note

Upon issuance, the Series B-1 Note initially consisted entirely of “Restricted Principal” which is defined as that portion of the principal amount of a Series B-1 Note that equals the outstanding principal amount of a corresponding Investor Note. The principal amount of the Investor Note is subject to reduction through prepayments by the applicable Buyer of the Investor Note given by the Buyer to the Company or, upon maturity or redemption of the Series B-1 Note, by netting the amount owed by the Buyer under such Investor Note against a corresponding amount of principal to be canceled under the Buyer’s Series B-1 Note. Each prepayment under the Investor Note will convert a corresponding amount of Restricted Principal under the Series B-1 Note into “Unrestricted Principal” that may be converted into common stock.

The Series B-1 Note bears interest at a rate of (i) 5.25% per annum with respect to any Restricted Principal, and (ii) 10% per annum with respect to any Unrestricted Principal

HELIOS AND MATHESON ANALYTICS INC.

Notes to Consolidated Financial Statements

Payment of Interest

Interest on the Notes is capitalized on each quarterly interest payment date starting April 1, 2018 by adding the interest to the then outstanding principal amount of the Notes. Interest may also be paid by inclusion in the Outstanding Amount, which is defined in the Notes as the principal amount to be converted or redeemed, accrued and unpaid interest with respect to such principal amount, accrued and unpaid late charges, if any, and the “Make-Whole Amount.” The “Make-Whole Amount” is defined as the amount of any interest that, but for a conversion or redemption, would have accrued with respect to the Outstanding Amount of principal being redeemed or converted under the Series A-1 Note and Unrestricted Principal under the Series B-1 Note, for the period from the applicable date of conversion or redemption date through the maturity date of the Notes. No Make-Whole Amount will be payable under the Series B-1 Note with respect to any portion of Restricted Principal after the cancellation of such Restricted Principal pursuant to netting under the Series B-1 Note, the Investor Note or the Master Netting Agreement (as defined below), as applicable. In the event of an event of default interest under the Notes may be increased to 15% during the first 30 days following the occurrence and continuance of an event of default and to 18% thereafter (the “Default Rate”).

Conversion of the Notes

The Buyer may elect, at any time after the Company obtains approval by its stockholders of the issuance of the Company’s securities pursuant to the November Notes (as defined below), to convert the Notes into shares of the Company’s common stock at the Conversion Price, subject to certain beneficial ownership limitations described below. The “Conversion Price” is $11.44 per share (subject to anti-dilution adjustment as described in the Notes).

Redemption of the Notes

Provided there has been no Equity Conditions Failure (as defined in the Notes) and, as to the Series A-1 Note, no senior secured convertible notes issued by the Company on August 16, 2017 (the “August Notes”) or senior convertible bridge notes issued by the Company on November 7, 2017 (the “November Notes”) remain outstanding, and as to the Series B-1 Note, no August Notes, November Notes, Series A-1 Note or Series B-1 Note with any Unrestricted Principal remain outstanding, the Company will have the right to redeem all, but not less than all, of the Outstanding Amount remaining unpaid under the Notes. The portion of the Notes subject to redemption can be redeemed by the Company in cash at a price equal to 115% of the amount being redeemed. Under the Series B-1 Note, the Company may reduce, on a dollar for dollar basis, the Restricted Principal by the surrender for cancellation of such portion of the corresponding Investor Note equal to the amount of Restricted Principal included in the redemption.

The Buyer has the right to require the Company to redeem the Notes (i) at the option of the Buyer from and after June 7, 2018; (ii) if the Company completes a Subsequent Placement, as defined in the SPA; (iii) upon the occurrence of an Event of Default, including a Bankruptcy Event of Default (as defined in the Notes); or (iv) in the event of a Change of Control. With the exception of a redemption required by an Event of Default, which may be paid with cash or shares of the Company’s common stock at the election of the Buyer, the Company will be required to redeem the Notes with cash.

Note Purchase Agreement

The Investor Note was issued as payment in full for the Series B-1 Note pursuant to the terms and conditions of a note purchase agreement entered into by the Company and the Buyer (collectively, the “Note Purchase Agreement”).

HELIOS AND MATHESON ANALYTICS INC.

Notes to Consolidated Financial Statements

Investor Note

The Investor Note will be payable in full on the forty-second anniversary of the Closing Date, although the Buyer may prepay the Investor Note in whole or in part, without premium or penalty, at any time. The Investor Note accrues interest at an annual rate of 0.61%. The Buyer’s obligation to pay the Company the principal amount of the Investor Note is secured with cash, cash equivalents, any Group of Ten (“G10”) currency and any notes or other securities issued by any G10 country having a value equal to the principal amount of the Investor Note. The Investor Note is also subject to mandatory prepayment, in whole or in part, at any time (i) if the Company receives a conversion notice from the Buyer in which all or any part of the principal of the Series B-1 Note to be converted includes any Restricted Principal and (ii) the Buyer receives a confirmation from the Company’s transfer agent that it has been irrevocably instructed by the Company to deliver to the Buyer the shares of the Company’s common stock to be issued pursuant to the conversion notice.

February Public Offering

On February 13, 2018, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Canaccord Genuity Inc., on behalf of itself and as representative of the underwriters named therein (the “Underwriters”), pursuant to which the Company agreed to issue and sell to the Underwriters in a best-efforts underwritten public offering (the “Offering”) of up to approximately $105 million in gross proceeds of securities of the Company including (A) 7,425,000 Series A-1 units (the “Series A-1 Units”), with each Series A-1 Unit consisting of (i) one share (the “Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”), and (ii) one Series A-1 warrant to purchase one share of Common Stock (the “Series A-1 Warrants”); and for those purchasers whose purchase of Series A-1 Units would result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 9.99% of the Company’s outstanding Common Stock following the consummation of the Offering, (B) 11,675,000 Series B-1 units (the “Series B-1 Units”, and together with the “Series A-1 Units”, the “Units”), consisting of (i) one pre-funded Series B-1 warrant to purchase one share of Common Stock (the “Series B-1 Warrants”, and together with the Series A-1 Warrants, the “Warrants”) and (ii) one Series A-1 Warrant. The Units were sold at a price to the public equal to $5.50 per Unit.

Each Warrant is exercisable at any time on or after the issuance date until the five-year anniversary of the issuance date. Each Series A-1 Warrant is exercisable at a price of $6.50 per share of Common Stock. Each Series B-1 Warrant has an aggregate exercise price of $5.50 per share of Common Stock, all of which will be pre-funded except for a nominal exercise price of $0.001 per share of Common Stock. The Warrants will not be listed on The NASDAQ Capital Market or any other securities exchange. As of the date of this report, all Series B-1 Warrants have been exercised.

The Company received approximately $96,817,200 in net proceeds from the sale of the Units, after deducting underwriting discounts and commissions equal to $5,882,800 and estimated offering expenses of approximately $450,000, not taking into account any exercise of the Warrants.

New Subscription Agreement with MoviePass

December 19, 2017 through February 20, 2018, Helios provided cash advances to MoviePass to support MoviePass’ working capital and operational requirements, as well as to support the expansion of MoviePass’ business plans and objectives. The total amount advanced by Helios to MoviePass during this period totaled $55,525,000 (the “Advance”).

On March 8, 2018, the Company entered into a Subscription Agreement with MoviePass (the “March 2018 Agreement”), pursuant to which, in lieu of MoviePass repaying the Advance, MoviePass agreed to sell to the Company, and the Company agreed to accept, an amount of MoviePass Common Stock equal to 18.79% of the total then outstanding MoviePass Common Stock (excluding shares underlying MoviePass options and warrants) (the “March 2018 MoviePass Purchased Shares”), based on a pre-money valuation of MoviePass of $240,000,000 as of December 31, 2017. Pursuant to the March 2018 Agreement, MoviePass also agreed to issue to Helios, in addition to the March 2018 MoviePass Purchased Shares, without payment of additional consideration by Helios, for purposes of providing Helios with anti-dilution protection with respect to Helios’ prior equity investments in MoviePass, an amount of shares of MoviePass Common Stock that caused Helios’ total ownership of the outstanding shares of MoviePass Common Stock (excluding shares underlying MoviePass options and warrants), together with the March 2018 MoviePass Purchased Shares, to equal 81.2% as of March 8, 2018.

In addition, from March 1, 2018 through April 12, 2018, the Company advanced a total of $35,000,000 to MoviePass (the “Second Advance”). On April 16, 2018, the Company entered into an additional Subscription Agreement with MoviePass (the “April 2018 Agreement”), pursuant to which, in lieu of repayment of the Second Advance, MoviePass agreed to sell to the Company an amount of MoviePass Common Stock equal to 10.6% of the total then outstanding MoviePass Common Stock (excluding shares underlying MoviePass options and warrants) (the “April 2018 MoviePass Purchased Shares”), based on a pre-money valuation of MoviePass of $295,000,000 as of March 31, 2018. Pursuant to the April 2018 Agreement, MoviePass also agreed to issue to the Company, in addition to the April 2018 MoviePass Purchased Shares, without payment of additional consideration by the Company, for purposes of anti-dilution, an amount of shares of MoviePass Common Stock that caused the Company’s total ownership of the outstanding shares of MoviePass Common Stock (excluding shares underlying MoviePass options and warrants), together with the April 2018 MoviePass Purchased Shares, to equal 91.8% as of March 8, 2018.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Consolidated Financial Statements

Moviefone Acquisition

Asset Purchase Agreement

On April 4, 2018, the Company entered into an Asset Purchase Agreement (the “Moviefone Purchase Agreement”) with Oath Inc. (formerly, AOL Inc.), a Delaware corporation and subsidiary of Verizon Communications (“Oath”), pursuant to which the Company completed the acquisition from Oath of certain products, rights, technology, contracts, equipment, data and other assets related to the “Moviefone” brand (the “Moviefone Assets”). The purchase price for the transaction consisted of the following: (a) $1.0 million in cash, (b) the issuance of 2,550,154 shares of the Company’s common stock (the “Closing Shares”), and (c) the issuance of warrants (the “Closing Warrants”) to purchase 2,550,154 shares of the Company’s common stock at an exercise price of $5.50 per share (the “Moviefone Warrant Shares,” and together with the Closing Warrants and the Closing Shares, the “Closing Securities”). In addition, pursuant to the Moviefone Purchase Agreement, the Company assumed certain specified liabilities related to the Moviefone Assets. The Moviefone Purchase Agreement contains customary representations, warranties, covenants, and indemnification provisions. In connection with the Moviefone Purchase Agreement, the Company and Oath also entered into a Lock-up Agreement, Registration Rights Agreement, Transition Services Agreement (the “Services Agreement”), Advertising Representative Agreement (the “Representative Agreement”), and other ancillary agreements.

Articles of Incorporation

On February 5, 2018, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 500,000,000 shares (the “Charter Amendment”). Following stockholder approval of the Charter Amendment, a Certificate of Amendment to the Company’s Certificate of Incorporation was filed with the Secretary of State of the State of Delaware on February 8, 2018, at which time the Charter Amendment became effective.

Lock-Up Agreement

On March 14, 2018, Helios and Matheson Analytics Inc. entered into a letter agreement (the “Lock-Up Agreement”) with Theodore Farnsworth, its Chief Executive Officer and Chairman of the Board of Directors, pursuant to which Mr. Farnsworth agreed that he would not sell or transfer any shares of the Company’s common stock (the “Common Stock”) held by him for a period of 24 months from the date of the Lock-Up Agreement, subject to certain permitted transfers as gifts, by will or intestate succession or to a family trust, provided that any such transfer is not a disposition for value and the transferee agrees to be bound by the Lock-Up Agreement. Mr. Farnsworth entered into the Lock-Up Agreement upon receipt from the Company of the Bonus (as defined below in Item 5.02 of this Current Report). The above discussion does not purport to be a complete description of the Lock-Up Agreement and is qualified in its entirety by reference to the full text of the Lock-Up Agreement, which is attached as Exhibit 10.1 to this Current Report and incorporated herein by reference.

Employment Agreement with Stuart Benson

On January 18, 2018, the Company entered into an employment agreement (the “Agreement”) with Stuart Benson, its Chief Financial Officer. The term of the Agreement will expire on December 31, 2020 and, following the expiration of the initial term, will be automatically renewed for additional consecutive terms of one year, unless either the Company or Mr. Benson objects to the renewal at least ninety days prior to the commencement of the renewal term. The contract is subject to termination provisions, please refer to the respective 8-K for more details.

Compensation

Base Salary. Pursuant to the Agreement, Mr. Benson’s base salary will be $275,000 per year, retroactive to January 1, 2018, and will be increased on the first day of each calendar year thereafter in an amount that is no less than 7% of the base salary.

Annual Bonus. For 2017, Mr. Benson will receive a performance bonus consisting of (i) cash in the amount of $150,000, payable no later than January 31, 2018; (ii) 300,000 shares of the Company’s common stock for extraordinary services related to the Company’s acquisition of a majority stake in MoviePass Inc.; and (iii) 100,000 shares of the Company’s common stock for outstanding performance of his general duties in 2017. The shares of common stock will vest in their entirety on February 15, 2019 and will be issued no later than March 15, 2018. For each subsequent year of the term, Mr. Benson may receive an annual bonus, made up of cash and shares of the Company’s common stock, as determined in the sole discretion of the Board based on its assessment of Company and individual performance in relation to performance targets, a subjective evaluation of Mr. Benson’s performance or such other criteria as may be established by the Board. The annual cash target bonus will be 50% of Mr. Benson’s base salary and, if granted, the annual award of shares of the Company’s common stock will be as follows: (i) for services rendered during 2018, 300,000 shares; (ii) for services rendered during 2019, 325,000 shares; and (iii) for services rendered during 2020, 400,000 shares. The shares of common stock included in the annual bonus, if any, will vest ratably at the end of each of the six calendar quarters subsequent to the calendar quarter in which the grant is made.

Grant of Common Stock. The Company will grant to Mr. Benson an award of 600,000 shares of common stock, subject to the terms of an award agreement. The shares shall vest in their entirety on February 15, 2019, eighteen months following August 15, 2017, the date on which the Company entered into a Securities Purchase Agreement to acquire a majority stake in MoviePass Inc., which contemplated that the Company would enter into an employment agreement with Mr. Benson prior to the closing under the MoviePass Securities Purchase Agreement.

Increase of 2014 Equity Incentive Plan

On February 5, 2018 at a Special Meeting of the Stockholders, the Company approved an amendment to the Company’s 2014 Equity Incentive Plan (the “2014 Plan”) to (i) increase the aggregate number of shares of common stock authorized for issuance thereunder by 1,875,000 to an aggregate of 3,000,000 shares and (ii) account for an annual automatic increase in the number of shares of common stock authorized for issuance thereunder by the lesser of (A) 3,000,000 shares of the Company’s common stock or the equivalent of such number of shares after the administrator of the 2014 Plan, in its sole discretion, has interpreted the effect of any stock split, stock dividend, combination, recapitalization or similar transaction; (B) a number of shares of common stock equal to 5% of the Company’s common stock outstanding on January 2nd of each year; and (C) an amount determined by the Company’s Board of Directors (Proposal 1).

MoviePass Ventures

In April 2018, MoviePass Ventures entered into an Acquisition Co-Financing and Distribution Agreement with Orchard Enterprises NY, Inc. for the purpose of co-funding the acquisition, advertising and promotion of MoviePass Ventures’ first film, titled “American Animals”, which premiered at the 2018 Sundance Film Festival.