Form 10-Q
period 2018-03-31
Helios & Matheson Analytics Inc.
filed 2018-05-15
CIK 1040792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2018

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number:     0-22945

HELIOS AND MATHESON ANALYTICS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3169913
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Empire State Building, 350 Fifth Avenue, New York, New York 10118	(212) 979-8228
(Address of Principal Executive Offices)	(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 11, 2018, there were 82,655,182 shares of common stock, with $.01 par value per share, outstanding.

HELIOS AND MATHESON ANALYTICS INC.

i

Part I. Financial Information

Item I. Financial Statements

HELIOS AND MATHESON ANALYTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$42,520,518	$24,949,393
Accounts receivable - less allowance for doubtful accounts of $75,336 and $72,335 at March 31, 2018 and December 31, 2017, respectively	24,432,216	27,470,219
Prepaid expenses and other current assets	3,267,327	3,557,811
Total current assets	70,220,061	55,977,423
Property and equipment, net of accumulated depreciation of $290,004 and $274,587 at March 31, 2018 and December 31, 2017, respectively	310,727	234,035
Intangible assets, net	27,279,711	28,536,782
Goodwill	79,137,177	79,137,177
Deposits and other assets	147,046	147,171
Total assets	$177,094,722	$164,032,588

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$13,328,090	$13,144,003
Deferred revenue	84,887,136	54,425,630
Liabilities to be settled in stock	10,276,266	21,320,705
Convertible notes payable, net of debt discount of $0 and $2,444,368, respectively	-	2,061,072
Warrant liability	70,030,200	67,288,800
Derivative liability	699,900	4,834,462
Total current liabilities	179,221,592	163,074,672
Convertible notes payable, net of current portion and debt discount of $54,064 and $1,392,514, respectively	641,206	1,550,555
Total liabilities	179,862,798	164,625,227

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2018 and December 31, 2017	-	-
Common stock, $0.01 par value; 500,000,000 shares authorized; 49,613,144 issued and outstanding as of March 31, 2018; 100,000,000 shares authorized; 23,981,253 issued and outstanding as of December 31, 2017	496,131	239,813
Paid-in capital	180,415,969	150,356,757
Accumulated other comprehensive loss - foreign currency translation	(111,130)	(103,980)
Accumulated deficit	(184,319,310)	(189,495,185)
Noncontrolling interest	750,264	38,409,956
Total stockholders’ deficit	(2,768,076)	(592,639)
Total liabilities and stockholders’ deficit	$177,094,722	$164,032,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HELIOS AND MATHESON ANALYTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Revenues:
Consulting	$839,503	$1,358,062
Subscription	47,162,447	-
Marketing and promotional services	1,440,910	-
Total revenues	49,442,860	1,358,062
Cost of revenue	135,968,976	1,105,485
Gross (loss) profit	(86,526,116)	252,577

Operating expenses:
Selling, general & administrative	19,709,831	4,180,172
Research and development	224,771	-
Depreciation and amortization	1,271,275	430,925
Total operating expenses	21,205,877	4,611,097

Loss from operations	(107,731,993)	(4,358,520)

Other income / (expense):
Change in fair market value – derivative liabilities	8,597,378	867,468
Change in fair market value – warrant liabilities	93,608,200	114,863
Gain on extinguishment of debt	15,007,699	-
Interest expense	(35,534,899)	(3,108,832)
Interest income	15,341	17,950
Total other income/(expense)	81,693,719	(2,108,551)
Loss before income taxes	(26,038,274)	(6,467,071)
Provision for income taxes	7,951	30,484
Net loss	(26,046,225)	(6,497,555)
Net loss attributable to the noncontrolling interest	31,222,100	-
Net income/(loss) attributable to Helios and Matheson Analytics Inc.	$5,175,875	$(6,497,555)

Other comprehensive (loss)/income – foreign currency adjustment	(7,150)	823
Comprehensive income/(loss)	$5,168,725	$(6,496,732)

Basic income (loss) per share:
Net income (loss) per share attributable to common stockholders – basic	$0.15	$(1.17)

Weighted average shares – basic	34,850,281	5,530,083

Diluted income (loss) per share:
Net income (loss) per share attributable to common stockholders – diluted	$0.09	$(1.17)

Weighted average shares – diluted	36,602,367	5,530,083

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HELIOS AND MATHESON ANALYTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Paid-in	Accumulated Other Comprehensive	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Interest	Deficit
Balance at December 31, 2017	23,981,253	$239,813	$150,356,757	$(103,980)	$(189,495,185)	$38,409,956	$(592,639)
Settlement of warrant liability	4,353,581	43,536	12,850,629	-	-	-	12,894,165
Warrant liability which ceases to exist	-	-	50,307,400	-	-	-	50,307,400
Conversion of convertible notes and interest	1,169,475	11,694	4,666,205	-	-	-	4,677,899
Shares issued for settlement of a liability	1,202,167	12,022	11,054,583	-	-	-	11,066,605
MoviePass shares issued in advance of services	-	-	324,369	-	-	-	324,369
Share based compensation	631,668	6,316	4,906,911	-	-	-	4,913,227
Derivative liability which ceases to exist	-	-	1,734,940	-	-	-	1,734,940
Shares/warrants issued for February public offering	18,275,000	182,750	96,721,381	-	-	-	96,904,131
Reclassification of warrants from February public offering to derivative liability	-	-	(158,944,798)	-	-	-	(158,944,798)
Adjustment of non-controlling interest in connection with the MoviePass Acquisition	-	-	6,437,592	-	-	(6,437,592)	-
Net income	-	-	-	-	5,175,875	(31,222,100)	(26,046,225)
Foreign exchange translation	-	-	-	(7,150)	-	-	(7,150)
Balance at March 31, 2018	49,613,144	$496,131	$180,415,969	$(111,130)	$(184,319,310)	$750,264	$(2,768,076)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HELIOS AND MATHESON ANALYTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,046,225)	$(6,497,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,271,275	430,925
Change in fair market value – derivative liabilities	(8,597,378)	(867,468)
Change in fair market value – warrant liabilities	(93,608,200)	(114,863)
Gain on extinguishment of debt	(15,007,699)	-
Provision for doubtful accounts	3,001	(4,055)
Non-cash interest expense	34,969,982	3,108,832
Share based compensation	5,766,329	1,896,400
Change in operating assets and liabilities:
Accounts receivable	3,035,002	(58,087)
Unbilled receivables	-	(9,460)
Prepaid expenses and other current assets	(216,083)	(197,501)
Accounts payable and accrued expenses	(440,874)	(93,213)
Deferred revenue	30,461,506	-
Deposits and other assets	125	(86,740)
Net cash used in operating activities	(68,409,239)	(2,492,785)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of property and equipment	-	956
Purchases of equipment	(92,108)	(20,811)
Net cash used in investing activities	(92,108)	(19,855)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	25,000,000	3,000,000
Proceeds from public offering, net	96,923,231	-
Note repayment	(27,894,062)	-
Payment of deferred financing fees	(2,170,328)	-
Payment of Make-Whole Interest	(5,000,000)	-
Settlement of warrant liability	(779,219)	-
Net cash provided by financing activities	86,079,622	3,000,000

Net change in cash and cash equivalents	17,578,275	487,360

Effect of foreign currency exchange rate changes on cash and cash equivalents	(7,150)	823

Cash and cash equivalents, beginning of period	24,949,393	2,747,240

Cash and cash equivalents, end of period	$42,520,518	$3,235,423

Supplemental disclosure of cash and non-cash transactions:
Cash investing and financing activities
Cash paid for income taxes	$-	$5,975
Cash paid during the period for interest	$7,735,245	$128,114
Non-cash investing and financing activities
Conversion of convertible notes and interest to shares of common stock	$4,677,899	$1,857,001
Settlement of warrants	$12,894,165	$-
Warrant liability which ceases to exist	$50,307,400	$-
Debt discount for derivative and warrant liability	$22,046,843	$2,054,731
Shares issued for settlement of liability	$11,066,605	$-
Derivative ceases to exist - reclassified to paid in capital	$1,734,940	$882,199
Reclassification of warrant from public offering to derivative liability	$158,944,800	$-
Non-cash fees relating to public offering	$19,100	$-
Shares issued for prepaid services	$1,020,905	$-
Conversion of convertible notes and interest to shares of common stock	$6,375,714	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

1.	General

The accompanying unaudited condensed interim consolidated financial statements (“interim statements”) of Helios and Matheson Analytics Inc. (“Helios and Matheson” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. The consolidated balance sheet as of December 31, 2017 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2017. These interim statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2017.

2.	Business and Basis of Presentation

Business

Since 1983, the Company has provided high quality information technology, or IT, services and solutions including a range of technology platforms focusing on big data, business intelligence, and consumer-centric technology. More recently, to provide greater value to stockholders, the Company has sought to expand its business primarily through acquisitions that leverage its capabilities and expertise.

On November 9, 2016, the Company acquired Zone Technologies, Inc., a Nevada corporation (“Zone”), a state-of-the-art mapping and spatial analysis company. On December 11, 2017 the Company acquired a majority interest in MoviePass Inc., a Delaware corporation (“MoviePass”), whose primary product offering is MoviePass™, the nation’s premier movie theater subscription service. MoviePass provides subscribers with access to up to one new movie title in theaters per day, subject to the MoviePass terms of use, at a fixed monthly, quarterly, semi-annual or annual fee.

In January 2018, the Company formed the Company’s wholly-owned subsidiary, MoviePass Ventures LLC, a Delaware limited liability (“MoviePass Ventures”), which aims to collaborate with film distributors to share in film revenues while using the data analytics that MoviePass offers for marketing and targeting services reaching MoviePass’ paying subscribers using the platform.

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The condensed consolidated financial statements include all accounts of the Company and its wholly owned and majority owned subsidiaries. The Company consolidates entities in which it owns more than 50% of the voting common stock and controls operations. All intercompany transactions and balances among consolidated subsidiaries have been eliminated. The Company consolidated the operations of MoviePass as of December 11, 2017.

Use of Estimates

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

3.	Summary of Significant Accounting Policies

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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2018, the Company owned approximately 81.2% of MoviePass.

Subscription revenue consists primarily of subscription fees for monthly, quarterly, semi-annual or annual subscriptions. Revenue from subscriptions is recognized on a straight-line basis when the performance obligations to provide each service for the period are satisfied, which is over time as our subscription services can be used by our subscribers at any time. Consumers purchasing subscriptions generally pay on an annual or monthly basis, and any prepaid amounts for subscription services are recorded as deferred revenue and amortized to revenue evenly over the service period which begins once a subscriber has activated his or her subscription.

The Company also generates revenue from marketing services primarily related to major motion picture releases. Marketing revenue is generated through e mail and digital advertising to the Company’s subscriber base and pursuant to a contract for such services with the movie distributor. Such agreements are short term and are generally represented by a fully executed customer agreement. Revenue is recognized as performance obligations are satisfied which generally occurs within a month of the date the contract begins. Payment terms on marketing agreements vary and payment is generally due once the performance obligations have been satisfied.

Adoption of ASC 606 Revenue from Contracts with Customers

The Company adopted the new revenue standard, ASC 606, using the modified retrospective method with respect to all non-completed contracts as of January 1, 2018. This method required retrospective application of the new accounting standard to all unfulfilled contracts that were outstanding as of January 1, 2018. Revenues and contract assets and liabilities for contracts completed prior to January 1, 2018 are presented in accordance with ASC 606.

The Company has determined that there were no adjustments required with respect to the adoption of ASC 606 with respect to any prior periods.

Disaggregation of Revenue

	Three Months Ended March 31,
	2018	2017
Types of revenues:
Consulting	$839,503	$1,358,062
Subscription	47,162,447	-
Marketing and promotional services	1,440,910	-
Total revenues	$49,442,860	$1,358,062

The following is a description of the principal activities from which the Company generates revenue, including from subscribers and consulting customers.

Consulting Revenue

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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

Subscription Revenue

Subscription revenue consist of subscription fees related to monthly, quarterly, semi-annual and annual subscriptions to the MoviePass service. Once a subscriber activates his or her account, revenue is recognized on a straight-line basis when the performance obligation to provide each service for the period is satisfied, which is over time as our subscription service is continuously available to our subscribers.

Marketing and Promotional Services

Marketing and promotional services consists of services associated with the MoviePass business. The Company recognizes revenue from marketing contracts with customers when the performance obligations have been completed and the service has been provided to the customer.

Deferred Revenue

Subscription fees are generally paid in advance by credit card through merchant processors. Subscription fees received in advance of completion of the performance obligations are recorded as deferred revenue until such time the services are provided to the customer.

Goodwill

The Company reviews goodwill for impairment during the fourth quarter of each year, and also upon the occurrence of a triggering event. The Company performs reviews of each of its operating divisions that have goodwill balances. Generally, fair value is determined using a multiple of earnings, or discounted projected future cash flows, and is compared to the carrying value of a reporting unit for purposes of identifying potential impairment. Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future. Goodwill impairment is recognized for any excess of the carrying value of the reporting unit’s goodwill over the fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments by management. These judgments include the consideration of the general economic outlook, industry and market considerations, cost factors, overall financial performance, events which are specific to the Company, and trends in the market price of our common stock. Each factor is assessed to determine whether it impacts the impairment test as well as the magnitude of any such impact. For the three months ended March 31, 2018 and 2017, the Company did not record an impairment on goodwill.

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

The Company recorded amortization expense of $1,255,859 and $426,651 for the three months ended March 31, 2018 and 2017, respectively.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

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

The Company did not record impairment charges in regard to definite-lived intangible assets for the three months ended March 31, 2018 and 2017.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses.

Stock Based Compensation

The Company follows the fair value recognition provisions in ASC 718, Stock Compensation (“ASC 718”) and the provisions of ASC 505 Equity (“ASC 505”) for stock-based transactions with non-employees. Stock based compensation expense recognized during the three months ended March 31, 2018 includes compensation expense for all share-based payments based on a grant date fair value estimated in accordance with the provisions in the guidance for stock compensation issued by the Financial Accounting Standards Board (“FASB”). The grant date is the date at which an employer and employee reach a mutual understanding of the key terms and conditions of a share-based payment award.

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

Level 3: Unobservable inputs that are supported by little or no market activity; therefore the inputs are developed by the Company using estimates and assumptions that the Company expects a market participant would use.

The carrying value of the Company’s short-term investments, prepaid expenses and other current assets, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term maturity of these financial instruments.

The derivative liability in connection with the conversion feature of the Company’s convertible debt and the warrant liability is classified as a level 3 liability.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In addition, this guidance requires new or expanded disclosures related to the judgments made by companies when following this framework and additional quantitative disclosures regarding contract balances and remaining performance obligations. ASU No. 2014-09 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity.

ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company developed an implementation plan to adopt this new guidance, which included an assessment of the impact of the new guidance on the Company’s financial position and results of operations. On January 1, 2018, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and for all open contracts and related amendments as of January 1, 2018 using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 will be presented under ASC 606, while the comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods.

During January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is not permitted with the exception of certain provisions related to the presentation of other comprehensive income.   On January 1, 2018, the Company adopted the new accounting standard and has substantially completed its assessment and has determined that this standard will have no impact on its financial position or results of operations.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (“ASC 230”): Classification of Certain Cash Receipts and Cash Payments, (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. On January 1, 2018, the Company adopted ASU 2016-15. The adoption of this update did not significantly impact the current presentation of the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (“ASC 230”): Restricted Cash (“ASU 2016-18”), requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. On January 1, 2018, the Company adopted ASU 2016-18. The adoption of this update did not significantly impact the Company’s consolidated financial statements.

The following accounting standards updates were recently issued and have not yet been adopted by us. These standards are currently under review to determine their impact on our consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (“ASC 740”): Intra-Entity Transfers of Assets Other than Inventory (“ASU 2016-16”), which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently in the process of evaluating the impact of ASU 2016-16 on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04 Intangibles-Goodwill and Other (“ASC 350”): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or any interim goodwill impairment tests for fiscal years beginning after December 15, 2019 and an entity should apply the amendments of ASU 2017-04 on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the effects of ASU 2017-04 on its consolidated financial statements.

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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

4.	Going Concern Analysis

During the second quarter of 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. Under this standard, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the Company’s financial statements were issued (May 15, 2018). Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due before May 15, 2019.

The Company is subject to a number of risks similar to those of other big data technology, technology consulting companies and subscription based businesses, including its dependence on key individuals, uncertainty of product development and generation of revenues and positive cash flow, dependence on outside sources of capital, risks associated with research, development, testing, and successful protection of intellectual property, the Company’s ability to maintain and grow its subscriber base and the Company’s susceptibility to infringement on the proprietary rights of others. The attainment of profitable operations is dependent on future events, including obtaining adequate financing to fulfill the Company’s growth and operating activities and generating a level of revenues adequate to support the Company’s cost structure.

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years. As of and for the three months ended March 31, 2018, the Company had an accumulated deficit of $184,319,310 a loss from operations of $107,731,993 and net cash used in operating activities of $68,409,239.

The Company expects to continue to incur net losses and have significant cash outflows for at least the next 12 months. As of March 31, 2018, the Company had cash and a working capital deficit of $42,520,518 and $109,001,531, respectively. Of the working capital deficit, $70,730,100 pertained to warrant and derivative liabilities classified on the balance sheet within short term liabilities. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the condensed consolidated financial statements were issued. While management will look to continue funding operations by raising additional capital from sources such as sales of its debt or equity securities or loans in order to meet operating cash requirements, there is no assurance that management’s plans will be successful.

The Company obtained convertible debt financing for up to $60,000,000 in gross proceeds on January 11, 2018, of which the Company had received $25,000,000 in gross proceeds as of March 31, 2018, which the Company used (i) to increase the Company’s ownership interests or other rights and interests in MoviePass; (ii) to satisfy certain indebtedness; and (iii) for general corporate purposes and transaction expenses. The Company may also use the proceeds to make other acquisitions. The Company had $695,270 of make-whole principle balance outstanding under the Senior Convertible Notes issued to institutional investors on November 7, 2017 and January 23, 2018, and there remained $114,350,000 in restricted principal for which a corresponding amount of principal under the investor notes remains to be paid to the Company by the holders of those convertible notes.

In order to facilitate the Company’s further access to capital, in January 2018 the Company filed a shelf registration statement on form S-3 that was declared effective by the Securities and Exchange Commission on February 9, 2018, which allows the Company to offer and sell up to $400,000,000 of its equity or equity-linked securities. This aggregate offering amount includes up to $150 million of common stock that the Company may sell at prevailing market prices in a continuous at-the market offering through its sales agent Canaccord Genuity LLC. Using the shelf registration statement, the Company completed an underwritten public offering of common stock and warrants for gross proceeds of approximately $105.0 million on February 13, 2018. The total net proceeds to the Company from the public offering were $96.9 million.

Without raising additional capital, there is substantial doubt about the Company’s ability to continue as a going concern through May 15, 2019. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company’s cost structure.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

5.	Acquisitions

Acquisition of Controlling Interest in MoviePass Inc.

On December 11, 2017, the Company completed its acquisition of a 62.41% majority interest in MoviePass Inc., a Delaware corporation (“MoviePass”, and such acquisition, the “MoviePass Transaction”), for the following consideration: (1) a subordinated convertible promissory note in the principal amount of $12,000,000 (the “Helios Convertible Note”), which is convertible into shares of HMNY’s common stock, as further described below; (2) a $5,000,000 promissory note issued to MoviePass (the “Helios Note”); (3) the exchange of a convertible promissory note issued by MoviePass to HMNY in an aggregate principal amount of $11,500,000 (plus accrued interest thereon); (4) $1,000,000 in cash to purchase outstanding convertible notes of MoviePass, which were converted into shares of MoviePass’ common stock amounting to an additional 2% of the outstanding shares of MoviePass common stock; and (5) $20,000,000 in cash pursuant to the Investment Option Agreement, dated October 11, 2017, between the Company and MoviePass.

The Helios Convertible Note will convert into 4,000,000 unregistered shares of the Company’s common stock (the “Conversion Shares”) automatically upon the Company’s receipt of approval of its stockholders relating to the issuance of the Conversion Shares as required by and in accordance with Nasdaq Listing Rule 5635 (the “Stockholder Approval”). Of that amount, 666,667 of the Conversion Shares are subject to forfeiture by MoviePass, in the Company’s sole discretion, as MoviePass failed to list its common stock on the Nasdaq Stock Market by March 31, 2018 (as required by the securities purchase agreement between the Company and MoviePass). As of the date of this report, the Company has not made a decision with respect to the disposition of those shares that are subject to forfeiture.

The Company has valued the Helios Convertible Note as of the acquisition date including the valuation of the shares subject to forfeiture as noted above, at the fair value on the acquisition date based on a Monte Carlo simulation. The shares subject to forfeiture are contingent consideration and have been valued as a separate component of the Helios Convertible Note. As of the acquisition date the Helios Convertible Note was valued at $29,000,000 and the portion of the Conversion Shares subject to forfeiture was valued at $5,152,446. All of the purchase consideration, with the exception of the $1,000,000 paid for the MoviePass convertible notes which were converted into MoviePass common stock, was retained by MoviePass. Accordingly, the value of the Helios Convertible Note, the Helios Note and the value associated with the Conversion Shares subject to forfeiture are eliminated in consolidation for financial reporting purposes.

Goodwill recognized as part of the MoviePass acquisition is not expected to be tax deductible.

The Company has determined preliminary fair values of the assets acquired and liabilities assumed in the MoviePass Transaction. These values are subject to change as management performs additional reviews of the assumptions utilized.

The Company has made a provisional allocation of the purchase price of the MoviePass Transaction to the assets acquired and the liabilities assumed as of the acquisition date. The following table summarizes the provisional purchase price allocations relating to the MoviePass Transaction.

Purchase consideration:	MoviePass
Cash	$32,671,792
Notes payable (includes Helios Convertible Note and Helios Note)	39,152,446
Fair value of consideration transferred	$71,824,238

Recognized amounts of identifiable assets and liabilities acquired:
Cash acquired	$1,106,171
Accounts receivable	9,669,390
Notes receivable	39,152,446
Investment option payment receivable	7,850,000
Prepaid expenses and other current assets	192,180
Property and equipment	39,320
Other assets	8,000
Identifiable intangible assets:
Tradenames and trademarks	19,550,000
Technology	3,800,000
Customer relationships	2,560,000
Liabilities assumed	(9,261,785)
Deferred revenue	(38,718,397)
Non-controlling interest	(43,260,264)
Goodwill	79,137,177
Total purchase price allocation	$71,824,238

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

The Company has not completed the valuation studies necessary to finalize the acquisition fair values of the assets acquired and liabilities assumed and related allocation of purchase price for the MoviePass Transaction. Accordingly, the type and value of the intangible assets and deferred revenue amounts set forth above are preliminary. Once the valuation process is finalized for the MoviePass Transaction, there could be changes to the reported values of the assets acquired and liabilities assumed, including goodwill, intangible assets and deferred revenue and those changes could differ materially from what is presented above.

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

The estimated useful lives of acquired intangible assets are 7 years for customer relationships, 3 years for technology, and 7 years for tradenames and trademarks. Acquired deferred revenue is estimated to be realized based on the length of the subscription, over 12 months from the acquisition date.

Additional MoviePass Subscription Agreements

On March 8, 2018, the Company entered into a Subscription Agreement with MoviePass (the “March 2018 Agreement”), pursuant to which, in lieu of repayment of advances totaling $55,525,000 made by the Company, MoviePass agreed to sell to the Company an amount of MoviePass Common Stock equal to 18.79% of the total then outstanding shares of MoviePass Common Stock (excluding shares underlying MoviePass options and warrants) (the “March 2018 MoviePass Purchased Shares”). MoviePass also agreed to issue to the Company, in addition to the March 2018 MoviePass Purchased Shares, without payment of additional consideration by the Company, for purposes of anti-dilution, an amount of shares of MoviePass Common Stock that caused the Company’s total ownership of the outstanding shares of MoviePass Common Stock (excluding shares underlying MoviePass options and warrants), together with the March 2018 MoviePass Purchased Shares, to equal 81.2% as of March 8, 2018.

The Company has accounted for the March 2018 MoviePass Purchased Shares as an acquisition of a portion of the non-controlling interest in MoviePass. Accordingly, the non-controlling interest at March 8, 2018 was reduced based on the percentage acquired, and the balance invested in excess of the value of the non-controlling interest acquired was recorded as additional invested capital.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

6.	Net Income/(Loss) Per Share Attributable to Common Stockholders

Earnings per share (“EPS”) is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to Section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16, basic EPS is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangements, stock options or warrants. The calculation of diluted EPS excludes 4,934,555 shares for securities deemed to be anti-dilutive.

The following sets forth the computation of diluted EPS for the three months ended March 31, 2018 and March 31, 2017:

	Three months ended March 31, 2018
	Net Income Available to Common Stockholders (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$5,175,875	34,850,281	$0.15
Assumed conversion of convertible notes	(1,940,056)	-	-
Dilutive shares related to warrants and convertible notes	-	1,752,086	-
Dilutive EPS	$3,235,819	36,602,367	$0.09

	Three months ended March 31, 2017
	Net Loss Available to Common Stockholders (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$(6,496,732)	5,530,083	$(1.17)
Dilutive shares related to warrants and convertible notes	-	-	-
Dilutive EPS	$(6,496,732)	5,530,083	$(1.17)

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

7.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following on March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Vendor deposits	$152,285	$147,533
Tax	99,407	108,433
Deposits	226,750	230,711
Insurance	78,797	86,181
Professional fees and services	549,140	33,333
Deferred stock compensation	2,054,341	2,885,278
Rent	42,779	52,650
Other	63,828	13,692
Total prepaid expenses and other current assets	$3,267,327	$3,557,811

8.	Intangible Assets, net

The following table sets forth the major categories of the Company’s intangible assets and the estimated useful life as of March 31, 2018 and December 31, 2017 for those assets that are not already fully amortized:

	Estimated	Gross	March 31, 2018
	Useful Life (Years)	Carrying Amount	Accumulated Amortization	Impairments	Net Book Value
Customer relationships	7	$2,560,000	$(112,074)	$-	$2,447,926
Technology	3	8,070,000	(2,373,259)	-	5,696,741
Tradenames and trademarks	7	19,550,000	(599,113)	-	18,950,887
Patents	12	196,353	(12,196)	-	184,157
		$30,376,353	$(3,096,642)	$-	$27,279,711

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

	Estimated	Gross	December 31, 2017
	Useful Life (Years)	Carrying Amount	Acquisitions	Accumulated Amortization	Impairments	Net Book Value
Customer relationships	7	$-	$2,560,000	$(20,645)	$-	$2,539,355
Technology	3	4,270,000	3,800,000	(1,700,431)	-	6,369,569
Tradenames and trademarks	7	1,977,000	19,550,000	(433,588)	(1,653,776)	19,439,636
Broker relationships	5	4,200	-	(962)	(3,238)	-
Patents	12	196,353	-	(8,131)	-	188,222
		$6,447,553	$25,910,000	$(2,163,757)	$(1,657,014)	$28,536,782

The Company recorded amortization expense of $1,255,859 and $426,651 for the three months ended March 31, 2018 and 2017, respectively.

The following table outlines estimated future annual amortization expense for the next five years and thereafter:

March 31,
Remaining 2018	$3,770,233
2019	4,821,384
2020	3,532,137
2021	2,336,976
2022	2,336,976
Thereafter	10,482,005
$27,279,711

9.	Accounts Payable and Accrued Expenses

As of March 31, 2018 and December 31, 2017, accounts payable and accrued expenses consisted of the following:

	March 31, 2018	December 31, 2017
Accounts payable	$5,412,887	$5,087,060
Accrued ticket expense	1,852,876	4,743,582
Accrued professional fees	2,719,192	597,187
Accrued credit card fees	-	782,670
Accrued payroll expense	1,079,841	312,149
Accrued other expense	869,818	852,840
Accrued interest	1,393,476	768,515
Total accounts payable and accrued expenses	$13,328,090	$13,144,003

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

10.	Senior Secured Convertible Notes and Warrants

On February 8, 2017, the Company issued two Senior Secured Convertible Notes (the “February 2017 Notes”) to an institutional investor (the “Investor”) in the aggregate principal amount of $5,681,818 for consideration consisting of a secured promissory note payable by the Investor to the Company in the principal amount of $5,000,000 (the “February 2017 Investor Note”) which offsets the February 2017 notes of the same amount. Upon issuance, the initial note with a principal balance of $681,818 was accounted for as an original issuance discount and accreted into interest expense over the life of the February 2017 Notes. As cash payments are applied to the February 2017 Investor Note, a derivative liability is recognized and placement agent warrants are issued. Both the derivative liability and the warrants are accounted for as debt discount to the February 2017 Notes and accreted into interest expense over the life of the note using the effective interest method. The February 2017 Notes had a maturity date of October 8, 2017. As of December 31, 2017, the Investor had fully prepaid the February 2017 Investor Note and had subsequently converted the principal amount due under the February 2017 Notes and approximately $49,000 of interest into 1,852,886 shares of the Company’s common stock in full payment of the February 2017 Notes. On any principal balance owed by the Company to the Investor, a 6% interest obligation was due quarterly and calculated on a 360-day basis. For the three months ended March 31, 2018 and March 31, 2017, the Company had interest expense of $0 and $10,277, respectively, related to the February 2017 Notes as the final principal balance was converted in August 2017. In a letter agreement executed on August 27, 2017, in consideration for the prepayment in the amount of $2,500,000, on the February 2017 Investor Note, which the Investor subsequently made on August 28, 2017, the Investor and the Company agreed that the Investor would have the right, but not the obligation, until December 31, 2017, to effect an exchange (the “Share Exchange”) of 841,250 shares of the Company’s common stock (the “Exchange Shares”) for one or more senior secured convertible promissory notes in the form of the February Additional Note (the “New Note”), with the right to substitute the alternate conversion price of the New Note with the alternate conversion price of the Company’s Series B Senior Secured Convertible Note (the “Series B Note”) that was issued on August 16, 2017. Any New Note issued would be in a principal amount equal to the product of the prepayment amount ($2,500,000) multiplied by a fraction, the numerator of which is the number of the aggregate shares being tendered to the Company in the Share Exchange and the denominator of which is 841,250. The maturity date of any New Note was 45 days following the issuance of the New Note, and the conversion price of the New Notes was $4.50, or, at the election of the Investor, the Investor could convert at the Alternate Conversion Price. The Alternate Conversion Price was defined as either (A) the lower of (i) $4.50 and (ii) the greater of (I) $4.00 and (II) 85% of the quotient of (x) the sum of the volume weighted average price of the common stock for each of the 5 consecutive trading days ending on the trading day immediately preceding the delivery of the Conversion Notice, divided by (y) 5 or (B) that price which shall be the lowest of (i) $3.00 and (ii) the greater of (I) the Floor Price then in effect and (II) 85% of the quotient of (x) the sum of the volume weighted average price of the Company’s common stock for each of the 5 consecutive trading days ending and including the date of the alternate conversion, divided by (y) 5. The Floor Price was defined as $3.00 through October 4, 2017 and $0.50 following October 4, 2017. On October 23, 2017, the Company and the Investor entered into a Third Amendment and Exchange Agreement (the “Third Exchange Agreement”) for the purpose of exchanging the New Note for 947,218 shares of common stock (the “New Exchange Shares”) and rights (the “Rights”) to receive 552,782 additional shares of common stock. As partial consideration for the New Exchange Shares and the Rights, the Investor agreed, among other things, to terminate the Investor’s right to exchange the remaining Exchange Shares for New Notes. The termination of these rights is accounted for as financing fees associated with the February 2017 Notes and valued at $19,950,000 based on the trading price of the Company’s stock on the date of the Third Exchange Agreement.

On August 16, 2017, the Company issued to the Investor three Senior Secured Convertible Notes (the “August 2017 Notes”) in the aggregate principal amount of $10,300,000 and a 5-year warrant for the purchase of 1,892,972 shares of the Company’s common stock at an exercise price of $3.25 per share (the “Investor Warrant”) for consideration consisting of a secured promissory note payable by the Investor to the Company (the “August 2017 Investor Note”) in the principal amount of $8,800,000 and $220,000 which offsets the August 2017 Notes of the same amount. The August 2017 Notes have a maturity date of April 16, 2018 and the Investor Warrant will expire on April 16, 2022. The $220,000 secured promissory note payable by the Investor was issued in exchange for a $250,000 Senior Secured Convertible Note; therefore, a discount of $30,000 was recognized upon issuance and accreted into interest expense over the life of the note using the effective interest method. Upon issuance, the Investor Warrant was recorded at fair value and accounted for as an original issuance discount to the August 2017 Notes. The excess in value of the Investor Warrant over the August 2017 Notes upon issuance was recorded as interest expense, while the capitalized balance was accreted into interest expense over the life of the August 2017 Notes. At December 31, 2017, the contracted conversion prices for the August 2017 Notes, which include an Initial Series A Note, an Additional Series A Note and the Series B Note, were $4.00 for the Initial Series A Note and the Additional Series A Note and $3.00 for the Series B Note. As of December 31, 2017, the Investor had fully prepaid the August 2017 Investor Note and subsequently converted $5,794,560 in principal amount, plus accrued interest, of the August 2017 Notes into 1,482,639 shares of the Company’s common stock. As of December 31, 2017, the unpaid principal amount of the August 2017 Notes owed to the Investor was $4,505,440. On any principal balance owed by the Company to the Investor, a 6% interest obligation is due quarterly and calculated on a 360-day basis. For the three months ended March 31, 2018, the Company had $37,126 of interest expense pertaining to the unpaid principal amount of the August 2017 Notes. The full outstanding principal balance of $4,677,899 and accrued interest of $37,126 were converted to 1,169,475 shares of the Company’s common stock on February 20, 2018.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

The Investor Warrant included anti-dilution provisions. The anti-dilution provisions were triggered when the Company issued a new senior convertible note to the Investor in the aggregate principal amount of $697,000 (the “Exchange Note”). Because the Exchange Note had a conversion price of $3.00 per share, which was lower than the Investor Warrant per share exercise price of $3.25, the number of shares of the Company’s common stock issuable to the Investor pursuant to the Investor Warrant was increased from 1,892,972 to 2,050,720 and the per share exercise price of the Investor Warrant was decreased from $3.25 to $3.00. As of December 31, 2017, the Investor had elected, in a cashless transaction, to exercise the Investor Warrant to purchase 1,715,006 shares of common stock and also paid the Company the sum of $977,142 to exercise the Investor Warrant for an additional 325,714 shares of common stock. On November 21, 2017 in conjunction with the Fourth Amendment and Exchange Agreement, the remaining 10,000 shares of common stock subject to the Investor Warrant were exchanged for a new warrant (the “Exchange Warrant”). The Exchange Warrant is in substantially the form of the Investor Warrant, except that:

●	The Exchange Warrant has an exercise price of $14.31.

●	The expiration date of the Exchange Warrant is November 21, 2022.

●	The Exchange Warrant may not be exercised for the purchase of shares of common stock unless the stockholders of the Company approve the issuance in compliance with the rules and regulations of the Nasdaq Capital Market, which stockholder approval was obtained at a special meeting of the Company’s stockholders in October 2017.

●	The Exchange Warrant is subject to redemption, refund or alternate cashless exercise after the August Note is no longer outstanding (or on or after February 16, 2018 if the Company fails to remain current in its filings or an event of default under the August 2017 Notes occurs).

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

(ii) if the net proceeds from the sale of shares of common stock issuable upon conversion of the Remaining August Note by the holder of the Exchange Warrant is less than $18.1 million (subject to reduction for any cash payment of the Remaining August Note) (such difference, the “Redemption Maximum Amount”), either of the following may occur:

●	If the Stockholder Approval has been obtained, the holder of the Exchange Warrant may request to affect an alternate cashless exercise of the Exchange Warrant, in whole or in part, pursuant to which, in lieu of the shares of common stock issuable upon exercise of the Exchange Warrant, the holder would receive up to the Redemption Maximum Amount in shares of common stock at the Alternate Cashless Exercise Price (as defined below) (an “Alternate Cashless Exercise”); or

●	The holder of the Exchange Warrant may request a redemption in cash of all, or any part, of the Exchange Warrant at a price equal to such difference; provided, that if certain equity conditions are met (including obtaining the Stockholder Approval), the Company may elect to pay such redemption price in shares of common stock in an Alternate Cashless Exercise.

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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

With the issuance of the Exchange Warrant, the resulting cash flows of the remaining Investor Warrant were considered to be significantly modified within the context of ASC 470. Accordingly, the incremental change in fair value between the Investor Warrant and the Exchange Warrant is calculated as $12,878,864 and recorded as interest expense. In March of 2018 the Investor exercised the Exchange Warrant by means of a cashless exercise into 4,353,581 shares of common stock and a cash payment from the Company of $779,219, resulting in a reduction of the warrant liability and corresponding adjustment to Additional Paid in Capital.

On November 7, 2017, the Company issued two Senior Secured Convertible Notes in the aggregate principal amount of $100,000,000 (collectively, the “November 2017 Notes”) to institutional investors. The November Notes consist of a Senior Secured Convertible Note in the amount of $5,000,000 (the “November Initial Note”) and a Senior Secured Convertible Note in the amount of $95,000,000 (the “November Additional Note”) in exchange for an upfront cash payment of $5,000,000 and a senior secured promissory note of $95,000,000 (the “November 2017 Investor Note”). As of December 31, 2017, purchasers of the November 2017 Notes prepaid $15,650,000 of the November 2017 Investor Note with the remaining principal being subject to master netting agreements between the Company and such holders. In conjunction with the prepayment, the Company was also obligated to pay the holders interest which would have accrued with respect to the outstanding balance for the period from the redemption date through the maturity date (the “Make-Whole Interest”). The Company elected to defer payment of the Make-Whole Interest by capitalizing the full balance under the same terms as the original November 2017 Notes. As of December 31, 2017 the outstanding balance owed on the Make-Whole Interest was $2,943,069. On January 2, 2018, an additional $646,263 of interest was capitalized and added to the principal balance of the note and on January 26, 2018 investors redeemed principal of $2,894,062 in exchange for cash. The November 2017 Notes have a maturity date of November 7, 2019. As of December 31, 2017, the contracted conversion price for the November 2017 Notes, which include both the November Initial Note and November Additional Note, was $12.06. As of December 31, 2017, the Investors had converted $0 of the November 2017 Notes into shares of the Company’s common stock. On any unfunded principal balance of the November 2017 Investor Notes the Company owed to the Investors a 5.25% interest obligation which is due quarterly and calculated on a 360-day basis. For the funded portion of the November 2017 Notes the Company has a 10% interest obligation. For the three months ended March 31, 2018, the Company had $1,394,169 of interest expense pertaining to the November 2017 Notes and $1,394,169 accrued at March 31, 2018.

On January 23, 2018, pursuant to a securities purchase agreement (the “SPA”) entered into by the Company and an institutional investor (the “Buyer”), the Company sold and issued senior convertible notes in the aggregate principal amount of $60,000,000 (each, a “Note” and collectively, the “Notes”), consisting of (i) a Series A-1 Senior Bridge Subordinated Convertible Note in the aggregate principal amount of $25,000,000 (the “Series A-1 Note”) and (ii) a Series B-1 Senior Secured Bridge Convertible Note in the aggregate principal amount of $35,000,000 (the “Series B-1 Note”) for consideration consisting of (i) a cash payment in the aggregate amount of $25,000,000 (the “Cash Amount”), and (ii) a secured promissory note payable by the Buyer to the Company (the “Investor Note”) in the aggregate principal amount of $35,000,000 (the “Financing”). The date on which the Notes were issued is referred to as the “Closing Date.”

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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

MoviePass Inc. has guaranteed the obligations arising under the Notes in accordance with the terms of a Guaranty (the “MoviePass Guaranty”).

In accordance with the terms of the SPA, the Company is obligated to convene a special meeting of its stockholders on or prior to June 1, 2018, for the purpose of approving the issuance of all Securities that may be issued in connection with the Financing.

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

On February 13, 2018, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Canaccord Genuity Inc., on behalf of itself and as representative of the underwriters named therein (the “Underwriters”), pursuant to which the Company agreed to issue and sell to the Underwriters in a best-efforts underwritten public offering (the “Offering”) up to approximately $105 million in gross proceeds of securities of the Company including (A) 7,425,000 Series A-1 units (the “Series A-1 Units”), with each Series A-1 Unit consisting of (i) one share (a “Share”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”), and (ii) one Series A-1 warrant to purchase one share of Common Stock (a “Series A-1 Warrant”); and for those purchasers whose purchase of Series A-1 Units would result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 9.99% of the Company’s outstanding Common Stock following the consummation of the Offering, (B) 11,675,000 Series B-1 units (the “Series B-1 Units”, and together with the “Series A-1 Units”, the “Units”), consisting of (i) one pre-funded Series B-1 warrant to purchase one share of Common Stock (a “Series B-1 Warrant”; and the Series B-1 Warrants, together with the Series A-1 Warrants, the “Warrants”) and (ii) one Series A-1 Warrant. The Units were sold at a price to the public equal to $5.50 per Unit.

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

The Company received approximately $96,923,231 in net proceeds from the sale of the Units, after deducting underwriting discounts and commissions equal to $5,882,800 and estimated offering expenses of approximately $450,000, not taking into account any exercise of the Warrants.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

The Placement Agent Notes and Warrants

The Company entered into an agreement with a placement agent (the “Placement Agent”) for assistance with the placement of the February 2017 Notes. The Placement Agent accepted from the Company a 5-year warrant (each a “February Placement Agent Warrant”) as partial payment for the Placement Agent’s services. The February Placement Agent Warrants allow the purchase of up to 8% of the number of shares of the Company’s common stock into which the unrestricted principal of the February 2017 Notes may be converted. Through the first nine months of 2017, the Company received $5,000,000 of cash payments for the February 2017 Notes, resulting in the issuance of February Placement Agent Warrants for the purchase of 133,334 shares of common stock at an exercise price of $3.00 per share. As of March 31, 2018 the Placement Agent has not elected to exercise any February Placement Agent Warrants.

The Company entered into an agreement with the Placement Agent for assistance with the placement of the August 2017 Notes and Investor Warrant. The Placement Agent accepted from the Company a 5-year warrant (each, an “August Placement Agent Warrant”) as partial payment for the Placement Agent’s services. The August Placement Agent Warrant allows the purchase of up to 8% of the number of shares of the Company’s common stock into which the unrestricted principal of the Additional Series A Note and the Series B Note in the combined principal amount of $9,050,000 becomes convertible at an exercise price equal to the greater of the exercise price of the August 2017 Notes and the consolidated closing bid price of the Company’s common stock on the date that the Placement Agent becomes entitled to the August Placement Agent Warrant. During the period ended December 31, 2017, the Company received $8,800,000 of cash payments in conjunction with the August 2017 Notes and issued August Placement Agent Warrants for the purchase of 176,000 shares of common stock at exercise prices of $3.00 and $14.27 per share. As of March 31, 2018, the Placement Agent has not elected to exercise any August Placement Agent Warrants.

The Company entered into an agreement with the Placement Agent for assistance with the placement of the November 2017 Notes. The Placement Agent accepted from the Company a 5-year warrant (each, a “November Placement Agent Warrant”) as partial payment for the Placement Agent’s services. The November Placement Agent Warrant allows the purchase of up to 8% of the number of shares of the Company’s common stock into which the unrestricted principal of the November Series A Note and the November Series B Note in the combined principal amount of $100,000,000 becomes convertible at an exercise price equal to the greater of the exercise price of the November 2017 Notes and the consolidated closing bid price of the Company’s common stock on the date that the Placement Agent becomes entitled to the November Placement Agent Warrant. During the period ended March 31, 2018, the Company received no cash payments for the November 2017 Notes resulting in no issuances of warrants at an exercise prices of $12.06 per share. As of March 31, 2018, the Placement Agent has not elected to exercise any November Placement Agent Warrants.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

Note Activity:

Senior Secured Convertible Notes consist of the following:

	March 31, 2018	December 31, 2017
August 2017 Notes	$-	$2,061,072
November 2017 Notes	641,206	1,550,555
	$641,206	$3,611,627

Under ASC 210-20-45-1, management offset the Notes by the Investor Notes yet to be funded. As of March 31, 2018, there was no unfunded portion of the Investor Note remaining.

The carrying value of the Senior Secured Convertible Notes is comprised of the following:

	March 31, 2018	December 31, 2017
August 2017 Notes	$-	$4,505,440
November 2017 Notes	695,270	2,943,069
Unamortized discounts	(54,064)	(3,836,882)
	$641,206	$3,611,627

During the three months ended March 31, 2018, the Investor has converted a total of $4,640,773 in principal and $37,126 in interest into 1,169,475 shares of the Company’s common stock.

Warrant Activity:

The following is a summary of the Company’s warrant activity during the three months ended March 31, 2018:

	Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years
Outstanding/exercisable – December 31, 2017	9,631,588	$6.04	4.86
Granted	30,949,826	6.15	4.88
Exercised	(10,860,000)	5.51	4.88
Outstanding/exercisable – March 31, 2018	29,721,414	$5.99	4.88

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

11.	Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the Company’s consolidated balance sheets as of March 31, 2018 and December 31, 2017:

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
March 31, 2018
Liabilities
Derivative liability – warrants	$70,030,200	$-	$-	$70,030,200
Derivative liability – conversion feature	699,900	-	-	699,900
Total	$70,730,100	$-	$-	$70,730,100

December 31, 2017
Liabilities
Derivative liability – warrants	$67,288,800	$-	$-	$67,288,800
Derivative liability – conversion feature	4,834,462	-	-	4,834,462
Total	$72,123,262	$-	$-	$72,123,262

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2018:

Amount
Balance at December 31, 2017	$72,123,262
Purchases, issuances and settlements	181,553,655
Conversions to paid in capital	(78,033,527)
Extinguishment of convertible note	(2,707,712)
Change in fair value of warrant liabilities	(93,608,200)
Change in fair value of derivative liabilities	(8,597,378)
Balance at March 31, 2018	$70,730,100

The fair value of the derivative conversion features and warrant liabilities as of March 31, 2018 and December 31, 2017 were calculated using a Monte Carlo option model valued with the following weighted average assumptions:

	March 31, 2018			December 31, 2017
	Amount			Amount
Dividend yield		0%			0%
Expected volatility	140%	-	150%	45%	-	270%
Risk free interest rate	1.50%	-	2.67%	1.06%	-	2.20%
Contractual term (in years)	0.15	-	5.00	0.19	-	5.00
Exercise price	$3.000	$-	$12.060	$0.001	-	$14.310

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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

12.	Stock Based Compensation

The Company has a stock-based compensation plan, which is described as follows:

On March 3, 2014, the Board of Directors approved and adopted the Helios and Matheson Analytics Inc. 2014 Equity Incentive Plan (the “2014 Plan”) which the Company’s stockholders approved at the annual stockholders meeting on May 5, 2014. The 2014 Plan as amended set aside and reserved 3,000,000 shares of the Company’s common stock for grant and issuance in accordance with its terms and conditions. Persons eligible to receive awards from the 2014 Plan include employees (including officers and directors) of the Company and its affiliates, consultants who provide significant services to the Company or its affiliates, and directors who are not employees of the Company or its affiliates (the “Participants”). The 2014 Plan permits the Company to issue to Participants qualified and/or non-qualified options to purchase the Company’s common stock, restricted common stock, performance units, and performance shares. The 2014 Plan will terminate on March 3, 2024. The Company’s Board of Directors is responsible for administration of the 2014 Plan and has the sole discretion to determine which Participants will be granted awards and the terms and conditions of the awards granted. The 2014 Plan also provides for an annual automatic increase in the number of shares of common stock authorized for issuance thereunder by the lesser of (A) 3,000,000 shares of the Company’s common stock or the equivalent of such number of shares after the administrator of the 2014 Plan, in its sole discretion, has interpreted the effect of any stock split, stock dividend, combination, recapitalization or similar transaction; (B) a number of shares of common stock equal to 5% of the Company’s common stock outstanding on January 2nd of each year, and (C) an amount determined by the Company’s Board of Directors. A total of 2,610,000 shares of common stock remained available for issuance as of March 31, 2018.

As of March 31, 2018 there have not been any stock option grants made pursuant to the 2014 Plan.

From time to time the Board of Directors has also authorized the issuance of shares of common stock outside of the 2014 Plan to consultants and employees for services rendered. During the three months ended March 31, 2018 the Company awarded 481,688 shares to consultants who provided services to the Company. In connection with such awards (including awards granted in 2017) the Company recorded stock compensation expense of $3,747,851 which is included in selling, general and administrative expenses in the three months ended March 31, 2018. Unamortized stock compensation costs related to these awards of $2,054,341 will be recognized over the anticipated service period in 2018. During the three months ended March 31, 2018, the Company issued 1,202,167 shares of common stock to employees and consultants for services provided during 2017. The Company recognized expense of $11,066,605, in the fourth quarter of 2017, with respect to such awards, and also recorded a liability on the balance sheet at December 31, 2017, related to these costs which were settled in shares.

The shares historically issued both pursuant to the 2014 Plan and outside the 2014 Plan have been fully vested in certain cases and subject to vesting conditions in other cases; they generally contain resale or transfer restrictions pursuant to lock up agreements ranging from 18 to 24 months from the award date.

The Company generally recognizes stock compensation expense on the grant date and over the period of vesting or period that services will be provided. Compensation associated with shares issued or to be issued to consultants and other non-employees is recognized over the expected service period beginning on the measurement date which is generally the time the Company and the service provider enter into a commitment whereby the Company agrees to grant shares in exchange for the services to be provided.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

MoviePass, Inc.

MoviePass maintained the 2011 Equity Incentive Plan (the “2011 Plan”) during the three months ended March 31, 2018. The 2011 Plan provides for the grant of up to 95,000,000 shares of common stock for issuance as non-statutory or incentive stock options, stock appreciation rights, restricted stock and restricted stock units to the employees, officers, directors, or consultants of MoviePass. The 2011 Plan is administered by the Board of Directors of MoviePass, which selects the individuals to whom options will be granted, and determines the number of options to be granted and the term and exercise price of each option. Stock options granted pursuant to the terms of the 2011 Plan generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of grant. The term of the options granted under the 2011 Plan cannot be greater than 10 years. Options vest at varying rates generally over three to five years along with performance-based options.

For the three months ended March 31, 2018 MoviePass granted 39,809,175 stock options at an exercise price of $0.43 (43 cents) per share.

The following table summarizes stock option activity under the MoviePass share-based plan for the three months ended March 31, 2018:

		Weighted Average
	Options for		Remaining	Aggregate
	Common Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding as of December 31, 2017	28,396,428	$0.14	9.13	$8,313,684
Granted	39,809,175	$0.43
Exercised	-	-
Forfeited, cancelled, expired	-	-
Outstanding as of March 31, 2018	68,205,603	$0.31	9.44	$6,117,060
Vested and exercisable at March 31, 2018	16,249,800	0.13	8.91	3,556,413

The weighted average grant date fair value per share of stock options granted during the three months ended March 31, 2018 was $0.16. No options were exercised during the three months ended March 31, 2018 and March 31, 2017.

The Company recognized share-based payment expense associated with stock options of $1,996,312 and $44,450 for the three months ended March 31, 2018 and March 31, 2017, respectively.

The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees:

Three Months Ended
March 31, 2018
Risk-free interest rate	2.50%
Expected life of options – years	5.79
Expected stock price volatility	37.20%
Expected dividend yield	0.00%

There were no options granted to the Company’s board of directors or third parties during the three months ended March 31, 2018.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

13.	Concentration of Credit Risk

Consulting

For the three months ended March 31, 2018 and March 31, 2017, respectively, 4 customers accounted for 94.7% and 87.0% of consulting revenues.

As of March 31, 2018 and December 31, 2017, respectively, 5 customers accounted for 90.5% and 4 customers accounted for 62.6% of consulting accounts receivables.

As of March 31, 2018 and December 31, 2017, respectively, 5 vendors accounted for 98.4% and 3 vendors accounted for 82.7% of consulting accounts payables.

Technology

As of March 31, 2018 and December 31, 2017, respectively, 1 vendor accounted for 68.7% and 3 vendors accounted for 60.8% of technology accounts payables.

Subscription and Marketing and Promotional Services

As of March 31, 2018 and December 31, 2017, respectively, 3 customers accounted for 98.4% of subscription accounts receivables and 2 customers accounted for 100.0% for subscription accounts receivables.

As of March 31, 2018 and December 31, 2017, respectively, 7 vendors accounted for 73.7% subscription accounts payables and 1 vendor accounted for 41.0% of subscription accounts payables.

14.	Commitments and Contingencies

The Company’s operating lease commitments at March 31, 2018 are comprised of the following:

Payments due by period
Less than 1 year	$295,730
1 to 3 years	532,933
3 to 5 years	289,988
Thereafter	-
Total	$1,118,651

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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

The Company’s executive office lease is subject to escalations based on increases in real estate taxes and operating expenses, all of which are charged to rent expense. The lease agreement expires in June 2022. Rent expense for the three months ended March 31, 2018 and 2017 was approximately $213,345 and $47,800, respectively.

In April 2017, Zone signed a three-year lease agreement for office space in Miami. The lease term began in May 2017 and expires in April 2020 and requires a monthly rent payment of $5,026 for the first 12 months, $5,177 for the next 12 months, and $5,332 for the last 12 months of the lease.

As of March 31, 2018, the Company does not have any “Off Balance Sheet Arrangements”.

Legal Proceeding:

On February 23, 2018, MoviePass filed a patent infringement complaint against Sinemia, Inc.in United States District Court, Central District of California. MoviePass’s complaint asserts infringement of two U.S. patents, U.S. Patent Nos. 8,484,133 (“Secure targeted personal buying/selling method and system”) and 8,612,325 (“Automatic authentication and funding method”) by Sinemia’s movie-ticket subscription service. MoviePass’s complaint requests damages and an injunction. As of the date of this report, Sinemia has not yet responded to the complaint due to an extension granted by MoviePass.

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

15.	Transactions with Related Parties

Gadiyaram Consulting Agreement

On October 5, 2017, the Company entered into a consulting agreement (the “Consulting Agreement”) with Mr. Muralikrishna Gadiyaram (the “Consultant”), a director of the Company, for a period of two years from the agreement date (the “Consulting Term”). The Consulting Agreement formalized on a compensatory basis the arrangement that was in place for performance without compensation by the Consultant of consulting services since the acquisition of Zone in November of 2016. Mr. Gadiyaram will continue to provide guidance to the Company and Zone relating to the further development of their respective businesses and technologies. In addition to the aforementioned services, if requested by the Company, Mr. Gadiyaram will provide guidance with respect to the development of any businesses or technologies that the Company or Zone may acquire during the Consulting Term, including, but not limited to, MoviePass. Pursuant to the Consulting Agreement, the Consultant will receive fees in the amount of $18,750 per month in cash. Such fees have been accrued and paid by the Company since January 1, 2017. Following the execution of the Consulting Agreement, the Company paid the consultant the accrued consulting fees for the period January 1, 2017 through November 30, 2017. The amount payable to Mr. Gadiyaram as of March 31, 2018 was approximately $18,750.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

16.	Provision for Income Taxes

The Company had a tax provision for the three months ended March 31, 2018 and 2017 of $7,951 and $30,484, respectively. Tax for both the three months ended March 31, 2018 and 2017 was comprised of minimum state taxes and a provision for tax within respect to taxes incurred by the Company’s Indian subsidiary.

The Company’s provision for income taxes for the three months ended March 31, 2018 and 2017 is based on the estimated annual effective tax rate method prescribed by ASC 740-270, plus discrete items. The difference between the Company’s effective tax rates for the three months ended March 31, 2018 and 2017 and the US statutory tax rates of 21% and 35%, respectively, primarily relates to changes in the valuation allowances against deferred tax assets, non-deductible expenses, state income taxes (net of federal income tax benefit), the effect of taxes on foreign earnings, and changes to provisional amounts recorded for certain aspects of the Act.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that either some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, tax-planning strategies, and available carry-back capacity in making this assessment, therefore, the Company has recorded a valuation allowance on its net domestic deferred tax assets, excluding deferred tax liabilities that are not expected to serve as a source of income for the recognition of deferred tax assets due to their indefinite reversal period (tax amortization of goodwill).

As of March 31, 2018, the Company did not record any tax liabilities for uncertain income tax positions and concluded that all of its tax positions are either certain or are not material to the Company’s financial statements. The Company is currently not under audit in any jurisdiction in which it conducts business.

17.	Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision–making group is composed of the Chief Executive Officer and Chief Financial Officer. The Company operates in three segments, Consulting, Technology, and Subscription and Marketing and Promotional Services. During the three months ended March 31, 2018, the Company reported three segments.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

The Company evaluates performance of its operating segments based on revenue and operating loss. The following table summarizes the Company’s segment information for the following balance sheet dates presented, and for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
Consulting
Revenue	$839,503	$1,358,062
Cost of revenue	711,194	1,105,485
Gross profit	128,309	252,577
Total operating expenses	8,417,912	3,313,547
Loss from operations	(8,289,603)	(3,060,970)
Total other income/(expense)	81,710,691	(2,091,563)
Provision for income taxes	4,176	(30,484)
Total net income (loss)	$73,425,264	$(5,183,017)

Technology
Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-
Total operating expenses	1,133,448	1,297,550
Loss from operations	(1,133,448)	(1,297,550)
Total other expense	(16,972)	(16,988)
Provision for income taxes	-	-
Total net loss	$(1,150,420)	$(1,314,538)

Subscription and Marketing and Promotional Services
Revenue	$48,603,357	$-
Cost of revenue	135,257,782	-
Gross loss	(86,654,425)	-
Total operating expenses	11,654,517	-
Loss from operations	(98,308,942)	-
Total other income	-	-
Provision for income taxes	(12,127)	-
Total net loss	$(98,321,069)	$-

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

	As of	As of
	March 31, 2018	December 31, 2017
Consulting
Cash and cash equivalents	$34,089,256	$569,886
Accounts receivable	$280,988	$332,753
Prepaid expenses and other current assets	$2,566,708	$3,382,127
Property and equipment	$159,918	$96,464
Deposits and other assets	$128,994	$129,119
Accounts payable and accrued expenses	$2,977,315	$2,088,867
Liabilities to be settled in stock	$9,957,166	$20,875,045
Convertible notes payable	$641,206	$3,611,627
Warrant liability	$70,030,200	$67,288,800
Derivative liability	$699,900	$4,834,462

Technology
Cash and cash equivalents	$3,949,506	$21,933,765
Prepaid expenses and other current assets	$38,333	$21,666
Property and equipment	$91,512	$95,301
Intangible assets, net	$2,468,186	$2,829,295
Deposits and other assets	$10,052	$10,052
Accounts payable and accrued expenses	$396,035	$607,622
Liabilities to be settled in stock	$319,100	$445,660

Subscription and Marketing and Promotional Services
Cash and cash equivalents	$4,481,756	$2,445,742
Accounts receivable	$24,151,228	$27,137,466
Prepaid expenses and other current assets	$662,286	$154,018
Property and equipment	$59,297	$42,270
Intangible assets, net	$24,811,525	$25,707,487
Goodwill	$79,137,177	$79,137,177
Deposits and other assets	$8,000	$8,000
Accounts payable and accrued expenses	$9,954,740	$10,447,514
Deferred revenue	$84,887,136	$54,425,630

18.	Subsequent Events

Asset Purchase Agreement

On April 4, 2018, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Oath Inc. (formerly, AOL Inc.), a Delaware corporation and subsidiary of Verizon Communications (“Oath”), pursuant to which the Company completed the acquisition from Oath of certain products, rights, technology, contracts, equipment, data and other assets related to the “Moviefone” brand (the “Moviefone Assets”). The purchase price for the transaction consisted of the following: (a) $1.0 million in cash, (b) the issuance of 2,550,154 shares of common stock of the Company, and (c) the issuance of warrants to purchase 2,550,154 shares of common stock of the Company at an exercise price of $5.50 per share. In addition, pursuant to the Purchase Agreement, the Company assumed certain specified liabilities related to the Moviefone Assets for periods beginning on or after the acquisition date. The Purchase Agreement contains customary representations, warranties, covenants, and indemnification provisions. In connection with the Purchase Agreement, the Company and Oath also entered into a Lock-up Agreement, Registration Rights Agreement, Transition Services Agreement and Advertising Representative Agreement (the “Representative Agreement”).

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

Equity Distribution Agreement

On April 18, 2018, the Company entered into an Equity Distribution Agreement with Canaccord Genuity LLC under which the Company may offer and sell shares of common stock having an aggregate offering price of up to $150,000,000 from time to time through Canaccord Genuity LLC, acting as sales agent. The Company intends to use the net proceeds of the offering to increase the Company’s ownership stake in MoviePass, a majority owned subsidiary of the Company, to support the operations of MoviePass or MoviePass Ventures, or to satisfy a portion or all of any amounts payable in connection with the convertible notes issued on November 7, 2017 and January 23, 2018, to the extent that they remain outstanding; and for general corporate purposes and transaction expenses. The proceeds may also be used for acquisitions.

Underwriting Agreement

On April 19, 2018, the Company entered into an underwriting agreement with Canaccord Genuity LLC, on behalf of itself and as representative of the underwriters named therein, pursuant to which the Company agreed to issue and sell to the Underwriters in a best-efforts underwritten public offering (the “Offering”) of up to approximately $30.0 million in gross proceeds of securities of the Company including (A) 10,500,000 Series A-2 units (the “Series A-2 Units”), with each Series A-2 Unit consisting of (i) one share of the Company’s common stock and (ii) one Series A-2 warrant to purchase one share of common stock (the “Series A-2 Warrants”); and for those purchasers whose purchase of Series A-2 Units would result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 9.99% of the Company’s outstanding common stock following the consummation of the Offering, (B) 500,000 Series B-2 units (the “Series B-2 Units”, and together with the “Series A-2 Units”, the “Units”), consisting of (i) one pre-funded Series B-2 warrant to purchase one share of common stock (the “Series B-2 Warrants”, together with the Series A-2 Warrants, the “Warrants”) and (ii) one Series A-2 Warrant. The Units were sold at a price to the public equal to $2.75 per Unit.

The Company received approximately $27.5 million in net proceeds from the sale of the Units, after deducting underwriting discounts and commissions equal to $1,663,750 and estimated offering expenses of $1,050,000, assuming no exercise of the Warrants. Following the closing of the Offering, all Series B-2 Warrants were exercised for an aggregate amount of $500.

New Subscription Agreement with MoviePass

From February 27, 2018 through April 12, 2018, the Company advanced a total of $35,000,000 to MoviePass (the “Second Advance”). On April 16, 2018, the Company entered into an additional Subscription Agreement with MoviePass (the “April 2018 Agreement”), pursuant to which, in lieu of repayment of the Second Advance, MoviePass agreed to sell to the Company an amount of shares of common stock of MoviePass equal to 10.6% of the total then outstanding MoviePass Common Stock (excluding shares underlying MoviePass options and warrants) (the “April 2018 MoviePass Purchased Shares”), based on a pre-money valuation of MoviePass of $295,525,000 as of March 31, 2018. Pursuant to the April 2018 Agreement, MoviePass also agreed to issue to the Company, in addition to the April 2018 MoviePass Purchased Shares, without payment of additional consideration by the Company, for purposes of anti-dilution, an amount of shares of common stock of MoviePass that caused the Company’s total ownership of the outstanding shares of common stock of MoviePass (excluding shares underlying MoviePass options and warrants), together with the April 2018 MoviePass Purchased Shares, to equal 91.8% as of April 12, 2018.

MoviePass Ventures

MoviePass Ventures aims to collaborate with film distributors to share in film revenues while using the data analytics MoviePass offers for marketing and targeting services reaching MoviePass’ paying subscribers using the platform. In April 2018, MoviePass Ventures entered into an Acquisition Co-Financing and Distribution Agreement with Orchard Enterprises NY, Inc. for the purpose of co-funding the acquisition, advertising and promotion of MoviePass Ventures’ first film, titled “American Animals,” which premiered at the 2018 Sundance Film Festival. In April 2018, MoviePass Ventures also entered into a Finance and Marketing Agreement with Georgia Film Fund 46, LLC (“GFF”) and Emmett Furla Oasis Films, LLC, a First Amendment to Amended and Restated Production Financing Agreement with GFF and Ronin Private Investments, LLC, and a First Amendment to Term Sheet with GFF and River Bay Films, LLC, for the purpose of co-financing and co-marketing the film titled “Gotti,” directed by Kevin Connolly and starring John Travolta, which will premiere at the 2018 Cannes Film Festival on May 15, 2018.

Share Issuances Pursuant to Equity Distribution Agreement and November 2017 Investor Notes

Beginning May 10, 2018 and through May 14, 2018, the Company has issued shares of common stock pursuant to its Equity Distribution Agreement with Canaccord Genuity LLC, and its November 2017 convertible notes following receipt of prepayments under the corresponding November 2017 investor notes. Accordingly, during the period from May 10, 2018 through May 14, 2018, the Company has issued approximately 18 million shares of its common stock and received gross cash proceeds of approximately $15.4 million with respect to common stock issued pursuant to the Equity Distribution Agreement. In addition, during the same period the Company received gross proceeds of approximately $5.9 million with respect to funding of the November 2017 investor notes and issued approximately 8.0 million shares with respect to the conversion of such funded notes, including 2.4 million shares related to the make whole interest provisions of such notes

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 throughout and in particular in the discussion at Item 2 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These are statements regarding financial and operating performance results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks, including those discussed in the risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which have been incorporated into this report by reference, could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:

•	the Company’s ability to successfully develop the business model of MoviePass Inc. (“MoviePass”);

•	the Company’s ability to integrate the operations of MoviePass into its operation;

•	the Company’s capital requirements and whether or not the Company will be able to raise capital as needed;

•	changes in local, state or federal regulations that will adversely affect the Company’s business;

•	the Company’s ability to retain its existing clients and market and sell its services to new clients;

•	whether the Company will continue to receive the services of certain officers and directors;

•	the Company’s ability to protect its intellectual property and operate its business without infringing upon the intellectual property rights of others;

•	the Company’s ability to effectively react to other risks and uncertainties described from time to time in the Company’s filings with the SEC, such as fluctuation of quarterly financial results, reliance on third party consultants, litigation or other proceedings and stock price volatility; and

•	other uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control.

The Company does not intend to update forward-looking statements. You should refer to and carefully review the information in future documents that the Company files with the SEC.

The following discussion and analysis of significant factors affecting the Company’s operating results and liquidity and capital resources should be read in conjunction with the accompanying condensed consolidated financial statements and related Notes.

Unless expressly indicated or the context requires otherwise, the terms “Helios”, the “Company”, “we”, “us, and “our” refer to Helios and Matheson Analytics Inc.

Business Overview

We provide high quality information technology, or IT, services and solutions including a range of technology platforms focusing on big data, business intelligence, and consumer-centric technology.  More recently, to provide greater value to stockholders, the Company has sought to expand its business primarily through acquisitions that leverage its capabilities and expertise.

As of March 31, 2018, the Company owned 81.2%, and as of the date of this report the Company owns 91.8%, of the outstanding shares of MoviePass (excluding outstanding MoviePass options and warrants).  MoviePass is the premiere movie theater subscription service in the United States which provides our subscribers the ability to view up to one new movie title per day for one monthly subscription price.  Our more than 2 million subscribers have access to see films in over 91% of U.S movie theaters.

By the end of April 2018, we implemented certain measures to promote the fair use of our MoviePass subscription product, which we believe should improve our cash flow significantly.

These measures include a technological enhancement allowing subscribers to log in on only one mobile device, which prevents MoviePass subscribers from sharing their accounts with non-subscribers, in order to prevent unauthorized account access.  The Company has also instituted a policy allowing subscribers to see a movie title only once per subscriber using the MoviePass subscription which, coupled with its new ticket verification software, has reduced usage significantly by eliminating suspected fraud and reselling of tickets.

Where users decide to pay separately outside the MoviePass service to view a particular movie title again, they still received value from their MoviePass subscription and will have demonstrated their willingness to go outside of the subscription to spend further on box office for that title, in a manner that benefits multiple parties (the studio, exhibitor, consumer, and MoviePass).

Based on early results from these implementations, we believe these enhancements will help to reduce usage and our ticket costs.

In addition, by returning to our $9.95 per month unlimited MoviePass subscription, enabling subscribers to see up to one new movie title per day, we believe our subscriber acquisitions will continue to increase for the foreseeable future.

At the same time, our offering of a 4-movies-per-month capped plan as part of a special, limited time offer with one of our strategic partners; and our current offering alongside our unlimited offering of a 3-movies-per-month capped plan allows us to obtain statistically large sample sizes to create short- and long-term analyses about consumption and usage and ticket spend for each of the various cohorts, which enables the Company to continue to make data-driven decisions.

According to an independent online survey from March 14 to March 19, 2018 of over 1,500 moviegoers ages 18-74, including an oversample of 439 MoviePass subscribers, conducted by the National Research Group (NRG), 83% of MoviePass users are very satisfied with the service, which is above any other subscription services (Netflix: 80%, Spotify: 78%, Amazon Instant Video: 69%, Sling: 68%, and Hulu: 67%).

Also according to the NRG report, MoviePass subscribers are twice as likely to attend movies on opening weekend; MoviePass subscribers saw an average of 6 more movies in the past 6 months than non-subscribers; and MoviePass subscribers are 38% more likely to decide what to see after arriving at the theater, which we believe means that MoviePass continues to have the ability to drive its subscribers to particular movie titles over others, and is important to continuing to establish MoviePass as a marketing platform for independent distributors and studios.

Also according to the NRG report, MoviePass' subscriber base is an influential one – 49% use Instagram daily (compared to 33% of non-subscribers) and 25% use Twitter daily (compared to 15% of non-subscribers) – and the vast majority state that they would be willing to pay more for the service: only 8% state that they would cancel if the price were raised to $15 per month and the number only increases by 12% (to 20%) if the price were raised to $20 per month, suggesting a relatively inelastic demand curve for the product and value offering.

Brand recognition continues to surpass our expectations.  According to the NRG report, nearly half of all moviegoers are already aware of the service.  42% of non-subscribers don't subscribe because they don't know enough about MoviePass and 35% of non-subscribers don't subscribe because they are not sure how the service works.  34% of non-subscribers would be very likely to subscribe after learning more about MoviePass, which suggests a large market opportunity as MoviePass has begun to advertise using its strategic relationship with iHeartMedia – to reach non-subscribers in lower (movie ticket) cost markets to educate them about the product.

As we are aware of our subscribers' appetite for certain enhancements and upgrades in the platform (according to the NRG report, 72% of subscribers would pay to upgrade to see a movie in a premium format such as 3D), we plan to introduce new add-ons, including a variety of features/functionality and plans: namely, Bring-a-Friend, Upgrade to Premium Formats, and Family Plans.

With regards to Bring-a-Friend functionality, we plan to allow MoviePass to begin to monetize beyond our subscriber base and prove to studio and exhibition partners the impact of our so-called "halo effect," namely, that MoviePass subscribers are more social and tend to both influence their friends to go to the movies more (according to the NRG report, 47% are recommending more movies to friends) and according to our own self-reported exit surveys our subscribers tend to go to the movies with friends, many of whom are not MoviePass subscribers.  We believe this functionality will allow for us to quantify the lift on theatrical revenues to a greater degree than we have thus far been able.

We expect that the family plan will also provide greater convenience for families to sign up together, and lead to a greater rate of growth for subscriber acquisition, given one decision maker would be capable of paying for multiple users.

We have now established relationships with studios, exhibition, and media agencies – and have begun monetizing not just from within the industry (endemic: studios/exhibition), but also from outside the industry (non-endemic: brand partners from outside the theatrical entertainment industry) who are interested in connecting with the MoviePass subscriber base.

MoviePass has, to date, monetized marketing services with two large Hollywood studios, conducted sanctioned tests with multiple others, and has also monetized its marketing and data services with at least six other independent distributors.  For the quarter ended March 31, 2018, the Company recorded $1.4 million from these new revenue streams.  We believe our technology and subscriber base provides us with a unique ability to target moviegoers both geographically and based on their viewing tastes.

Lastly, MoviePass Ventures, the Company’s wholly-owned subsidiary, has consummated two strategic transactions in films: “American Animals” and “Gotti”.  Through these two transactions, MoviePass Ventures is entitled to participate in revenues from the theatrical window, rentals and other downstream and ancillary revenue streams: subscription-video-on-demand (SVOD), transactional-video-on-demand (TVOD), airline, and foreign sales.  The Company expects that these transactions will also result in paid marketing services arrangements for MoviePass.  MoviePass Ventures' investments in American Animals and Gotti have garnered international media attention and we believe, continue to bolster MoviePass' brand recognition.

Recent Developments

In January 2018, pursuant to a securities purchase agreement entered into by the Company and an institutional investor (the “Investor”), we sold and issued senior convertible notes in the aggregate principal amount of $60,000,000, consisting of (i) a Series A-1 Senior Bridge Subordinated Convertible Note in the aggregate principal amount of $25,000,000 and (ii) a Series B-1 Senior Secured Bridge Convertible Note in the aggregate principal amount of $35,000,000 for consideration consisting of (i) a cash payment in the aggregate amount of $25,000,000, and (ii) a secured promissory note payable by the Investor to the Company in the aggregate principal amount of $35,000,000.

In February 2018, we satisfied all of our obligations due under our Senior Secured Convertible Notes issued to the Investor on August 16, 2017 (the “August Notes”); therefore the August Notes have been extinguished.

As of March 31, 2018, the Company had no unrestricted principal outstanding under the Senior Convertible Notes issued to institutional investors on November 7, 2017 and January 23, 2018. As of March 31, 2018, there remained $114,350,000 in restricted principal for which a corresponding amount of principal under the investor notes remains to be paid to the Company by the holders of such convertible notes,

In March 2018, we announced that our Board of Directors approved a plan to spin-off our wholly-owned subsidiary, Zone Technologies, Inc. (“Zone”). Following the spin-off, Zone would become an independent publicly traded company that we would expect to also be listed on Nasdaq. The spin-off is subject to numerous conditions, including, the effectiveness of a Registration Statement on Form S-1 to be filed with the SEC and the approved listing of Zone’s common stock on Nasdaq.

Pursuant to the spin-off, we plan to distribute shares of Zone common stock as a dividend to persons who hold common stock of Helios and Matheson as of a record date to be determined. Helios and Matheson expects to set a record date to determine the stockholders entitled to receive shares of Zone in the spin-off for approximately 20 to 40 days before the effective date of the spin-off. Holders of any convertible notes and warrants of Helios and Matheson outstanding as of the applicable record date may be entitled to participate in the dividend of Zone shares in the spin-off in accordance with the terms of such notes and warrants. The strategic goal of the spin-off is to create two separate companies, each of which can focus on its own strengths and operational plans and be publicly traded. There is no assurance that we will be able to complete the spin-off, and the Company’s management may at any time decide not to proceed with the spin-off.

In April 2018, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Oath Inc. (formerly, AOL Inc.), a Delaware corporation and subsidiary of Verizon Communications (“Oath”), pursuant to which we completed the acquisition from Oath of certain products, rights, technology, contracts, equipment, data and other assets related to the “Moviefone” brand (the “Moviefone Assets”). The purchase price for the transaction consisted of: (a) $1.0 million in cash, (b) the issuance of 2,550,154 shares of our common stock, par value $0.01 per share (the “Common Stock”) and (c) the issuance of warrants (the “Oath Warrants”) to purchase 2,550,154 shares of Common Stock at an exercise price of $5.50 per share. In connection with the Purchase Agreement, the Company and Oath also entered into a Lock-up Agreement (the “Lock-Up Agreement”), pursuant to which Oath may not dispose of any of the securities purchased under the Purchase Agreement until April 4, 2019, subject to certain limited exceptions, and a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which we are required to cause the effectiveness of a registration statement covering the resale of the shares of common stock issuable upon exercise of the Oath Warrants by April 4, 2019.

The above discussion does not purport to be a complete description of the Purchase Agreement, Lock-Up Agreement or Registration Rights Agreement and is qualified in its entirety by reference to the full text of the Purchase Agreement, Lock-Up Agreement and Registration Agreement.

Results of Operations

The following table sets forth period over period change in the percentage of revenues of certain items included in the Company’s Statements of Operations:

	For the Three Months Ended March 31,		Change
	2018	2017	Dollars	% Change
Consulting	$839,503	$1,358,062	$(518,559)	(38)%
Subscription	47,162,447	-	47,162,447	100%
Marketing and promotional services	1,440,910	-	1,440,910	100%
Total revenues	49,442,860	1,358,062	48,084,798	3,541%
Cost of revenues	135,968,976	1,105,485	134,863,491	12,199%
Gross (loss) profit	(86,526,116)	252,577	(86,778,693)	(34,357)%
Operating expenses	21,205,877	4,611,097	16,594,780	360%
Loss from operations	(107,731,993)	(4,358,520)	(103,373,473)	2,372%
Other income (expense), net	81,693,719	(2,108,551)	83,802,270	(3,974)%
Income tax provision	7,951	30,484	(22,533)	(74)%
Net loss	$(26,046,225)	$(6,497,555)	$(19,548,670)	301%

Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

Revenues. Revenues for the three months ended March 31, 2018 were approximately $49.4 million as compared to revenues of approximately $1.4 million for the three months ended March 31, 2017. The increase was primarily due to the revenues of MoviePass which were offset by a decrease in consulting revenues in the three months ended March 31, 2018.

Gross (Loss) Profit. The resulting gross loss for the three months ended March 31, 2018 was approximately $86.5 million as compared to a gross profit of approximately $0.3 million for the three months ended March 31, 2017. The decrease is primarily due to operating expenses of MoviePass, resulting in a gross loss of $86.7 million for the three months ended March 31, 2018.

Operating Expenses. Non-research and development operating expenses for the three months ended March 31, 2018 were approximately $21.0 million as compared to approximately $4.6 million for the three months ended March 31, 2017. The increase was primarily due to $5.8 million of stock compensation expense and approximately $11.7 million of additional operating expenses (including $2.0 million of stock compensation expenses) incurred during the three months ended March 31, 2018 due to the acquisition of MoviePass. In addition, the Company incurred approximately $1.6 million of additional compensation costs related to staffing growth and bonus payments offset by net decreases of approximately $0.7 million relating to various operating costs.

Research and Development. Research and development expenses for the three months ended March 31, 2018 were approximately $0.2 million as compared to $0 for the three months ended March 31, 2017. Research and development expenses relate to the development of the RedZone Map app.

Taxes. The Company had income tax provision of $7,951 and $30,484 for the three months ended March 31, 2018 and 2017, respectively. Tax for the three months ended March 31, 2018 was comprised of minimum state taxes and a provision reconciliation of an over estimate of the tax accrual for the Company’s Indian subsidiary’s audit.

Other Income/(Expense). In order to both fund its operations, including the development of the RedZone Map app, and to obtain the funds necessary to purchase additional shares in MoviePass, the Company issued and sold to several investors Senior Secured Convertible Promissory Notes in September 2016, December 2016, February 2017, August 2017, November 2017, and January 2018, having a total principal amount of approximately $188.5 million. In addition, in December 2017 and February 2018 the Company sold units comprised of shares of common stock and warrants to purchase common stock aggregating $165.0 million. As a result of these securities offerings, during the three months ended March 31, 2018, the Company incurred (i) a gain of approximately $102.2 million resulting from the change in market value of derivative and warrant liabilities, (ii) interest expense of approximately $35.5 million, and (iii) a gain on the extinguishment of debt of approximately $15.0 million. For the three months ended March 31, 2017, other expense of $2.1 million consisted of, the change in market value of derivative and warrant liabilities represented by a gain of approximately $1.0 million and interest expense (net of interest income of $0.02 million) of approximately $3.1 million.

Net Income. The Company had a net income attributable to Helios and Matheson Analytics Inc. of approximately $5.2 million or $0.15 per basic share for the three months ended March 31, 2018 as compared to a net loss attributable to Helios and Matheson of approximately $6.5 million or $1.17 per basic and diluted share for the three months ended March 31, 2017. The increase in the Company’s net income is primarily due to the acquisition of MoviePass on December 11, 2017, including the associated financing costs incurred with the issuance of our senior convertible notes (primarily related to the MoviePass acquisition).

Liquidity and Capital Resources

Cash Flows for the Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

The following table presents a summary of the cash flow activity for the periods set forth below:

	Three Months Ended March 31,
	2018	2017

Net cash used in operating activities	$(68,409,239)	$(2,492,785)
Net cash used in investing activities	$(92,108)	$(19,855)
Net cash provided by financing activities	$86,079,622	$3,000,000
Net increase in cash and cash equivalents	$17,578,275	$487,360
Cash and cash equivalents, beginning of period	$24,949,393	$2,747,240
Cash and cash equivalents, end of period	$42,520,518	$3,235,423

Cash Flows Used in Operating Activities

Cash used in operating activities was $68.4 million in the three months ended March 31, 2018 compared to $2.5 million of cash used in operating activities in the three months ended March 31, 2017. Our consolidated net loss in March 31, 2018 of $26.0 million, included non-cash items of approximately $75.2 million. Non-cash items affecting our net loss included; change in the fair market value of warrant liabilities and derivative liabilities of $93.6 million and $8.6 million, respectively, gain on extinguishment of debt of $15.0 million, shares issued in exchange for services of $5.8 million, approximately $35.0 million related to accretion and interest expense incurred from derivative instruments, and depreciation and amortization of $1.3 million. The net change in working capital items affecting operating cash flow was $32.8 million, representing an increase in cash provided by operating activities. In the three months ended March 31, 2017 our net loss was $6.5 million and included net non-cash items of $4.4 million, consisting primarily of $3.1 million related to interest expense incurred from derivative instruments, change in fair market value of warrant liabilities and derivative liabilities of $0.1 million and $0.9 million, respectively, and depreciation and amortization of $0.4 million. In the three months ended March 31, 2017, net working capital changes affecting operating cash flow consisted of a $0.4 million decrease in cash provided by operating activities.

Cash Flows Used in Investing Activities

Cash used in investing activities of $0.1 million in the three months ended March 31, 2018 consisted primarily of cash used to purchase equipment.

Cash Flows Provided by Financing Activities

Cash provided by financing activities of $86.1 million consists of proceeds from public offerings in the amount of $96.9 million (net of costs of the sale), proceeds from notes payable of $25.0 million, payment for exchange warrants of $0.8 million, payment for make-whole interest of $5.0 million, payment of deferred financing fees of $2.2 million and repayment of notes of $27.9 million.

Future Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, proceeds from subscription revenues and proceeds from our equity offerings. As of March 31, 2018 we had cash on hand of $42.5 million and approximately $24.4 million in accounts receivable mostly related to subscription revenues. In addition, in the three months ended March 31, 2018 we issued common stock and warrant units and received proceeds of approximately $96.9 million, net of associated expenses. We filed with the SEC, and the SEC declared effective, a universal shelf registration statement of up to $400.0 million worth of registered equity securities, of which we utilized approximately $105.0 million and $30.3 million in offerings in February and April of 2018, respectively. Under this effective registration statement, we may issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price and terms to be determined at the time of issuance. In April 2018, we entered into an Equity Distribution Agreement (the “Sales Agreement”) with Canaccord Genuity LLC (“Canaccord”) pursuant to which we may issue and sell from time to time shares of Common Stock having aggregate sales proceeds of up to $150.0 million through an “at the market” equity offering program under which Canaccord acts as our sales agent.  We are required to pay Canaccord a commission of 5% of the gross proceeds from the sale of shares of Common Stock under the Sales Agreement.

As of March 31, 2018 the Company had approximately $84.9 million in deferred revenue related to subscriptions of its MoviePass service. Deferred revenue represents funds received for monthly, quarterly, semi- annual and annual subscriptions plus amounts associated with gift card purchases. MoviePass has experienced service costs over and above subscription revenue in the fulfillment of subscription services mainly for ticketing and related service fees. Included in the deferred revenue balance is approximately $11.2 million of funds allocated to service future ticket fulfillment associated with deferred revenue on the acquisition date.

The Company maintains relationships with several payment processing vendors. Our primary merchant processor maintains a reserve fund of a portion of the payments received for annual and other extended term subscription plans. As of March 31, 2018 the amount on deposit with our merchant processor was approximately $18.0 million. This amount is classified as accounts receivable on our balance sheet and is expected to be disbursed to the Company during the course of 2018. The Company intends to use these funds for ticket fulfillment and other general operating costs.

During the three months ended March 31, 2018 and 2017, the Company has received $25.0 million and $3.0 million, respectively, from complex convertible notes containing derivative features associated with conversion rights and stock purchase warrants. In addition, the convertible notes provided for interest to be paid on borrowed and or committed funds as the case may be, generally for minimum periods even when such funds are not outstanding. During the three months ended March 31, 2018 the Company has recognized derivative gain of $8.6 million associated with these securities which in many cases are valued based on the underlying equity securities required to satisfy such derivative features upon exercise or conversion. During the three months ended March 31, 2017, the Company recognized derivative gain of $0.9 million associated with derivative securities. Additionally, during the three months ended March 31, 2018 and March 31, 2017, the Company has recognized non-cash interest expense of $35.0 million and $3.1 million, respectively, associated with these convertible notes and committed funds which have predominantly been settled through the issuance of shares of the Company’s stock. In addition, the Company incurred approximately $7.7 million, in cash paid for interest associated with outstanding notes and committed funds during the three months ended March 31, 2018.

At March 31, 2018 the Company had outstanding approximately $0.7 million face value of convertible notes payable and derivative liability balances of approximately $0.7 million associated with the conversion features of convertible notes.

The Company has experienced net losses and significant cash outflows from cash used in operating activities over periods presented in this report. As of and for the three months ended March 31, 2018, the Company had an accumulated deficit of $184.3 million, a loss from operations of $107.7 million, and net cash used in operating activities of $68.4 million. As of and for the three months ended March 31, 2017, the Company had an accumulated deficit of $49.8 million, a loss from operations of $4.4 million, and net cash used in operating activities of $2.5 million.

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

Off Balance Sheet Arrangements

As of March 31, 2018, the Company does not have any off-balance sheet arrangements.

Contractual Cash Commitments

For a discussion of our “Contractual Cash Commitments”, refer to Note 14 of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Related Party Transactions

For a discussion of “Related Party Transactions”, refer to Note 15 of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

For a discussion of our “Critical Accounting Policies and Estimates”, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to our critical accounting policies and estimates since December 31, 2017.

We adopted the new revenue standard using the modified retrospective method by recognizing the cumulative effect of initially applying the new revenue standard to all non-completed contracts as of January 1, 2018 as an adjustment to opening Accumulated deficit in the period of adoption. For more information regarding the adoption of the new revenue standard, refer to Note 3 in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

Item 4. Controls and Procedures

As of March 31, 2018, the Company carried out an evaluation, under the supervision of and with the participation of our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective due to the existence of the material weakness identified by management at year end December 31, 2017, and as disclosed in our Form 10-K, that we are still in the process of remediating.

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

During the quarter covered by this report, there were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

On February 23, 2018, MoviePass filed a patent infringement complaint against Sinemia, Inc.in United States District Court, Central District of California. MoviePass’s complaint asserts infringement of two U.S. patents, U.S. Patent Nos. 8,484,133 (“Secure targeted personal buying/selling method and system”) and 8,612,325 (“Automatic authentication and funding method”) by Sinemia’s movie-ticket subscription service. MoviePass’s complaint requests damages and an injunction. As of the date of this report, Sinemia has not yet responded to the complaint due to an extension granted by MoviePass.

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

Item 1A. Risk Factors

We incorporate herein by reference the risk factors included under Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 that was filed with the SEC on April 17, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Quarterly Report, all unregistered sales of our securities were previously disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description
3.1.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 31, 2010).
3.1.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 13, 2011).
3.1.3	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 15, 2011).
3.1.4	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2018).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 31, 2010).
4.1	Series A-1 Senior Bridge Subordinated Convertible Note in the aggregate principal amount of $25,000,000 issued by the Company to Hudson Bay Master Fund Ltd on January 23, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2018).
4.2	Series B-1 Senior Secured Bridge Convertible Note in the aggregate principal amount of $35,000,000 issued by the Company to Hudson Bay Master Fund Ltd on January 23, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2018).
4.3	Secured Promissory Note in the principal amount of $35,000,000 issued by Hudson Bay Master Fund Ltd to the Company on January 23, 2018 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2018).
4.4	Common Stock Purchase Warrant issued by the Company to Palladium Capital Advisors, LLC on January 23, 2018 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2017).
10.1	Securities Purchase Agreement, dated as of January 11, 2018, by and between the Company and Hudson Bay Master Fund Ltd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2018).
10.2	Amendment No. 1 to Voting Agreement, dated as of January 16, 2018, by and between the Company and MoviePass Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2018).
10.3	Employment Agreement, dated as of January 18, 2018, by and between the Company and Stuart Benson (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2018).†
10.4	Note Purchase Agreement, dated as of January 23, 2018, by and between the Company and Hudson Bay Master Fund Ltd (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2018).
10.5	Master Netting Agreement, dated as of January 23, 2018, by and between the Company and Hudson Bay Master Fund Ltd (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2018).
10.6	Guaranty, dated as of January 23, 2018, by MoviePass, Inc. in favor of Hudson Bay Master Fund Ltd (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2018).
10.7	Voting and Lockup Agreement, dated as of January 23, 2018, by and between the Company and Theodore Farnsworth (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2018).
10.8	Voting and Lockup Agreement, dated as of January 23, 2018, by and between the Company and Helios & Matheson Information Technology, Ltd (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2018).
10.9	Subscription Agreement, dated as of March 8, 2018, by and between the Company and MoviePass Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2018).
10.10	Lock-Up Agreement, dated March 14, 2018, by and between the Company and Theodore Farnsworth (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2018).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss; (iii) Condensed Consolidated Statement of Change in Stockholders’ Deficit; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

†	Management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIOS AND MATHESON ANALYTICS INC.

Date: May 15, 2018	By:	/s/ Theodore Farnsworth
Theodore Farnsworth
Chief Executive Officer (Principal Executive Officer)

HELIOS AND MATHESON ANALYTICS INC.

Date: May 15, 2018	By:	/s/ Stuart Benson
Stuart Benson
Chief Financial Officer (Principal Financial Officer)