Form 10-Q
period 2018-06-30
Helios & Matheson Analytics Inc.
filed 2018-08-14
CIK 1040792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2018

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

As of August 14, 2018, there were 636,867,521 shares of common stock, with $.01 par value per share, outstanding.

HELIOS AND MATHESON ANALYTICS INC.

i

Part I. Financial Information

Item I. Financial Statements

HELIOS AND MATHESON ANALYTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$15,512,810	$24,949,393
Accounts receivable - less allowance for doubtful accounts of $58,615 and $72,335 at June 30, 2018 and December 31, 2017, respectively	28,651,739	27,470,219
Prepaid expenses and other current assets	9,362,755	3,557,811
Total current assets	53,527,304	55,977,423
Property and equipment, net of accumulated depreciation of $310,190 and $274,587 at June 30, 2018 and December 31, 2017, respectively	369,530	234,035
Intangible assets, net	31,462,246	28,536,782
Goodwill	87,672,135	79,137,177
Investment in films, net	2,052,882	-
Deposits and other assets	209,492	147,171
Total assets	$175,293,589	$164,032,588

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$21,262,591	$13,144,003
Deferred revenue	65,371,837	54,425,630
Liabilities to be settled in stock	5,988,363	21,320,705
Convertible notes payable, net of debt discount of $0 and $2,444,368, respectively	-	2,061,072
Warrant liability	4,266,100	67,288,800
Derivative liability	41,537,054	4,834,462
Total current liabilities	138,425,945	163,074,672
Convertible notes payable, net of current portion and debt discount of $25,515,482 and $1,392,514, respectively	311,705	1,550,555
Total liabilities	138,737,650	164,625,227

Commitments and contingencies

Stockholders’ equity/(deficit):
Preferred stock, $0.01 par value; 2,000,000 shares authorized; 20,500 and 0 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	205	-
Common stock, $0.01 par value; 500,000,000 shares authorized; 999,482 issued and outstanding as of June 30, 2018; 100,000,000 shares authorized; 95,925 issued and outstanding as of December 31, 2017	9,994	959
Paid-in capital	302,190,038	150,595,611
Accumulated other comprehensive loss - foreign currency translation	(132,700)	(103,980)
Accumulated deficit	(247,654,083)	(189,495,185)
Total Helios and Matheson Analytics Inc. stockholders’ equity/(deficit)	54,413,454	(39,002,595)
Noncontrolling interest	(17,857,515)	38,409,956
Total stockholders’ equity/(deficit)	36,555,939	(592,639)
Total liabilities and stockholders’ equity/(deficit)	$175,293,589	$164,032,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HELIOS AND MATHESON ANALYTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Consulting	$829,606	$1,140,951	$1,669,109	$2,499,013
Subscription	72,403,640	-	119,566,087	-
Marketing and promotional services	935,488	-	2,376,398	-
Total revenues	74,168,734	1,140,951	123,611,594	2,499,013
Cost of revenue	178,766,719	917,564	314,735,695	2,023,049
Gross (loss)/profit	(104,597,985)	223,387	(191,124,101)	475,964
Operating expenses:
Selling, general & administrative	20,508,528	1,635,710	40,218,359	5,780,446
Research and development	154,693	897,905	379,464	933,341
Depreciation & amortization	1,377,653	433,671	2,648,928	864,596
Total operating expenses	22,040,874	2,967,286	43,246,751	7,578,383

Loss from operations	(126,638,859)	(2,743,899)	(234,370,852)	(7,102,419)

Other income/(expense):
Change in fair market value - derivative liabilities	4,647,666	(301,479)	13,245,044	680,852
Change in fair market value – warrant liabilities	96,231,888	-	189,840,088	-
Gain on the extinguishment of debt	-	-	15,007,699
Gain on exchange of warrants	301,487	-	301,487
Interest expense	(58,195,051)	(2,184,374)	(93,729,950)	(5,293,206)
Interest income	6,286	19,309	21,627	37,259
Total other income/(expense)	42,992,276	(2,466,544)	124,685,995	(4,575,095)
Loss before income taxes	(83,646,583)	(5,210,443)	(109,684,857)	(11,677,514)
Provision for income taxes	28,719	11,373	36,670	41,857
Net loss	(83,675,302)	(5,221,816)	(109,721,527)	(11,719,371)
Net loss attributable to the noncontrolling interest	20,340,529	-	51,562,629	-
Net loss attributable to Helios and Matheson Analytics Inc.	(63,334,773)	(5,221,816)	(58,158,898)	(11,719,371)

Other comprehensive (loss)/income – foreign currency adjustment	(21,570)	466	(28,720)	1,289
Comprehensive loss	$(63,356,343)	$(5,221,350)	$(58,187,618)	$(11,718,082)

Basic and diluted loss per share:
Net loss per share attributable to common stockholders – basic and diluted	$(132.47)	$(198.68)	$(189.33)	$(491.80)

Weighted average shares – basic and diluted	478,105	26,283	307,178	23,830

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HELIOS AND MATHESON ANALYTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated other comprehensive	Accumulated	Noncontrolling	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interest	(Deficit)
Balance at December 31, 2017	-	$-	95,925	$959	$150,595,611	$(103,980)	$(189,495,185)	$38,409,956	$(592,639)
Settlement of warrant liability for March warrant exchange	-	-	18,186	182	12,893,983	-	-	-	12,894,165
Settlement of warrant liability for June warrant exchange	-	-	90,472	905	5,201,195	-	-	-	5,202,100
Warrant liability which ceases to exist	-	-	-	-	53,998,650	-	-	-	53,998,650
Conversion of convertible notes and interest to shares of common stock	-	-	251,547	2,515	34,570,806	-	-	-	34,573,321
Shares issued for settlement of liabilities	-	-	4,909	49	15,670,637	-	-	-	15,670,686
MoviePass shares issued in exchange for services	-	-	-	-	324,369	-	-	-	324,369
Share-based compensation	-	-	4,527	45	6,009,116	-	-	-	6,009,161
Derivative liability which ceases to exist	-	-	-	-	24,313,054	-	-	-	24,313,054
Equity raise, net of transaction fees	-	-	403,315	4,033	51,866,786	-	-	-	51,870,819
Shares issued for February public offering	-	-	76,400	764	96,911,617	-	-	-	96,912,381
Reclassification of February public offering to warrant liability	-	-	-	-	(158,944,798)	-	-	-	(158,944,798)
Shares issued for April public offering	-	-	44,000	440	27,699,373	-	-	-	27,699,813
Reclassification of April public offering to warrant liability	-	-	-	-	(33,997,600)	-	-	-	(33,997,600)
Preferred shares issued in conjunction with June notes	20,500	205	-	-	2,773,041	-	-	-	2,773,246
Shares issued in connection with Moviefone acquisition	-	-	10,201	102	7,599,356	-	-	-	7,599,458
Adjustment of noncontrolling interest in connection with the MoviePass acquisition	-	-	-	-	4,704,842	-	-	(4,704,842)	-
Net loss	-	-	-	-	-	-	(58,158,898)	(51,562,629)	(109,721,527)
Foreign exchange translation	-	-	-	-	-	(28,720)	-	-	(28,720)
Balance at June 30, 2018	20,500	$205	999,482	$9,994	$302,190,038	$(132,700)	$(247,654,083)	$(17,857,515)	$36,555,939

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HELIOS AND MATHESON ANALYTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

June 30, 2018

	For the Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(109,721,527)	$(11,719,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,648,928	864,596

Gain on exchange of warrants	(301,487)	-
Change in fair market value - derivative liabilities	(13,245,044)	(599,941)
Change in fair market value - warrant liabilities	(189,840,088)	(80,911)
Gain on extinguishment of debt	(15,007,699)	-
Provision for doubtful accounts	(13,721)	2,005
Non-cash interest expense	83,358,460	4,553,566
Share based compensation in exchange for services	8,768,450	1,896,400
Amortization of film costs	2,158,118	-
Amortization of deferred revenue	(9,127,782)	-
Shares issued in advance of services	324,369	-
Change in operating assets and liabilities:
Accounts receivable	(1,167,799)	50,476
Unbilled receivables	-	-
Prepaid expenses and other current assets	(8,550,256)	(106,445)
Investment in films	(4,211,000)	-
Accounts payable and accrued expenses	14,707,327	271,124
Deferred revenue	20,073,989	-
Deposits and other assets	(62,321)	(70,541)
Net cash used in operating activities	(219,209,083)	(4,939,042)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of property and equipment	-	958
Purchases of equipment	(171,098)	(101,322)
Trendit Ltd patent acquisition	-	(195,143)
Payment for acquisition of business	(1,000,000)	-
Net cash used in investing activities	(1,171,098)	(295,507)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	50,077,889	4,000,000
Proceeds from February public offering, net of transaction fees	96,931,481	-
Note repayment	(27,894,062)	(80,000)
Payment of deferred financing fees	(2,170,328)	-
Payment of Make-Whole Interest	(5,000,000)	-
Proceeds from April public offering, net of transaction fees	27,699,813	-
Proceeds from equity raises, net of transaction fees	51,870,819	-
Proceeds from issuance of June notes and preferred shares, net of transaction fees	20,235,925	-
Settlement of warrant liability	(779,219)	-
Net cash provided by financing activities	210,972,318	3,920,000
Net change in cash	(9,407,863)	(1,314,549)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(28,720)	1,289
Cash, beginning of period	24,949,393	2,747,240
Cash, end of period	$15,512,810	$1,433,980
Supplemental disclosure of cash and non-cash transactions:
Cash paid during the period for interest	$10,371,490	$253,407
Cash paid for income taxes	$-	$5,975
Non-cash investing and financing activities
Conversion of convertible notes and interest to shares of common stock	$34,573,321	$(6,699,402)
Settlement of warrants	$18,096,265	$-
Warrant liability which ceases to exist	$53,998,650	$-
Debt discount for derivative and warrant liability	$65,341,847	$-
Derivative ceases to exist - reclassified to paid in capital	$23,313,054	$(1,868,628)
Increase in debt for new original issue discount	$24,600,000	$1,640,659
Reclassification of warrant from public offering to derivative liability	$(192,942,398)	$-
Non-cash fees relating to public offering	$(19,100)	$-
Non-cash consideration for Moviefone acquisition	$(13,074,958)	$-
Original issue discount and preferred stock for debt discount	$7,137,321	$-
Interest capitalized as debt	$2,162,515	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

1.	General

The accompanying unaudited condensed interim consolidated financial statements (“interim statements”) of Helios and Matheson Analytics Inc. (“Helios and Matheson”, “HMNY” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. The consolidated balance sheet as of December 31, 2017 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2017. These interim statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2017.

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

On November 9, 2016, the Company acquired Zone Technologies, Inc., a Nevada corporation (“Zone”), a state-of-the-art mapping and spatial analysis company. On December 11, 2017, the Company acquired a majority interest in MoviePass Inc., a Delaware corporation (“MoviePass”), whose primary product offering is MoviePass™, the nation’s premier movie theater subscription service. MoviePass provides subscribers with access to movie titles in theaters, subject to the MoviePass terms of use, at a fixed monthly, quarterly, semi-annual or annual fee.

In January 2018, the Company formed the Company’s wholly-owned subsidiary, MoviePass Ventures LLC, a Delaware limited liability company (“MoviePass Ventures”), which aims to collaborate with film distributors to share in film revenues while using the data analytics that MoviePass offers for marketing and targeting services reaching MoviePass’ paying subscribers using the platform.

In April 2018, the Company acquired the Moviefone brand and related assets (“Moviefone”). Moviefone is an entertainment information and marketing service which provides its users with access to the entire entertainment ecosystem. Moviefone delivers movie show times and tickets, trailers, TV schedules, streaming information, cast and crew interviews, photo galleries and more. Moviefone’s editorial coverage includes up-to-date entertainment news, trailers and clips, red-carpet coverage and celebrity features.

On May 15, 2018 the Company formed MoviePass Films LLC, a Delaware limited liability company (“MoviePass Films”) to focus on studio-driven content and new film production for theatrical release and other distribution channels. On May 23, 2018, the Company executed a binding letter of intent (the “LOI”) with Emmett Furla Oasis Films LLC (“EFO”) pursuant to which EFO acquired a 49% membership interest in MoviePass Films.

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The condensed consolidated financial statements include all accounts of the Company and its wholly owned and majority owned subsidiaries. The Company consolidates entities in which it owns more than 50% of the voting equity interests and controls operations. All intercompany transactions and balances among consolidated subsidiaries have been eliminated. The Company consolidated the operations of MoviePass as of December 11, 2017, Moviefone as of April 4, 2018, MoviePass Ventures as of January 2018 and MoviePass Films as of May 15, 2018.

Reverse Stock-Split

On July 24, 2018, the Company effected a reverse stock-split of its issued and outstanding common stock at a ratio of one-for-250 (“Reverse Stock Split”). The Company filed a  Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware effecting the Reverse Stock Split. The Reverse Stock Split did not affect the number of authorized shares of common stock, which, following the increase in authorized shares effected on July 23, 2018 discussed in Note 11, remains at 5,000,000,000 shares. A proportionate adjustment was made to (i) the per share exercise price and the number of shares issuable upon the exercise or conversion of the Company’s outstanding equity awards, options and warrants to purchase shares of common stock and outstanding convertible notes and (ii) the number of shares reserved for issuance pursuant to the Company’s 2014 Equity Incentive Plan. The accompanying condensed consolidated financial statements and notes give retroactive effect to the Reverse Stock Split for all periods presented.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to, allowance for doubtful accounts, purchase accounting allocations, recoverability and useful lives of property, plant and equipment, identifiable intangibles and goodwill, warrant liabilities, derivative liabilities, the valuation allowance of deferred taxes, contingencies and equity compensation. Actual results could differ from those estimates.

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

3.	Summary of Significant Accounting Policies

Revenue Recognition

ASC 606 Revenue from Contracts with Customers (“ASC 606”)

The Company adopted the new revenue standard, ASC 606, using the modified retrospective method with respect to all non-completed contracts as of January 1, 2018. This method required retrospective application of the new accounting standard to all unfulfilled contracts that were outstanding as of January 1, 2018. Revenues and contract assets and liabilities for contracts completed prior to January 1, 2018 are presented in accordance with ASC 605.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

The Company has determined that there were no adjustments required with respect to the adoption of ASC 606 with respect to any prior periods.

Disaggregation of Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Consulting	$829,606	$1,140,951	$1,669,109	$2,499,013
Subscription	72,403,640	-	119,566,087	-
Marketing and promotional services	935,488	-	2,376,398	-
Total revenues	$74,168,734	$1,140,951	$123,611,594	$2,499,013

The following is a description of the principal activities from which the Company generates revenue, including from consulting customers and subscribers.

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

Subscription Revenue

Subscription revenue consists primarily of subscription fees for monthly, quarterly, semi-annual or annual subscriptions. Revenue from subscriptions is recognized on a straight-line basis when the performance obligations to provide each service for the period are satisfied, which is over time as subscription services can be used by subscribers at any time. Consumers purchasing subscriptions generally pay on an annual or monthly basis, and any prepaid amounts for subscription services are recorded as deferred revenue and amortized to revenue evenly over the service period which begins once a subscriber has activated his or her subscription.

Marketing and Promotional Services

The Company also generates revenue from marketing services primarily related to major motion picture releases. Marketing revenue is generated through e-mail and digital advertising to the Company’s subscriber base and pursuant to a contract for such services with the movie distributor. Such agreements are short-term and are generally represented by a fully executed customer agreement. Revenue is recognized as performance obligations are satisfied which generally occurs within a month of the date the contract begins. Payment terms on marketing agreements vary and payment is generally due once the performance obligations have been satisfied. Revenue from our participation in the theatrical release of feature films is recognized as earned based on our share of the ultimate expected revenue.

Deferred Revenue

Subscription fees are generally paid in advance by credit card through merchant processors. Subscription fees received in advance of completion of the performance obligations are recorded as deferred revenue until such time the services are provided to the customer.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

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

The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments by management. These judgments include the consideration of the general economic outlook, industry and market considerations, cost factors, overall financial performance, events which are specific to the Company, and trends in the market price of the Company’s common stock. Each factor is assessed to determine whether it impacts the impairment test as well as the magnitude of any such impact. For the three and six months ended June 30, 2018 and 2017, the Company did not record an impairment on goodwill.

Intangible Assets, net

Intangible assets consist of customer relationships, technology, trademarks, broker relationships and patents. Applicable long-lived assets are amortized or depreciated on the straight-line method over their useful lives ranging from three to twelve years.

The Company recorded amortization expense of $1,357,467 and $426,651 for the three months ended June 30, 2018 and 2017, respectively, and $2,613,326 and $853,302 for the six months ended June 30, 2018 and 2017, respectively.

The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether certain triggering events have occurred. These events include current period losses or a projection of continuing losses or a significant decrease in the market value of an asset. When a triggering event occurs, an impairment calculation is performed, comparing projected undiscounted future cash flows, utilizing current cash flow information and expected growth rates, to the respective carrying value. If the Company identifies impairment for long-lived assets to be held and used because the carrying value is greater than the projected undiscounted cash flows, the Company compares the assets’ current carrying value to the assets’ fair value. Fair value is based on current market values or discounted future cash flows. The Company records impairment when the carrying value exceeds the assets’ fair value. With respect to owned property and equipment held for disposal, the value of the property and equipment is adjusted to reflect recoverable values based on previous efforts to dispose of similar assets and current economic conditions. Impairment is recognized for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal.

The Company did not record impairment charges in regard to definite-lived intangible assets for the three and six months ended June 30, 2018 and 2017.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses.

Stock Based Compensation

The Company follows the fair value recognition provisions in ASC Topic 718, Stock Compensation (“ASC 718”) and the provisions of ASC Topic 505, Equity (“ASC 505”) for stock-based transactions with non-employees. Stock based compensation expense for employees is recognized over the requisite service period based on the estimated grant-date fair value of the awards. The Company accounts for forfeitures as they occur. The grant date is the date at which an employer and employee reach a mutual understanding of the key terms and conditions of a share-based payment award. Stock-based compensation for non-employee stock options is recorded over the vesting period and remeasured at fair value until they vest.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

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

Level 3: Unobservable inputs that are supported by little or no market activity; therefore, the inputs are developed by the Company using estimates and assumptions that the Company expects a market participant would use, including pricing models, discounted cash flow methodologies, or similar techniques.

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value because of the short-term maturity of these financial instruments.

The liabilities in connection with the conversion and make-whole features included within certain of the Company’s convertible notes payable and warrants are each classified as a level 3 liability.

Derivative Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates its convertible notes and warrants to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Paragraph 815-10-05-4 of the FASB ASC and Paragraph 815-40-25 of the Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

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

The Company marks to market the fair value of the embedded derivatives at each balance sheet date and records the change in the fair value of the embedded derivatives as other income or expense in the statements of operations.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

The Company utilizes a Monte Carlo Method that values the liability of the debt conversion feature derivative financial instruments and derivative warrants based on a probability of a down round event. The reason the Company selected the lattice binomial model is that in many cases there may be multiple embedded features or the features of the bifurcated derivatives may be so complex that a Black-Scholes valuation does not consider all of the terms of the instrument. Therefore, the fair value may not be appropriately captured by simple models.

Warrant Liability

The Company evaluates its warrants to determine if those contracts qualify as liabilities in accordance with ASC 480-10 and ASC 815-40. The result of this accounting treatment is that the fair value of the warrant liability is marked-to-market each balance sheet date and recorded as a liability, with the change in fair value recorded in the statements of operations as other income or expense. Upon conversion or exercise of a warrant liability, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

Accounting for Film Costs

We capitalize costs of acquiring participation rights to films. The costs for an individual film are amortized to direct operating expenses in the proportion that current year’s revenues bear to management’s estimates of the ultimate revenue at the beginning of the current year expected to be recognized from the distribution, exhibition or sale of such film. Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release of the motion picture. For participation rights previously released films acquired as part of a library, ultimate revenue includes estimates over a period not to exceed twenty years from the date of acquisition.

Due to the inherent uncertainties involved in making such estimates of ultimate revenues and expenses, these estimates may differ from actual results and are likely to differ to some extent in the future from actual results. In addition, in the normal course of our business, some films and titles are more successful or less successful than anticipated. Management regularly reviews and revises when necessary its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and/or write-down of all or a portion of the unamortized costs of the film to its estimated fair value. Management estimates the ultimate revenue based on experience with similar titles or title genre, the general public appeal of the cast, actual performance (when available) at the box office or in markets currently being exploited, and other factors such as the quality and acceptance of motion pictures or programs that our competitors release into the marketplace at or near the same time, critical reviews, general economic conditions and other tangible and intangible factors, many of which we do not control and which may change.

An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, less film amortization expense, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher film amortization expense, and could also periodically result in an impairment requiring a write-down of the film cost to the title’s fair value. These write-downs are included in amortization expense within cost of revenues in our consolidated statements of operations.

Investment in films is stated at the lower of amortized cost or estimated fair value. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films may be required as a consequence of changes in our future revenue estimates.

Recent Accounting Pronouncements

The following accounting standards updates were recently issued and have not yet been adopted. These standards are currently under review to determine their impact on the consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases, (“ASU 2016-02”), which supersedes FASB ASC 840, Leases and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), and ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provide (i) narrow amendments to clarify how to apply certain aspects of the new lease standard, (ii) entities with an additional transition method to adopt the new standard, and (ii) lessors with a practical expedient for separating components of a contract. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the method of adoption and the impact of adopting ASU 2016-02 on its results of operations, cash flows and financial position.

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

In July 2017, the FASB issued ASU 2017-11 (“ASU 2017-11”), Earnings Per Share (“ASC 260”), Distinguishing Liabilities from Equity (“ASC 480”), and Derivatives and Hedging (“ASC 815”). ASU 2017-11 is intended to simplify the accounting for financial instruments with characteristics of liabilities and equity. Among the issues addressed are: (i) determining whether an instrument (or embedded feature) is indexed to an entity’s own stock; (ii) distinguishing liabilities from equity for mandatorily redeemable financial instruments of certain nonpublic entities; and (iii) identifying mandatorily redeemable non-controlling interests. ASU 2017-11 is effective for the Company on January 1, 2019. The Company is currently evaluating the potential impact of ASU 2017-11 on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The amendments in ASU 2018-07 expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2018-07 on the Company’s consolidated financial statements.

4.	Going Concern Analysis

In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the Company’s interim financial statements were issued (August 14, 2018). Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due before August 14, 2019.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years. As of June 30, 2018, the Company had an accumulated deficit of $247,654,083, a loss from operations for the three and six months ended June 30, 2018 of $126,638,859 and $234,370,852, respectively, and net cash used in operating activities for the six months ended June 30, 2018 of $219,209,083.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

The Company expects to continue to incur net losses and have significant cash outflows for at least the next twelve months. As of June 30, 2018, the Company had cash and a working capital deficit of $15,512,810 and $84,898,641, respectively, compared to $24,949,393 and $107,097,249 as of December 31, 2017. Of the working capital deficit at June 30, 2018, $45,803,154 pertained to warrant and derivative liabilities classified on the balance sheet within current liabilities. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the condensed consolidated financial statements were issued. While management will look to continue funding operations by raising additional capital from sources such as sales of the Company’s debt or equity securities or loans in order to meet operating cash requirements, there is no assurance that management’s plans will be successful.

The Company obtained convertible debt financing for up to $60,000,000 in gross proceeds on January 11, 2018, of which the Company had received $25,000,000 in gross proceeds as of June 30, 2018, which the Company used (i) to increase the Company’s ownership interests or other rights and interests in MoviePass; (ii) to satisfy certain indebtedness; and (iii) for general corporate purposes and transaction expenses. The Company may also use the proceeds to make other acquisitions. Additionally, during May and June of 2018, the Company received $25,077,889 in gross proceeds related to the convertible debt financing obtained on November 7, 2017.

On June 26, 2018, the Company obtained preferred stock and convertible debt financing for up to $139,400,000 in gross proceeds, of which the Company had received $20,500,000 in gross proceeds as of June 30, 2018, which the Company used for general corporate purposes and transaction expenses. The Company may also use the proceeds to make other acquisitions.

As of June 30, 2018 the Company had $0 and $352,188 of make-whole principal balance outstanding under the Senior Convertible Notes issued to institutional investors on November 7, 2017 and January 23, 2018, respectively, and there remained $228,672,111 in restricted principal for which a corresponding amount of principal under the investor notes remains to be paid to the Company by the holders of those convertible notes.

In order to facilitate the Company’s further access to capital, in January 2018 the Company filed a shelf registration statement on form S-3 that was declared effective by the SEC on February 9, 2018, which allows the Company to offer and sell up to $400,000,000 of its equity or equity-linked securities. Using the shelf registration statement, the Company completed an underwritten public offering of common stock and warrants for gross proceeds of approximately $105.0 million on February 13, 2018. The total net proceeds to the Company from the February 2018 public offering were $96.9 million. The Company also completed an underwritten public offering of common stock and warrants for gross proceeds of approximately $30.3 million on April 23, 2018. The total net proceeds to the Company from the April 2018 public offering were approximately $27.5 million.

On April 18, 2018, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with Canaccord Genuity LLC (“Canaccord”) under which the Company may offer and sell under the shelf registration statement up to $150 million of its common stock at prevailing market prices in a continuous at-the market offering (the “ATM Offering”) through its sales agent Canaccord. The Company may use the net proceeds from the ATM Offering to increase the Company’s ownership stake in MoviePass and to support the operations of MoviePass and MoviePass Ventures, to satisfy a portion or all of any amounts due and payable in connection with the convertible notes issued on November 7, 2017, January 23, 2018 and June 26, 2018, and for general corporate purposes and transaction expenses. The proceeds may also be used for acquisitions. As of June 30, 2018, the Company has sold 0.4 million shares (100.8 million pre-split), and received net proceeds of $52.7 million, pursuant to the ATM Offering.

Without raising additional capital, there is substantial doubt about the Company’s ability to continue as a going concern through August 14, 2019. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company’s cost structure.

Notice of Potential Delisting from NASDAQ

On June 21, 2018, the Company received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the prior 30 consecutive business days, the closing bid price for the Company’s common stock has closed below a minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). The Nasdaq deficiency letter has no immediate effect on the listing of the Company’s common stock, and its common stock will continue to trade on the Nasdaq under the symbol “HMNY” at this time.

In accordance with Nasdaq Listing Rule 5810(b), the Company has been given 180 calendar days, or until December 18, 2018 to regain compliance with Rule 5550(a)(2). The Company intends to monitor the closing bid price of its common stock and consider its available options to resolve its noncompliance with Rule 5550(a)(2).

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

5.	Acquisitions of MoviePass and Moviefone and the Formation of MoviePass Films

Acquisition of Controlling Interest in MoviePass Inc.

On December 11, 2017, the Company completed its acquisition of a 62.41% majority interest in MoviePass (such acquisition, the “MoviePass Transaction”), for the following consideration: (1) a subordinated convertible promissory note in the principal amount of $12,000,000 (the “Helios Convertible Note”), which is convertible into shares of HMNY’s common stock, as further described below; (2) a $5,000,000 promissory note issued to MoviePass (the “Helios Note”); (3) the exchange of a convertible promissory note issued by MoviePass to HMNY in an aggregate principal amount of $11,500,000 (plus accrued interest thereon); (4) $1,000,000 in cash to purchase outstanding convertible notes of MoviePass, which were converted into shares of MoviePass’ common stock amounting to an additional 2% of the outstanding shares of MoviePass common stock; and (5) $20,000,000 in cash pursuant to the Investment Option Agreement, dated October 11, 2017, between the Company and MoviePass.

The Helios Convertible Note will convert into 16,000 (4,000,000 pre-split) unregistered shares of the Company’s common stock (the “Conversion Shares”) automatically upon the Company’s receipt of approval of its stockholders relating to the issuance of the Conversion Shares as required by and in accordance with Nasdaq Listing Rule 5635. Of that amount, 2,667 (666,667 pre-split) of the Conversion Shares are subject to forfeiture by MoviePass, in the Company’s sole discretion, as MoviePass failed to list its common stock on the Nasdaq Stock Market by March 31, 2018 (as required by the securities purchase agreement between the Company and MoviePass). As of the date of this report, the Company has not made a decision with respect to the disposition of those shares that are subject to forfeiture.

The Company has valued the Helios Convertible Note as of the acquisition date, including the valuation of the shares subject to forfeiture as noted above, at the fair value on the acquisition date based on a Monte Carlo simulation. The shares subject to forfeiture are contingent consideration and have been valued as a separate component of the Helios Convertible Note. As of the acquisition date the Helios Convertible Note was valued at $29,000,000 and the portion of the Conversion Shares subject to forfeiture was valued at $5,152,446. All of the purchase consideration, with the exception of the $1,000,000 paid for the MoviePass convertible notes which were converted into MoviePass common stock, was retained by MoviePass. Accordingly, the value of the Helios Convertible Note, the Helios Note and the value associated with the Conversion Shares subject to forfeiture are eliminated in consolidation for financial reporting purposes.

Goodwill recognized as part of the MoviePass Transaction is not expected to be tax deductible.

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

The Company has not completed the valuation studies necessary to finalize the acquisition fair values of the assets acquired and liabilities assumed and related allocation of the purchase price for the MoviePass Transaction. Accordingly, the type and value of the intangible assets and deferred revenue amounts set forth above are preliminary. Once the valuation process is finalized for the MoviePass Transaction, there could be changes to the reported values of the assets acquired and liabilities assumed, including goodwill, intangible assets and deferred revenue and those changes could differ materially from what is presented above.

The Company determined the provisional fair value of the acquired intangible assets through a combination of the market approach and the income approach. The significant assumptions used in certain valuations associated with the MoviePass Transaction include discount rates ranging from 10.0% to 51.0%. In determining the value of tradenames and trademarks the Company observed royalty rates ranging from 0.0% to 100.0%, and utilized a 1.0% rate for MoviePass’s aggregated tradenames and trademarks. Additionally, the Company observed royalty rates related to MoviePass’s technology assets acquired ranging from 0.0% to 50.0%, and used a 1.0% royalty rate in determining the fair value of the acquired technology. In accordance with Emerging Issues Task Force (“EITF”) guidance, the fair value of an acquired liability related to deferred revenue would include the direct and incremental cost of fulfilling the obligation plus a normal profit margin. The Company utilized historical operating results in estimating the direct and incremental costs of fulfilling the acquired deferred revenue obligations. The non-controlling interest in MoviePass was determined based on the fair value of MoviePass less the amounts paid by the Company for its 62.41% controlling interest.

The estimated useful lives of acquired intangible assets are 7 years for customer relationships, 3 years for technology, and 7 years for tradenames and trademarks. Acquired deferred revenue is estimated to be realized based on the length of the subscription, over 12 months from the acquisition date.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

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

In addition, from April 16, 2018 through June 30, 2018 the Company has advanced MoviePass, $112,731,000 for operational funding. Such amount remains payable to the Company by MoviePass and has been eliminated in consolidation for financial reporting purposes.

The Company has accounted for the March 2018 MoviePass Purchased Shares and the April 2018 MoviePass Purchased Shares as an acquisition of a portion of the non-controlling interest in MoviePass. Accordingly, the non-controlling interest at March 8, 2018 and April 12, 2018 was reduced respectively, based on the percentage acquired, and the balance invested in excess of the value of the non-controlling interest acquired was recorded as additional invested capital.

Acquisition of Moviefone Brand

On April 4, 2018, the Company entered into an Asset Purchase Agreement (the “Moviefone Purchase Agreement”) with Oath Inc. (formerly, AOL Inc.), a Delaware corporation and subsidiary of Verizon Communications and certain of its subsidiaries (“Oath”), pursuant to which the Company completed the acquisition from Oath of certain products, rights, technology, contracts, data and other assets related to the Moviefone brand (the “Moviefone Assets”). The acquisition of Moviefone has been accounted for as the acquisition of a business. The historical operational results of Moviefone were not significant for purposes of providing pro forma financial information. The purchase price for the Moviefone Assets consisted of the following: (i) $1.0 million in cash, (ii) the issuance of 10,201 (2,550,154 pre-split) shares of common stock of the Company with a market value of $7.6 million as of the closing date, and (iii) the issuance of warrants to purchase 10,201 (2,550,154 pre-split) shares of common stock of the Company at an exercise price of $1,375 ($5.50 pre-split) per share. In addition, and pursuant to the Moviefone Purchase Agreement, the Company assumed certain specified liabilities incurred after the acquisition date and retained certain employees of Moviefone.

The Company determined the provisional fair value of the acquired intangible assets through a combination of the market approach, cost and the income approach. The significant assumptions used in certain valuations associated with the Moviefone transaction include discount rates ranging from 9.0% to 22.1%. In determining the value of tradenames and trademarks the Company observed royalty rates ranging from 0.0% to 100.0% and utilized a 10.0% rate for Moviefone’s aggregated tradenames and trademarks. Additionally, the Company utilized a cost approach for Moviefone’s technology assets acquired based on man hours to construct in determining the fair value of the acquired technology.  The non-compete agreements were analyzed and found to have a de minimis value.

The estimated useful lives of acquired intangible assets are 20 years for tradenames and trademarks, 7 years for customer relationships and 3 years for technology.

The following table summarizes the consideration paid for Moviefone by the Company, and the amounts of assets acquired, and liabilities assumed and recognized at the acquisition date:

Purchase consideration:	Moviefone
Cash	$1,000,000
Common shares issued	7,599,458
Warrants for common shares issued	5,475,500
Fair value of consideration transferred	$14,074,958

Trade names and trademarks	$4,640,000
Technology	340,000
Customer relationships	560,000
Goodwill	8,534,958
Total purchase price allocation	$14,074,958

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

MoviePass Films

On May 23, 2018 the Company entered into the LOI with EFO, pursuant to which EFO acquired a 49% membership interest in MoviePass Films. Pursuant to the LOI, the Company capitalized MoviePass Films with an initial capital contribution of $2,000,000 in cash and retained a 51% interest in MoviePass Films. EFO has assigned its rights in a film output agreement of EFO to MoviePass Films. MoviePass Films has begun operations, and the Company and EFO are finalizing the long form agreements that will further define the relative rights and duties of the Company and EFO with respect to MoviePass Films. In accordance with the LOI as of June 30, 2018, the Company is committed to contribute to MoviePass Films an additional $3,000,000 in cash and 16,000 (4,000,000 pre-split) shares for the acquisition of ownership and economic interests in films.

The Company has not performed the valuation studies required to value film output agreement assigned to MoviePass Films by EFO.

The Company has a 51% membership interest in MoviePass Films and the right to designate three out of five of the members of its board of managers and accordingly has consolidated the results of MoviePass Films with those of the Company.

6.	Net Income/(Loss) Per Share Attributable to Common Stockholders

Earnings per share (“EPS”) is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to Section 260-10-45 of the FASB ASC. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16, basic EPS is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangements, stock options or warrants.

The following table shows the outstanding dilutive common shares excluded from the diluted net loss per share attributable to common stockholder’s calculation as they were anti-dilutive:

	June 30,	December 31,
	2018	2017
Warrants	66,821	38,526
Conversion features on convertible notes	336,425	5,482
Total potentially dilutive shares	403,246	44,008

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

7.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Vendor deposits	$8,083,907	$147,533
Tax	-	108,433
Deposits	-	230,711
Insurance	78,719	86,181
Professional fees and services	93,571	33,333
Deferred stock compensation	464,335	2,885,278
Rent	-	52,650
Other	642,223	13,692
Total prepaid expenses and other current assets	$9,362,755	$3,557,811

8.	Intangible Assets, net and Goodwill

The following table sets forth the major categories of the Company’s intangible assets and the estimated useful lives as of June 30, 2018 and December 31, 2017 for those assets that are not already fully amortized:

			June 30, 2018
	Useful Life (Years)	Gross Carrying Amount	Acquisitions	Accumulated Amortization	Impairments	Net Book Value
Customer relationships	7	$2,560,000	$560,000	$(222,613)	$-	$2,897,387
Technology	3	8,070,000	340,000	(3,071,620)	-	5,338,380
Tradenames and trademarks	10-20	19,873,224	4,640,000	(1,466,836)	-	23,046,388
Broker relationships	5	-	-	-	-	-
Patents	12	196,353	-	(16,262)	-	180,091
		$30,699,577	$5,540,000	$(4,777,331)	$-	$31,462,246

			December 31, 2017
	Estimated Useful Life (Years)	Gross Carrying Amount	Acquisitions	Accumulated Amortization	Impairments	Net Book Value
Customer relationships	7	$-	$2,560,000	$(20,645)	$-	$2,539,355
Technology	3	4,270,000	3,800,000	(1,700,431)	-	6,369,569
Tradenames and trademarks	10	1,977,000	19,550,000	(433,588)	(1,653,776)	19,439,636
Broker relationships	5	4,200	-	(962)	(3,238)	-
Patents	12	196,353	-	(8,131)	-	188,222
		$6,447,553	$25,910,000	$(2,163,757)	$(1,657,014)	$28,536,782

The Company recorded amortization expense of $1,357,467 and $426,651 for the three months ended June 30, 2018 and 2017, respectively, and $2,613,574 and $853,302 for the six months ended June 30, 2018 and 2017, respectively.

The following table outlines estimated future annual amortization expense for the next five years and thereafter:

June 30,
Remaining 2018	$2,726,155
2019	5,246,717
2020	3,957,471
2021	2,678,569
2022	2,648,976
Thereafter	14,204,358
$31,462,246

Goodwill represents the difference between purchase cost and the fair value of net assets acquired in business acquisitions. Goodwill and indefinite lived intangible assets are tested for impairment annually as of December 31st and more often if a triggering event occurs, by comparing the fair value of each reporting unit to its carrying value.

Balance as of December 31, 2017	$79,137,177
Acquisitions	8,534,958
Impairments	-
Balance as of June 30, 2018	$87,672,135
17

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

9.	Accounts Payable and Accrued Expenses

As of June 30, 2018 and December 31, 2017, accounts payable and accrued expenses consisted of the following:

	June 30, 2018	December 31, 2017
Accounts payable	$5,619,294	$5,087,060
Accrued ticket expense	7,177,764	4,743,582
Accrued professional fees	1,084,624	597,187
Accrued credit card fees	-	782,670
Accrued payroll expense	1,341,900	312,149
Accrued other expense	4,773,922	852,840
Accrued interest	1,265,087	768,515
Total	$21,262,591	$13,144,003

10.	Senior Secured Convertible Notes and Warrants and Unit Offerings

February 2017 Notes

On February 8, 2017, the Company issued two Senior Secured Convertible Notes (the “February 2017 Notes”) to an institutional investor (the “Investor”) in the aggregate principal amount of $5,681,818 for consideration consisting of a secured promissory note payable by the Investor to the Company in the principal amount of $5,000,000 (the “February 2017 Investor Note”) which offsets the February 2017 notes of the same amount. Upon issuance, the initial principal balance of $681,818 of the February 2017 Notes was accounted for as an original issuance discount and accreted into interest expense over the life of the February 2017 Notes. As cash is received from the February 2017 Investor Note, and the related principal amount of the February 2017 Notes increases accordingly, a derivative liability related to the conversion feature embedded within the February 2017 Notes is recorded as a debt discount, and accreted into interest expense over the life of the February 2017 Notes using the effective interest method, and any excess value over the amount of cash received is expensed immediately to interest expense. In addition, February Placement Agent Warrants were also issued (See The Placement Agent  Notes and Warrants below), recognized as liabilities pursuant to their terms and recorded as a debt discount, and accreted into interest expense over the life of the February 2017 Notes using the effective interest method, and any excess value over the amount of cash received is expensed immediately to interest expense. The February 2017 Notes had a maturity date of October 8, 2017.

As of December 31, 2017, the Investor had fully funded the February 2017 Investor Note and had subsequently converted the aggregate principal amount due under the February 2017 Notes and approximately $49,000 of interest into 7,411 (1,852,886 pre-split) shares of the Company’s common stock in full payment of the February 2017 Notes. On any principal balance owed by the Company to the Investor, a 6% interest obligation was due quarterly and calculated on a 360-day basis. For the three and six months ended June 30, 2017, the Company had interest expense of $81,023 and $131,213, respectively. In a letter agreement executed on August 27, 2017, in consideration for the prepayment in the amount of $2,500,000, on the February 2017 Investor Note, which the Investor subsequently made on August 28, 2017, the Investor and the Company agreed that the Investor would have the right, but not the obligation, until December 31, 2017, to effect an exchange (the “Share Exchange”) of 3,365 (841,250 pre-split) shares of the Company’s common stock (the “Exchange Shares”) for one or more senior secured convertible promissory notes in the form of the February Additional Note (the “New Note”), with the right to substitute the alternate conversion price of the New Note with the alternate conversion price of the Company’s Series B Senior Secured Convertible Note (the “Series B Note”) that was issued on August 16, 2017. Any New Note issued was in a principal amount equal to the product of the prepayment amount ($2,500,000) multiplied by a fraction, the numerator of which was the number of the aggregate shares being tendered to the Company in the Share Exchange and the denominator of which was 3,365 (841,250 pre-spilt). The maturity date of any New Note was 45 days following the issuance of the New Note, and the conversion price of the New Notes was $1,125 ($4.50 pre-split), or, at the election of the Investor, the Investor could convert at the Alternate Conversion Price. The Alternate Conversion Price was defined as either (A) the lower of (i) $1,125 ($4.50 pre-split) and (ii) the greater of (I) $1,000 ($4.00 pre-split) and (II) 85% of the quotient of (x) the sum of the volume weighted average price of the common stock for each of the 5 consecutive trading days ending on the trading day immediately preceding the delivery of the Conversion Notice, divided by (y) 5 or (B) that price which shall be the lowest of (i) $750 ($3.00 pre-split) and (ii) the greater of (I) the Floor Price then in effect and (II) 85% of the quotient of (x) the sum of the volume weighted average price of the Company’s common stock for each of the 5 consecutive trading days ending and including the date of the alternate conversion, divided by (y) 5. The Floor Price was defined as $750 ($3.00 pre-split) through October 4, 2017 and $125 ($0.50 pre-split) following October 4, 2017. On October 23, 2017, the Company and the Investor entered into a Third Amendment and Exchange Agreement (the “Third Exchange Agreement”) for the purpose of exchanging the New Note for 3,789 (947,218 pre-split) shares of common stock (the “New Exchange Shares”) and rights (the “Rights”) to receive 2,211 (552,782 pre-split) additional shares of common stock. As partial consideration for the New Exchange Shares and the Rights, the Investor agreed, among other things, to terminate the Investor’s right to exchange the remaining Exchange Shares for New Notes. The termination of these rights is accounted for as financing fees associated with the February 2017 Notes, valued at $19,950,000 based on the trading price of the Company’s stock on the date of the Third Exchange Agreement and recorded as interest expense.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

August 2017 Notes

On August 16, 2017, the Company issued to the Investor three Senior Secured Convertible Notes (the “August 2017 Notes”) in the aggregate principal amount of $10,300,000 and a 5-year warrant for the purchase of 7,572 (1,892,972 pre-split) shares of the Company’s common stock at an exercise price of $812.50 ($3.25 pre-split) per share (the “Investor Warrant”) for consideration consisting of a secured promissory note payable by the Investor to the Company (the “August 2017 Investor Note”) in the principal amount of $8,800,000 and $220,000 which offsets the August 2017 Notes of the same amount. The August 2017 Notes had a maturity date of April 16, 2018 and the Investor Warrant had an expiration date of April 16, 2022. The $220,000 secured promissory note payable by the Investor was issued in exchange for a $250,000 Senior Secured Convertible Note; therefore, a discount of $30,000 was recognized upon issuance and accreted into interest expense over the life of the note using the effective interest method. Upon issuance, the Investor Warrant, which was determined to be a liability, was recorded at fair value and accounted for as an original issuance discount to the August 2017 Notes. The excess in value of the Investor Warrant over the August 2017 Notes upon issuance was recorded as interest expense, while the initial principal balance was recorded as a debt discount and accreted into interest expense over the life of the August 2017 Notes.

At December 31, 2017, the contracted conversion prices for the August 2017 Notes, which included an Initial Series A Note, an Additional Series A Note and the Series B Note, were $1,000 ($4.00 pre-split) for the Initial Series A Note and the Additional Series A Note and $750 ($3.00 pre-split) for the Series B Note. As of December 31, 2017, the Investor had fully prepaid the August 2017 Investor Note and converted $5,794,560 in principal amount, plus accrued interest, of the August 2017 Notes into 5,931 (1,482,639 pre-split) shares of the Company’s common stock. On any principal balance owed by the Company to the Investor, a 6% interest obligation was due quarterly and calculated on a 360-day basis. For the three and six months ended June 30, 2018, the Company had $37,126 of interest expense pertaining to the unpaid principal amount of the August 2017 Notes. The full outstanding principal balance of $4,677,899 and accrued interest of $37,126 were converted to 4,678 (1,169,475 pre-split) shares of the Company’s common stock on February 20, 2018. As of June 30, 2018, the unpaid principal amount of the August 2017 Notes owed to the Investor was $0.

The Investor Warrant included anti-dilution provisions. The anti-dilution provisions were triggered when the Company issued a new senior convertible note to the Investor in the aggregate principal amount of $697,000 (the “Exchange Note”) in September 2017. Because the Exchange Note had a conversion price of $750 ($3.00 pre-split) per share, which was lower than the Investor Warrant per share exercise price of $812.50 ($3.25 pre-split), the number of shares of the Company’s common stock issuable to the Investor pursuant to the Investor Warrant was increased from 7,572 (1,892,972 pre-split) to 8,203 (2,050,720 pre-split) and the per share exercise price of the Investor Warrant was decreased from $812.50 ($3.25 pre-split) to $750 ($3.00 pre-split). As of December 31, 2017, the Investor had elected, in a cashless transaction, to exercise the Investor Warrant to purchase 6,860 (1,715,006 pre-split) shares of common stock and also paid the Company the sum of $977,142 to exercise the Investor Warrant for an additional 1,303 (325,714 pre-split) shares of common stock. On November 21, 2017 in conjunction with the Fourth Amendment and Exchange Agreement entered into between the Investor and the Company, the remaining 40 (10,000 pre-split) shares of common stock subject to the Investor Warrant were exchanged for a new warrant (the “Exchange Warrant”). The Exchange Warrant, which was determined to be a liability and was recorded at fair value, was in substantially the form of the Investor Warrant, except that:

●	The Exchange Warrant had an exercise price of $3,578 ($14.31 pre-split).

●	The expiration date of the Exchange Warrant was November 21, 2022.

●	The Exchange Warrant could not be exercised for the purchase of shares of common stock unless the stockholders of the Company approve the issuance in compliance with the rules and regulations of the Nasdaq Capital Market, which stockholder approval was obtained at a special meeting of the Company’s stockholders in October 2017.

●	The Exchange Warrant was subject to redemption, refund or alternate cashless exercise after the August Note was no longer outstanding (or on or after February 16, 2018 if the Company failed to remain current in its filings or an event of default under the August 2017 Notes occurred).

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

In March 2018, the Investor exercised the Exchange Warrant by means of a cashless exercise into 17,414 (4,353,581 pre-split) shares of common stock and a cash payment from the Company of $779,219, resulting in a reduction of the warrant liability and corresponding adjustment to Additional Paid in Capital.

With the issuance of the Exchange Warrant, the resulting cash flows of the remaining Investor Warrant were considered to be significantly modified within the context of ASC 470. Accordingly, the incremental change in fair value between the Investor Warrant and the Exchange Warrant was calculated as $12,878,864 and recorded as interest expense.

November 2017 Notes

On November 7, 2017, the Company issued two Senior Secured Convertible Notes in the aggregate principal amount of $100,000,000 (collectively, the “November 2017 Notes”) to institutional investors. The November 2017 Notes consist of a Senior Secured Convertible Note in the amount of $5,000,000 (the “November Initial Note”) and a Senior Secured Convertible Note in the amount of $95,000,000 (the “November Additional Note”) in exchange for an upfront cash payment of $5,000,000 and a senior secured promissory note of $95,000,000 (the “November 2017 Investor Note”). As of December 31, 2017, purchasers of the November 2017 Notes prepaid $15,650,000 of the November 2017 Investor Note with the remaining principal being subject to master netting agreements between the Company and such holders. In conjunction with the prepayment, the Company was also obligated to pay the holders interest which would have accrued with respect to the outstanding balance for the period from the redemption date through the maturity date (the “Make-Whole Interest”). As cash is received from the November 2017 Investor Note, and the related principal amount of the November 2017 Notes increases accordingly, a derivative liability related to the conversion feature and Make-Whole Interest feature embedded within the November 2017 Notes is recorded as a debt discount, and accreted into interest expense over the life of the November 2017 Notes using the effective interest method, and any excess value over the amount of cash received is expensed immediately to interest expense. In addition, November Placement Agent Warrants are also issued (See The Placement Agent Notes Warrants below), recognized as liabilities pursuant to their terms and recorded as a debt discount, and accreted into interest expense over the life of the November 2017 Notes using the effective interest method, and any excess value over the amount of cash received is expensed immediately to interest expense.

The Company elected to defer payment of the Make-Whole Interest by capitalizing the full balance under the same terms as the original November 2017 Notes. On January 2, 2018, an additional $646,263 of interest was capitalized and added to the principal balance of the November 2017 Notes and on January 26, 2018, investors redeemed principal of $2,894,062 in exchange for cash. On April 2, 2018, an additional $1,028,730 of interest was capitalized and added to the principal balance of the note. As of June 30, 2018, the entire capitalized balance was converted to shares of the Company’s common stock and the outstanding balance owed on the capitalized Make-Whole Interest was $0.

The November 2017 Notes have a maturity date of November 7, 2019. On any unfunded principal balance of the November 2017 Investor Notes the Company owed to the investors a 5.25% interest obligation which is due quarterly and calculated on a 360-day basis. For the funded portion of the November 2017 Notes the Company has a 10% interest obligation. The initial conversion price for the November 2017 Notes, which includes both the November Initial Note and November Additional Note, was $3,015 ($12.06 pre-split). However, the conversion price may be adjusted upon obtaining stockholder approval in accordance with Nasdaq Listing Rule 5635(d) of the issuance of our common stock at any conversion price below $3,015, which may result from full ratchet conversion price adjustments required by the November 2017 Notes in the event of certain issuances below the initial conversion price. As a result, during the second quarter of 2018, in conjunction with the April 2018 Offering and the sale of shares in the ATM Offering at prices lower than the initial conversion price, the conversion price for the November 2017 Notes has been reduced, and as of June 30, 2018 and August 13, 2018, the conversion price was $0.345 and $0.05, respectively.

During the second quarter of 2018, the Company received cash payments on the November 2017 Notes of $25,077,889, of which $24,202,889 of principal and $3,704,867 of accrued interest, were converted into 235,622 (58,905,544 pre-split) shares of the Company’s common stock during the six months ended June 30, 2018. As of June 30, 2018, the outstanding principal amount of the November 2017 Notes was $875,000. For the three and six months ended June 30, 2018, the Company recognized $4,677,484 and $5,733,114 of interest expense pertaining to the November 2017 Notes and had $698,662 of accrued interest as of June 30, 2018.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

On June 1, 2018, the Company entered into an amendment to the securities purchase agreement between the Company and the institutional investors holding the November 2017 Notes to reduce the number of shares of common stock required to be reserved for issuance under the November 2017 Notes from 200% to 110% of the maximum number of shares of common stock issuable upon conversion of the November 2017 Notes until the earlier of the  January 2018 Notes Stockholder Approval Date (as defined below) and August 1, 2018. After such date, the required reserve amount will be increased back to 200%.

January 2018 Notes

On January 23, 2018, pursuant to a securities purchase agreement (the “January Securities Purchase Agreement”) entered into by the Company and an institutional investor the Company sold and issued senior convertible notes in the aggregate principal amount of $60,000,000 (collectively, the “January 2018 Notes”), consisting of (i) a Series A-1 Senior Bridge Subordinated Convertible Note in the aggregate principal amount of $25,000,000 (the “Series A-1 Note”) and (ii) a Series B-1 Senior Secured Bridge Convertible Note in the aggregate principal amount of $35,000,000 (the “Series B-1 Note”) for consideration consisting of (i) a cash payment in the aggregate amount of $25,000,000, and (ii) a secured promissory note payable by the buyer to the Company (the “January 2018 Investor Note”) in the aggregate principal amount of $35,000,000 which is subject to a master netting agreement between the Company and the buyer (collectively, the “January 2018 Financing”). In conjunction with the prepayment, of the January 2018 Investor Note the Company was also obligated to pay the buyer interest which would have accrued with respect to the outstanding balance for the period from the redemption date through the maturity date (the “January Make-Whole Interest”). As cash is received from the January 2018 Investor Note, and the related principal amount of the January 2018 Notes increases accordingly, a derivative liability related to the conversion feature and the January Make-Whole Interest feature embedded within the January 2018 Notes is recorded as a debt discount and any excess value over the amount of cash received is expensed immediately to interest expense. In addition, January Placement Agent Warrants were also issued (See The Placement Agent Notes and Warrants below), recognized as liabilities pursuant to their terms and recorded as a debt discount, and accreted into interest expense over the life of the January 2018 Notes using the effective interest method, and any excess value over the amount of cash received was expensed immediately to interest expense.

The Company elected to defer payment of the January Make-Whole Interest by capitalizing the full balance under the same terms as the original January 2018 Notes. On April 2, 2018, $352,187 of interest was capitalized and added to the principal balance of the note. As of June 30, 2018, the entire capitalized balance of $352,187 remained outstanding.

Unless earlier converted or redeemed, the January 2018 Notes have a maturity date of January 23, 2020. The Series A-1 Note bears interest at a rate of 10% per annum. Upon issuance, the Series B-1 Note initially consisted entirely of “Restricted Principal” which is defined as that portion of the principal amount of a Series B-1 Note that equals the outstanding principal amount of the corresponding January 2018 Investor Note. The principal amount of the January 2018 Investor Note is subject to reduction through prepayments by the buyer of the January 2018 Investor Note given by the buyer to the Company or, upon maturity or redemption of the Series B-1 Note, by netting the amount owed by the buyer under the January 2018 Investor Note against a corresponding amount of principal to be canceled under the buyer’s Series B-1 Note. Each prepayment under the January 2018 Investor Note will convert a corresponding amount of Restricted Principal under the Series B-1 Note into “Unrestricted Principal” that may be converted into common stock.

The January 2018 Notes have an initial conversion price of $2,860 ($11.44 pre-split) per share. However, pursuant to the January Securities Purchase Agreement, the Company was required to seek stockholder approval in accordance with Nasdaq Listing Rule 5635(d) of the issuance of our common stock at a conversion price per share as low as $1.83 following the occurrence of an event of default or otherwise at any conversion price below $2,860 which may result from full ratchet conversion price adjustments required by the January 2018 Notes in the event of certain issuances below the initial conversion price. Such stockholder approval was obtained on July 23, 2018. As a result, in conjunction with the April 2018 Offering and the sale of shares in the ATM Offering at prices lower than the initial conversion price, the conversion price for the January 2018 Notes has been reduced, and as of August 13, 2018, the conversion price was $0.05.

The Company is required to redeem the January 2018 Notes (i) at the option of the buyer from and after June 7, 2018; (ii) at the option of the buyer if the Company completes a subsequent public or private offering of debt or equity securities, including equity-linked securities (subject to certain excluded issuances); (iii) upon the occurrence of an Event of Default, including a Bankruptcy Event of Default (each, as defined in the January 2018 Notes); or (iv) in the event of a Change of Control (as defined in the January 2018 Notes). With the exception of a redemption required by an Event of Default (as defined in the January 2018 Notes), which may be paid with cash or shares of the Company’s common stock at the election of the buyer, the Company will be required to redeem the January 2018 Notes with cash. All amounts outstanding under the January 2018 Notes will be secured by the January 2018 Investor Note and all proceeds therefrom. The January 2018 Notes are not be secured by, and the buyer does not have a lien on, any assets of the Company other than the January 2018 Investor Note.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

MoviePass has guaranteed the obligations arising under the January 2018 Notes.

In accordance with the terms of the January Securities Purchase Agreement, as amended, the Company was obligated to convene a special meeting of its stockholders on or prior to July 23, 2018, for the purpose of approving the issuance of all securities that may be issued in connection with the January 2018 Financing, which stockholder approval was obtained on July 23, 2018.

Provided there has been no Equity Conditions Failure (as defined in the January 2018 Notes) and, as to the Series A-1 Note, no August 2017 Notes or November 2017 Notes remain outstanding, and as to the Series B-1 Note, no August 2017 Notes, November 2017 Notes, Series A-1 Note or Series B-1 Note with any Unrestricted Principal remain outstanding, the Company will have the right to redeem all, but not less than all, of the Outstanding Amount (as defined in the January 2018 Notes) remaining unpaid under the January 2018 Notes. The portion of the January 2018 Notes subject to redemption can be redeemed by the Company in cash at a price equal to 115% of the amount being redeemed. Under the Series B-1 Note, the Company may reduce, on a dollar for dollar basis, the Restricted Principal by the surrender for cancellation of such portion of the corresponding January 2018 Investor Note equal to the amount of Restricted Principal included in the redemption.

During the second quarter of 2018, the Company did not receive any cash payments on the January 2018 Notes, therefore, the outstanding principal balance as of June 30, 2018 is $0. For the three and six months ended June 30, 2018, the Company recognized $457,775 and $809,963 of interest expense pertaining to the January 2018 Notes and had $457,775 of accrued interest as of June 30, 2018.

On June 1, 2018, the Company and the buyer entered into an amendment to the January Securities Purchase Agreement and the January 2018 Notes to reduce the number of shares of common stock required to be reserved for issuance under the January 2018 Notes from 200% to 100% of the maximum number of shares of common stock issuable upon conversion of the January 2018 Notes until the earlier of (1) the date stockholders approve resolutions providing for the issuance of the January 2018 Notes and the shares of common stock issuable upon conversion of the January 2018 Notes (the “January 2018 Notes Stockholder Approval” and the date the Stockholder Approval is obtained, the “January 2018 Notes Stockholder Approval Date”) and (2) August 1, 2018. After such date, the required reserve amount will be increased back to 200%. The amendment to the January Securities Purchase Agreement also extended the date by which the Company must hold the special meeting to obtain the January 2018 Notes Stockholder Approval from June 1, 2018 to August 1, 2018.

February 2018 Units Offering

On February 13, 2018, the Company sold an aggregate of approximately $105 million worth of units (the “Units”) of the Company’s securities to Canaccord Genuity Inc., on behalf of itself and as representative of the underwriters (the “Underwriters”), pursuant to which the Company issued and sold to the Underwriters in a best-efforts underwritten public offering (the “Offering”) at a purchase price of $5.192 per Unit with each Unit consisting of (A) 7,425,000 Series A-1 units (the “Series A-1 Units”), with each Series A-1 Unit consisting of (i) 0.004 (one pre-split) share of the Company’s common stock, and (ii) 0.004 (one pre-split) Series A-1 warrant to purchase 0.004 (one pre-split) share of the Company’s common stock (a “Series A-1 Warrant”); and (B) for those purchasers whose purchase of Series A-1 Units would result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 9.99% of the Company’s outstanding common stock following the consummation of the Offering, 11,675,000 Series B-1 units (the “Series B-1 Units”), consisting of (i) 0.004 (one pre-split) pre-funded Series B-1 warrant to purchase 0.0004 (one pre-split) share of common stock (a “Series B-1 Warrant”; and the Series B-1 Warrants, together with the Series A-1 Warrants, the “Warrants”) and (ii) 0.004 (one pre-split) Series A-1 Warrant.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

Each Warrant is exercisable at any time on or after the issuance date until the five-year anniversary of the issuance date. Each Series A-1 Warrant is exercisable at a price of $1,625 ($6.50 pre-split) per share of common stock. Each Series B-1 Warrant has an aggregate exercise price of $1,375 ($5.50 pre-split) per share of common stock, all of which were pre-funded except for a nominal exercise price of $0.001 per share of common stock. All Series B-1 Warrants were exercised.

The Company received approximately $96.9 million in net proceeds from the sale of the Units, after deducting underwriting discounts and commissions equal to $5.9 million and estimated offering expenses of approximately $0.5 million, not taking into account any exercise of the Warrants. In addition, Palladium Capital Advisors, LLC acted as financial advisor in connection with the Offering and received a financial advisory fee equal to $1.9 million.

The Warrants were recorded as liabilities and initially recorded at fair value with the residual amount received allocated to the Company’s common stock. The exercise price of and number of shares of the Company’s common stock underlying the Warrants are subject to adjustment upon the issuance by the Company of stock dividends, stock splits, and similar proportionately applied changes affecting the Company’s outstanding common stock. In addition, the Series A-1 Warrants are subject to adjustment of the applicable exercise price then in effect, if, as of December 17, 2018 (the “Adjustment Date”), the quotient determined by dividing the (x) sum of the VWAP (as defined in the Series A-1 Warrant) of the common stock for each trading day during the 10 consecutive trading day period ending and including the trading day immediately preceding the Adjustment Date, divided by (y) 0.4 (10 pre-split) (all such determinations to be appropriately adjusted for any stock dividend, stock split, stock combination or other similar transaction during such period) (the “Adjustment Price”), is less than the applicable exercise price. If the Adjustment Price is less than the applicable exercise price as of the Adjustment Date, then the exercise price shall be automatically adjusted to be equal to the Adjustment Price.

If the Company consummates any merger, consolidation, sale or other reorganization event in which its common stock is converted into or exchanged for securities, cash or other property (“Fundamental Transaction”), then the Company shall pay at the Warrants holder’s option, exercisable at any time commencing on the occurrence or the consummation of a Fundamental Transaction and continuing for 90 days, an amount of cash equal to the value of the remaining unexercised portion of the warrant as determined in accordance with the Black-Scholes option pricing model on the date of such Fundamental Transaction.

April 2018 Units Offering

On April 23, 2018, the Company sold an aggregate of approximately $30 million worth of units (the “April 2018 Units”) of the Company’s securities to Canaccord Genuity Inc., on behalf of itself and as representative of the underwriters (the “April Offering Underwriters”), pursuant to which the Company issued and sold to the April Offering Underwriters in a best-efforts underwritten public offering (the “April 2018 Offering”) at a purchase price of $2.59875 per April 2018 Unit with each April 2018 Unit consisting of (A) 10,500,000 Series A-2 units (the “Series A-2 Units”), with each Series A-2 Unit consisting of (i) 0.004 (one pre-split) share (an “April Share”) of the Company’s common stock, and (ii) 0.004 (one pre-split) Series A-2 warrant to purchase 0.004 (one pre-split) share of common stock (the “Series A-2 Warrants”); and (B) for those purchasers whose purchase of Series A-2 Units would result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 9.99% of the Company’s outstanding common stock following the consummation of the April 2018 Offering, 500,000 Series B-2 units (the “Series B-2 Units”, consisting of (i) 0.004 (one pre-split) pre-funded Series B-2 warrant to purchase 0.004 (one pre-split) share of common stock (the “Series B-2 Warrants”, and together with the Series A-2 Warrants, the “April Warrants”) and (ii) 0.004 (one pre-split) Series A-2 Warrant. The April Shares, Series A-2 Warrants and Series B-2 Warrants were immediately separable.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

Each April Warrant is exercisable at any time on or after the issuance date until the five-year anniversary of the issuance date. Each Series A-2 Warrant is exercisable at a price of $750 ($3.00 pre-split) per share of common stock. Each Series B-2 Warrant had an aggregate exercise price of $687.5 ($2.75 pre-split) per share of common stock, all of which were pre-funded except for a nominal exercise price of $0.001 per share of common stock. All of the Series B-2 Warrants were exercised.

The Company received approximately $27.5 million in net proceeds from the sale of the April 2018 Units, after deducting underwriting discounts and commissions equal to $1.7 million and estimated offering expenses of approximately $1.0 million, not taking into account any exercise of the April Warrants. In addition, Palladium Capital Advisors, LLC acted as financial advisor in connection with the April 2018 Offering and received a financial advisory fee equal to $0.6 million

The April Warrants were recorded as liabilities and initially recorded at fair value with the residual amount received allocated to the Company’s common stock. The exercise price of and number of shares of common stock underlying the April Warrants are subject to adjustment upon the issuance by the Company of stock dividends, stock splits, and similar proportionately applied changes affecting the Company’s outstanding common stock. The Series A-2 Warrants also include “full ratchet” anti-dilution protection provisions (the “Full Ratchet Adjustment”), which provide that if the Company issues any shares of common stock at a price less than the then current exercise price of the Series A-2 Warrants, or if the Company issues any securities convertible into, or exercisable, or exchangeable for, shares of common stock with an exercise or conversion price less than the then current exercise price of the Series A-2 Warrants, then the exercise price of the Series A-2 Warrants will automatically be reduced to the issuance price of the new shares of common stock or the exercise or conversion price of the April Warrants, options or other convertible or exchangeable securities.

The Full Ratchet Adjustment does not apply if the Company issues “Excluded Securities”, including certain (i) option and other equity incentive awards approved by the Company’s board of directors to be issued to directors, officers, consultants and employees, (ii) shares of common stock issuable pursuant to existing employment agreements, (iii) shares of common stock issued upon conversion or exercise of convertible securities that were previously issued, (iv) shares of common stock issued pursuant to strategic license agreements, mergers or acquisitions (but does not include a transaction in which the Company is issuing securities primarily for the purpose of raising capital), (v) shares of common stock issued under the ATM Offering after the fifteenth calendar day that the Series A-2 Warrants were issued and (vi) 2,000 (500,000 pre-split) shares granted by the Company’s board of directors to Helios & Matheson Information Technology Ltd, a current stockholder of the Company, in exchange for its entry into a 12-month lock-up agreement with the Company.

If the Company consummates any merger, consolidation, sale or other reorganization event in which its common stock is converted into or exchanged for securities, cash or other property (“fundamental transaction”), then the Company shall pay at the holder’s option, exercisable at any time commencing on the occurrence or the consummation of a fundamental transaction and continuing for 90 days, an amount of cash equal to the value of the remaining unexercised portion of the warrant as determined in accordance with the Black-Scholes option pricing model on the date of such fundamental transaction.

June 2018 Convertible Notes and Series A Preferred Stock

On June 26, 2018, pursuant to the Securities Purchase Agreement, dated as of June 21, 2018, by and between the Company and certain institutional investors (the “June Buyers” and such agreement, the “June Securities Purchase Agreement”), the Company issued and sold 20,500 shares of Series A Preferred Stock of the Company (the “Preferred Stock”) and Series B-2 Senior Convertible Notes in the aggregate principal amount of $164,000,000 (which includes an approximate 15.0% original issue discount) (the “June 2018 Convertible Notes”), for total consideration consisting of an aggregate cash payment to the Company of $20,500,000 and secured promissory notes payable by the June Buyers to the Company (the “June 2018 Investor Notes”) in the aggregate principal amount of $139,400,000, which is subject to a master netting agreement between the Company and the June Buyers (collectively, the “June 2018 Financing”).

Unless earlier converted or redeemed, the June 2018 Convertible Notes will mature on June 26, 2020. The maturity date of the June 2018 Investor Notes is June 26, 2060. Upon issuance, (i) $24,600,000 in principal amount of the June 2018 Convertible Notes consisted of “Unrestricted Principal”, which is defined as that portion of the principal amount of June 2018 Convertible Note that may be converted at any time and is not subject to netting against any June 2018 Investor Notes, and (ii) the balance of the principal amount under the June 2018 Convertible Notes, equal to $139,400,000, consisted entirely of “Restricted Principal”, which is defined as that portion of the principal amount of a June 2018 Convertible Note that equals the outstanding principal amount of a corresponding June 2018 Investor Note. The principal amount of each June 2018 Investor Note is subject to reduction through prepayments by the applicable June Buyer of the applicable June 2018 Investor Note given by the applicable June Buyer to the Company or, upon maturity or redemption of the June 2018 Convertible Notes, by netting the amount owed by the applicable June Buyer under such June 2018 Investor Note against a corresponding amount of Restricted Principal to be canceled under the June 2018 Convertible Note. Each prepayment under the June 2018 Investor Notes will convert a corresponding amount of Restricted Principal under the June 2018 Convertible Notes into “Unrestricted Principal” that may be converted into common stock.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

As of June 30, 2018, the June Buyers had converted $0 of the June 2018 Notes into shares of the Company’s common stock. On any unfunded principal balance of the June 2018 Investor Notes the Company owed to the June Buyers a 5.25% interest obligation which is due quarterly and calculated on a 360-day basis. For the funded portion of the June 2018 Notes the Company has a 10% interest obligation.

Interest on the June 2018 Convertible Notes will be capitalized on each quarterly interest payment date starting July 1, 2018 by adding the interest to the then outstanding principal amount of the June 2018 Convertible Notes. Interest may also be paid by inclusion in the “Outstanding Amount”, which is defined in the June 2018 Convertible Notes as the principal amount to be converted or redeemed, accrued and unpaid interest with respect to such principal amount, accrued and unpaid late charges, if any, and the “June Make-Whole Amount.” The “June Make-Whole Amount” is defined as the amount of any interest that, but for a conversion or redemption, would have accrued with respect to the Outstanding Amount (as defined in the June 2018 Convertible Notes) of principal being redeemed or converted under the June 2018 Convertible Notes, for the period from the applicable date of conversion or redemption date through the maturity date of the June 2018 Convertible Notes. No June Make-Whole Amount will be payable under the June 2018 Convertible Notes with respect to any portion of Restricted Principal after the cancellation of such Restricted Principal pursuant to netting under the June 2018 Convertible Notes, the June 2018 Investor Notes or the Master Netting Agreement (as defined below), as applicable. In the event of an event of default interest under the June 2018 Convertible Notes may be increased to 15% during the first 30 days following the occurrence and continuance of an event of default and to 18% thereafter (the “Default Rate”).

The June Buyers may elect, at any time after the Company obtains approval by its stockholders to either increase its authorized shares of common stock or effect a reverse stock split, which approval was obtained on July 23, 2018, to convert the June 2018 Convertible Notes into shares of the Company’s common stock at the Conversion Price, subject to certain beneficial ownership limitations described below. The “Conversion Price” is $250 ($1.00 pre-split) per share (subject to anti-dilution adjustment as described in the June 2018 Convertible Notes).

Provided there has been no Equity Conditions Failure (as defined in the June 2018 Convertible Notes) and no November 2017 Notes, January 2018 Notes, or shares of the Preferred Stock remain outstanding and no Unrestricted Principal remains outstanding under the June 2018 Convertible Notes, the Company will have the right to redeem all, but not less than all, of the Outstanding Amount remaining unpaid under the June 2018 Convertible Notes. The portion of the June 2018 Convertible Notes subject to redemption can be redeemed by the Company in cash at a price equal to 115% of the amount being redeemed. Under the June 2018 Convertible Notes, the Company may reduce, on a dollar for dollar basis, the Restricted Principal by the surrender for cancellation of such portion of the corresponding June 2018 Investor Notes equal to the amount of Restricted Principal included in the redemption.

The June Buyers may elect, at any time after the Company obtains approval by its stockholders to either increase its authorized shares of common stock or effect a reverse stock split, which approval was obtained on July 23, 2018, to convert the June 2018 Convertible Notes into shares of the Company’s common stock at the Conversion Price, subject to certain beneficial ownership limitations described below. The “Conversion Price” is $250 ($1.00 pre-split) per share (subject to anti-dilution adjustment as described in the June 2018 Convertible Notes). However, pursuant to the June Securities Purchase Agreement, the Company is required to seek stockholder approval in accordance with Nasdaq Listing Rule 5635(d) of the issuance of common stock at a conversion price per share below $250 which may result from the full ratchet conversion price adjustments required by the June 2018 Convertible Notes in the event of certain issuances below the initial conversion price. The Company is required to hold a special meeting of stockholders by October 18, 2018 to obtain such approval. If such stockholder approval is obtained, if the Company issues securities in certain transactions, such as the ATM Offering, at a price lower than the applicable conversion price, then the applicable conversion price for the June 2018 Convertible Notes will be reduced to equal such lower price. As of August 13, 2018, the conversion price would be $0.05 if stockholder approval is obtained.

The Preferred Stock was determined to be classified in equity. Accordingly, the June 2018 Convertible Notes and the Preferred Stock were recorded based on their relative fair values. A derivative liability related to the conversion feature and make-whole interest feature embedded within the June 2018 Convertible Notes is recorded as a debt discount, and accreted into interest expense over the life of the June 2018 Convertible Notes using the effective interest method, and any excess value over the amount allocated to the June 2018 Convertible Notes was expensed immediately to interest expense. In addition, June Placement Agent Warrants are also issued (See The Placement Agent Notes and Warrants below), recognized as liabilities pursuant to their terms and recorded as a debt discount, and accreted into interest expense over the life of the June 2018 Convertible Notes using the effective interest method, and any excess value over the amount of cash received is expensed immediately to interest expense.

MoviePass has guaranteed the obligations arising under the June 2018 Convertible Notes.

In connection with the June 2018 Financing, Theodore Farnsworth, the Chief Executive Officer and Chairman of the Board of the Company, and Helios & Matheson Information Technology Ltd, of which Muralikrishna Gadiyaram, a director of the Company, is the chief executive officer, and its wholly-owned subsidiary, Helios & Matheson Inc., who collectively owned approximately 1.5% of the Company’s issued and outstanding common stock as of the Closing Date, entered into the Voting and Lockup Agreements with the Company. In addition, the Company entered into separate Buyer Voting Agreements with each of the June Buyers with terms consistent with the June 2018 Amendment and Exchange Agreements (see below).

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

As of June 30, 2018, the unrestricted principal balance of the June 2018 Convertible Notes was $24,600,000. For the three and six months ended June 30, 2018, the Company recognized $5,300 of interest expense pertaining to the June 2018 Convertible Notes and had $5,300 of accrued interest as of June 30, 2018.

Exchange of Warrants for Common Shares

On June 28, 2018, the Company entered into separate June 2018 Amendment and Exchange Agreements (each, an “Exchange Agreement”) with the holders (each, a “Holder” and collectively, the “Holders”) of certain warrants to purchase shares of the Company’s common stock for the purpose of exchanging outstanding warrants to purchase an aggregate of 106,437 (26,609,269 pre-split) shares of common stock (the “June Exchange Warrants”) for an aggregate of 90,472 (22,617,879 pre-split) shares of common stock (collectively, the “June Exchange Shares”), based on a ratio of 0.85 June Exchange Shares for each warrant share. As a result, the June Exchange Warrants have been cancelled.

On June 28, 2018, each Holder that was not a party to the June Securities Purchase Agreement entered into a voting agreement with the Company (each, a “Voting Agreement” and collectively, the “Voting Agreements”). Pursuant to the Voting Agreements, each Holder agreed to vote the June Exchange Shares and any shares of common stock the Holder owns or may acquire (collectively, the “Holder Securities”) at any meeting of stockholders of the Company: (a) in favor of (i) approval of resolutions providing for the January 2018 Notes Stockholder Approval, (ii) an increase in the authorized shares of the Company and (iii) a reverse stock split of the common stock; and (b) against any proposal or any other corporate action or agreement that would result in a breach of any covenant, representation or warranty or any other obligation or agreement of the Company under the Transaction Documents (as defined in the June Securities Purchase Agreement) or the Transaction Documents (as defined in the January Securities Purchase Agreement) or which could result in any of the conditions to the Company’s obligations under the Transaction Documents (as defined in the June Securities Purchase Agreement) or the Transaction Documents (as defined in the January Securities Purchase Agreement), as applicable, not being fulfilled. The agreements to vote the Holder Securities described above terminate immediately following the occurrence of the January 2018 Notes Stockholder Approval described above.

The Voting Agreements also required that, at any time on or prior to the record date for the meeting of stockholders of the Company at which the Company obtained the January 2018 Notes Stockholder Approval, each Holder would not sell or transfer any of the June Exchange Shares. However, the Holders (or their designees, as applicable) were not prohibited from (i) using their Holder Securities to cover the Holders’ or their respective affiliates’ Short Sales (as defined in SEC Regulation SHO) outstanding as of the date of the Voting Agreement, (ii) lending any of their Holder Securities to any person, or (iii) pledging any of the Holder Securities to any person.

In connection with the Exchange Agreements, on June 28, 2018, each Holder entered into a leak-out agreement with the Company (each a “Leak-Out Agreement” and collectively, the “Leak-Out Agreements”), which restricted each Holder from selling the June Exchange Shares during certain periods. Pursuant to the Leak-Out Agreements, for a period ending on the earlier of (x) July 23, 2018 and (y) the Stock Split Stockholder Approval Date (as defined in the June Securities Purchase Agreement) (such earlier date, the “Lock-Up End Date”), the Holder was not, after the date of the Leak-Out Agreement, to sell any of the June Exchange Shares. However, the Holders (or their designees, as applicable) were not prohibited from (i) using their Holder Securities to cover the Holders’ or their respective affiliates’ Short Sales (as defined in SEC Regulation SHO) outstanding as of the date of the Leak-Out Agreement, (ii) lending any of their Holder Securities to any person, or (iii) pledging any of their Holder Securities to any person. In addition, subject to certain exclusions, Holders and any Trading Affiliates (as defined in the Leak-Out Agreements) were be restricted from selling specified amounts of their June Exchange Shares for up to fifteen calendar days after the Lock-Up End Date, unless certain events, as described in the Leak-Out Agreements, earlier terminated such restrictions.

On June 28, 2018, the Company and the Required Holder (as defined in the June Securities Purchase Agreement), entered into an amendment to the June Securities Purchase Agreement (“Amendment No. 1 to Securities Purchase Agreement”), pursuant to which the Stockholder Meeting Deadline (as defined in the June Securities Purchase Agreement) was amended from July 18, 2018 to July 23, 2018.

The collective June Exchange Warrants which were exchanged in this transaction, were all recorded as liabilities at fair value upon issuance, and marked to market at each balance sheet date. The June Exchange Warrants were valued through the date of exchange, June 28, 2018, based upon the original terms of the agreements with changes in fair value recorded in the as gain/loss on warrant liability. The June Exchange Warrants were then valued on the same day based on the fair value of the common shares into which they were converted (0.85 June Exchange Shares for each warrant), and the difference in the fair value between the two instruments was recorded as gain/loss on exchange of warrant. The fair value determined on June 28, 2018 then became the consideration received for the issuance of the common stock. The excess of the consideration received over the par value of the common stock was recorded as Additional Paid in Capital. Accordingly, the incremental change in fair value between the Investor Warrant and the Exchange Warrant is calculated as $301,500 and recorded as Gain on Exchange of Warrants.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

The Placement Agent Notes and Warrants

The Company entered into an agreement with a placement agent (the “Placement Agent”) for assistance with the placement of the February 2017 Notes. The Placement Agent accepted from the Company a 5-year warrant (each, a “February Placement Agent Warrant”) as partial payment for the Placement Agent’s services. The February Placement Agent Warrants allow the purchase of up to 8% of the number of shares of the Company’s common stock into which the unrestricted principal of the February 2017 Notes may be converted. Through the first nine months of 2017, the Company received $5,000,000 of cash payments for the February 2017 Notes, resulting in the issuance of February Placement Agent Warrants for the purchase of 533 (133,334 pre-split) shares of common stock at an exercise price of $750 ($3.00 pre-split) per share. As of June 30, 2018, the Placement Agent has not elected to exercise any February Placement Agent Warrants.

The Company entered into an agreement with the Placement Agent for assistance with the placement of the August 2017 Notes and Investor Warrant. The Placement Agent accepted from the Company a 5-year warrant (each, an “August Placement Agent Warrant”) as partial payment for the Placement Agent’s services. The August Placement Agent Warrants allow the purchase of up to 8% of the number of shares of the Company’s common stock into which the unrestricted principal of the Additional Series A Note and the Series B Note in the combined principal amount of $9,050,000 becomes convertible at an exercise price equal to the greater of the exercise price of the August 2017 Notes and the consolidated closing bid price of the Company’s common stock on the date that the Placement Agent becomes entitled to the August Placement Agent Warrants. During the period ended December 31, 2017, the Company received $8,800,000 of cash payments in conjunction with the August 2017 Notes and issued August Placement Agent Warrants for the purchase of 704 (176,000 pre-split) shares of common stock at exercise prices of $750 ($3.00 pre-split) and $3,568 ($14.27 pre-split) per share. As of June 30, 2018, the Placement Agent has not elected to exercise any August Placement Agent Warrants.

The Company entered into an agreement with the Placement Agent for assistance with the placement of the November 2017 Notes. The Placement Agent accepted from the Company a 5-year warrant (each, a “November Placement Agent Warrant”) as partial payment for the Placement Agent’s services. The November Placement Agent Warrants allow the purchase of up to 8% of the number of shares of the Company’s common stock into which the unrestricted principal of the November Series A Note and the November 2017 Notes in the combined principal amount of $100,000,000 becomes convertible at an exercise price equal to the greater of the exercise price of the November 2017 Notes and the consolidated closing bid price of the Company’s common stock on the date that the Placement Agent becomes entitled to the November Placement Agent Warrants. During the period ended June 30, 2018, the Company received $25,077,889 of cash payments for the November 2017 Notes resulting in the issuance of 272 (67,987 pre-split) warrants at an exercise prices of $301.50 ($12.06 pre-split) per share. As of June 30, 2018, the Placement Agent has not elected to exercise any November Placement Agent Warrants.

The Company entered into an agreement with the Placement Agent for assistance with the placement of the January 2018 Notes. The Placement Agent accepted from the Company a 5-year warrant (each, a “January Placement Agent Warrant”) as partial payment for the Placement Agent’s services. The January Placement Agent Warrants allow the purchase of up to 8% of the number of shares of the Company’s common stock into which the unrestricted principal of the Series A-1 Note and the Series B-1 Note in the combined principal amount of $0 becomes convertible at an exercise price equal to the greater of the exercise price of the January 2018 Notes and the consolidated closing bid price of the Company’s common stock on the date that the Placement Agent becomes entitled to the January Placement Agent Warrants. During the period ended June 30, 2018, the Company received $35 million of cash payments for the January 2018 Notes resulting in the issuances of 699 (174,826 pre-split) warrants at an exercise prices of $2,860 ($11.44 pre-split) per share. As of June 30, 2018, the Placement Agent has not elected to exercise any January Placement Agent Warrants.

The Company entered into an agreement with the Placement Agent for assistance with the placement of the June 2018 Financing. The Placement Agent accepted from the Company a 5-year warrant (each, a “June Placement Agent Warrant”) as partial payment for the Placement Agent’s services. The June Placement Agent Warrants allow the purchase of up to 8% of the number of shares of the Company’s common stock determined by dividing the aggregate purchase price of the Preferred Stock purchased by the Conversion Price of the June 2018 Convertible Notes in effect as of the Subscription Date (as defined in the June Placement Agent Warrant) and eight percent (8%) of the number of shares of common stock into which any Unrestricted Principal of the June 2018 Convertible Notes purchased is initially convertible at the Conversion Price in effect as of the Subscription Date, at an exercise price equal to the Conversion Price of the June 2018 Convertible Notes in effect as of the Subscription Date, without regard to any adjustment of the Conversion Price resulting from the anti-dilution provision of the June 2018 Convertible Notes, other than proportionate adjustments to the Conversion Price resulting from stock splits or combinations or similar proportionately applied changes to the Company’s outstanding common stock. During the period ended June 30, 2018, the Company issued 3,200 (800,000 pre-split) warrants at an exercise prices of $250 ($1.00 pre-split) per share. As of June 30, 2018, the Placement Agent has not elected to exercise any January Placement Agent Warrants.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

Note Activity:

Senior Secured Convertible Notes consist of the following:

	June 30, 2018	December 31, 2017
August 2017 Notes	$-	$2,061,072
November 2017 Notes	129,675	1,550,555
January 2018 Notes	47,420	-
June 2018 Notes	134,610	-
Balance at period end	$311,705	$3,611,627

Under ASC 210-20-45-1, management offset the Senior Secured Convertible Notes by the corresponding investor notes payable to the Company that the Company received as partial payment for the Senior Secured Convertible Notes (collectively, the “Investor Notes”) yet to be funded. As of June 30, 2018, the unfunded portion of the Investor Notes remaining was $228,672,111.

The carrying value of the Senior Secured Convertible Notes is comprised of the following:

	June 30, 2018	December 31, 2017
August 2017 Notes	$-	$4,505,440
November 2017 Notes	875,000	2,943,069
January Make-whole	352,187	-
June 2018 Notes	24,600,000	-
Unamortized discounts	(25,515,482)	(3,836,882)
Balance at period end	$311,705	$3,611,627

During the three months ended June 30, 2018, the Investor has converted a total of $25,926,889 in principal and $3,980,228 in interest into 411,448 (61,717,150 pre-split) shares of the Company’s common stock and for the six months ended June 30, 2018, the Investor has converted a total of $30,432,329 in principal and $3,980,228 in interest into 251,546 (62,886,625  pre-split) shares of the Company’s common stock.

Warrant Liabilities Activity:

The following is a summary of the Company’s warrant activity during the six months ended June 30, 2018:

	Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years
Outstanding/exercisable – December 31, 2017	38,526	$6.04	4.86
Granted	183,472	3.81	4.69
Exercised	(151,877)	5.48	4.65
Forfeited/cancelled	-	-	-
Outstanding/exercisable – June 30, 2018	66,821	$4.72	4.69

11.	Common and Preferred Stock

Common Stock

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

On July 23, 2018, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 500,000,000 to 5,000,000,000 shares and to increase the total number of authorized shares of capital stock from 502,000,000 to 5,002,000,000 (the “Authorized Share Increase”), of which 2,000,000 shares with a par value of one cent ($0.01) per share shall be designated as “Preferred Stock” and 5,000,000,000 shares with a par value of one cent ($0.01) per share shall be designated as “Common Stock.” Following the stockholder approval, a Certificate of Amendment to the Company’s Certificate of Incorporation was filed with the Secretary of State of the State of Delaware on July 23, 2018, at which time the Authorized Share Increase became effective.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

Preferred Stock

On June 25, 2018, the Company filed an amended Certificate of Incorporation in the State of Delaware to designate 20,500 shares of preferred stock as the Preferred Stock.

The following is a description of the Preferred Stock:

Dividends

The Preferred Stock does not accrue dividends.

Conversion

The Preferred Stock is not convertible into common stock.

Voting Rights

Each share of Preferred Stock is entitled to 3,205 votes per share on all matters on which holders of common stock are entitled to vote. However, the amount of votes with respect to the Preferred Stock held by any holder, when aggregated with any other voting securities of the Company held by such holder, cannot exceed 19.9% of the Company’s outstanding voting power calculated as of June 21, 2018 (or such greater percentage allowed by Nasdaq without any stockholder approval requirements).

Redemption

From and after the time when the first 15% of the aggregate principal amount of any June 2018 Convertible Notes is paid or converted in accordance with the terms of the June 2018 Convertible Notes, the Company will have the right to redeem all or a portion of the Preferred Stock at a price per share equal to $0.01, payable, at the Company’s option with cash or shares of common stock or, if required by certain beneficial ownership limitations, rights to receive common stock.

Transfer

The shares of Preferred Stock are transferable, subject to limitations, as defined, and applicable securities laws.

Liquidation Preference

Upon any liquidation, dissolution or winding up of the Company, the holders of the shares of Preferred Stock will be entitled to receive in cash out of the assets of the Company, before any amount is paid to the holders of any junior stock, including common stock of the Company, an amount per share of Preferred Stock equal to 100% of the stated value per share (which is equal to $1,000) plus $0.01.

The Certificate of Designations also includes covenants restricting the Company’s ability to take certain actions without the approval of at least a majority of the outstanding shares of the Preferred Stock.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

12.	Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the Company’s consolidated balance sheets as of June 30, 2018 and December 31, 2017:

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
June 30, 2018
Liabilities
Derivative liability – warrants	$4,266,100	$-	$-	$4,266,100
Derivative liability – conversion feature	41,537,054	-	-	41,537,054
Total	$45,803,154	$-	$-	$45,803,154

December 31, 2017
Liabilities
Derivative liability – warrants	$67,288,800	$-	$-	$67,288,800
Derivative liability – conversion feature	4,834,462	-	-	4,834,462
Total	$72,123,262	$-	$-	$72,123,262

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2018:

Amount
Balance at December 31, 2017	$72,123,262
Issuances to Debt Discount	65,341,847
Issuances to Interest Expense	25,503,629
Reclass from APIC to derivative- Feb Offering	158,944,798
Reclass from APIC to Derivative- April Offering	33,997,600
Warrants issued in acquisiton of moviefone	5,475,500
Gain on Exchange of Warrants	(301,487)
Settlement of Warrant Liability for March Warrant Exchange	(12,894,165)
Settlement of Warrant Liability for June Warrant Exchange	(5,202,100)
Gain on march exchange (cash paid)	(781,195)
Conversion to paid in capital	(78,311,704)
Gain/Loss on Extinguishment	(15,007,699)
Change in FMV Warrant	(189,840,088)
Change in FMV Derivatve	(13,245,044)
Balance at June 30, 2018	$45,803,154

The fair value of the derivative conversion features and warrant liabilities as of June 30, 2018 and December 31, 2017 were calculated using a Monte Carlo option model valued with the following weighted average assumptions:

	June 30, 2018			December 31, 2017
	Amount			Amount
Dividend yield		0%			0%
Expected volatility	145%	-	160%	45%	-	270%
Risk free interest rate	2.18%	-	2.72%	1.06%	-	2.20%
Contractual term (in years)	1.36	-	5.00	0.19	-	5.00
Exercise price	$0.25 ($0.001 pre-split)	-	$3,015 ($12.060 pre-split)	$0.25 ($0.001 pre-split)	-	$3,577.50 ($14.310 pre-split)

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

At any given time, certain of the Company’s embedded conversion features on debt and outstanding warrants may be treated as derivative liabilities for accounting purposes under ASC 815-40 due to insufficient authorized shares to settle these outstanding contracts.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

13.	Stock Based Compensation

The Company has a stock-based compensation plan, which is described as follows:

On March 3, 2014, the Board of Directors approved and adopted the Helios and Matheson Analytics Inc. 2014 Equity Incentive Plan (the “2014 Plan”) which the Company’s stockholders approved at the annual stockholders’ meeting on May 5, 2014. The 2014 Plan as amended set aside and reserved 12,000 (3,000,000 pre-split) shares of the Company’s common stock for grant and issuance in accordance with its terms and conditions. Persons eligible to receive awards from the 2014 Plan include employees (including officers and directors) of the Company and its affiliates, consultants who provide significant services to the Company or its affiliates, and directors who are not employees of the Company or its affiliates (the “Participants”). The 2014 Plan permits the Company to issue to Participants qualified and/or non-qualified options to purchase the Company’s common stock, restricted common stock, performance units, and performance shares. The 2014 Plan will terminate on March 3, 2024. The Company’s Board of Directors is responsible for administration of the 2014 Plan and has the sole discretion to determine which Participants will be granted awards and the terms and conditions of the awards granted. The 2014 Plan also provides for an annual automatic increase in the number of shares of common stock authorized for issuance thereunder by the lesser of (A) 12,000 (3,000,000 pre-split) shares of the Company’s common stock or the equivalent of such number of shares after the administrator of the 2014 Plan, in its sole discretion, has interpreted the effect of any stock split, stock dividend, combination, recapitalization or similar transaction; (B) a number of shares of common stock equal to 5% of the Company’s common stock outstanding on January 2nd of each year, and (C) an amount determined by the Company’s Board of Directors. A total of 10,440 (2,610,000 pre-split) shares of common stock remained available for issuance as of June 30, 2018.

As of June 30, 2018 there have not been any stock option grants made pursuant to the 2014 Plan.

From time to time the Board of Directors has also authorized the issuance of shares of common stock outside of the 2014 Plan to consultants and employees for services rendered. During the three and six months ended June 30, 2018 the Company awarded 1,927 (481,750 pre-split) and 2,027 (506,750 pre-split) shares, respectively, to consultants who provided services to the Company. In connection with such awards (including awards granted in 2017) the Company recorded stock compensation expense of $1,911,144 and $5,681,161 which is included in selling, general and administrative expenses for the three and six months ended June 30, 2018, respectively. Unamortized stock compensation costs related to these awards at June 30, 2018 of $482,521 will be recognized over the anticipated service period during the balance of 2018. The Company issued 2,000 (500,000 pre-split) and 4,809 (1,202,167 pre-split) shares of common stock to employees and consultants for services provided during 2017 during the three and six months ended June 30, 2018, respectively. The Company recognized expense in 2017 of $15,631,605, with respect to such awards, and also recorded a liability on the balance sheet at December 31, 2017, related to these costs which were settled in shares.

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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

MoviePass, Inc.

MoviePass maintained the 2011 Equity Incentive Plan (the “2011 Plan”) during the six months ended June 30, 2018. The 2011 Plan provides for the grant of up to 95,000,000 shares of common stock for issuance as non-statutory or incentive stock options, stock appreciation rights, restricted stock and restricted stock units to the employees, officers, directors, or consultants of MoviePass. The 2011 Plan is administered by the Board of Directors of MoviePass, which selects the individuals to whom options will be granted, and determines the number of options to be granted and the term and exercise price of each option. Stock options granted pursuant to the terms of the 2011 Plan generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of grant. The term of the options granted under the 2011 Plan cannot be greater than 10 years. Options vest at varying rates generally over three to five years along with performance-based options.

For the six months ended June 30, 2018 MoviePass granted 39,809,175 stock options at an exercise price of $0.43 per share.

The following table summarizes stock option activity under the MoviePass share-based plan for the six months ended June 30, 2018:

		Weighted Average
	Options for		Remaining	Aggregate
	Common Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding as of December 31, 2017	28,219,464	$0.14	9.13	$8,313,684
Granted	39,809,175	$0.43
Exercised	-	-	-	-
Forfeited, cancelled, expired	-	-	-	-
Outstanding as of June 30, 2018	68,028,639	$0.31	9.18	$1,531,009
Vested and exercisable at June 30, 2018	22,318,253	$0.18	8.74	$1,032,565

The weighted average grant date fair value per share of stock options granted during the six months ended June 30, 2018 was $0.16. No options were exercised during the six months ended June 30, 2018.

The Company recognized share-based payment expense associated with stock options of $1,090,932 and $3,087,244 for the three and six months ended June 30, 2018, respectively.

The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees:

Six Months Ended
June 30, 2018
Risk-free interest rate	2.50%
Expected life of options – years	5.79
Expected stock price volatility	37.20%
Expected dividend yield	0.00%

There were no options granted to the Company’s Board of Directors or third parties during the six months ended June 30, 2018.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

14.	Concentration of Credit Risk

Consulting

For the three months ended June 30, 2018 and June 30, 2017, respectively, 4 customers accounted for 93.5% and 4 customers accounted for 92.8% of consulting revenues.

For the six months ended June 30, 2018 and June 30, 2017, respectively, 4 customers accounted for 93.9% and 4 customers accounted for 87.3% of consulting revenues.

As of June 30, 2018 and December 31, 2017, respectively, 5 customers accounted for 87.4% and 4 customers accounted for 62.6% of consulting accounts receivables.

As of June 30, 2018 and December 31, 2017, respectively, 3 vendors accounted for 93.4% and 3 vendors accounted for 82.7% of consulting accounts payables.

Technology

As of June 30, 2018 and December 31, 2017, respectively, 4 vendor accounted for 69.1% and 3 vendors accounted for 60.8% of technology accounts payables.

Subscription and Marketing and Promotional Services

As of June 30, 2018 and December 31, 2017, respectively, 1 customer accounted for 82.4% of subscription and marketing and promotional services accounts receivables and 2 customers accounted for 100.0% for subscription and marketing and promotional services accounts receivables.

As of June 30, 2018 and December 31, 2017, respectively, 2 vendors accounted for 39.3% subscription and marketing and promotional services accounts payables and 1 vendor accounted for 41.0% of subscription and marketing and promotional services accounts payables.

15.	Commitments and Contingencies

The Company’s operating lease commitments as of June 30, 2018 are comprised of the following:

Payments due by period
Less than 1 year	$148,049
1 to 3 years	780,798
3 to 5 years	115,753
Thereafter	-
Total	$1,044,600

The Company’s executive office is located at the Empire State Building, 350 Fifth Avenue, Suite 7520, New York, New York 10118. The Company’s executive office is located in a leased facility with a term expiring on June 30, 2022. Zone leases office space at 444 Brickell Avenue, Miami Florida with a term expiring on April 30, 2020. As of June 30, 2018 MoviePass leased space at WeWork on a month to month basis at 175 Varick Street New York, NY 10014. As of August 1, 2018 MoviePass has relocated to WeWork at 135 Madison Avenue New York, NY 10016 under a one-year lease agreement effective July 9, 2018. In addition, the Company’s Indian subsidiary has an office in Bangalore, India at a leased facility located at 3rd Floor, Beta Block, Number 7 Sigma Tech Park, Varthur Kodi, Bangalore 560066. This lease was amended on September 26, 2017 to extend the duration of the lease until September 30, 2019.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

The Company’s executive office lease is subject to escalations based on increases in real estate taxes and operating expenses, all of which are charged to rent expense. Rent expense for the three months ended June 30, 2018 and 2017 was approximately $247,743 and $86,217, respectively, and $461,088 and $134,017 for the six months ended June 30, 2018 and 2017, respectively.

In April 2017, Zone signed a three-year lease agreement for office space in Miami. The lease term began in May 2017 and expires in April 2020 and requires a monthly rent payment of $5,026 for the first 12 months, $5,177 for the next 12 months, and $5,332 for the last 12 months of the lease.

As of June 30, 2018, the Company does not have any “Off Balance Sheet Arrangements”.

Legal Proceeding:

On August 2, 2018, Jeffrey Chang, a purported stockholder of the Company, acting on behalf of himself and a putative class of persons who purchased or otherwise acquired the Company’s common stock between August 15, 2017, and July 26, 2018, filed a class action complaint in the U.S. District Court for the Southern District of New York against the Company and two of its executive officers, Theodore Farnsworth and Stuart Benson (the “August 2, 2018 Complaint”). Jeffrey Chang v. Helios and Matheson Analytics Inc., et. al., Case No. 1:18-cv-6965. The August 2, 2018 Complaint alleges, among other things, that the Company’s statements to the market were materially false or misleading. The plaintiffs assert claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5.

On August 13, 2018, Jeffrey Braxton, a purported stockholder of the Company, acting on behalf of himself and a putative class of persons who purchased or otherwise acquired the Company’s common stock between August 15, 2017, and July 26, 2018, filed a class action complaint in the U.S. District Court for the Southern District of New York against the Company and two of its executive officers, Theodore Farnsworth and Stuart Benson (the “August 13, 2018 Complaint”). Jeffrey Braxton v. Helios and Matheson Analytics, Inc. et al., Case No. 1:18-cv-07242-UA. The August 13, 2018 Complaint makes substantially identical allegations as the August 2, 2018 Complaint.

The Company intends to vigorously defend these matters and believes that they are without merit. Given the preliminary status of the litigation, it is difficult to predict the likelihood of an adverse outcome or estimate the amount or range of any reasonably possible losses, if any.

16.	Transactions with Related Parties

Gadiyaram Agreements

On October 5, 2017, the Company entered into a consulting agreement (the “Consulting Agreement”) with Mr. Muralikrishna Gadiyaram (the “Consultant”), a director of the Company, for a period of two years from the agreement date (the “Consulting Term”). The Consulting Agreement formalized, on a compensatory basis, the arrangement that was in place for performance without compensation by the Consultant for consulting services since the acquisition of Zone in November of 2016. Mr. Gadiyaram will continue to provide guidance to the Company and Zone relating to the further development of their respective businesses and technologies. In addition to the aforementioned services, if requested by the Company, Mr. Gadiyaram will provide guidance with respect to the development of any businesses or technologies that the Company or Zone may acquire during the Consulting Term, including, but not limited to, MoviePass. Pursuant to the Consulting Agreement, the Consultant will receive fees in the amount of $18,750 per month in cash. Such fees have been accrued and paid by the Company since January 1, 2017. The amount payable to Mr. Gadiyaram as of June 30, 2018 was approximately $18,750.

On May 22, 2018, the Company and Helios and Matheson Information Technology, Ltd (“HMIT”), an Indian corporation, owned and controlled by Mr. Muralikrishna Gadiyaram, a director of the Company executed a letter agreement whereby HMIT agreed not to sell HMNY shares held by HMIT until after April 15, 2019 (the “Lockup Agreement”). In exchange for such Lockup Agreement the Company agreed to issue to HMIT 2,000 (500,000 pre-split) shares of HMNY stock. As of June 30, 2018, the shares issuable to HMIT had not yet been issued and accordingly, the Company accrued $225,000 with respect thereto, representing the value of the shares on May 22, 2018.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

17.	Provision for Income Taxes

The Company had a tax provision for the three months ended June 30, 2018 and 2017 of $28,719 and $11,373, respectively, and $36,670 and $41,857 for the six months ended June 30, 2018 and 2017, respectively. Tax for both the six months ended June 30, 2018 and 2017 was comprised of minimum state taxes and a provision for tax in respect to taxes incurred by the Company’s Indian subsidiary.

The Company’s provision for income taxes for the six months ended June 30, 2018 and 2017 is based on the estimated annual effective tax rate method prescribed by ASC 740-270, plus discrete items. The difference between the Company’s effective tax rates for the six months ended June 30, 2018 and 2017 and the US statutory tax rates of 21% and 35%, respectively, primarily relates to changes in the valuation allowances against deferred tax assets, non-deductible expenses, state income taxes (net of federal income tax benefit), the effect of taxes on foreign earnings, and changes to provisional amounts recorded for certain aspects of the Act.

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

As of June 30, 2018, the Company did not record any tax liabilities for uncertain income tax positions and concluded that all of its tax positions are either certain or are not material to the Company’s financial statements. The Company is currently not under audit in any jurisdiction in which it conducts business.

18.	Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision–making group is composed of the Chief Executive Officer and Chief Financial Officer. The Company operates in three segments, Consulting, Technology, and Subscription and Marketing and Promotional Services. During the three and six months ended June 30, 2018, the Company reported three segments. The Company allocates corporate expenses to the segments for purposes of individually measuring operating segments. Corporate expenses are allocated on the basis of each segment’s relative earnings prior to the allocation.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

The Company evaluates performance of its operating segments based on revenue and operating loss. The following table summarizes the Company’s segment information for the following balance sheet dates presented, and for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Consulting
Revenue	$829,606	$1,140,951	$1,669,109	$2,499,013
Cost of revenue	681,577	917,564	1,392,771	2,023,049
Gross profit	148,029	223,387	276,338	475,964
Total operating expenses	5,743,072	1,349,482	14,160,984	4,663,029
Loss from operations	(5,595,043)	(1,126,095)	(13,884,646)	(4,187,065)
Total other income/(expense)	42,975,245	(2,449,557)	124,685,936	(4,541,120)
Provision for income taxes	(5,219)	72,341	(1,043)	41,857
Total net income (loss)	$37,374,983	$(3,503,311)	$110,800,247	$(8,686,328)

Technology
Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-
Total operating expenses	937,343	1,617,804	2,070,791	2,915,354
Loss from operations	(937,343)	(1,617,804)	(2,070,791)	(2,915,354)
Total other income/(expense)	17,031	(16,987)	59	(33,975)
Provision for income taxes	-	-	-	-
Total net loss	$(920,312)	$(1,634,791)	$(2,070,732)	$(2,949,329)

Subscription and Marketing and Promotional Services
Revenue	$73,339,128	$-	$121,942,485	$-
Cost of revenue	178,085,142	-	313,342,924	-
Gross profit	(104,746,014)	-	(191,400,439)	-
Total operating expenses	15,360,459	-	27,014,976	-
Loss from operations	(120,106,473)	-	(218,415,415)	-
Total other income/(expense)	-	-	-	-
Provision for income taxes	(23,500)	-	(35,627)	-
Total net loss	$(120,129,973)	$-	$(218,451,042)	$-

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

	As of June 30, 2018	As of December 31, 2017
Consulting
Cash and cash equivalents	$10,998,366	$569,886
Accounts receivable	$311,381	$332,753
Prepaid expenses and other current assets	$835,212	$3,382,127
Property and equipment	$152,415	$96,464
Intangible assets	$4,897,504	$-
Goodwill	$-	$-
Deposits and other assets	$128,625	$129,119
Accounts payable and accrued expenses	$3,600,737	$2,088,867
Liabilities to be settled in stock	$5,669,263	$20,875,045
Convertible notes payable	$311,705	$3,611,627
Warrant liability	$4,266,100	$67,288,800
Derivative liability	$41,537,054	$4,834,462

Technology
Cash and cash equivalents	$2,577,138	$21,933,765
Prepaid expenses and other current assets	$8,333	$21,666
Property and equipment	$86,562	$95,301
Intangible assets, net	$2,108,287	$2,829,295
Goodwill	$-	$-
Deposits and other assets	$10,053	$10,052
Accounts payable and accrued expenses	$112,418	$607,622
Liabilities to be settled in stock	$319,100	$445,660

Subscription and Marketing and Promotional Services
Cash and cash equivalents	$1,937,306	$2,445,742
Accounts receivable	$28,340,358	$27,137,466
Prepaid expenses and other current assets	$8,519,210	$154,018
Property and equipment	$130,553	$42,270
Intangible assets, net	$29,353,959	$25,707,487
Goodwill	$87,672,136	$79,137,177
Deposits and other assets	$70,814	$8,000
Contract costs	$2,052,882	$-
Accounts payable and accrued expenses	$17,549,436	$10,447,514
Deferred revenue	$65,371,837	$54,425,630

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

19.	Subsequent Events

Waiver Agreements

On July 10, 2018, the Company entered into a Waiver Agreement (the “Waiver Agreement”) with a holder of the November 2017 Notes, January 2018 Notes and June 2018 Convertible Notes (collectively, the “Existing Notes”).

Pursuant to the Waiver Agreement, such holder, in its capacity as the Required Holder under the Securities Purchase Agreements pursuant to which the Existing Notes were issued: (i) waived any obligation by the Company to effect any redemption of the Existing Notes as a result of the consummation of a proposed public offering of securities by the Company (the “New Proposed Offering”), (ii) reduced the aggregate number of shares required to be reserved for issuance upon conversion of the November 2017 Notes and the January 2018 Notes, (iii) deferred the right that the holders of the Existing Notes may have to adjust the Conversion Price (as defined in the applicable Existing Note) of such Existing Notes solely as a result of the issuance of securities in the New Proposed Offering until the fourth trading day after the time of the pricing of the New Proposed Offering, (iv) consented to the New Proposed Offering, and (v) waived any prohibition with respect to the issuance of the securities in the New Proposed Offering.

On July 13, 2018, the Company entered into an amendment (the “Amendment”) to the Waiver Agreement. The Amendment revised the Waiver Agreement as follows: (i) the waiver of the Company’s obligation to effect any redemption of the Existing Notes as a result of the consummation of a New Proposed Offering (as defined in the Waiver Agreement) applies only to the extent the redemption right arises from the occurrence of a Financing (as defined in the June 2018 Convertible Notes) occurring between July 11, 2018 and July 17, 2018; (ii) the number of shares permitted to be offered in the New Proposed Offering was reduced; (iii) the number of shares required to be reserved for issuance upon conversion of the November 2017 Notes was increased; (iv) the reduction in the number of shares required to be reserved upon conversion of the November 2017 Notes (the “Reduction Shares”) ends when stockholders approve either an increase in the authorized shares of common stock or a reverse stock split of the common stock, and if the Reduction Shares are not issued prior to close of market on July 17, 2018, the Reduction Shares that were not issued would be restored to (and increase) the reserve for the November 2017 Notes; and (v) the deferral of the right that the holders of the Existing Notes may have to adjust the Conversion Price (as defined in the applicable Existing Note) of such Existing Notes solely as a result of the issuance of securities in the New Proposed Offering until the fourth trading day after the time of the pricing of the New Proposed Offering provided in the Waiver Agreement was eliminated.

July 13, 2018 Demand Note

On July 13, 2018 the Company issued a demand note (the “July 13 Demand Note”) in the principal amount of $6,806,850, which included $5.0 million in cash borrowed by the Company from the holder and $1,806,850 required to be paid by the Company to the holder pursuant to a partial redemption of the June 2018 Convertible Notes held by the holder. The July 13 Demand Note bore interest on the unpaid principal amount at the rate of 10.0% per year. The holder could make a demand for full payment of the July 13 Demand Note from and after July 17, 2018. All proceeds received by the Company under its outstanding ATM Offering must be used to repay the July 13 Demand Note. The July 13 Demand Note and all accrued interest may be prepaid by the Company without penalty. With the agreement of the holder, principal and interest accrued on the July 13 Demand Note could be applied to all, or any part, of the purchase price of securities to be issued upon the consummation, after July 13, 2018, of an offering of securities by the Company to the holder. Any amount of principal or other amounts due which is not paid when due would result in a late charge being incurred and payable by the Company to the holder in an amount equal to interest on such amount at the rate of 15% per year from the date such amount was due until the same is paid in full.

The $5.0 million cash proceeds received from the July 13 Demand Note were used by the Company to pay the Company’s merchant and fulfillment processors.

MoviePass executed a guaranty (the “MoviePass July 13 Demand Note Guaranty”) pursuant to which MoviePass guaranteed the punctual payment of the July 13 Demand Note, including, without limitation, all principal, interest and other amounts that accrue after the commencement of any insolvency proceeding of the Company or MoviePass, whether or not the payment of such interest and/or other amounts are enforceable or are allowable and agreed to pay any and all costs and expenses (including counsel fees and expenses) incurred by the holder in enforcing any rights under the MoviePass July 13 Demand Note Guaranty or the July 13 Demand Note.

On July 31, 2018, the Company paid in full the $6.8 million outstanding under the July 13 Demand Note.

Stockholders Special Meeting

On July 23, 2018, the Company held a special meeting of stockholders, whereby, the following was approved:

●	the January 2018 Notes Stockholder Approval;

●	an amendment to the Company’s Certificate of Incorporation to effect the Authorized Share Increase;

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

●	an amendment of the Company’s Certificate of Incorporation to effect the Reverse Stock Split; and

●	the adjournment of the special meeting, if necessary, to solicit votes on the above proposals if sufficient votes to pass the proposals were not received in time for the special meeting.

Reverse Stock Split

On July 23, 2018, the Board of Directors approved the Reverse Stock Split and the filing of a Certificate of Amendment to the Certificate of Incorporation of the Company to effectuate the Reverse Stock Split.

A Certificate of Amendment to the Certificate of Incorporation authorizing the Reverse Stock Split was filed with the Secretary of State of the State of Delaware on July 24, 2018, and the Reverse Stock Split became effective in accordance with the terms of the Certificate of Amendment on July 24, 2018.

The Reverse Stock Split did not affect the number of authorized shares of common stock, which (following the Authorized Share Increase) is 5,000,000,000 shares. A proportionate adjustment was made to (i) the per share exercise price and the number of shares issuable upon the exercise or conversion of the Company’s outstanding equity awards, options and warrants to purchase shares of common stock and outstanding convertible notes and (ii) the number of shares reserved for issuance pursuant to the Company’s 2014 Equity Incentive Plan. Fractional shares were not issued as a result of the Reverse Stock Split; instead, the Board of Directors, determined to effect an issuance of shares to holders that would otherwise be entitled to a fractional share such that any fractional shares were rounded up to the nearest whole number.

July 27, 2018 Demand Note

On July 27, 2018, the Company issued a demand note (the “July 27 Demand Note”) in the principal amount of $6,200,000, which included $5.0 million in cash borrowed by the Company from the holder and $1.2 million of original issue discount. The holder could make a demand for full payment of the July 27 Demand Note from and after (x) with respect to up to $3,100,000 of the principal outstanding under the July 27 Demand Note (the “Initial Principal”), August 1, 2018 or (y) with respect to any other amounts then outstanding under the July 27 Demand Note, August 5, 2018. All proceeds received by the Company on or after July 31, 2018 from sales of common stock under its outstanding the ATM Offering must be applied against any Initial Principal until no Initial Principal remains outstanding, and thereafter, against any remaining amounts due under the July 27 Demand Note. The July 27 Demand Note’s principal, together with accrued and unpaid late charges could be prepaid by the Company without penalty. With the agreement of the holder, principal and accrued and unpaid late charges on the July 27 Demand Note could be applied to all, or any part, of the purchase price of securities to be issued upon the consummation, after July 27, 2018, of an offering of securities by the Company to the holder. Any amount of principal or other amounts due which is not paid when due (a “Payment Default”) would result in a late charge being incurred and payable by the Company to the holder in an amount equal to interest on such amount as the rate of 15% per year from the date such amount was due until the same was paid in full. If a Payment Default remained outstanding for a period of 48 hours, the holder could require the Company to redeem all or a portion of the July 27 Demand Note at a redemption price of 130%.

The $5.0 million cash proceeds received from the July 27 Demand Note were used by the Company to pay the Company’s merchant and fulfillment processors. If the Company is unable to make required payments to its merchant and fulfillment processors, the merchant and fulfillment processors may cease processing payments for MoviePass, which would cause a MoviePass service interruption. Such a service interruption occurred on July 26, 2018. Such service interruptions could have a material adverse effect on MoviePass’ ability to retain its subscribers. This would have an adverse effect on the Company’s financial position and results of operations.

MoviePass executed a guaranty (the “MoviePass July 27 Demand Note Guaranty”) pursuant to which MoviePass guaranteed the punctual payment of the July 27 Demand Note, including, without limitation, all principal, interest and other amounts that accrue after the commencement of any insolvency proceeding of the Company or MoviePass, whether or not the payment of such interest and/or other amounts are enforceable or are allowable, and agreed to pay any and all costs and expenses (including counsel fees and expenses) incurred by the holder in enforcing any rights under the MoviePass July 27 Demand Note Guaranty or the July 27 Demand Note.

On July 31, 2018, the Company paid in full the $6.2 million outstanding under the July 27 Demand Note.

Common Stock and Debt Securities

From June 30, 2018 through August 9, 2018 the Company has sold 232.4 million shares and received net proceeds of $50.2 million under the ATM Offering. On July 2, 2018, the Company’s second universal shelf registration was declared effective under which it may offer for sale up to $1.2 billion of equity or debt securities.

In addition, from June 30, 2018 through August 9, 2018, the Company received gross cash proceeds of approximately $31.4 million with respect to funding under the November 2017 and January 2018 investor notes and issued 266.6 million shares with respect to the conversion of its November 2017 Notes and January 2018 Notes. The Company used the proceeds from the prepayments of the investor notes to redeem approximately $22.8 million of the unrestricted principal of its June 2018 Convertible Notes. As a result of such redemptions, as of August 9, 2018, there is approximately $2.4 million unrestricted principal (including certain make-whole interest) outstanding under the June 2018 Convertible Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 throughout and in particular in the discussion at Item 2 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These are statements regarding financial and operating performance results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks, including those discussed in the risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which have been incorporated into this report by reference, could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:

●	the Company’s ability to successfully develop the business model of MoviePass;

●	the Company’s capital requirements and whether the Company will be able to raise capital as needed;

●	the Company’s ability to fulfill its payment obligations to its merchant processors in a timely manner to prevent MoviePass service interruptions;

●	the Company’s ability to integrate the operations of MoviePass into its operation;

●	changes in local, state or federal regulations that will adversely affect the Company’s business;

●	the Company’s ability to retain its existing subscribers and market and sell its services to new subscribers;

●	whether the Company will continue to receive the services of certain officers and directors;

●	the Company’s ability to protect its intellectual property and operate its business without infringing upon the intellectual property rights of others;

●	the Company’s ability to effectively react to other risks and uncertainties described from time to time in the Company’s filings with the SEC, such as fluctuation of quarterly financial results, reliance on third party consultants, litigation or other proceedings and stock price volatility; and

●	other uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control.

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

As of June 30, 2018, the Company owned, and as of the date of this report the Company owns, 91.8% of the outstanding shares of MoviePass (excluding outstanding MoviePass options and warrants).  MoviePass is the premiere movie theater subscription service in the United States which provides its subscribers the ability to view movie titles for a fixed monthly, quarterly, semi-annual or annual subscription price.

Recent Developments

MoviePass Films

On May 30, 2018 the Company formed MoviePass Films with EFO. The Company owns 51% and EFO owns 49% of MoviePass Films. MoviePass Films focuses on studio-driven content and new film production for theatrical release and other distribution channels.  The Company plans to capitalize on the capabilities of MoviePass to market future MoviePass Films productions to MoviePass subscribers.

Reverse Stock Split

On July 24, 2018, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware effecting the Reverse Stock Split. The Reverse Stock Split did not affect the number of authorized shares of common stock, which, following the Authorized Share Increase, remains at 5,000,000,000 shares. A proportionate adjustment was made to (i) the per share exercise price and the number of shares issuable upon the exercise or conversion of the Company’s outstanding equity awards, options and warrants to purchase shares of common stock and outstanding convertible notes and (ii) the number of shares reserved for issuance pursuant to the Company’s 2014 Equity Incentive Plan. The accompanying condensed consolidated financial statements and notes give retroactive effect to the Reverse Stock Split for all periods presented.

Results of Operations

The following table sets forth period over period change in the percentage of revenues of certain items included in the Company’s Statements of Operations:

	For the Three Months Ended June 30,		Change
	2018	2017	Dollars	% Change
Consulting	$829,606	$1,140,951	$(311,345)	(27)%
Subscription	72,403,640	-	72,403,640	N/A
Marketing and promotional services	935,488	-	935,488	N/A
Total revenues	74,168,734	1,140,951	73,027,783	6,401%
Cost of revenues	178,766,719	917,564	177,849,155	19,383%
Gross (loss)/profit	(104,597,985)	223,387	(104,821,372)	(46,924)%
Operating expenses	22,040,874	2,967,286	19,073,588	643%
Loss from operations	(126,638,859)	(2,743,899)	(123,894,960)	4,515%
Other income (expense), net	42,992,276	(2,466,544)	45,458,820	(1,843)%
Income tax provision	28,719	11,373	17,346	153%
Net loss	$(83,675,302)	$(5,221,816)	$(78,453,486)	1,502%

Loss per share	$(132.47)	$(198.68)	66.21	33%

	For the Six Months Ended June 30,		Change
	2018	2017	Dollars	% Change
Consulting	$1,669,109	$2,499,013	$(829,904)	(33)%
Subscription	119,566,087	-	119,566,087	N/A
Marketing and promotional services	2,376,398	-	2,376,398	N/A
Total revenues	123,611,594	2,499,013	121,112,581	4,846%
Cost of revenues	314,735,695	2,023,049	312,712,646	15,457%
Gross (loss)/profit	(191,124,101)	475,964	(191,600,065)	(40,255)%
Operating expenses	43,246,751	7,578,383	35,668,368	471%
Loss from operations	(234,370,852)	(7,102,419)	(227,268,433)	3,200%
Other income (expense), net	124,685,995	(4,575,095)	129,261,090	(2,825)%
Income tax provision	36,670	41,857	(5,187)	(12)%
Net loss	$(109,721,527)	$(11,719,371)	$(98,002,156)	836%

Loss per share	$(189.33)	$(491.80)	302.47	62%

Comparison of the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017

Revenues. Revenues for the three months ended June 30, 2018 were approximately $74.2 million as compared to revenues of approximately $1.1 million for the three months ended June 30, 2017. The increase was primarily due to the revenues of MoviePass which were offset by a decrease in consulting revenues in the three months ended June 30, 2018.

Gross (Loss) / Profit. The resulting gross loss for the three months ended June 30, 2018 was approximately $104.6 million as compared to a gross profit of approximately $0.2 million for the three months ended June 30, 2017. The decrease is primarily due to operating expenses of MoviePass.

Operating Expenses. Non-research and development operating expenses for the three months ended June 30, 2018 were approximately $21.9 million as compared to approximately $2.1 million for the three months ended June 30, 2017. The increase was primarily due to $3.0 million of stock compensation expense and approximately $16.8 million of additional operating expenses incurred during the three months ended June 30, 2018 due to the acquisitions of MoviePass, the Moviefone Assets and the forming of MoviePass Ventures and MoviePass Films.

Research and Development. Research and development expenses for the three months ended June 30, 2018 were approximately $0.2 million as compared to $0.9 million for the three months ended June 30, 2017. Research and development expenses relate to the development of the RedZone Map app.

Taxes. The Company had income tax provision of $0.03 million and $0.01 for the three months ended June 30, 2018 and 2017, respectively. Tax for the three months ended June 30, 2018 was comprised of minimum state taxes and a provision reconciliation of an over estimate of the tax accrual for the Company’s Indian subsidiary’s audit.

Other Income/(Expense). In order to both fund its operations, including the development of the RedZone Map app, and to obtain the funds necessary to purchase additional shares in MoviePass, the Company issued and sold to several investors Senior Secured Convertible Promissory Notes in September 2016, December 2016, February 2017, August 2017, November 2017, January 2018, and June 2018 having a total principal amount of approximately $352.5 million. As a result of these securities offerings, during the three months ended June 30, 2018, the Company incurred (i) a gain of approximately $100.9 million resulting from the change in market value of derivative and warrant liabilities, (ii) interest expense of approximately $58.2 million, (iii) a gain on the exchange of warrants of approximately $0.3 million and (iv) interest income of approximately $0.01 million. For the three months ended June 30, 2017, the Company incurred (i) a loss of approximately $0.3 million resulting from the change in market value of derivative liabilities, (ii) interest expense of approximately $2.2 million, and (iii) interest income of approximately $0.02 million.

Net Income/(Loss). The Company had a net loss attributable to Helios and Matheson Analytics Inc. of approximately $63.3 million or $132.47 loss per basic and diluted share for the three months ended June 30, 2018 as compared to a net loss attributable to Helios and Matheson Analytics Inc. of approximately $5.2 million or $198.68 loss per basic and diluted share for the three months ended June 30, 2017. The increase in the Company’s net loss is primarily due to the acquisitions of MoviePass, the Moviefone Assets and the forming of MoviePass Ventures and MoviePass Films, including the associated financing costs incurred with the issuance of our senior convertible notes.

Comparison of the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017

Revenues. Revenues for the six months ended June 30, 2018 were approximately $123.6 million as compared to revenues of approximately $2.5 million for the six months ended June 30, 2017. The increase was primarily due to the revenues of MoviePass which were partially offset by a decrease in consulting revenues in the six months ended June 30, 2018.

Gross (Loss) / Profit. The resulting gross loss for the six months ended June 30, 2018 was approximately $191.1 million as compared to a gross profit of approximately $0.5 million for the six months ended June 30, 2017. The decrease is primarily due to operating expenses of Movie Pass.

Operating Expenses. Non-research and development operating expenses for the six months ended June 30, 2018 were approximately $42.9 million as compared to approximately $6.6 million for the six months ended June 30, 2017. The increase was primarily due to $8.8 million of stock compensation expense and approximately $27.5 million of additional operating expenses incurred during the six months ended June 30, 2018 due to the acquisitions of MoviePass, the Moviefone Assets and the forming of MoviePass Ventures and MoviePass Films.

Research and Development. Research and development expenses for the six months ended June 30, 2018 were approximately $0.4 million as compared to $0.9 million for the six months ended June 30, 2017. Research and development expenses relate to the development of the RedZone Map app.

Taxes. The Company had income tax provision of $0.04 million and $0.04 million for the six months ended June 30, 2018 and 2017, respectively. Tax for the six months ended June 30, 2018 was comprised of minimum state taxes and a provision reconciliation of an over estimate of the tax accrual for the Company’s India subsidiary’s audit.

Other Income/(Expense). In order to both fund its operations, including the development of the RedZone Map app, and to obtain the funds necessary to purchase additional shares in MoviePass, the Company issued and sold to several investors Senior Secured Convertible Promissory Notes in September 2016, December 2016, February 2017, August 2017, November 2017, January 2018, and June 2018 having a total principal amount of approximately $352.5 million. As a result of these securities offerings, during the six months ended June 30, 2018, the Company incurred (i) a gain of approximately $203.1 million resulting from the change in market value of derivative and warrant liabilities, (ii) interest expense of approximately $93.7 million, (iii) a gain on the extinguishment of debt of approximately $15.0 million, (iv) a gain on the exchange of warrants of approximately $0.3 million and (iv) interest income of approximately $0.02 million. For the six months ended June 30, 2017, the Company incurred (i) a gain of approximately $0.7 million resulting from the change in market value of derivative liabilities, (ii) interest expense of approximately $5.3 million, and (iii) interest income of approximately $0.04 million.

Net Income/(Loss). The Company had a net loss attributable to Helios and Matheson Analytics Inc. of approximately $58.2 million or $189.33 loss per basic and diluted share for the six months ended June 30, 2018 as compared to a net loss attributable to Helios and Matheson Analytics Inc. of approximately $11.7 million or $491.80 loss per basic and diluted share for the six months ended June 30, 2017. The increase in the Company’s net loss is primarily due to the acquisitions of MoviePass, the Moviefone Assets and the forming of MoviePass Ventures and MoviePass Films, including the associated financing costs incurred with the issuance of our senior convertible notes.

Liquidity and Capital Resources

Cash Flows for the Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

The following table presents a summary of the cash flow activity for the periods set forth below:

	Six Months Ended June 30,
	2018	2017

Net cash (used in) operating activities	$(219,209,083)	$(4,939,042)
Net cash (used in) investing activities	$(1,171,098)	$(295,507)
Net cash provided by financing activities	$210,972,318	$3,920,000
Net(decrease) in cash and cash equivalents	$(9,407,863)	$(1,314,549)
Cash and cash equivalents, beginning of period	$24,949,393	$2,747,240
Cash and cash equivalents, end of period	$15,512,810	$1,433,980

Cash Flows Used in Operating Activities

Cash used in operating activities was $219.2 million in the six months ended June 30, 2018 compared to $4.9 million of cash used in operating activities in the six months ended June 30, 2017. Our consolidated net loss in June 30, 2018 of $109.7 million, included non-cash items of approximately $130.3 million. Non-cash items affecting our net loss included; change in the fair market value of warrant liabilities and derivative liabilities of $189.8 million and $13.2 million, respectively, loss on extinguishment of debt of $15.0 million, share based compensation in exchange for services of $8.8 million, approximately $83.4 million related to accretion and interest expense incurred from derivative instruments, amortization of deferred revenue of $9.1 million, and depreciation and amortization of $2.6 million. The net change in working capital items affecting operating cash flow was $20.8 million, representing an increase in cash provided by operating activities. In the six months ended June 30, 2017 our net loss was $11.7 million and included net non-cash items of $6.6 million, consisting primarily of $1.0 million related to interest expense incurred from derivative instruments, change in fair market value of warrant liabilities and derivative liabilities of $0.1 million and $0.6 million, respectively, and depreciation and amortization of $0.9 million. In the six months ended June 30, 2017, net working capital changes affecting operating cash flow consisted of a $0.1 million cash used in operating activities.

Cash Flows Used in Investing Activities

Cash used in investing activities of $1.2 million in the six months ended June 30, 2018 consisted primarily of cash used towards the purchase of Moviefone. Cash used in investing activities in the six months ended June 30, 2017 consisted primarily of cash used to acquired patents and to purchase equipment.

Cash Flows Provided by Financing Activities

Cash provided by financing activities of $211.0 million consists of proceeds from public offerings and other equity raises in the amount of $176.5 million (net of transaction costs), proceeds from notes payable of $50.1 million, proceeds from the issuance of a note payable and preferred shares of $20 million, settlement of warrant liability of $0.8 million, payment for make-whole interest of $5.0 million, payment of deferred financing fees of $2.2 million and repayment of notes of $27.9 million.

Future Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, proceeds from subscription revenues, proceeds from our equity offerings and prepayments of investor notes payable to us that we received as partial payment for our outstanding convertible notes. As of June 30, 2018 we had cash on hand of $15.5 million and approximately $28.7 million in accounts receivable mostly related to reserve funds held by our merchant processors related to subscription revenues. In addition, in the six months ended June 30, 2018 we issued common stock and warrant units and received proceeds of approximately $124.6 million, net of associated expenses. We filed with the SEC, and the SEC declared effective, a universal shelf registration statement of up to $400 million worth of registered equity securities, of which we utilized approximately $105 million and $180 million in offerings in February and April of 2018, respectively. Under this effective registration statement, we may issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price and terms to be determined at the time of issuance. In April 2018, we entered into the Sales Agreement with Canaccord pursuant to which we may issue and sell from time to time shares of common stock having aggregate sales proceeds of up to $150.0 million through the ATM Offering under which Canaccord acts as our sales agent. We are required to pay Canaccord a commission of 4% of the gross proceeds from the sale of shares of common stock under the Sales Agreement. For the quarter ended June 30, 2018, we sold approximately 0.4 million (100.8 pre-split) shares in the ATM Offering, received $52.7 million net proceeds and paid Canaccord $2.1 million. From June 30, 2018 through August 9, 2018 we have sold an additional 232.4 million shares and received net proceeds of $50.2 million in the ATM Offering. On July 2, 2018, our second universal shelf registration was declared effective under which we may offer for sale up to $1.2 billion of equity securities or debt securities

For the six months ended June 30, 2018, we received gross cash proceeds of approximately $25.1 million with respect to funding under the November 2017 Investor Notes and issued 0.247 million (61.7 million pre-split) shares with respect to the conversion of the November 2017 Notes, including shares related to the make-whole interest provisions of those notes. From June 30, 2018 through August 9, 2018, we received gross cash proceeds of approximately $56.5 million with respect to funding under the November 2017 Investor Notes and January 2018 Investor Note and issued an additional 266.6 million shares with respect to the conversion of our November 2017 Notes and January 2018 Notes. We used the proceeds from the prepayments of such investor notes to redeem approximately $22.8 million of the unrestricted principal of our June 2018 Convertible Notes. As a result of such redemptions, as of August 9, 2018, there was approximately $2.4 million of unrestricted principal (including make-whole interest) outstanding under the June 2018 Convertible Notes.

We will continue to require significant proceeds from sales of our debt or equity securities, including sales of our common stock pursuant to the ATM Offering and conversions of unrestricted principal and make-whole interest under our outstanding convertible notes following payments by investors under investor notes payable to us, each of which will continue to have a significant dilutive effect on our stockholders. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned growth or otherwise further alter our business model, objectives and operations, which could harm our business, financial condition and operating results.

As of June 30, 2018, the Company had approximately $65.4 million in deferred revenue related to subscriptions of its MoviePass service. Deferred revenue represents funds received for monthly, quarterly, semi- annual and annual subscriptions plus amounts associated with gift card purchases. MoviePass has experienced service costs over and above subscription revenue in the fulfillment of subscription services mainly for ticketing and related service fees. Included in the deferred revenue balance is approximately $7.0 million of funds resulting from the acquisition of MoviePass and allocated to service future ticket fulfillment associated with deferred revenue on the acquisition date.

The Company maintains relationships with several payment processing vendors. Our primary merchant processor maintains a reserve fund of a portion of the payments received for annual and other extended term subscription plans. As of June 30, 2018, the amount on deposit with our merchant processor was approximately $25.6 million. This amount is classified as accounts receivable on our balance sheet and is expected to be disbursed to the Company during the course of 2018. The Company intends to use these funds for ticket fulfillment and other general operating costs.

During the six months ended June 30, 2018 and 2017, the Company has received $25.1 million and $4.0 million, respectively, from complex convertible notes containing derivative features associated with conversion rights and stock purchase warrants. In addition, the convertible notes provided for interest to be paid on borrowed and or committed funds as the case may be, generally for minimum periods even when such funds are not outstanding. During the six months ended June 30, 2018 the Company has recognized derivative gain of $13.2 million associated with these securities which in many cases are valued based on the underlying equity securities required to satisfy such derivative features upon exercise or conversion. During the six months ended June 30, 2017, the Company recognized derivative gain of $0.7 million associated with derivative securities. Additionally, during the six months ended June 30, 2018 and June 30, 2017, the Company has recognized non-cash interest expense of $83.4 million and $1.0 million, respectively, associated with these convertible notes and committed funds which have predominantly been settled through the issuance of shares of the Company’s stock. In addition, the Company incurred approximately $10 million, in cash paid for interest associated with outstanding notes and committed funds during the six months ended June 30, 2018.

At June 30, 2018, the Company had outstanding approximately $25.8 million unrestricted principal of convertible notes payable and derivative liability balances of approximately $41.5 million associated with the conversion features of convertible notes.

The Company has experienced net losses and significant cash outflows from cash used in operating activities over periods presented in this report. As of June 30, 2018, the Company had an accumulated deficit of $247,654,083, a loss from operations for the three and six months ended June 30, 2018 of $126,638,859 and $234,370,852, respectively, and net cash used in operating activities for the six months ended June 30, 2018 of $219,209,083.

If the Company is unable to make required payments to its merchant and fulfillment processors, the merchant and fulfillment processors may cease processing payments for MoviePass, which would cause a MoviePass service interruption. Such a service interruption occurred on July 26, 2018. Such service interruptions could have a material adverse effect on MoviePass’ ability to retain its subscribers. This would have an adverse effect on the Company’s financial position and results of operations.

The Company expects to continue to incur net losses and have significant cash outflows for at least the next twelve months. The attainment of profitable operations is dependent on future events, including obtaining adequate financing to fulfill the Company’s growth and operating activities and generating a level of revenues adequate to support the Company’s cost structure. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the condensed consolidated financial statements were issued. These factors raise substantial doubt about the Company’s ability to continue as a going concern. While management plans to raise additional capital from sources such as sales of the Company’s debt or equity securities or loans in order to meet operating cash requirements, there is no assurance that management’s plans will be successful.

The Company also has intangible assets, including goodwill of approximately $79 million, related to the acquisition of MoviePass in December 2017, which is included in the Subscription and Marketing and Promotional Services operating segment, which may be susceptible to impairment as a result of changes in various factors or conditions. Other identifiable intangible assets, including customer relationships, technology and tradenames and trademarks, aggregating to approximately $25.9 million at acquisition, are amortized on a straight-line basis over their estimated useful lives. The Company assesses the potential impairment of goodwill and our finite-lived intangible assets on an annual basis, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of June 30, 2018, the Company evaluated whether any triggering events for goodwill, as defined in ASC 350-35-3C, were deemed to be more likely than not and determined that as of June 30, 2018 they were not. MoviePass has experienced significant subscriber growth in less than nine months growing from approximately 1.0 million subscribers in December 2017 to approximately 3.0 million subscribers as of June 30, 2018. As of August 10, 2018, MoviePass also had approximately 3.2 million subscribers. The Company has implemented several changes to the services offered under the MoviePass subscription plans with the goal of reducing the costs associated with providing the related services. The Company expects to continue raise capital to support these initiatives. Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would impact our results of operations and financial position in the reporting period identified.

Off Balance Sheet Arrangements

As of June 30, 2018, the Company does not have any off-balance sheet arrangements.

Contractual Cash Commitments

For a discussion of our “Contractual Cash Commitments”, refer to Note 15 of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Related Party Transactions

For a discussion of “Related Party Transactions”, refer to Note 16 of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

Item 4. Controls and Procedures

As of June 30, 2018, the Company carried out an evaluation, under the supervision of and with the participation of our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to all timely decisions regarding required disclosures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective due to the existence of the material weakness identified by management at year end December 31, 2017, and as disclosed in our Form 10-K, that we are still in the process of remediating.

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

Part II. Other Information

Item 1. Legal Proceedings

On August 2, 2018, Jeffrey Chang, a purported stockholder of the Company, acting on behalf of himself and a putative class of persons who purchased or otherwise acquired the Company’s common stock between August 15, 2017, and July 26, 2018, filed a class action complaint in the U.S. District Court for the Southern District of New York against the Company and two of its executive officers, Theodore Farnsworth and Stuart Benson (the “August 2, 2018 Complaint”). Jeffrey Chang v. Helios and Matheson Analytics Inc., et. al., Case No. 1:18-cv-6965. The August 2 2018 Complaint alleges, among other things, that the Company’s statements to the market were materially false or misleading. The plaintiffs assert claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5. On August 13, 2018, Jeffrey Braxton, a purported stockholder of the Company, acting on behalf of himself and a putative class of persons who purchased or otherwise acquired the Company’s common stock between August 15, 2017, and July 26, 2018, filed a class action complaint in the U.S. District Court for the Southern District of New York against the Company and two of its executive officers, Theodore Farnsworth and Stuart Benson (the “August 13, 2018 Complaint”). Jeffrey Braxton v. Helios and Matheson Analytics, Inc. et al., Case No. 1:18-cv-07242-UA. The August 13, 2018 Complaint makes substantially identical allegations as the August 2, 2018 Complaint. The Company intends to vigorously defend these matters and believes that they are without merit.

Item 1A. Risk Factors

Our cash and cash equivalents, may not be sufficient to fund our operations for the near future and we may not be able to obtain additional financing.

As of August 9, 2018, we had approximately $26.0 million in available cash and approximately $25.4 million on deposit with our merchant processors for a total of approximately $51.4 million. The funds held by these processors represent a portion of the payments received for annual and other extended term MoviePass subscription plans and future ticket fulfillment, which we classify as current assets on our balance sheet and which we expect to be disbursed to us or utilized during 2018. Historically, our monthly cash deficit has been significant, and as the MoviePass subscriber base increases rapidly, and as we increase our investments in movies through MoviePass Ventures and MoviePass Films, and make other acquisitions, our monthly cash deficit will continue to increase in the coming months.

Our cash and cash equivalents may not be sufficient to fund our operations for the near future and we may not be able to obtain additional financing. We will continue to require significant proceeds from sales of our debt or equity securities, including common stock pursuant to our ATM Offering, among other sources of capital. Furthermore, to the extent we use any net proceeds from sales of our securities for acquisitions of other businesses or financial interests in additional movies (through our subsidiaries, MoviePass Ventures or MoviePass Films), we will need additional capital to offset our monthly cash deficit to the extent resulting from those further investments.

We will continue to require significant proceeds from sales of our debt or equity securities, including sales of common stock pursuant to the ATM Offering and conversions of unrestricted principal and make-whole interest under our outstanding convertible notes following payments by investors under investor notes payable to us, each of which will continue to have a significant dilutive effect on our stockholders. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned growth or otherwise further alter our business model, objectives and operations, which could harm our business, financial condition and operating results.

A failure to make required payments to our merchant and fulfillment processors, could result in a MoviePass service interruption, which could cause a material adverse effect on our financial position and results of operations.

If we are unable to make required payments to our merchant and fulfillment processors, the merchant and fulfillment processors may cease processing payments for MoviePass, which would cause a MoviePass service interruption. Such a service interruption occurred on July 26, 2018. Such service interruptions could have a material adverse effect on MoviePass’ ability to retain its subscribers. This would have a material adverse effect on our financial position and results of operations.

Our common stock may be subject to delisting from The Nasdaq Capital Market.

On June 21, 2018, we received a deficiency letter from the Nasdaq Listing Qualifications Department notifying us that, for the prior thirty consecutive business days, the closing bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rules, we have been given 180 calendar days, or until December 18, 2018 to regain compliance with the Minimum Bid Price Requirement. If we are not in compliance with the Minimum Bid Price Requirement by December 18, 2018, we may be afforded a second 180 calendar day grace period. To qualify, we would be required to meet the continued listing requirements for market value of publicly held shares and all initial listing standards for The Nasdaq Capital Market, except for the Minimum Bid Price Requirement. In addition, we would be required to notify Nasdaq of our intent to cure the deficiency during the second compliance period, which may include, if necessary implementing a reverse stock split.

To regain compliance with the Minimum Bid Price Requirement, effective July 23, 2018, we effected the Reverse Stock Split of our common stock at a ratio of 1 share-for-250 shares. However, since the effectiveness of the Reverse Stock Split, the per share market price of our common stock has fallen below $1.00 and as of August 13, 2018, the closing price was $0.05. As a result, we are not in compliance with the Minimum Bid Price Requirement. If we choose to implement another reverse stock split to regain compliance, it must be completed no later than ten business days prior to December 18, 2018. There can be no assurance that our stockholders would approve another reverse split proposal or that the reverse split will result in a sustained increase in the per share market price for the common stock so we can regain compliance with the Minimum Bid Price Requirement.

If we do not regain compliance with the Minimum Bid Price Requirement by December 18, 2018 and we are not eligible for an additional compliance period at that time, the Staff will provide written notification to us that our common stock may be delisted. At that time, we may appeal the Staff’s decision to a Nasdaq Listing Qualifications Panel (the “Panel”). We would remain listed pending the Panel’s decision. There can be no assurance that, if we do appeal a subsequent delisting determination by the Staff to the Panel, that such an appeal would be successful.

If we are not able to regain compliance with the Minimum Bid Price Requirement, our common stock could be traded on the over the counter market maintained by OTC Markets Group, Inc. In such event, it would become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. Additionally, the sale or purchase of our common stock would likely be made more difficult and the trading volume and liquidity of our common stock would likely decline. A delisting from The Nasdaq Capital Market would also result in negative publicly and would negatively impact our ability to raise capital in the future.

The sale of a substantial amount of our common stock in the public market and the issuance of shares reserved for issuance to consultants and upon conversion of convertible instruments could adversely affect the prevailing market price of our common stock.

As of August 13, 2018 we had 636,867,521 shares of common stock issued and outstanding and the closing sale price of our common stock on August 13, 2018 was $0.050.

The issuances of convertible notes in December, 2016, February, 2017, August, 2017, November 2017, January, 2018 and June, 2018 (collectively, the “Notes”) and the subsequent transactions, resulted in a high volume of activity for our securities. We may engage in similar transactions, which transactions may include registration rights. The issuance of such additional securities and the potential for high volume trades of our common stock in connection with these financings may continue to have a downward effect on our market price. In addition, in connection with the Notes, we issued five-year warrants to a financial advisor, of which 5,035 (1,258,806 pre-split) are currently exercisable, and warrants in public offerings, of which 50,886 (12,721,500 pre-split) are currently exercisable. Future issuance of our common stock upon exercise of these warrants may have a further negative impact on our stock price.

Further, as of August 9, 2018, as a result of the issuance of convertible notes on each of the November 2017 Notes, the January 2018 Notes, and the June 2018 Convertible Notes, 1.3 billion shares of our common stock may be issuable upon conversion of such outstanding debt. Further, this number of shares may increase significantly if there are further conversion price reductions resulting from the full ratchet conversion price adjustment provisions of these Notes, which provide that if we issue securities in certain transactions, such as the ATM Offering, at a price lower than the applicable conversion price of these Notes, then the applicable conversion price of these Notes will be reduced to equal such lower price, resulting in additional shares issuable upon conversion of these Notes. In addition, if our stockholders approve the issuance of all shares issuable upon conversion of the June 2018 Convertible Notes, an additional 3.1 billion shares of common stock may be issuable upon conversion of the June 2018 Convertible Notes. As of August 9, 2018, the Company owes approximately $0.9 million of make-whole interest under the November 2017 Notes, the January 2018 Notes, and the June 2018 Convertible Notes. As such, all of the shares noted above represent shares issuable upon conversion of restricted principal under such convertible debt for which an equivalent amount owed to us under the corresponding investor notes has not yet been paid. Such restricted principal may not, as of the date of this Quarterly Report on Form 10-Q, be converted into any shares of our common stock. However, if holders of these convertible Notes provide additional payments to us under the corresponding investor notes, an amount equal to such payment will become unrestricted principal under these convertible notes that may be converted to our common stock at the election of the holders of these Notes.

The issuance of shares we are obligated to issue, the issuance of shares we may issue in connection with conversion or exercise of our outstanding convertible instruments and shares we may issue in the ATM Offering may result in a higher volume trading of our securities, which may increase dilution of existing investors and further depress the market price of our common stock, which may negatively affect our stockholders’ equity and our ability to raise capital on terms acceptable to us in the future.

Impairment of our intangible assets could result in significant charges that would adversely impact our future operating results.

We have intangible assets, including goodwill of approximately $79 million, related to the acquisition of MoviePass in December 2017, which is included in the Subscription and Marketing and Promotional Services operating segment, which may be susceptible to impairment as a result of changes in various factors or conditions. Other identifiable intangible assets, including customer relationships, technology and tradenames and trademarks, aggregating to approximately $25.9 million at acquisition, are amortized on a straight-line basis over their estimated useful lives. We assess the potential impairment of goodwill and our finite-lived intangible assets on an annual basis, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of June 30, 2018, we evaluated whether any triggering events for goodwill, as defined in ASC 350-35-3C, were deemed to be more likely than not and determined that as of June 30, 2018 they were not. MoviePass has experienced significant subscriber growth in less than nine months growing from approximately 1.0 million subscribers in December 2017 to approximately 3.0 million subscribers as of June 30, 2018. As of August 10, 2018, MoviePass also had approximately 3.2 million subscribers. We have implemented several changes to the services offered under the MoviePass subscription plans with the goal of reducing the costs associated with providing the related services. We expect to continue raise capital to support these initiatives. Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would impact our results of operations and financial position in the reporting period identified.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Quarterly Report, all unregistered sales of our securities were previously disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description
3.1.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 31, 2010).
3.1.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 13, 2011).
3.1.3	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 15, 2011).
3.1.4	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2018).
3.1.5	Certificate of Designations, Preferences and Rights of the Series A Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2018).
3.1.6	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2018).
3.1.7	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2018).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 31, 2010).
4.1	Form of A-2 Warrant issued by the Company in favor of the holder thereof (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2018).
4.2	Form of B-2 Warrant issued by the Company in favor of the holder thereof (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2018).
4.3	Form of Series B-2 Senior Secured Bridge Convertible Note issued by the Company in favor of the holder thereof (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2018).
4.4	Form of Secured Promissory Note issued by the investors in favor of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2018).
10.1*	Asset Purchase Agreement, dated as of April 4, 2018, by and between the Company and Oath Inc.
10.2*	Registration Rights Agreement, dated April 4, 2018, by and between the Company and Oath Inc.
10.3*	Lock-Up Agreement, dated as of April 4, 2018, by and between the Company and Oath Inc.
10.4*	Warrant to Purchase Common Stock, dated April 4, 2108, issued by the Company in favor of Oath Inc.
10.5*	Equity Distribution Agreement, dated April 18, 2018, by and between the Company and Canaccord Genuity LLC.
10.6	Subscription Agreement, dated April 16, 2018, by and between MoviePass Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2018).
10.7	Amendment No. 1 to November Securities Purchase Agreement and Convertible Notes, entered into as of June 1, 2018, by and between the Company and the investor signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2018).
10.8	Amendment No. 2 to January Securities Purchase Agreement and Convertible Notes, entered into as of June 1, 2018, by and between the Company and the investor signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2018).
10.9	Form of Securities Purchase Agreement, dated as of June 21, 2018, by and between the Company and the investors listed therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2018).
10.10	Form of Note Purchase Agreement, by and between the Company and the investor signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2018).
10.11	Form of Master Netting Agreement, by and among the Company and the investor signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2018).
10.12	Form of Guaranty made by MoviePass, Inc. and each direct and indirect subsidiary of MoviePass, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2018).
10.13	Form of Voting and Lockup Agreement, by and between the Company and Theodore Farnsworth (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2018).
10.14	Form of Voting and Lockup Agreement, by and between the Company and Helios & Matheson Information Technology, Ltd. and Helios & Matheson Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2018).

Exhibit Number	Description
10.15	Form of Common Stock Purchase Warrant issued to Palladium Capital Advisors, LLC by the Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2017).
10.16	Form of Voting Agreement by and between the Company and the stockholder signatory thereto (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2018).
10.17	Form of Amendment and Exchange Agreement, dated June 28, 2018, by and between the Company and the holder signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2018).
10.18	Form of Voting Agreement, dated June 28, 2018, by and between the Company and the stockholder signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2018).
10.19	Form of Leak-Out Agreement by and between the Company and the signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2018).
10.20	Amendment No. 1 to the Securities Purchase Agreement, dated as of June 28, 2018, by and between the Company and Hudson Bay Master Fund Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2018).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss; (iii) Condensed Consolidated Statement of Change in Stockholders’ Deficit; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIOS AND MATHESON ANALYTICS INC.

Date: August 14, 2018	By:	/s/ Theodore Farnsworth
Theodore Farnsworth
Chief Executive Officer (Principal Executive Officer)

HELIOS AND MATHESON ANALYTICS INC.

Date: August 14, 2018	By:	/s/ Stuart Benson
Stuart Benson
Chief Financial and Accounting Officer (Principal Financial Officer)

