Form 10-Q
period 2018-09-30
Helios & Matheson Analytics Inc.
filed 2018-11-15
CIK 1040792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

As of November 9, 2018, there were 1,612,561,916 shares of common stock, with $.01 par value per share, outstanding.

HELIOS AND MATHESON ANALYTICS INC.

i

Part I. Financial Information

Item I. Financial Statements

HELIOS AND MATHESON ANALYTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,850,972	$24,949,393
Accounts receivable - less allowance for doubtful accounts of $61,614 and $72,335 at September 30, 2018 and December 31, 2017, respectively	30,722,585	27,470,219
Prepaid expenses and other current assets	3,469,645	3,557,811
Total current assets	39,043,202	55,977,423
Property and equipment, net of accumulated depreciation of $332,447 and $274,587 at September 30, 2018 and December 31, 2017, respectively	379,666	234,035
Intangible assets, net	30,097,399	28,536,782
Goodwill	49,148,120	79,137,177
Investment in films	13,403,433	-
Deposits and other assets	635,172	147,171
Total assets	$132,706,992	$164,032,588

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$17,691,260	$13,144,003
Deferred revenue	27,035,060	54,425,630
Due to related parties	1,150,000	-
Liabilities to be settled in stock	5,988,363	21,320,705
Convertible notes payable, net of debt discount of $0 and $2,444,368 at September 30, 2018 and December 31, 2017, respectively	-	2,061,072
Warrant liability	60,809	67,288,800
Derivative liability	-	4,834,462
Notes payable	2,775,000	-
Total current liabilities	54,700,492	163,074,672
Convertible notes payable, net of current portion and debt discount of $0 and $1,392,514 at September 30, 2018 and December 31, 2017, respectively	-	1,550,555
Notes payable, net of current portion	5,923,250	-
Total liabilities	60,623,742	164,625,227

Commitments and Contingencies

Stockholders’ equity/(deficit):
Preferred stock, $0.01 par value; 2,000,000 shares authorized; 20,500 and 0 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	205	-
Common stock, $0.01 par value; 5,000,000,000 shares authorized; 1,357,590,536 issued and outstanding as of September 30, 2018; 100,000,000 shares authorized; 95,925 issued and outstanding as of December 31, 2017	13,575,906	959
Paid-in capital	461,370,934	150,595,611
Accumulated other comprehensive loss - foreign currency translation	(156,399)	(103,980)
Accumulated deficit	(377,266,866)	(189,495,185)
Total Helios and Matheson Analytics Inc. stockholders’ equity/(deficit)	97,523,780	(39,002,595)
Noncontrolling interest	(25,440,530)	38,409,956
Total stockholders’ equity/(deficit)	72,083,250	(592,639)
Total liabilities and stockholders’ equity/(deficit)	$132,706,992	$164,032,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HELIOS AND MATHESON ANALYTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Consulting	$802,114	$1,173,023	$2,471,223	$3,672,036
Subscription	78,921,951	-	198,488,038	-
Marketing, promotional services, and film revenue	1,615,177	-	3,991,575	-
Total revenues	81,339,242	1,173,023	204,950,836	3,672,036
Cost of revenue	109,635,383	946,308	424,371,078	2,969,357
Gross (loss)/profit	(28,296,141)	226,715	(219,420,242)	702,679
Operating expenses:
Selling, general & administrative	18,121,681	2,243,440	58,340,040	8,023,886
Research and development	85,943	621,754	465,407	1,555,095
Loss on impairment of goodwill	38,524,016	-	38,524,016	-
Depreciation & amortization	1,387,106	437,785	4,036,034	1,302,381
Total operating expenses	58,118,746	3,302,979	101,365,497	10,881,362

Loss from operations	(86,414,887)	(3,076,264)	(320,785,739)	(10,178,683)

Other income/(expense):
Change in fair market value – derivative liabilities	(4,933,938)	(11,115,463)	8,311,106	(10,434,611)
Change in fair market value – warrant liabilities	4,217,981	(17,038,711)	194,058,069	(17,038,711)
Gain/(loss) on the extinguishment of debt	45,516,809	(683,885)	60,524,508	(683,885)
Gain on exchange of warrants	-	-	301,487	-
Interest expense	(95,575,954)	(11,563,078)	(189,305,904)	(16,856,284)
Interest income	4,474	14,436	26,101	51,695
Total other income/(expense)	(50,770,628)	(40,386,701)	73,915,367	(44,961,796)
Loss before income taxes	(137,185,515)	(43,462,965)	(246,870,372)	(55,140,479)
Provision for income taxes	10,283	(2,747)	46,953	39,110
Net loss	(137,195,798)	(43,460,218)	(246,917,325)	(55,179,589)
Net loss attributable to the noncontrolling interest	7,583,015	-	59,145,644	-
Net loss attributable to Helios and Matheson Analytics Inc.	(129,612,783)	(43,460,218)	(187,771,681)	(55,179,589)

Other comprehensive loss – foreign currency adjustment	(23,699)	(7,355)	(52,419)	(6,066)
Comprehensive loss	$(129,636,482)	$(43,467,573)	$(187,824,100)	$(55,185,655)

Basic and diluted loss per share:
Net loss per share attributable to common stockholders – basic and diluted	$(0.20)	$(5.79)	$(0.87)	$(8.35)
Weighted average shares – basic and diluted	642,704,390	7,500,558	216,795,141	6,607,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HELIOS AND MATHESON ANALYTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated other comprehensive	Accumulated	Noncontrolling	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	income	Deficit	Interest	(Deficit)
Balance at December 31, 2017	-	$-	95,925	$959	150,595,611	$(103,980)	$(189,495,185)	$38,409,956	$(592,639)
Settlement of warrant liability for March warrant exchange	-	-	18,186	182	12,893,983				12,894,165
Settlement of warrant liability for June warrant exchange			90,472	905	5,201,195				5,202,100
Warrant liability which ceases to exist	-	-	-	-	53,998,650				53,998,650
Conversion of convertible notes and interest to shares of common stock	-	-	729,185,600	7,291,856	75,253,988				82,545,844
Shares issued for settlement of a liability	-	-	4,909	49	15,670,637				15,670,686
MoviePass shares issued in advance of services	-	-	-	-	324,369				324,369
Share based compensation	-	-	71,760	718	7,197,987				7,198,705
Derivative liability which ceases to exist	-	-	-	-	80,366,991				80,366,991
Equity raise, net of transaction fees	-	-	627,993,083	6,279,931	113,143,948				119,423,879
Shares issued for February public offering	-	-	76,400	764	96,911,616				96,912,380
Reclassification of February public offering to derivative liability	-	-	-	-	(158,944,798)				(158,944,798)
Shares issued for April public offering	-	-	44,000	440	27,677,118				27,677,558
Reclassification of April public offering to warrant liability	-	-	-	-	(33,997,600)				(33,997,600)
Preferred shares issued in conjunction with June notes	20,500	205	-	-	2,773,041				2,773,246
Shares issued in connection with Moviefone acquisition	-	-	10,201	102	7,599,356				7,599,458
Adjustment of noncontrolling interest in connection with the MoviePass Acquisition	-	-	-	-	4,704,842			(4,704,842)	-
Net loss	-	-	-	-	-		(187,771,681)	(59,145,644)	(246,917,325)
Foreign exchange translation	-	-	-	-	-	(52,419)			(52,419)
Balance at September 30, 2018	20,500	$205	1,357,590,536	$13,575,906	$461,370,934	$(156,399)	$(377,266,866)	$(25,440,530)	$72,083,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HELIOS AND MATHESON ANALYTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2018 (Unaudited)	2017 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(246,917,325)	$(55,179,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,036,034	1,302,381
Gain on exchange of warrants	(301,487)	-
Change in fair market value - derivative liabilities	(8,311,106)	10,434,611
Change in fair market value - warrant liabilities	(194,058,069)	17,038,711
(Gain)/loss on extinguishment of debt	(60,524,508)	683,885
Provision for doubtful accounts	(10,721)	8,005
Non-cash interest expense	173,022,046	16,856,284
Impairment of Goodwill	38,524,016	-
Share based compensation in exchange for services	10,186,007	2,251,115
Amortization and impairment of film costs	3,809,548	-
Amortization of deferred revenue	(13,308,643)
Shares issued in advance of services	324,369	-
Change in operating assets and liabilities:
Accounts receivable	(3,241,645)	147,171
Prepaid expenses and other current assets	(2,871,148)	(110,697)
Unbilled receivables	-	(3,388)
Deposits and other assets	(488,001)	(79,823)
Investment in films	(17,212,981)	-
Accounts payable and accrued expenses	10,331,786	(992,962)
Deferred revenue	(14,081,927)	-
Net cash used in operating activities	(321,093,755)	(7,644,296)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of property and equipment	-	1,929
Advanced from related parties	1,150,000	-
Purchases of equipment	(203,491)	(109,785)
Acquisition of intangible asset	-	(195,143)
Payments for acquisition of business net of cash acquired	(1,000,000)	(5,000,000)
Net cash used in investing activities	(53,491)	(5,302,999)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	108,657,986	11,950,000
Redemption of convertible notes payable	(63,856,937)	-
Payment of deferred financing fees	(2,170,328)	-
Payment of Make-Whole Interest	(5,000,000)	-
Payment for exchange warrants	(779,219)
Proceeds from equity raises, net of transaction fees	244,013,817	-
Proceeds from issuance of June notes and preferred shares, net of transaction fees	20,235,925	-
Extinguishment of September Placement note	-	(80,000)
Net cash provided by financing activities	301,101,244	11,870,000

Net change in cash	(20,046,002)	(1,077,295)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(52,419)	(6,066)

Cash, beginning of period	24,949,393	2,747,240

Cash, end of period	$4,850,972	1,663,879

Supplemental disclosure of cash and non-cash transactions:
Cash paid during the period for interest	$16,283,858	253,407
Cash paid for income taxes	$-	5,975
Non-cash investing and financing activities
Conversion of convertible notes and interest to shares of common stock	$82,546,858	10,297,936
Exercise of investor warrants to shares of common stock	$18,875,484	-
Warrant liability which ceases to exist	$53,998,650	-
Change in carrying value of convertible common stock equity	$-	152,763
Debt discount for derivative and warrant liability	$(118,080,530)	-
Derivative ceases to exist - reclassified to paid in capital	$(80,366,991)	4,674,682
Increase in debt for new original issue discount	$27,606,850	7,827,984
Reclassification of warrant from public offering to derivative liability	$(158,944,798)	-
Reclassification of April public offering to warrant liability	$(33,997,600)
Non-cash fees relating to public offering	$(19,100)	-
Issuance of warrants in public offering	$192,942,398
Interest capitalized as debt	$3,345,670
Non-cash consideration for Moviefone acquisition	(13,074,959)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

1.	General

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

On November 9, 2016, the Company acquired Zone Technologies, Inc., a Nevada corporation (“Zone”), a state-of-the-art mapping and spatial analysis company. On December 11, 2017, the Company acquired a majority interest in MoviePass Inc., a Delaware corporation (“MoviePass”), whose primary product offering is MoviePass™, the nation’s premier movie theater subscription service. MoviePass allows its subscribers to see up to three movies a month, from a schedule of select movies, in theaters nationwide, for a low fixed price and additional movies at a discounted price.

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

On May 15, 2018, the Company formed MoviePass Films LLC, a Delaware limited liability company (“MoviePass Films”), to focus on studio-driven content and new film production for theatrical release and other distribution channels. On May 23, 2018, the Company executed a binding letter of intent (the “LOI”) with Emmett Furla Oasis Films LLC (“EFO”) pursuant to which EFO acquired a 49% membership interest in MoviePass Films.

On July 16, 2018, the Company formed 10 Minutes Gone, LLC, a Delaware limited liability company (“10 Minutes Gone”), for the purpose of engaging in the production and distribution of the film 10 Minutes Gone.

On July 16, 2018, 100% of the membership interests in Georgia Film Fund 79, LLC, a Delaware limited liability company (“GFF79”), formed on January 16, 2018 by EFO, for the purpose of engaging in motion picture production was transferred to 10 Minutes Gone.

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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

The Company has determined that there were no adjustments required with respect to the adoption of ASC 606 with respect to any prior periods.

Disaggregation of Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Consulting	$802,114	$1,173,023	$2,471,223	$3,672,036
Subscription	78,921,951	-	198,488,038	-
Marketing, promotional services, and films	1,615,177	-	3,991,575	-
Total revenues	$81,339,242	$1,173,023	$204,950,836	$3,672,036

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

Marketing, Promotional Services, and Films

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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

Goodwill

The Company reviews goodwill for impairment, typically during the fourth quarter of each year, and periodically analyzes whether any indicators of impairment have occurred. The Company performs reviews of each of its reporting units that have goodwill balances. During the third quarter of 2018, due to a significant decline in its MoviePass subscribers resulting primarily from substantial changes made to our service offerings during the third quarter, the Company deemed it more appropriate to assess impairment of goodwill and corresponding intangible assets of the MoviePass reporting unit as of September 30, 2018. In conjunction with the events occurring in the third quarter of 2018, the Company updated its long-term business plan, which was used as the basis for estimating the future cash flows of its reporting units. That plan considered then current economic conditions and trends, estimated future operating results, the Company’s views of growth rates and then-anticipated future economic and regulatory conditions.

The Company determined that the fair value of the MoviePass reporting unit was below its carrying value. Therefore, the Company conducted step two of the impairment test for the MoviePass reporting unit and determined the carrying value of goodwill in the MoviePass reporting unit exceeded its implied fair value, resulting in an impairment charge of $38,524,016. This was as a result of reduced financial projections for the MoviePass reporting unit, due to, among other things, lower than expected actual financial results from this business due to a lower number of subscribers resulting from changes in the MoviePass service offering, which resulted in diminished financial performance relative to its original expectations. Given the foregoing, the Company determined there was greater uncertainty in achieving its prior financial projections and so applied a higher discount rate for purposes of its goodwill impairment analysis. Additionally, modifications of certain cashflow assumptions to reflect the current economic conditions as well as market participant levels were made. These assumptions along with a higher discount rate negatively affected the fair value of the MoviePass reporting unit.

Generally, fair value is determined using a multiple of earnings, or discounted projected future cash flows, and is compared to the carrying value of a reporting unit for purposes of identifying potential impairment. Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future. Goodwill impairment is recognized for any excess of the carrying value of the reporting unit’s goodwill over the its estimated fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

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

The Company recorded amortization expense of $1,363,638 and $430,716 for the three months ended September 30, 2018 and 2017, respectively, and $3,977,211 and $1,284,018 for the nine months ended September 30, 2018 and 2017, respectively.

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

The Company evaluated the MoviePass intangible assets in connection with the MoviePass impairment analysis and did not record any impairment charges in regard to definite-lived intangible assets for the three and nine months ended September 30, 2018 and 2017.

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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

Investment in Films

The Company capitalizes film production costs, including direct costs and production overhead, net of production incentives, for films in production and the cost of acquiring copyright interests in or participation rights to completed but not released films. The Company amortizes film production costs, including the costs to acquire interests or participation rights to direct operating expenses, using the individual film forecast computation method, which amortizes the costs for an individual film in the proportion that the current year’s revenues bear to management’s estimates of the ultimate revenue expected to be recognized from the distribution, exhibition or sale of such film. Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release of the motion picture. As of September 30, 2018, unamortized capitalized investment in film costs were $13,403,433. This balance represents total capitalized costs for the period of $17,212,981 less $3,809,548 of costs related to amortization and impairments.

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

Film Production Incentives

The Company has access to various governmental programs that are designed to promote film production within the United States. Tax credits earned with respect to expenditures on qualifying film production activities, including qualifying capital projects, are included as an offset to the related asset or as an offset to production expenses when we have reasonable assurance regarding the realizable amount of the tax credits.

The unamortized balance includes $2,376,451 representing our investment in participation rights in completed and released films and $11,026,982 in film costs for completed and partially completed films that have yet to be released.

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

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases, (“ASU 2016-02”), which supersedes FASB ASC 840, Leases and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), and ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provide (i) narrow amendments to clarify how to apply certain aspects of the new lease standard, (ii) entities with an additional transition method to adopt the new standard, and (ii) lessors with a practical expedient for separating components of a contract. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the method of adoption and the impact of adopting ASU 2016-02 on its results of operations, cash flows and financial position. We expect to adopt the guidance using the modified retrospective method and practical expedients for transition. The practical expedients allow us to largely account for our existing leases consistent with current guidance except for the incremental balance sheet recognition for lessees. We have started an initial evaluation of our leasing contracts and activities. We do not expect a material change to the timing of expense recognition, but we are early in the implementation process and will continue to evaluate the impact. We are evaluating our existing disclosures and may need to provide additional information as a result of adoption of the ASU.

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (“ASC 718”), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The amendments in ASU 2018-07 expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company has evaluated the impact of ASU 2018-07 on the Company’s consolidated financial statements and determined it will not have a material impact.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (“ASC 820”), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 is intended to improve the effectiveness of fair value measurement disclosures. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2018-13 on the Company’s consolidated financial statements.

4.	Going Concern Analysis

In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the Company’s interim financial statements were issued (November 15, 2018). Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due before November 15, 2019.

The Company is subject to a number of risks similar to those of other big data technology, technology consulting companies and subscription based businesses, including its dependence on outside sources of capital, the Company’s ability to maintain and grow its subscriber base, uncertainty of generation of revenues and positive cash flow, dependence on key individuals, risks associated with research, development, testing, and successful protection of intellectual property, and the Company’s susceptibility to infringement on the proprietary rights of others. The attainment of profitable operations is dependent on future events, including obtaining adequate financing to fulfill the Company’s growth and operating activities and generating a level of revenues adequate to support the Company’s cost structure.

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years. As of September 30, 2018, the Company had an accumulated deficit of $377,266,866, a loss from operations for the three and nine months ended September 30, 2018 of $86,414,887 and $320,785,739, respectively, and net cash used in operating activities for the nine months ended September 30, 2018 of $321,093,755.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

The Company expects to continue to incur net losses and have significant cash outflows for at least the next twelve months. As of September 30, 2018, the Company had cash and a working capital deficit of $4,850,972 and $15,657,290, respectively, compared to $24,949,393 and $107,097,249 as of December 31, 2017. Of the working capital deficit at September 30, 2018, $60,809 pertained to warrant and derivative liabilities classified on the balance sheet within current liabilities. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the condensed consolidated financial statements were issued. While management will look to continue funding operations by raising additional capital from sources such as sales of the Company’s debt or equity securities or loans in order to meet operating cash requirements, there is no assurance that management’s plans will be successful.

The Company obtained convertible debt financing for up to $60,000,000 in gross proceeds on January 11, 2018, of which the Company had received $31,000,000 in gross proceeds as of September 30, 2018, which the Company used (i) to increase the Company’s ownership interests or other rights and interests in MoviePass; (ii) to satisfy certain indebtedness; and (iii) for general corporate purposes and transaction expenses. The Company may also use the proceeds to make other acquisitions. Additionally, during the second and third quarter of 2018, the Company received $58,959,736 in gross proceeds related to the convertible debt financing obtained on November 7, 2017.

On June 26, 2018, the Company obtained preferred stock and convertible debt financing for up to $139,400,000 in gross proceeds, of which the Company had received $20,500,000 in gross proceeds as of September 30, 2018, which the Company used for general corporate purposes and transaction expenses.

As of September 30, 2018, the Company had no outstanding unrestricted principal under the Senior Convertible Notes issued to institutional investors on November 7, 2017 and January 23, 2018, respectively, and there remained $49,388,861 in restricted principal for which a corresponding amount of principal under the investor notes remains to be paid to the Company by the holders of those convertible notes.

In order to facilitate the Company’s further access to capital, in January 2018 the Company filed a shelf registration statement on form S-3 that was declared effective by the SEC on February 9, 2018, which allows the Company to offer and sell up to $400,000,000 of its equity or equity-linked securities. Using the shelf registration statement, the Company completed an underwritten public offering of common stock and warrants for gross proceeds of $105,050,000 on February 13, 2018. The total net proceeds to the Company from the February 2018 public offering were $96,912,380. The Company also completed an underwritten public offering of common stock and warrants for gross proceeds of approximately $30,250,000 on April 23, 2018. The total net proceeds to the Company from the April 2018 public offering were $27,677,558.

On April 18, 2018, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with Canaccord Genuity LLC (“Canaccord”) under which the Company could offer and sell under the shelf registration statement up to $150,000,000 of its common stock at prevailing market prices in a continuous at-the market offering (the “ATM Offering”) through its sales agent Canaccord. The Company used the net proceeds from the ATM Offering to increase the Company’s ownership stake in MoviePass and to support the operations of MoviePass and MoviePass Ventures, to satisfy a portion or all of any amounts due and payable in connection with the convertible notes issued on November 7, 2017, January 23, 2018 and June 26, 2018, and for general corporate purposes and transaction expenses. As of September 30, 2018, the Company sold approximately 627,933,083 shares, and received net proceeds of approximately $119,423,879, pursuant to the ATM Offering. The Sales Agreement was terminated on October 1, 2018, and, as a result, no further offers or sales of the Company’s common stock will be made pursuant to the ATM Offering.

Without raising additional capital, there is substantial doubt about the Company’s ability to continue as a going concern through November 15, 2019. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company’s cost structure.

Notice of Potential Delisting from NASDAQ

On June 21, 2018, the Company received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the prior 30 consecutive business days, the closing bid price for the Company’s common stock has closed below a minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)” or the “Minimum Bid Price Requirement”).

In accordance with Nasdaq Listing Rule 5810(b), the Company has been given 180 calendar days, or until December 18, 2018 to regain compliance with Rule 5550(a)(2).

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

The Special Meeting of Stockholders scheduled to be held on November 14, 2018 to provide stockholders with an opportunity to vote on the proposed reverse stock split in a ratio of 1 share-for-2 shares up to a ratio of 1 share-for-500 shares has been cancelled. The Company was presenting the reverse stock split proposal in an effort to regain compliance with the Rule 5550(a)(2). Since the Company will not be able to effect a reverse stock split ten business days prior to December 18, 2018, absent an extension by The Nasdaq Capital Market (of which there can be no assurance) the Company believes that our common stock will be subject to delisting from The Nasdaq Capital Market, which would adversely impact the liquidity and marketability of our common stock. The Company intends to monitor the closing bid price of its common stock and consider its available options to resolve its noncompliance with Rule 5550(a)(2).

If the Company does not regain compliance with Rule 5550(a)(2) by December 18, 2018, the Company may be afforded a second 180-calendar day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the Minimum Bid Price Requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the deficiency during the second compliance period, which may include, if necessary, implementing a reverse stock split. If the Company is afforded additional time to regain compliance (of which there can be no assurance), the Board of Directors of the Company plans to call a special meeting as soon as practicable with a new record date for the Company’s stockholders to vote on a reverse stock split in an effort to regain compliance with Rule 5550(a)(2). Even if the Company is eligible for an additional compliance period, Nasdaq may decline to grant the Company an additional compliance period in its discretion.

If the Company does not regain compliance with Rule 5550(a)(2) by December 18, 2018, and is either not eligible for an additional compliance period at that time or Nasdaq declines to grant the Company an additional compliance period in Nasdaq’s discretion, the Staff will provide notice to the Company that its securities will be subject to delisting. At that time, the Company may appeal the Staff’s delisting determination to a Nasdaq Listing Qualifications Panel (“Panel”). The Company would remain listed pending the Panel’s decision.

On August 25, 2018, Carl J. Schramm resigned from the Board of Directors of the Company and each committee of the Board of Directors which he was a member, including the Audit Committee. As a result, the Company is no longer compliant with Nasdaq Listing Rule 5605(b)(1), which requires that a majority of the Board of Directors of the Company be independent, and Nasdaq Listing Rule 5605(c)(2)(A), which requires that the Audit Committee have at least three independent directors.

In accordance with Nasdaq Listing Rules, on August 27, 2018, the Company notified Nasdaq of Mr. Schramm’s resignation and non-compliance with the above Nasdaq Listing Rules. Nasdaq responded on September 6, 2018 with a notification letter confirming the Company’s non-compliance with Nasdaq’s independent director and audit committee requirements as set forth above. Nasdaq advised that, pursuant to Nasdaq Listing Rules 5605(b)(1)(A) and 5605(c)(4), the Company will have until the following to cure the deficiencies caused by Mr. Schramm’s departure:

●	until the earlier of the Company’s next annual shareholders’ meeting or August 25, 2019; or

●	if the next annual shareholders’ meeting is held before February 21, 2019, then the Company must evidence compliance no later than February 21, 2019.

The Board of Directors of the Company intends to appoint a new independent director who satisfies the applicable requirements of the Nasdaq Listing Rules to serve on the Company’s Board of Directors and Audit Committee prior to the expiration of the cure period.

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

The Company has made a provisional allocation of the purchase price of the MoviePass Transaction to the assets acquired and the liabilities assumed as of the acquisition date. The following table summarizes the provisional purchase price allocations relating to the MoviePass Transaction:

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

In addition, from April 16, 2018 through September 30, 2018 the Company has advanced MoviePass, $187,285,000 for operational funding. Such amount remains payable to the Company by MoviePass and has been eliminated in consolidation for financial reporting purposes.

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

The following table summarizes the consideration paid for Moviefone by the Company, and the amounts of assets acquired, and liabilities assumed and recognized at the acquisition date:

Purchase consideration:	Moviefone
Cash	$1,000,000
Common shares issued	7,599,459
Warrants for common shares issued	5,475,500
Fair value of consideration transferred	$14,074,959

Trade names and trademarks	$4,640,000
Technology	340,000
Customer relationships	560,000
Goodwill	8,534,959
Total purchase price allocation	$14,074,959

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

MoviePass Films

On May 23, 2018, the Company entered into the LOI with EFO, pursuant to which EFO acquired a 49% membership interest in MoviePass Films. Pursuant to the LOI, the Company capitalized MoviePass Films with an initial capital contribution of $2,000,000 in cash and retained a 51% interest in MoviePass Films and capitalized MoviePass Films with an additional $4,200,000 as of September 30, 2018, for a total of $6,200,000 capitalized by the Company as of September 30, 2018.. EFO has assigned its rights in a film output agreement of EFO to MoviePass Films. MoviePass Films has begun operations, and the Company and EFO are finalizing the long form agreements that will further define the relative rights and duties of the Company and EFO with respect to MoviePass Films. In accordance with the LOI, as of September 30, 2018, the Company is committed to contribute 16,000 (4,000,000 pre-split) shares of common stock of the Company to EFO.

The Company has not performed the valuation studies required to value film output agreement assigned to MoviePass Films by EFO.

The Company has a 51% membership interest in MoviePass Films and the right to designate three out of five of the members of its board of managers and accordingly has consolidated the results of MoviePass Films with those of the Company.

6.	Net Loss Per Share Attributable to Common Stockholders

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

The following table shows the outstanding dilutive common shares excluded from the diluted net loss per share attributable to common stockholder’s calculation as they were anti-dilutive:

	September 30,	December 31,
	2018	2017
Warrants	67,468	38,526
Conversion features on convertible notes	-	5,482
Total potentially dilutive shares	67,468	44,008

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

7.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Vendor deposits	$2,293,641	$147,533
Tax	105,503	108,433
Deposits	-	230,711
Insurance	167,016	86,181
Professional fees and services	61,359	33,333
Deferred stock compensation	250,333	2,885,278
Rent	-	52,650
Other	591,793	13,692
Total prepaid expenses and other current assets	$3,469,645	$3,557,811

8.	Intangible Assets, net and Goodwill

The following table sets forth the major categories of the Company’s intangible assets and the estimated useful lives as of September 30, 2018 and December 31, 2017 for those assets that are not already fully amortized:

			September 30, 2018
	Estimate Useful Life (Years)	Gross Carrying Amount	Acquisitions	Accumulated Amortization	Impairments	Net Book Value
Customer relationships	7	$2,560,000	560,000	(334,043)	-	2,785,957
Technology	3	8,070,000	340,000	(3,773,338)	(1,210)	4,635,452
Tradenames and trademarks	10-20	19,873,224	4,640,000	(2,013,260)	-	22,499,964
Patents	12	196,353	-	(20,327)	-	176,026
		$30,699,577	5,540,000	(6,140,968)	(1,210)	30,097,399

			December 31, 2017
	Estimate Useful Life (Years)	Gross Carrying Amount	Acquisitions	Accumulated Amortization	Impairments	Net Book Value
Customer relationships	7	$-	$2,560,000	$(20,645)	$-	$2,539,355
Technology	3	4,270,000	3,800,000	(1,700,431)	-	6,369,569
Tradenames and trademarks	10-20	1,977,000	19,550,000	(433,588)	(1,653,776)	19,439,636
Broker relationships	5	4,200	-	(962)	(3,238)	-
Patents	12	196,353	-	(8,131)	-	188,222
		$6,447,553	$25,910,000	$(2,163,757)	$(1,657,014)	$28,536,782

The Company recorded amortization expense of $1,363,638 and $430,716 for the three months ended September 30, 2018 and 2017, respectively, and $3,977,211 and $1,284,018 for the nine months ended September 30, 2018 and 2017, respectively.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

The following table outlines estimated future annual amortization expense for the next five years and thereafter:

September 30,
Remaining 2018	$1,363,077
2019	5,246,717
2020	3,957,471
2021	2,678,569
2022	2,648,976
Thereafter	14,202,589
$30,097,399

Goodwill represents the difference between purchase cost and the fair value of net assets acquired in business acquisitions. Goodwill and indefinite lived intangible assets are tested for impairment annually as of December 31st and more often if a triggering event occurs, by comparing the fair value of each reporting unit to its carrying value. During the third quarter of 2018, due to a significant decline in its MoviePass subscribers resulting primarily from changes made to service offerings during the third quarter, the Company deemed it appropriate to assess goodwill impairment of the MoviePass reporting unit as of September 30, 2018. Due to the complexity and the effort required to estimate the fair value of the reporting units in step one of the impairment test and to estimate the fair value of all assets and liabilities of the reporting units in the second step of the test, the fair value estimates were derived based on preliminary assumptions and analyses that are subject to change. Based on our preliminary analyses, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the reporting units of the Subscription and Marketing, Promotional Services, and Films segment. As a result, we recorded our best estimate of $38,524,016 for the goodwill impairment charge in the three months ended September 30, 2018, which is included in impairment of goodwill on the condensed consolidated statements of operations and comprehensive income/(loss). Any adjustments to the estimated impairment loss following the completion of the measurement of the impairment will be recorded in the fourth quarter of 2018.

The Company used a discounted cash flow model, to determine the fair value of the reporting unit.  Key assumptions within the analysis included revenue projections, revenue growth assumptions, adjustments for the latest subscriber information, revisions to the current costs of the subscription program including limitations on visits per month and first run movies, revenue growth assumptions, expectations for working capital and capital expenditure needs discount rates, and the effective tax rate that the Company determined to be appropriate. Revenue projections reflected declines in the current and next year, and revenues are expected to moderate to a terminal growth rate of 3%. The discount rate was 49.4% and the effective tax rate was 28%.

Balance as of December 31, 2017	$79,137,177
Acquisition of Moviefone	8,534,959
Impairment of a portion of MoviePass	(38,524,016)
Balance as of September 30, 2018	$49,148,120

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

9.	Accounts Payable and Accrued Expenses

As of September 30, 2018 and December 31, 2017, accounts payable and accrued expenses consisted of the following:

	September 30, 2018	December 31, 2017
Accounts payable	$5,292,213	$5,087,060
Accrued ticket expense	1,174,638	4,743,582
Accrued professional fees	1,763,670	597,187
Accrued credit card fees	-	782,670
Accrued payroll expense	4,111,418	312,149
Accrued other expense	3,755,564	852,840
Accrued interest	1,593,757	768,515
Total accounts payable and accrued expenses	$17,691,260	$13,144,003

10.	Senior Secured Convertible Notes and Warrants and Unit Offerings

February 2017 Notes

On February 8, 2017, the Company issued two Senior Secured Convertible Notes (the “February 2017 Notes”) to an institutional investor (the “Investor”) in the aggregate principal amount of $5,681,818 for consideration consisting of a secured promissory note payable by the Investor to the Company in the principal amount of $5,000,000 (the “February 2017 Investor Note”), which offsets the February 2017 Notes of the same amount. Upon issuance, the initial principal balance of $681,818 of the February 2017 Notes was accounted for as an original issuance discount and accreted into interest expense over the life of the February 2017 Notes. As cash is received from the February 2017 Investor Note, and the related principal amount of the February 2017 Notes increases accordingly, a derivative liability related to the conversion feature embedded within the February 2017 Notes is recorded as a debt discount, and accreted into interest expense over the life of the February 2017 Notes using the effective interest method, and any excess value over the amount of cash received is expensed immediately to interest expense. In addition, February Placement Agent Warrants were also issued (See The Placement Agent Notes and Warrants below), recognized as liabilities pursuant to their terms and recorded as a debt discount, and accreted into interest expense over the life of the February 2017 Notes using the effective interest method, and any excess value over the amount of cash received is expensed immediately to interest expense. The February 2017 Notes had a maturity date of October 8, 2017.

As of December 31, 2017, the Investor had fully funded the February 2017 Investor Note and had subsequently converted the aggregate principal amount due under the February 2017 Notes and approximately $49,000 of interest into 7,411 (1,852,886 pre-split) shares of the Company’s common stock in full payment of the February 2017 Notes. On any principal balance owed by the Company to the Investor, a 6% interest obligation was due quarterly and calculated on a 360-day basis. For the three and nine months ended September 30, 2017, the Company had interest expense of $42,750 and $173,963, respectively. In a letter agreement executed on August 27, 2017, in consideration for the prepayment in the amount of $2,500,000, on the February 2017 Investor Note, which the Investor subsequently made on August 28, 2017, the Investor and the Company agreed that the Investor would have the right, but not the obligation, until December 31, 2017, to effect an exchange (the “Share Exchange”) of 3,365 (841,250 pre-split) shares of the Company’s common stock (the “Exchange Shares”) for one or more senior secured convertible promissory notes in the form of the February Additional Note (the “New Note”), with the right to substitute the alternate conversion price of the New Note with the alternate conversion price of the Company’s Series B Senior Secured Convertible Note (the “Series B Note”) that was issued on August 16, 2017. Any New Note issued was in a principal amount equal to the product of the prepayment amount ($2,500,000) multiplied by a fraction, the numerator of which was the number of the aggregate shares being tendered to the Company in the Share Exchange and the denominator of which was 3,365 (841,250 pre-spilt). The maturity date of any New Note was 45 days following the issuance of the New Note, and the conversion price of the New Notes was $1,125 ($4.50 pre-split), or, at the election of the Investor, the Investor could convert at the Alternate Conversion Price. The Alternate Conversion Price was defined as either (A) the lower of (i) $1,125 ($4.50 pre-split) and (ii) the greater of (I) $1,000 ($4.00 pre-split) and (II) 85% of the quotient of (x) the sum of the volume weighted average price of the common stock for each of the 5 consecutive trading days ending on the trading day immediately preceding the delivery of the Conversion Notice, divided by (y) 5 or (B) that price which shall be the lowest of (i) $750 ($3.00 pre-split) and (ii) the greater of (I) the Floor Price then in effect and (II) 85% of the quotient of (x) the sum of the volume weighted average price of the Company’s common stock for each of the 5 consecutive trading days ending and including the date of the alternate conversion, divided by (y) 5. The Floor Price was defined as $750 ($3.00 pre-split) through October 4, 2017 and $125 ($0.50 pre-split) following October 4, 2017. On October 23, 2017, the Company and the Investor entered into a Third Amendment and Exchange Agreement (the “Third Exchange Agreement”) for the purpose of exchanging the New Note for 3,789 (947,218 pre-split) shares of common stock (the “New Exchange Shares”) and rights (the “Rights”) to receive 2,211 (552,782 pre-split) additional shares of common stock. As partial consideration for the New Exchange Shares and the Rights, the Investor agreed, among other things, to terminate the Investor’s right to exchange the remaining Exchange Shares for New Notes. The termination of these rights is accounted for as financing fees associated with the February 2017 Notes, valued at $19,950,000 based on the trading price of the Company’s stock on the date of the Third Exchange Agreement and recorded as interest expense.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

August 2017 Notes

On August 16, 2017, the Company issued to the Investor three Senior Secured Convertible Notes (the “August 2017 Notes”) in the aggregate principal amount of $10,300,000 and a 5-year warrant for the purchase of 7,572 (1,892,972 pre-split) shares of the Company’s common stock at an exercise price of $812.50 ($3.25 pre-split) per share (the “Investor Warrant”) for consideration consisting of a secured promissory notes payable by the Investor to the Company (the “August 2017 Investor Notes”) in the principal amount of $8,800,000 and $220,000, which offset the August 2017 Notes of the same amount. The August 2017 Notes had a maturity date of April 16, 2018 and the Investor Warrant had an expiration date of April 16, 2022. The $220,000 secured promissory note payable by the Investor was issued in exchange for a $250,000 Senior Secured Convertible Note; therefore, a discount of $30,000 was recognized upon issuance and accreted into interest expense over the life of the note using the effective interest method. Upon issuance, the Investor Warrant, which was determined to be a liability, was recorded at fair value and accounted for as an original issuance discount to the August 2017 Notes. The excess in value of the Investor Warrant over the August 2017 Notes upon issuance was recorded as interest expense, while the initial principal balance was recorded as a debt discount and accreted into interest expense over the life of the August 2017 Notes.

At December 31, 2017, the contracted conversion prices for the August 2017 Notes, which included an Initial Series A Note, an Additional Series A Note and the Series B Note, were $1,000 ($4.00 pre-split) for the Initial Series A Note and the Additional Series A Note and $750 ($3.00 pre-split) for the Series B Note. As of December 31, 2017, the Investor had fully prepaid the August 2017 Investor Note and converted $5,794,560 in principal amount, plus accrued interest, of the August 2017 Notes into 5,931 (1,482,639 pre-split) shares of the Company’s common stock. On any principal balance owed by the Company to the Investor, a 6% interest obligation was due quarterly and calculated on a 360-day basis. For the three and nine months ended September 30, 2018, the Company had $0 and $37,126, respectively, of interest expense pertaining to the unpaid principal amount of the August 2017 Notes. The full outstanding principal balance of $4,677,899 and accrued interest of $37,126 were converted to 4,678 (1,169,475 pre-split) shares of the Company’s common stock on February 20, 2018. As of September 30, 2018, the unpaid principal amount of the August 2017 Notes owed to the Investor was $0.

The Investor Warrant included anti-dilution provisions. The anti-dilution provisions were triggered when the Company issued a new senior convertible note to the Investor in the aggregate principal amount of $697,000 (the “Exchange Note”) in September 2017. Because the Exchange Note had a conversion price of $750 ($3.00 pre-split) per share, which was lower than the Investor Warrant per share exercise price of $812.50 ($3.25 pre-split), the number of shares of the Company’s common stock issuable to the Investor pursuant to the Investor Warrant was increased from 7,572 (1,892,972 pre-split) to 8,203 (2,050,720 pre-split) and the per share exercise price of the Investor Warrant was decreased from $812.50 ($3.25 pre-split) to $750 ($3.00 pre-split). As of December 31, 2017, the Investor had elected, in a cashless transaction, to exercise the Investor Warrant to purchase 6,860 (1,715,006 pre-split) shares of common stock and also paid the Company the sum of $977,142 to exercise the Investor Warrant for an additional 1,303 (325,714 pre-split) shares of common stock. On November 21, 2017 in conjunction with the Fourth Amendment and Exchange Agreement entered into between the Investor and the Company, the remaining 40 (10,000 pre-split) shares of common stock subject to the Investor Warrant were exchanged for a new warrant (the “Exchange Warrant”). The Exchange Warrant, which was determined to be a liability and was recorded at fair value, was in substantially the form of the Investor Warrant, except that:

●	The Exchange Warrant had an exercise price of $3,578 ($14.31 pre-split).

●	The expiration date of the Exchange Warrant was November 21, 2022.

●	The Exchange Warrant could not be exercised for the purchase of shares of common stock unless the stockholders of the Company approve the issuance in compliance with the rules and regulations of The Nasdaq Capital Market, which stockholder approval was obtained at a special meeting of the Company’s stockholders in October 2017.

●	The Exchange Warrant was subject to redemption, refund or alternate cashless exercise after the August 2017 Notes were no longer outstanding (or on or after February 16, 2018 if the Company failed to remain current in its filings or an event of default under the August 2017 Notes occurred).

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

The Company elected to defer payment of the Make-Whole Interest by capitalizing the full balance under the same terms as the original November 2017 Notes. On January 2, 2018, an additional $646,263 of interest was capitalized and added to the principal balance of the November 2017 Notes and on January 26, 2018, investors redeemed principal of $2,894,062 in exchange for cash. On April 2, 2018 and July 2, 2018, an additional $1,028,730 and $714,977 of interest respectively, was capitalized and added to the principal balance of the note. As of September 30, 2018, the entire capitalized balance was converted to shares of the Company’s common stock and the outstanding balance owed on the capitalized Make-Whole Interest was $0.

The November 2017 Notes have a maturity date of November 7, 2019. On any unfunded principal balance of the November 2017 Investor Notes the Company owed to the investors a 5.25% interest obligation which is due quarterly and calculated on a 360-day basis. For the funded portion of the November 2017 Notes the Company has a 10% interest obligation. The initial conversion price for the November 2017 Notes, which includes both the November Initial Note and November Additional Note, was $3,015 ($12.06 pre-split). However, the conversion price may be adjusted upon obtaining stockholder approval in accordance with Nasdaq Listing Rule 5635(d) of the issuance of our common stock at any conversion price below $3,015, which may result from full ratchet conversion price adjustments required by the November 2017 Notes in the event of certain issuances below the initial conversion price. Such stockholder approval was obtained at the stockholders meeting held in February 2018. As a result, during the second and third quarters of 2018, in conjunction with the April 2018 Offering and the sale of shares in the ATM Offering at prices lower than the initial conversion price, the conversion price for the November 2017 Notes has been reduced, and as of September 30, 2018, the conversion price was $0.02.

During the second and third quarters of 2018, the Company received cash prepayments on the November 2017 Investor Notes of $58,959,736, of which $58,959,736 of principal and $8,252,583 of accrued interest, were converted into 612,792 (58,905,544 pre-split) shares of the Company’s common stock during the nine months ended September 30, 2018. As of September 30, 2018, there was no outstanding unrestricted principal under the November 2017 Notes and $20,388,861 in restricted principal outstanding for which there was a corresponding amount due under corresponding November 2017 Investor Notes. For the three and nine months ended September 30, 2018, the Company recognized $261,657 and $5,994,771 of interest expense pertaining to the November 2017 Notes and had $261,657 of accrued interest as of September 30, 2018.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

On June 1, 2018, the Company entered into an amendment to the securities purchase agreement between the Company and the institutional investors holding the November 2017 Notes to reduce the number of shares of common stock required to be reserved for issuance under the November 2017 Notes from 200% to 110% of the maximum number of shares of common stock issuable upon conversion of the November 2017 Notes until the earlier of the January 2018 Notes Stockholder Approval Date (as defined below) and August 1, 2018. After such date, the required reserve amount will be increased back to 200%. As more fully described in Note 19 – Subsequent Events, the Securities Purchase Agreement between the Company and certain institutional investors pursuant to which the Company issued the November 2017 Notes was amended to reduce the number of shares of common stock of the Company required to be reserved for issuance under the November 2017 Notes to 100% of the maximum number of shares of common stock of the Company issuable upon conversion of the November 2017 Notes.

MoviePass has guaranteed the obligations arising under the November 2017 Notes.

January 2018 Notes

On January 23, 2018, pursuant to a securities purchase agreement (the “January Securities Purchase Agreement”) entered into by the Company and an institutional investor the Company sold and issued senior convertible notes in the aggregate principal amount of $60,000,000 (collectively, the “January 2018 Notes”), consisting of (i) a Series A-1 Senior Bridge Subordinated Convertible Note in the aggregate principal amount of $25,000,000 (the “Series A-1 Note”) and (ii) a Series B-1 Senior Secured Bridge Convertible Note in the aggregate principal amount of $35,000,000 (the “Series B-1 Note”) for consideration consisting of (i) a cash payment in the aggregate amount of $25,000,000, and (ii) a secured promissory note payable by the buyer to the Company (the “January 2018 Investor Note”) in the aggregate principal amount of $35,000,000 which is subject to a master netting agreement between the Company and the buyer (collectively, the “January 2018 Financing”). In conjunction with the prepayment of the January 2018 Investor Note the Company was also obligated to pay the buyer interest which would have accrued with respect to the outstanding balance for the period from the redemption date through the maturity date (the “January Make-Whole Interest”). As cash is received from the January 2018 Investor Note, and the related principal amount of the January 2018 Notes increases accordingly, a derivative liability related to the conversion feature and the January Make-Whole Interest feature embedded within the January 2018 Notes is recorded as a debt discount and any excess value over the amount of cash received is expensed immediately to interest expense. In addition, January Placement Agent Warrants were also issued (See The Placement Agent Notes and Warrants below), recognized as liabilities pursuant to their terms and recorded as a debt discount, and accreted into interest expense over the life of the January 2018 Notes using the effective interest method, and any excess value over the amount of cash received was expensed immediately to interest expense.

The Company elected to defer payment of the January Make-Whole Interest by capitalizing the full balance under the same terms as the original January 2018 Notes. On April 2, 2018, $352,187 and July 2, 2018, $468,180 of interest, respectively, was capitalized and added to the principal balance of the note. As of September 30, 2018, the entire capitalized was converted to shares of the Company’s common stock and the outstanding balance owed on the capitalized Make-Whole Interest was $0.

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

The January 2018 Notes have an initial conversion price of $2,860 ($11.44 pre-split) per share. However, pursuant to the January Securities Purchase Agreement, the Company was required to seek stockholder approval in accordance with Nasdaq Listing Rule 5635(d) of the issuance of our common stock at a conversion price per share as low as $1.83 following the occurrence of an event of default or otherwise at any conversion price below $2,860 which may result from full ratchet conversion price adjustments required by the January 2018 Notes in the event of certain issuances below the initial conversion price. Such stockholder approval was obtained on July 23, 2018. As a result, in conjunction with the April 2018 Offering and the sale of shares in the ATM Offering at prices lower than the initial conversion price, the conversion price for the January 2018 Notes has been reduced, and as of September 30, 2018, the conversion price was $0.02.

The Company is required to redeem the January 2018 Notes (i) at the option of the buyer from and after June 7, 2018; (ii) at the option of the buyer if the Company completes a subsequent public or private offering of debt or equity securities, including equity-linked securities (subject to certain excluded issuances); (iii) upon the occurrence of an Event of Default, including a Bankruptcy Event of Default (each, as defined in the January 2018 Notes); or (iv) in the event of a Change of Control (as defined in the January 2018 Notes). With the exception of a redemption required by an Event of Default (as defined in the January 2018 Notes), which may be paid with cash or shares of the Company’s common stock at the election of the buyer, the Company will be required to redeem the January 2018 Notes with cash. All amounts outstanding under the January 2018 Notes are secured by the January 2018 Investor Note and all proceeds therefrom. The January 2018 Notes are not secured by, and the buyer does not have a lien on, any assets of the Company other than the January 2018 Investor Note.

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

During the third quarter of 2018, the Company received cash payments on the January 2018 Notes of $6,000,000, of which $6,000,000 of principal and $909,021 of accrued interest, were converted into 109,897,912 shares of the Company’s common stock during the third quarter of 2018. Additionally, during the third quarter of 2018, the Company converted principal under the January 2018 Notes in the amount of $820,367, and interest of $128,068 into 1,896,872 shares of the Company’s common stock. As of September 30, 2018, there was no outstanding unrestricted principal on the January Notes. For the three and nine months ended September 30, 2018, the Company recognized $372,167 and $1,182,130 of interest expense pertaining to the January 2018 Notes and had $372,167 of accrued interest as of September 30, 2018.

On June 1, 2018, the Company and the buyer entered into an amendment to the January Securities Purchase Agreement and the January 2018 Notes to reduce the number of shares of common stock required to be reserved for issuance under the January 2018 Notes from 200% to 100% of the maximum number of shares of common stock issuable upon conversion of the January 2018 Notes until the earlier of (1) the date stockholders approve resolutions providing for the issuance of the January 2018 Notes and the shares of common stock issuable upon conversion of the January 2018 Notes (the “January 2018 Notes Stockholder Approval” and the date the Stockholder Approval is obtained, the “January 2018 Notes Stockholder Approval Date”) and (2) August 1, 2018. After such date, the required reserve amount will be increased back to 200%. The amendment to the January Securities Purchase Agreement also extended the date by which the Company must hold the special meeting to obtain the January 2018 Notes Stockholder Approval from June 1, 2018 to August 1, 2018. As more fully described in Note 19 – Subsequent Events, the January Securities Purchase Agreement was amended to reduce the number of shares of common stock of the Company required to be reserved for issuance under the January 2018 Notes to 125% of the maximum number of shares of common stock of the Company issuable upon conversion of the January 2018 Notes.

February 2018 Units Offering

On February 13, 2018, the Company sold an aggregate of approximately $105 million worth of units (the “Units”) of the Company’s securities to Canaccord Genuity Inc., on behalf of itself and as representative of the underwriters (the “Underwriters”), pursuant to which the Company issued and sold to the Underwriters in a best-efforts underwritten public offering (the “Offering”) at a purchase price of $5.192 per Unit with each Unit consisting of (A) 7,425,000 Series A-1 units (the “Series A-1 Units”), with each Series A-1 Unit consisting of (i) 0.004 (one pre-split) share of the Company’s common stock, and (ii) 0.004 (one pre-split) Series A-1 warrant to purchase 0.004 (one pre-split) share of the Company’s common stock (a “Series A-1 Warrant”); and (B) for those purchasers whose purchase of Series A-1 Units would result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 9.99% of the Company’s outstanding common stock following the consummation of the Offering, 11,675,000 Series B-1 units (the “Series B-1 Units”), consisting of (i) 0.004 (one pre-split) pre-funded Series B-1 warrant to purchase 0.004 (one pre-split) share of common stock (a “Series B-1 Warrant”; and the Series B-1 Warrants, together with the Series A-1 Warrants, the “Warrants”) and (ii) 0.004 (one pre-split) Series A-1 Warrant.

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

April 2018 Units Offering

On April 23, 2018, the Company sold an aggregate of approximately $30 million worth of units (the “April 2018 Units”) of the Company’s securities to Canaccord Genuity Inc., on behalf of itself and as representative of the underwriters (the “April Offering Underwriters”), pursuant to which the Company issued and sold to the April Offering Underwriters in a best-efforts underwritten public offering (the “April 2018 Offering”) at a purchase price of $2.59875 per April 2018 Unit with each April 2018 Unit consisting of (A) 10,500,000 Series A-2 units (the “Series A-2 Units”), with each Series A-2 Unit consisting of (i) 0.004 (one pre-split) share (an “April Share”) of the Company’s common stock, and (ii) 0.004 (one pre-split) Series A-2 warrant to purchase 0.004 (one pre-split) share of common stock (the “Series A-2 Warrants”); and (B) for those purchasers whose purchase of Series A-2 Units would result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 9.99% of the Company’s outstanding common stock following the consummation of the April 2018 Offering, 500,000 Series B-2 units (the “Series B-2 Units”), consisting of (i) 0.004 (one pre-split) pre-funded Series B-2 warrant to purchase 0.004 (one pre-split) share of common stock (the “Series B-2 Warrants”, and together with the Series A-2 Warrants, the “April Warrants”) and (ii) 0.004 (one pre-split) Series A-2 Warrant. The April Shares, Series A-2 Warrants and Series B-2 Warrants were immediately separable.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

Each April Warrant is exercisable at any time on or after the issuance date until the five-year anniversary of the issuance date. Each Series A-2 Warrant is exercisable at a price of $250 ($1.00 pre-split) per share of common stock. Each Series B-2 Warrant had an aggregate exercise price of $687.50 ($2.75 pre-split) per share of common stock, all of which were pre-funded except for a nominal exercise price of $0.001 per share of common stock. All of the Series B-2 Warrants were exercised.

The Company received approximately $27.7 million in net proceeds from the sale of the April 2018 Units, after deducting underwriting discounts and commissions equal to $1.7 million and estimated offering expenses of approximately $1.0 million, not taking into account any exercise of the April Warrants. In addition, Palladium Capital Advisors, LLC acted as financial advisor in connection with the April 2018 Offering and received a financial advisory fee equal to $0.6 million

The April Warrants were recorded as liabilities and initially recorded at fair value with the residual amount received allocated to the Company’s common stock. The exercise price of and number of shares of common stock underlying the April Warrants are subject to adjustment upon the issuance by the Company of stock dividends, stock splits, and similar proportionately applied changes affecting the Company’s outstanding common stock. The Series A-2 Warrants also include “full ratchet” anti-dilution protection provisions (the “Full Ratchet Adjustment”), which provide that if the Company issues any shares of common stock at a price less than the then current exercise price of the Series A-2 Warrants, or if the Company issues any securities convertible into, or exercisable, or exchangeable for, shares of common stock with an exercise or conversion price less than the then current exercise price of the Series A-2 Warrants, then the exercise price of the Series A-2 Warrants will automatically be reduced to the issuance price of the new shares of common stock or the exercise or conversion price of the April Warrants, options or other convertible or exchangeable securities.

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

June 2018 Convertible Notes and Series A Preferred Stock

On June 26, 2018, pursuant to the Securities Purchase Agreement, dated as of June 21, 2018, by and between the Company and certain institutional investors (the “June Buyers” and such agreement, the “June Securities Purchase Agreement”), the Company issued and sold 20,500 shares of Series A Preferred Stock of the Company (the “Preferred Stock”) and Series B-2 Senior Convertible Notes in the aggregate principal amount of $164,000,000 (which includes an approximate 15.0% original issue discount) (the “June 2018 Convertible Notes”), for total consideration consisting of an aggregate cash payment to the Company of $20,500,000 and secured promissory notes payable by the June Buyers to the Company (the “June 2018 Investor Notes”) in the aggregate principal amount of $139,400,000.

Unless earlier converted or redeemed, the June 2018 Convertible Notes would have matured on June 26, 2020. The maturity date of the June 2018 Investor Notes was June 26, 2060. Upon issuance, (i) $24,600,000 in principal amount of the June 2018 Convertible Notes consisted of “Unrestricted Principal”, which is defined as that portion of the principal amount of June 2018 Convertible Note that may be converted at any time and is not subject to netting  against any June 2018 Investor Notes, and (ii) the balance of the principal amount under the June 2018 Convertible Notes, equal to $139,400,000, consisted entirely of “Restricted Principal”, which is defined as that portion of the principal amount of a June 2018 Convertible Note that equals the outstanding principal amount of a corresponding June 2018 Investor Note. The principal amount of each June 2018 Investor Note was subject to reduction through prepayments by the applicable June Buyer of the applicable June 2018 Investor Note given by the applicable June Buyer to the Company or, upon maturity or redemption of the June 2018 Convertible Notes, by netting the amount owed by the applicable June Buyer under such June 2018 Investor Note against a corresponding amount of Restricted Principal to be canceled under the June 2018 Convertible Note. Each prepayment under the June 2018 Investor Notes would convert a corresponding amount of Restricted Principal under the June 2018 Convertible Notes into “Unrestricted Principal” that could be converted into common stock.

As of September 30, 2018, the June Buyers prepaid $24,600,000 of the June 2018 Investor Notes with the remaining principal being subject to a master netting agreement between the Company and the June Buyers (collectively, the “June 2018 Financing”). In conjunction with the prepayment, the Company was also obligated to pay the June Buyers interest which would have accrued with respect to the outstanding balance for the period from the redemption date through the maturity date (the “June Make-Whole Interest”).

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

On any unfunded principal balance of the June 2018 Investor Notes the Company owed to the June Buyers a 5.25% interest obligation which was due quarterly and calculated on a 360-day basis. For the funded portion of the June 2018 Notes the Company had a 10% interest obligation.

Interest on the June 2018 Convertible Notes was capitalized on each quarterly interest payment date starting July 1, 2018 by adding the interest to the then outstanding principal amount of the June 2018 Convertible Notes. Interest could also be paid by inclusion in the “Outstanding Amount”, which is defined in the June 2018 Convertible Notes as the principal amount to be converted or redeemed, accrued and unpaid interest with respect to such principal amount, accrued and unpaid late charges, if any, and the “June Make-Whole Amount.” The “June Make-Whole Amount” is defined as the amount of any interest that, but for a conversion or redemption, would have accrued with respect to the Outstanding Amount (as defined in the June 2018 Convertible Notes) of principal being redeemed or converted under the June 2018 Convertible Notes, for the period from the applicable date of conversion or redemption date through the maturity date of the June 2018 Convertible Notes. No June Make-Whole Amount is payable under the June 2018 Convertible Notes with respect to any portion of Restricted Principal after the cancellation of such Restricted Principal pursuant to netting under the June 2018 Convertible Notes, the June 2018 Investor Notes or the Master Netting Agreement (as defined below), as applicable. In the event of an event of default interest under the June 2018 Convertible Notes could be increased to 15% during the first 30 days following the occurrence and continuance of an event of default and to 18% thereafter (the “Default Rate”).

Provided there has been no Equity Conditions Failure (as defined in the June 2018 Convertible Notes) and no November 2017 Notes, January 2018 Notes, or shares of the Preferred Stock remain outstanding and no Unrestricted Principal remains outstanding under the June 2018 Convertible Notes, the Company had the right to redeem all, but not less than all, of the Outstanding Amount remaining unpaid under the June 2018 Convertible Notes. The portion of the June 2018 Convertible Notes subject to redemption could be redeemed by the Company in cash at a price equal to 115% of the amount being redeemed. Under the June 2018 Convertible Notes, the Company could reduce, on a dollar for dollar basis, the Restricted Principal by the surrender for cancellation of such portion of the corresponding June 2018 Investor Notes equal to the amount of Restricted Principal included in the redemption.

The June Buyers had the right to elect, at any time after the Company obtains approval by its stockholders to either increase its authorized shares of common stock or effect a reverse stock split, which approval was obtained on July 23, 2018, to convert the June 2018 Convertible Notes into shares of the Company’s common stock at the Conversion Price, subject to certain beneficial ownership limitations described below. The “Conversion Price” is $250 ($1.00 pre-split) per share (subject to anti-dilution adjustment as described in the June 2018 Convertible Notes). However, pursuant to the June Securities Purchase Agreement, the Company was required to seek stockholder approval in accordance with Nasdaq Listing Rule 5635(d) of the issuance of common stock at a conversion price per share below $250 which may result from the full ratchet conversion price adjustments required by the June 2018 Convertible Notes in the event of certain issuances below the initial conversion price. The Company was required to hold a special meeting of stockholders by November 14, 2018 to obtain such approval. If such stockholder approval was obtained, if the Company issues securities in certain transactions, such as the ATM Offering, at a price lower than the applicable conversion price, then the applicable conversion price for the June 2018 Convertible Notes will be reduced to equal such lower price.

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

In connection with the June 2018 Financing, Theodore Farnsworth, the Chief Executive Officer and Chairman of the Board of the Company, and Helios & Matheson Information Technology Ltd, of which Muralikrishna Gadiyaram, a director of the Company, is the chief executive officer, and its wholly-owned subsidiary, Helios & Matheson Inc., who collectively owned approximately 1.5% of the Company’s issued and outstanding common stock as of the closing of the June 2018 Financing, entered into Voting and Lockup Agreements with the Company. In addition, the Company entered into separate Buyer Voting Agreements with each of the June Buyers with terms consistent with the June 2018 Amendment and Exchange Agreements (see Exchange of Warrants for Common Shares below).

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

As of September 30, 2018, there was no unrestricted principal balance of the June 2018 Convertible Notes outstanding and restricted principal outstanding was $74,800,000 for which there was a corresponding amount due under the June 2018 Investor Notes. For the three and nine months ended September 30, 2018, the Company recognized $959,933 and $965,233, respectively, of interest expense pertaining to the June 2018 Convertible Notes and had $959,933 of accrued interest as of September 30, 2018.

On October 4, 2018, the Company entered into an Amendment and Exchange Agreement (the “October Exchange Agreement”) with the holder of a June 2018 Convertible Note having an outstanding principal amount of $68,882,583 for the purpose of (i) netting the June 2018 Investor Note issued by such holder to the Company having an aggregate principal amount of $68,000,000 against such holder’s June 2018 Convertible Note and (ii) following such netting transaction, exchanging the remaining outstanding amount payable under such holder’s June 2018 Convertible Note for a new non-convertible Senior Note issued by the Company to such holder (the “New Non-Convertible Note”) in an aggregate principal amount of $20,400,000, subject to reduction as provided in the New Non-Convertible Note. As a result, such holder’s June 2018 Convertible Note and the corresponding June 2018 Investor Note issued by such holder were each cancelled and became null and void.

Following the consummation of the transactions contemplated by the October Exchange Agreement and the netting of the other June 2018 Investor Notes by the other holders of the June 2018 Investor Notes against their corresponding June 2018 Convertible Notes, all of the June 2018 Convertible Notes have been cancelled.

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

In connection with the Exchange Agreements, on June 28, 2018, each Holder entered into a leak-out agreement with the Company (each a “Leak-Out Agreement” and collectively, the “Leak-Out Agreements”), which restricted each Holder from selling the June Exchange Shares during certain periods. Pursuant to the Leak-Out Agreements, for a period ending on the earlier of (x) July 23, 2018 and (y) the Stock Split Stockholder Approval Date (as defined in the June Securities Purchase Agreement) (such earlier date, the “Lock-Up End Date”), the Holder was not, after the date of the Leak-Out Agreement, to sell any of the June Exchange Shares. However, the Holders (or their designees, as applicable) were not prohibited from (i) using their Holder Securities to cover the Holders’ or their respective affiliates’ Short Sales (as defined in SEC Regulation SHO) outstanding as of the date of the Leak-Out Agreement, (ii) lending any of their Holder Securities to any person, or (iii) pledging any of their Holder Securities to any person. In addition, subject to certain exclusions, Holders and any Trading Affiliates (as defined in the Leak-Out Agreements) were restricted from selling specified amounts of their June Exchange Shares for up to fifteen calendar days after the Lock-Up End Date, unless certain events, as described in the Leak-Out Agreements, earlier terminated such restrictions.

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

Waiver Agreements

On July 10, 2018, the Company entered into a Waiver Agreement (the “July Waiver Agreement”) with a holder of the November 2017 Notes, January 2018 Notes and June 2018 Convertible Notes (collectively, the “Existing Notes”).

Pursuant to the July Waiver Agreement, such holder, in its capacity as the Required Holder under the Securities Purchase Agreements pursuant to which the Existing Notes were issued: (i) waived any obligation by the Company to effect any redemption of the Existing Notes as a result of the consummation of a proposed public offering of securities by the Company (the “New Proposed Offering”), (ii) reduced the aggregate number of shares required to be reserved for issuance upon conversion of the November 2017 Notes and the January 2018 Notes, (iii) deferred the right that the holders of the Existing Notes may have to adjust the Conversion Price (as defined in the applicable Existing Note) of such Existing Notes solely as a result of the issuance of securities in the New Proposed Offering until the fourth trading day after the time of the pricing of the New Proposed Offering, (iv) consented to the New Proposed Offering, and (v) waived any prohibition with respect to the issuance of the securities in the New Proposed Offering.

On July 13, 2018, the Company entered into an amendment (the “Amendment”) to the July Waiver Agreement. The Amendment revised the July Waiver Agreement as follows: (i) the waiver of the Company’s obligation to effect any redemption of the Existing Notes as a result of the consummation of a New Proposed Offering (as defined in the July Waiver Agreement) applies only to the extent the redemption right arises from the occurrence of a Financing (as defined in the June 2018 Convertible Notes) occurring between July 11, 2018 and July 17, 2018; (ii) the number of shares permitted to be offered in the New Proposed Offering was reduced; (iii) the number of shares required to be reserved for issuance upon conversion of the November 2017 Notes was increased; (iv) the reduction in the number of shares required to be reserved upon conversion of the November 2017 Notes (the “Reduction Shares”) ends when stockholders approve either an increase in the authorized shares of common stock or a reverse stock split of the common stock, and if the Reduction Shares are not issued prior to close of market on July 17, 2018, the Reduction Shares that were not issued would be restored to (and increase) the reserve for the November 2017 Notes; and (v) the deferral of the right that the holders of the Existing Notes may have to adjust the Conversion Price (as defined in the applicable Existing Note) of such Existing Notes solely as a result of the issuance of securities in the New Proposed Offering until the fourth trading day after the time of the pricing of the New Proposed Offering provided in the July Waiver Agreement was eliminated.

July 13, 2018 Demand Note

On July 13, 2018 the Company issued a demand note (the “July 13 Demand Note”) in the principal amount of $6,806,850, which included $5.0 million in cash borrowed by the Company from the holder and $1,806,850 required to be paid by the Company to the holder pursuant to a partial redemption of the June 2018 Convertible Notes held by the holder. The July 13 Demand Note bore interest on the unpaid principal amount at the rate of 10.0% per year. The holder could make a demand for full payment of the July 13 Demand Note from and after July 17, 2018. The Company was required to use all proceeds received by the Company under its ATM Offering to repay the July 13 Demand Note. The July 13 Demand Note and all accrued interest could be prepaid by the Company without penalty. With the agreement of the holder, principal and interest accrued on the July 13 Demand Note could be applied to all, or any part, of the purchase price of securities to be issued upon the consummation, after July 13, 2018, of an offering of securities by the Company to the holder. Any amount of principal or other amounts due which is not paid when due would result in a late charge being incurred and payable by the Company to the holder in an amount equal to interest on such amount at the rate of 15% per year from the date such amount was due until the same is paid in full.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

The $5,000,000 cash proceeds received from the July 13 Demand Note were used by the Company to pay the Company’s merchant and fulfillment processors.

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

On July 31, 2018, the Company paid in full the $6,800,000 outstanding under the July 13 Demand Note.

July 27, 2018 Demand Note

On July 27, 2018, the Company issued a demand note (the “July 27 Demand Note”) in the principal amount of $6,200,000, which included $5.0 million in cash borrowed by the Company from the holder and $1.2 million of original issue discount. The holder could make a demand for full payment of the July 27 Demand Note from and after (x) with respect to up to $3,100,000 of the principal outstanding under the July 27 Demand Note (the “Initial Principal”), August 1, 2018 or (y) with respect to any other amounts then outstanding under the July 27 Demand Note, August 5, 2018. The Company was required to use all proceeds received by the Company on or after July 31, 2018 from sales of common stock under its ATM Offering against any Initial Principal until no Initial Principal remains outstanding, and thereafter, against any remaining amounts due under the July 27 Demand Note. The July 27 Demand Note’s principal, together with accrued and unpaid late charges could be prepaid by the Company without penalty. With the agreement of the holder, principal and accrued and unpaid late charges on the July 27 Demand Note could be applied to all, or any part, of the purchase price of securities to be issued upon the consummation, after July 27, 2018, of an offering of securities by the Company to the holder. Any amount of principal or other amounts due which is not paid when due (a “Payment Default”) would result in a late charge being incurred and payable by the Company to the holder in an amount equal to interest on such amount as the rate of 15% per year from the date such amount was due until the same was paid in full. If a Payment Default remained outstanding for a period of 48 hours, the holder could require the Company to redeem all or a portion of the July 27 Demand Note at a redemption price of 130%.

The $5,000,000 cash proceeds received from the July 27 Demand Note were used by the Company to pay the Company’s merchant and fulfillment processors. If the Company is unable to make required payments to its merchant and fulfillment processors, the merchant and fulfillment processors may cease processing payments for MoviePass, which would cause a MoviePass service interruption. Such a service interruption occurred on July 26, 2018. Any future service interruptions could have a further material adverse effect on MoviePass’ ability to retain its subscribers. This would have an adverse effect on the Company’s financial position and results of operations.

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

On July 31, 2018, the Company paid in full the $6,200,000 outstanding under the July 27 Demand Note.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

The Placement Agent Notes and Warrants

The Company entered into an agreement with a placement agent (the “Placement Agent”) for assistance with the placement of the February 2017 Notes. The Placement Agent accepted from the Company a 5-year warrant (each, a “February Placement Agent Warrant”) as partial payment for the Placement Agent’s services. The February Placement Agent Warrants allow the purchase of up to 8% of the number of shares of the Company’s common stock into which the unrestricted principal of the February 2017 Notes may be converted. Through the first nine months of 2017, the Company received $5,000,000 of cash payments for the February 2017 Notes, resulting in the issuance of February Placement Agent Warrants for the purchase of 533 (133,334 pre-split) shares of common stock at an exercise price of $750 ($3.00 pre-split) per share. As of September 30, 2018, the Placement Agent has not elected to exercise any February Placement Agent Warrants.

The Company entered into an agreement with the Placement Agent for assistance with the placement of the August 2017 Notes and Investor Warrant. The Placement Agent accepted from the Company a 5-year warrant (each, an “August Placement Agent Warrant”) as partial payment for the Placement Agent’s services. The August Placement Agent Warrants allow the purchase of up to 8% of the number of shares of the Company’s common stock into which the unrestricted principal of the Additional Series A Note and the Series B Note in the combined principal amount of $9,050,000 becomes convertible at an exercise price equal to the greater of the exercise price of the August 2017 Notes and the consolidated closing bid price of the Company’s common stock on the date that the Placement Agent becomes entitled to the August Placement Agent Warrants. During the period ended December 31, 2017, the Company received $8,800,000 of cash payments in conjunction with the August 2017 Notes and issued August Placement Agent Warrants for the purchase of 704 (176,000 pre-split) shares of common stock at exercise price of $750 ($3.00 pre-split) and $3,568 ($14.27 pre-split) per share. As of September 30, 2018, the Placement Agent has not elected to exercise any August Placement Agent Warrants.

The Company entered into an agreement with the Placement Agent for assistance with the placement of the November 2017 Notes. The Placement Agent accepted from the Company a 5-year warrant (each, a “November Placement Agent Warrant”) as partial payment for the Placement Agent’s services. The November Placement Agent Warrants allow the purchase of up to 8% of the number of shares of the Company’s common stock into which the unrestricted principal of the November Series A Note and the November 2017 Notes in the combined principal amount of $100,000,000 becomes convertible at an exercise price equal to the greater of the exercise price of the November 2017 Notes and the consolidated closing bid price of the Company’s common stock on the date that the Placement Agent becomes entitled to the November Placement Agent Warrants. During the nine months ended September 30, 2018, the Company received $58,959,736 of cash payments for the November 2017 Notes resulting in the issuance of 751 (187,711 pre-split) warrants at an exercise price of $3,015 ($12.06 pre-split) per share. As of September 30, 2018, the Placement Agent has not elected to exercise any November Placement Agent Warrants.

The Company entered into an agreement with the Placement Agent for assistance with the placement of the January 2018 Notes. The Placement Agent accepted from the Company a 5-year warrant (each, a “January Placement Agent Warrant”) as partial payment for the Placement Agent’s services. The January Placement Agent Warrants allow the purchase of up to 8% of the number of shares of the Company’s common stock into which the unrestricted principal of the Series A-1 Note and the Series B-1 Note in the combined principal amount of $0 becomes convertible at an exercise price equal to the greater of the exercise price of the January 2018 Notes and the consolidated closing bid price of the Company’s common stock on the date that the Placement Agent becomes entitled to the January Placement Agent Warrants. During the nine months ended September 30, 2018, the Company received $31,000,000 of cash payments for the January 2018 Notes resulting in the issuances of 867 (216,786 pre-split) warrants at an exercise price of $2,860 ($11.44 pre-split) per share. As of September 30, 2018, the Placement Agent has not elected to exercise any January Placement Agent Warrants.

The Company entered into an agreement with the Placement Agent for assistance with the placement of the June 2018 Financing. The Placement Agent accepted from the Company a 5-year warrant (each, a “June Placement Agent Warrant”) as partial payment for the Placement Agent’s services. The June Placement Agent Warrants allow the purchase of up to 8% of the number of shares of the Company’s common stock determined by dividing the aggregate purchase price of the Preferred Stock purchased by the Conversion Price of the June 2018 Convertible Notes in effect as of the Subscription Date (as defined in the June Placement Agent Warrant) and eight percent (8%) of the number of shares of common stock into which any Unrestricted Principal of the June 2018 Convertible Notes purchased is initially convertible at the Conversion Price in effect as of the Subscription Date, at an exercise price equal to the Conversion Price of the June 2018 Convertible Notes in effect as of the Subscription Date, without regard to any adjustment of the Conversion Price resulting from the anti-dilution provision of the June 2018 Convertible Notes, other than proportionate adjustments to the Conversion Price resulting from stock splits or combinations or similar proportionately applied changes to the Company’s outstanding common stock. During the nine months ended September 30, 2018, the Company issued 3,200 (800,000 pre-split) warrants at an exercise price of $250 ($1.00 pre-split) per share. As of September 30, 2018, the Placement Agent has not elected to exercise any June Placement Agent Warrants.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

Note Activity:

MoviePass Films Senior Notes consist of the following:

	September 30, 2018	December 31, 2017
GFF79 loan from SSS Entertainment	$150,000	$-
A Vigilante loan from Film Science, LLC (See Note 16)	2,625,000	-
10 Minutes Gone loan from City National Bank	5,923,250	-
Balance at period end	$8,698,250	$-

On September 10, 2018, MoviePass Films entered into a note payable for $7.2 million with annual interest equal to either a) 3.5% plus the prime rate plus 0.25% or b) the greater of (i) 3.5% and (ii) the LIBOR rate plus 2.75%. The note can be prepaid at anytime without penalty through the earlier of the abandonment of the production of the 10 Minutes Gone films or March 15, 2020.

Senior Secured Convertible Notes consist of the following:

	September 30, 2018	December 31, 2017
August 2017 Notes	$-	$2,061,072
November 2017 Notes	-	1,550,555
Balance at period end	$-	$3,611,627

Under ASC 210-20-45-1, management offset the Senior Secured Convertible Notes by the corresponding investor notes payable to the Company that the Company received as partial payment for the Senior Secured Convertible Notes (collectively, the “Investor Notes”) yet to be funded. As of September 30, 2018, the unfunded portion of the Investor Notes remaining was $49,390,264.

The carrying value of the Senior Secured Convertible Notes is comprised of the following:

	September 30, 2018	December 31, 2017
August 2017 Notes	$-	$4,505,440
November 2017 Notes	-	2,943,069
Unamortized discounts		(3,836,882)
Balance at period end	$-	$3,611,627

During the three months ended September 30, 2018, the Investor has converted a total of $40,756,847 in principal and $5,537,785 in interest into 728,934,054 (including 361,245 shares which were split affected (90,311,250 pre-split)) shares of the Company’s common stock and for the nine months ended September 30, 2018, the Investor has converted a total of $64,959,736 in principal and $9,161,604 in interest into 729,185,600 (including 612,792 shares which were split affected (153,198,000 pre-split)) shares of the Company’s common stock.

Warrant Liabilities Activity:

The following is a summary of the Company’s warrant activity during the nine months ended September 30, 2018:

	Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years
Outstanding/exercisable – December 31, 2017	38,526	$6.04	4.86
Granted	180,819	3.84	4.44
Exercised	(151,877)	7.17	4.40
Forfeited/cancelled	-	-	-
Outstanding/exercisable – September 30, 2018	67,468	5.43	4.46

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

11.	Common and Preferred Stock

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

A Certificate of Amendment to the Company’s Certificate of Incorporation authorizing the Reverse Stock Split was filed with the Secretary of State of the State of Delaware on July 24, 2018, and the Reverse Stock Split became effective in accordance with the terms of the Certificate of Amendment on July 24, 2018.

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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

12.	Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the Company’s consolidated balance sheets as of September 30, 2018 and December 31, 2017:

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
September 30, 2018
Liabilities
Derivative liability – warrants	$60,809	$-	$-	$60,809
Total	$60,809	$-	$-	$60,809

December 31, 2017
Liabilities
Derivative liability – warrants	$67,288,800	$-	$-	$67,288,800
Derivative liability – conversion feature	4,834,462	-	-	4,834,462
Total	$72,123,262	$-	$-	$72,123,262

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2018:

Amount
Balance at December 31, 2017	$72,123,262
Issuances to debt discount	105,223,694
Issuances to interest expense	40,734,226
Reclass from APIC to derivative - February offering	158,944,798
Reclass from APIC to derivative - April offering	33,997,600
Warrants issued in acquisition of Moviefone	5,475,500
Gain on exchange of warrants	(301,487)
Settlement of warrant liability for March warrant exchange	(12,894,165)
Settlement of warrant liability for June warrant exchange	(5,202,100)
Gain on March exchange (cash paid)	(781,195)
Conversion to paid-in capital	(134,365,641)
Gain on extinguishment	(60,524,508)
Change in FMV warrant	(194,058,069)
Change in FMV derivative	(8,311,106)
Balance at September 30, 2018	$60,809

The fair value of the derivative conversion features and warrant liabilities as of September 30, 2018 and December 31, 2017 were calculated using a Monte Carlo option model valued with the following weighted average assumptions:

	September 30, 2018			December 31, 2017
	Amount			Amount
Dividend yield	0%	-	0%		0%
Expected volatility	165%	-	280%	45%	-	270%
Risk free interest rate	2.40%	-	2.93%	1.06%	-	2.20%
Contractual term (in years)	1.14	-	4.55%	0.19	-	5.00
Exercise price	$0.01	-	$1,812.50	$0.25 ($0.001 pre-split)	-	$3,577.50 ($14.310 pre-split)

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

The Company has a stock-based compensation plan, which is described as follows:

On March 3, 2014, the Board of Directors approved and adopted the Helios and Matheson Analytics Inc. 2014 Equity Incentive Plan (the “2014 Plan”) which the Company’s stockholders approved at the annual stockholders’ meeting on May 5, 2014. The 2014 Plan as amended set aside and reserved 12,000 (3,000,000 pre-split) shares of the Company’s common stock for grant and issuance in accordance with its terms and conditions. Persons eligible to receive awards from the 2014 Plan include employees (including officers and directors) of the Company and its affiliates, consultants who provide significant services to the Company or its affiliates, and directors who are not employees of the Company or its affiliates (the “Participants”). The 2014 Plan permits the Company to issue to Participants qualified and/or non-qualified options to purchase the Company’s common stock, restricted common stock, performance units, and performance shares. The 2014 Plan will terminate on March 3, 2024. The Company’s Board of Directors is responsible for administration of the 2014 Plan and has the sole discretion to determine which Participants will be granted awards and the terms and conditions of the awards granted. The 2014 Plan also provides for an annual automatic increase in the number of shares of common stock authorized for issuance thereunder by the lesser of (A) 12,000 (3,000,000 pre-split) shares of the Company’s common stock or the equivalent of such number of shares after the administrator of the 2014 Plan, in its sole discretion, has interpreted the effect of any stock split, stock dividend, combination, recapitalization or similar transaction; (B) a number of shares of common stock equal to 5% of the Company’s common stock outstanding on January 2nd of each year, and (C) an amount determined by the Company’s Board of Directors. A total of 10,440 (2,610,000 pre-split) shares of common stock remained available for issuance as of September 30, 2018.

As of September 30, 2018, there have not been any stock option grants made pursuant to the 2014 Plan.

From time to time the Board of Directors has also authorized the issuance of shares of common stock outside of the 2014 Plan to consultants and employees for services rendered. During the three and nine months ended September 30, 2018 the Company awarded 0 and 2,027 (506,750 pre-split) shares, respectively, to consultants who provided services to the Company. In connection with such awards (including awards granted in 2017) the Company recorded stock compensation expense of $232,188 and $5,913,349, which is included in selling, general and administrative expenses for the three and nine months ended September 30, 2018, respectively. Unamortized stock compensation costs related to these awards at September 30, 2018 of $250,333 will be recognized over the anticipated service period during the balance of 2018. The Company issued 0 and 4,809 (1,202,167 pre-split) shares of common stock to employees and consultants for services provided during 2017 during the three and nine months ended September 30, 2018, respectively. The Company recognized expense in 2017 of $15,631,605, with respect to such awards, and also recorded a liability on the balance sheet at December 31, 2017, related to these costs which were settled in shares.

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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

MoviePass, Inc.

MoviePass maintained the 2011 Equity Incentive Plan (the “2011 Plan”) during the nine months ended September 30, 2018. The 2011 Plan provides for the grant of up to 95,000,000 shares of common stock for issuance as non-statutory or incentive stock options, stock appreciation rights, restricted stock and restricted stock units to the employees, officers, directors, or consultants of MoviePass. The 2011 Plan is administered by the Board of Directors of MoviePass, which selects the individuals to whom options will be granted, and determines the number of options to be granted and the term and exercise price of each option. Stock options granted pursuant to the terms of the 2011 Plan generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of grant. The term of the options granted under the 2011 Plan cannot be greater than 10 years. Options vest at varying rates generally over three to five years along with performance-based options.

For the nine months ended September 30, 2018, MoviePass granted 39,809,175 stock options at an exercise price of $0.43 per share.

The following table summarizes stock option activity under the MoviePass share-based plan for the nine months ended September 30, 2018:

		Weighted Average
	Options for		Remaining	Aggregate
	Common Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding as of December 31, 2017	28,396,428	$0.14	9.13	$8,313,684
Granted	39,809,175	0.43
Exercised	-
Forfeited, cancelled, expired	-
Outstanding as of September 30, 2018	68,205,603	$0.31	8.93	$6,760,947
Vested and exercisable at September 30, 2018	27,476,989	$0.20	8.58	$5,042,235

The weighted average grant date fair value per share of stock options granted during the nine months ended September 30, 2018 was $0.16. No options were exercised during the nine months ended September 30, 2018.

The Company recognized share-based payment expense associated with stock options of $1,170,726 and $4,257,970 for the three and nine months ended September 30, 2018, respectively.

The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees:

Nine months ended
September 30, 2018
Risk-free interest rate	2.50%
Expected life of options – years	5.79
Expected stock price volatility	37.20%
Expected dividend yield	0.00%

There were no options granted to the Company’s Board of Directors or third parties during the nine months ended September 30, 2018.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

14.	Concentration of Credit Risk

Consulting

For the three months ended September 30, 2018 and September 30, 2017, respectively, 3 customers accounted for 85.0% and 4 customers accounted for 92.8% of consulting revenues.

For the nine months ended September 30, 2018 and September 30, 2017, respectively, 4 customers accounted for 92.3% and 4 customers accounted for 88.9% of consulting revenues.

As of September 30, 2018 and December 31, 2017, respectively, 7 customers accounted for 100.0% and 4 customers accounted for 62.6% of consulting accounts receivables.

As of September 30, 2018 and December 31, 2017, respectively, 5 vendors accounted for 90.8% and 3 vendors accounted for 82.7% of consulting accounts payables.

Technology

As of September 30, 2018 and December 31, 2017, respectively, 5 vendors accounted for 82.3% and 3 vendors accounted for 60.8% of technology accounts payables.

Subscription and Marketing, Promotional Services, and Films

As of September 30, 2018 and December 31, 2017, respectively, 4 customers accounted for 96.7% of subscription and marketing, promotional services, and films accounts receivables and 2 customers accounted for 100.0% of subscription and marketing, promotional services, and films accounts receivables.

As of September 30, 2018 and December 31, 2017, respectively, 6 vendors accounted for 51.8% subscription and marketing, promotional services, and films accounts payables and 1 vendor accounted for 41.0% of subscription and marketing, promotional services, and films accounts payables.

15.	Commitments and Contingencies

The Company’s operating lease commitments as of September 30, 2018 are comprised of the following:

Payments due by period
Less than 1 year	$74,094
1 to 3 years	548,808
3 to 5 years	347,985
Thereafter	-
Total	$970,887

The Company’s executive office is located at the Empire State Building, 350 Fifth Avenue, Suite 7520, New York, New York 10118. The Company’s executive office is located in a leased facility with a term expiring on June 30, 2022. Zone leases office space at 444 Brickell Avenue, Miami Florida with a term expiring on April 30, 2020. Prior to August 1, 2018, MoviePass leased space at WeWork on a month to month basis at 175 Varick Street New York, NY 10014. As of August 1, 2018, MoviePass has relocated to WeWork at 135 Madison Avenue New York, NY 10016 under a one-year lease agreement effective July 9, 2018. In addition, the Company’s Indian subsidiary has an office in Bangalore, India at a leased facility located at 3rd Floor, Beta Block, Number 7 Sigma Tech Park, Varthur Kodi, Bangalore 560066. This lease was amended on September 26, 2017 to extend the duration of the lease until September 30, 2019.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

The Company’s executive office lease is subject to escalations based on increases in real estate taxes and operating expenses, all of which are charged to rent expense. Rent expense for the three months ended September 30, 2018 and 2017 was approximately $585,702 and $81,051, respectively, and $1,046,790 and $215,068 for the nine months ended September 30, 2018 and 2017, respectively.

In April 2017, Zone signed a three-year lease agreement for office space at 444 Brickell Avenue, Miami Florida. The lease term began in May 2017 and expires in April 2020 and requires a monthly rent payment of $5,026 for the first 12 months, $5,177 for the next 12 months, and $5,332 for the last 12 months of the lease.

As of September 30, 2018, the Company does not have any “Off Balance Sheet Arrangements”.

Legal Proceeding:

On August 2, 2018, Jeffrey Chang, acting on behalf of himself and a putative class of persons who purchased or otherwise acquired the Company’s common stock between August 15, 2017, and July 26, 2018, filed a class action complaint in the U.S. District Court for the Southern District of New York against the Company and two of its executive officers, Theodore Farnsworth and Stuart Benson (the “August 2, 2018 Complaint”). Jeffrey Chang v. Helios and Matheson Analytics Inc., et. al., Case No. 1:18-cv-6965. The August 2, 2018 Complaint alleges, among other things, that the Company’s statements to the market were materially false or misleading. The plaintiffs assert claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5.

On August 13, 2018, Jeffrey Braxton, acting on behalf of himself and a putative class of persons who purchased or otherwise acquired the Company’s common stock between August 15, 2017, and July 26, 2018, filed a class action complaint in the U.S. District Court for the Southern District of New York against the Company and two of its executive officers, Theodore Farnsworth and Stuart Benson (the “August 13, 2018 Complaint”). Jeffrey Braxton v. Helios and Matheson Analytics, Inc. et al., Case No. 1:18-cv-07242-UA. The August 13, 2018 Complaint makes substantially identical allegations as the August 2, 2018 Complaint.

Motions have been filed to consolidate the cases and for the appointment of lead plaintiff and lead plaintiffs’ counsel. The motions are scheduled to be argued November 16, 2018. The Company intends to vigorously defend these matters and believes that they are without merit. Given the preliminary status of the litigation, it is difficult to predict the likelihood of an adverse outcome or estimate the amount or range of any reasonably possible losses, if any.

On September 20, 2018, Yu Chen, a purported stockholder of the Company, filed a complaint in the Supreme Court of the State of New York, County of New York, Index No. 654686/2018, derivatively on behalf of the Company against Theodore Farnsworth, Stuart Benson, Muralikrishna Gadiyaram, Prathap Singh, Gavriel Ralbag, and Carl Schramm, and the Company as a nominal defendant (the “September 20, 2018 Complaint”). The September 20, 2018 Complaint alleges claims for breach of fiduciary duty and unjust enrichment against the individual defendants. The Plaintiff has agreed to stay the action pending a decision on an anticipated motion to dismiss the consolidated complaint that is expected to be filed in the securities actions discussed above.

16.	Transactions with Related Parties

Gadiyaram Agreements

On October 5, 2017, the Company entered into a consulting agreement (the “Consulting Agreement”) with Mr. Muralikrishna Gadiyaram (the “Consultant”), a director of the Company, for a period of two years from the agreement date (the “Consulting Term”). The Consulting Agreement formalized, on a compensatory basis, the arrangement that was in place for performance without compensation by the Consultant for consulting services since the acquisition of Zone in November of 2016. Mr. Gadiyaram will continue to provide guidance to the Company and Zone relating to the further development of their respective businesses and technologies. In addition to the aforementioned services, if requested by the Company, Mr. Gadiyaram will provide guidance with respect to the development of any businesses or technologies that the Company or Zone may acquire during the Consulting Term, including, but not limited to, MoviePass. Pursuant to the Consulting Agreement, the Consultant will receive fees in the amount of $18,750 per month in cash. Such fees have been accrued and paid by the Company since January 1, 2017. The amount payable to Mr. Gadiyaram as of September 30, 2018 was approximately $18,750.

On May 22, 2018, the Company and Helios and Matheson Information Technology, Ltd (“HMIT”), an Indian corporation, owned and controlled by Mr. Muralikrishna Gadiyaram, a director of the Company executed a letter agreement whereby HMIT agreed not to sell HMNY shares held by HMIT until after April 15, 2019 (the “Lockup Agreement”). In exchange for such Lockup Agreement the Company agreed to issue to HMIT 2,000 (500,000 pre-split) shares of HMNY stock. As of September 30, 2018, the shares issuable to HMIT had not yet been issued and accordingly, the Company accrued $225,000 with respect thereto, representing the value of the shares on May 22, 2018.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

Emmett Furla Oasis Films  (“EFO”)

On July 27, 2018, the Company entered into an assignment agreement with Georgia Film Fund 50, LLC, a company owned and operated by EFO, for the assignment of the rights, title and interest in the film The Row in exchange for a payment in the amount of $525,000. At September 30, 2018, $400,000 of the payment due in connection with the assignment agreement was included in amounts due to related parties on the balance sheet.

On August 28, 2018, MoviePass Films entered into an assignment agreement with Georgia Film Fund 56, LLC, a company owned and operated by EFO, for all of the rights, title and interest in the film A Vigilante, including all rights associated with distribution agreements in connection therewith. MoviePass Films agreed to pay $3,499,400 in connection with the assignment of the rights granted, in satisfaction of obligations of EFO with respect to the film. The terms of the related note payable provide for annual interest of 20% and the amounts are due in September 2020.  As of September 30, 2018, $2,625,000 remains payable with respect thereto and is included in notes payable on the balance sheet.

On September 25, 2018, Randall Emmett, Co-CEO of MoviePass Films advanced to MoviePass Films $100,000, which is included in due to related parties on the balance sheet at September 30, 2018. On October 4, 2018 this amount was repaid in full.

In September 2018, George Furla and Randall Emmett, Co-CEO’s of MoviePass Films, entered into equity finance agreements with Georgia Film Fund 79, LLC, a wholly owned subsidiary of MoviePass Films, for the partial funding of the production of the film 10 Minutes Gone, in the amounts of $400,000 and $250,000, respectively. These amounts are included in due to related parties on the balance sheet at September 30, 2018. The principal amounts are repayable from the proceeds of the film plus interest at 20% per annum. The maximum interest payable with respect to these equity finance agreements is subject to a two year cap.

17.	Provision for Income Taxes

The Company had a tax provision for the three months ended September 30, 2018 and 2017 of $10,283 and $(2,747), respectively, and $46,953 and $39,110 for the nine months ended September 30, 2018 and 2017, respectively. Tax for both the nine months ended September 30, 2018 and 2017 was comprised of minimum state taxes and a provision for tax in respect to taxes incurred by the Company’s Indian subsidiary.

The Company’s provision for income taxes for the nine months ended September 30, 2018 and 2017 is based on the estimated annual effective tax rate method prescribed by ASC 740-270, plus discrete items. The difference between the Company’s effective tax rates for the nine months ended September 30, 2018 and 2017 and the US statutory tax rates of 21% and 35%, respectively, primarily relates to changes in the valuation allowances against deferred tax assets, non-deductible expenses, state income taxes (net of federal income tax benefit), the effect of taxes on foreign earnings, and changes to provisional amounts recorded for certain aspects of the Act.

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

As of September 30, 2018, the Company did not record any tax liabilities for uncertain income tax positions and concluded that all of its tax positions are either certain or are not material to the Company’s financial statements. The Company is currently not under audit in any jurisdiction in which it conducts business.

18.	Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision–making group is composed of the Chief Executive Officer and Chief Financial Officer. The Company operates in three segments, Consulting, Technology, and Subscription and Marketing, Promotional Services, and Film. During the three and nine months ended September 30, 2018, the Company reported three segments. The Company allocates corporate expenses to the segments for purposes of individually measuring operating segments. Corporate expenses are allocated on the basis of each segment’s relative earnings prior to the allocation.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

The Company evaluates performance of its operating segments based on revenue and operating loss. The following table summarizes the Company’s segment information for the following balance sheet dates presented, and for the three and nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended September 30,
	2018	2017
Consulting
Revenue	$2,471,223	$3,672,036
Cost of revenue	2,023,707	2,969,357
Gross margin	447,516	702,679
Total operating expenses	19,908,946	6,280,032
Income/(loss) from operations	(19,461,430)	(5,577,353)
Total other income/(expense)	73,915,297	(44,914,576)
Provision for income taxes	(8,826)	39,110
Total net income/(loss)	$54,445,041	$(50,531,039)

Technology
Revenue	$-	$-
Cost of revenue	-	-
Gross margin	-	-
Total operating expenses	2,871,608	4,601,330
Income/(loss) from operations	(2,871,608)	(4,601,330)
Total other income/(expense)	70	(47,220)
Provision for income taxes	-	-
Total net income/(loss)	$(2,871,538)	$(4,648,550)

Subscription and Marketing, Promotional Services, and Films
Revenue	202,479,613	-
Cost of revenue	422,347,371	-
Gross margin	(219,867,758)	-
Loss on goodwill	38,524,016
Total other operating expenses	40,060,927	-
Income/(loss) from operations	(298,452,701)	-
Total other income/(expense)	-	-
Provision for income taxes	(38,127)	-
Total net income/(loss)	$(298,490,828)	$-

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

	As of September 30,	As of December 31,
	2018	2017
Consulting
Cash and cash equivalents	$3,674,904	$569,886
Accounts receivable	$290,561	$332,753
Prepaid expenses and other current assets	$638,522	$3,382,127
Property and equipment	$151,379	$96,464
Intangible assets	$805,482	$-
Goodwill	$-	$-
Deposits and other assets	$128,232	$129,119
Accounts payable and accrued expenses	$4,475,771	$2,088,867
Liabilities to be settled in stock	$5,669,263	$20,875,045
Convertible notes payable	$-	$3,611,627
Warrant liability	$60,809	$67,288,800
Derivative liability	$-	$4,834,462

Technology
Cash and cash equivalents	$160,124	$21,933,765
Accounts receivable	$-	$-
Unbilled receivables	$-	$-
Prepaid expenses and other current assets	$3,333	$21,666
Property and equipment	$81,613	$95,301
Intangible assets	$1,748,388	$2,829,295
Goodwill	$-	$-
Deposits and other assets	$10,052	$10,052
Accounts payable and accrued expenses	$164,447	$607,622
Liabilities to be settled in stock	$319,100	$445,660
Convertible notes payable	$-	$-
Warrant liability	$-	$-
Derivative liability	$-	$-
Deferred revenue	$-	$-

Subscription and Marketing, Promotional Services, and Films
Cash and cash equivalents	$1,015,944	$2,445,742
Accounts receivable	$30,432,024	$27,137,466
Unbilled receivables	$-	$-
Prepaid expenses and other current assets	$2,827,790	$154,018
Property and equipment	$146,674	$42,270
Intangible assets	$27,543,529	$25,707,487
Goodwill	$49,148,120	$79,137,177
Deposits and other assets	$496,888	$8,000
Accounts payable and accrued expenses	$13,051,042	$10,447,514
Liabilities to be settled in stock	$-	$-
Note Payable	$8,698,250
Convertible notes payable	$-	$-
Warrant liability	$-	$-
Derivative liability	$-	$-
Deferred revenue	$27,035,060	$54,425,630
Due to Related Parties	$1,150,000	$-
Investment in films	$13,403,433	$-

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

19.	Subsequent Events

October Amendment and Exchange Agreement

On October 4, 2018, the Company entered into the October Exchange Agreement, with the holder of a June 2018 Convertible Note having an outstanding principal amount of approximately $68,750,000 for the purpose of (i) netting the June 2018 Investor Note issued by such holder to the Company having an aggregate principal amount of approximately $68,000,000 against such holder’s June 2018 Convertible Note and (ii) following such netting transaction, exchanging the remaining outstanding amount payable under such holder’s June 2018 Convertible Note for a new non-convertible Senior Note issued by the Company to such holder (the “New Non-Convertible Note”) in an aggregate principal amount of $20,400,000, subject to reduction as provided in the New Non-Convertible Note. As a result such holder’s June 2018 Convertible Note and the corresponding June 2018 Investor Note issued by such holder were each cancelled and became null and void.

Following the consummation of the transactions contemplated by the October Exchange Agreement and the netting of the other June 2018 Investor Notes by the other holders of the June 2018 Investor Notes against their corresponding June 2018 Convertible Notes, all of the June 2018 Convertible Notes have been cancelled.

Under the October Exchange Agreement, at any time on or prior to the later of (i) the date that the New Non-Convertible Note no longer remains outstanding and (ii) the first anniversary of the date of the October Exchange Agreement, the Company and its subsidiaries may not effect any Subsequent Placement (as defined in the November Securities Purchase Agreement (as defined below)) unless the Company first offers to issue and sell to, or exchange with, the holder of the New Non-Convertible Note, at least 25% of the securities offered in the Subsequent Placement, subject to the terms and conditions of the October Exchange Agreement.

Amendment to November Securities Purchase Agreement

Pursuant to the October Exchange Agreement, the Securities Purchase Agreement between the Company and certain institutional investors pursuant to which the Company issued the November 2017 Notes (the “November Securities Purchase Agreement”) was amended to reduce the number of shares of common stock of the Company required to be reserved for issuance under the November 2017 Notes to 100% of the maximum number of shares of common stock of the Company issuable upon conversion of the November 2017 Notes.

Amendment to January Securities Purchase Agreement

Pursuant to the October Exchange Agreement, the January Securities Purchase Agreement was amended to reduce the number of shares of common stock of the Company required to be reserved for issuance under the January 2018 Notes to 125% of the maximum number of shares of common stock of the Company issuable upon conversion of the January 2018 Notes.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

New Non-Convertible Note

On October 4, 2018, the Company issued the New Non-Convertible Note. The New Non-Convertible Note bears interest at a rate of 3% per annum, capitalized quarterly. The New Non-Convertible Note is unsecured and not convertible into equity securities of the Company. Unless earlier redeemed, the New Non-Convertible Note will mature on May 29, 2020.

As long as no Event of Default (as defined in the New Non-Convertible Note) has occurred, the Company has the right to redeem the New Non-Convertible Note at any time on or prior to the nine-month anniversary of the issuance of the New Non-Convertible Note for 50% of the principal being redeemed and 100% of the accrued and unpaid interest and late charges, if any. After the nine-month anniversary of the issuance of the New Non-Convertible Note, the Company has the right to redeem the New Non-Convertible Note at any time for 100% of the principal being redeemed and 100% of the accrued and unpaid interest and late charges, if any. If the Company does not redeem the New Non-Convertible Note within such nine-month period, the New Non-Convertible Note will amortize monthly in cash for, from June 28, 2019, four monthly payments of $850,000 per month (plus accrued and unpaid interest, including any capitalized interest) and, commencing on October 30, 2019, eight monthly payments of $2,125,000 (plus accrued and unpaid interest, including any capitalized interest). Upon an Event of Default, the Company must redeem the New Non-Convertible Note in cash at a price equal to, if the Event of Default occurs on or prior to the nine-month anniversary of the issuance of the New Non-Convertible Note, and there is neither a Primary Covenant Event of Default nor a Bankruptcy Default (each as defined in the New Non-Convertible Note), 50% of the principal being redeemed and 100% of the accrued and unpaid interest and late charges, if any, in each case, multiplied by a redemption premium. If the Event of Default occurs after the nine-month anniversary of the issuance of the New Non-Convertible Note, or there exists either a Primary Covenant Event of Default or a Bankruptcy Default, then the Company must redeem the New Non-Convertible Note in cash at a price equal to 100% of the principal being redeemed and 100% of the accrued and unpaid interest and late charges, if any, in each case, multiplied by a redemption premium.

If the holder of the New Non-Convertible Note participates in a subsequent offering by the Company or prepays the January 2018 Investor Notes or November 2017 Investor Notes issued by such holder to the Company, then 14.5% of the cash proceeds paid (or payable) by such holder in such applicable transaction will be used to pay down the New Non-Convertible Note on a dollar-for-dollar basis. Each such payment amount will reduce the scheduled amortization payments on a reverse basis (i.e. last amortization reduced first).

Special Meeting of Stockholders

The Special Meeting of Stockholders scheduled to be held on November 14, 2018 to provide stockholders with an opportunity to vote on the proposed reverse stock split in a ratio of 1 share-for-2 shares up to a ratio of 1 share-for-500 shares has been cancelled. The Company was presenting the reverse stock split proposal in an effort to regain compliance with Rule 5550(a)(2). Since the Company will not be able to effect a reverse stock split ten business days prior to December 18, 2018, absent an extension by The Nasdaq Capital Market (of which there can be no assurance) the Company believes that our common stock will be subject to delisting from The Nasdaq Capital Market, which would adversely impact the liquidity and marketability of our common stock.

If the Company does not regain compliance with Rule 5550(a)(2) by December 18, 2018, the Company may be afforded a second 180-calendar day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the Minimum Bid Price Requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the deficiency during the second compliance period, which may include, if necessary, implementing a reverse stock split. If the Company is afforded additional time to regain compliance (of which there can be no assurance), the Board of Directors of the Company plans to call a special meeting as soon as practicable with a new record date for the Company’s stockholders to vote on a reverse stock split in an effort to regain compliance with Rule 5550(a)(2). Even if the Company is eligible for an additional compliance period, Nasdaq may decline to grant the Company an additional compliance period in its discretion.

If the Company does not regain compliance with Rule 5550(a)(2) by December 18, 2018, and is either not eligible for an additional compliance period at that time or Nasdaq declines to grant the Company an additional compliance period in Nasdaq’s discretion, the Staff will provide notice to the Company that its securities will be subject to delisting. At that time, the Company may appeal the Staff’s delisting determination to Panel. The Company would remain listed pending the Panel’s decision.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 throughout and in particular in the discussion at Item 2 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These are statements regarding financial and operating performance results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks, including those discussed in the risk factors set forth in Item 1A of this Form 10-Q and Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which have been incorporated into this report by reference, could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:

●	the Company’s ability to successfully develop the business model of MoviePass, Moviefone, MoviePass Films and MoviePass Ventures;

●	the Company’s capital requirements and whether the Company will be able to raise capital as needed;

●	the Company’s ability to fulfill its payment obligations to its merchant processors in a timely manner to prevent MoviePass service interruptions;

●	the Company’s ability to integrate the operations of MoviePass, Moviefone, MoviePass Films and MoviePass Ventures and other acquired businesses into its operation;

●	changes in local, state or federal regulations that will adversely affect the Company’s business;

●	the Company’s ability to retain its existing subscribers and market and sell its services to new subscribers;

●	the success of our cost-reduction and subscription revenue increase measures and the Company’s ability to continue to generate non-subscription revenue;

●	the impact of legal proceedings or governmental action against the Company;

●	the Company’s ability to satisfy Nasdaq listing criteria deficiencies and whether Nasdaq may conclude the delisting of our common stock is in the public interest;

●	The Company’s ability to attract brokers and investors who do not trade in lower priced stock;

●	the risk that the conditions to the completion of the creation of MoviePass Entertainment are not satisfied, including the inability of MoviePass Entertainment to complete the necessary audited financial statements and to file and have its registration statement on Form S-1 declared effective by the SEC, and the risk that the Company may not have the required surplus or cash flow solvency under Delaware law to effect a distribution of shares of MoviePass Entertainment to the Company’s securities holders;

●	whether the Company will continue to receive the services of certain officers and directors;

●	the Company’s ability to protect its intellectual property and operate its business without infringing upon the intellectual property rights of others;

●	the Company’s ability to effectively react to other risks and uncertainties described from time to time in the Company’s filings with the SEC, such as fluctuation of quarterly financial results, reliance on third party consultants, litigation or other proceedings and stock price volatility; and

●	other uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control.

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

As of September 30, 2018, the Company owned, and as of the date of this report the Company owns, 91.8% of the outstanding shares of MoviePass (excluding outstanding MoviePass options and warrants), 100% of the outstanding membership interests in MoviePass Ventures and 51% of the outstanding membership interests in MoviePass films. MoviePass is the premiere movie theater subscription service in the United States that allows its subscribers to see up to three movies a month, from a schedule of select movies, in theaters nationwide, for a low fixed price and additional movies at a discounted price.

In March 2018, MoviePass Ventures acquired a stake in the now award winning film American Animals by Bart Layton.  In April 2018, MoviePass Ventures acquired a stake in the movie Gotti.  The Company believes that by utilizing the MoviePass subscriber base to drive a positive impact at the box office, MoviePass Ventures can then leverage the higher box office to obtain additional downstream revenues, such as international distribution rights, streaming rights, DVD rights, transactional rights (iTunes), on demand and foreign movie rights.

MoviePass Films is dedicated to supporting independent filmmakers and distributors by collaborating with creators and acquiring stakes in films. MoviePass Films has already acquired stakes in several films, including 10 Minutes Gone in August 2018, Monsters and Men and Border in September 2018, and In Search of Greatness in the fourth quarter of 2018. The Company believes that the MoviePass marketing ability and MoviePass subscription base will help contribute to the success and revenue generation of these films.

During the third quarter of 2018, MoviePass made changes to the business strategy in order to reduce cash burn, lower total expenses and move towards profitability. As a result, MoviePass incurred a loss of subscribers resulting primarily from the change in service offerings during the third quarter.  MoviePass deemed it more appropriate to assess goodwill impairment of the MoviePass reporting unit as of September 30, 2018. In conjunction with the events occurring in the third quarter of 2018, the Company updated its long-term business plan, which was used as the basis for estimating the future cash flows of its reporting units. That plan considered then current economic conditions and trends, estimated future operating results, the Company’s views of growth rates and then-anticipated future economic and regulatory conditions.

MoviePass has implemented several elements of a long-term growth plan which the Company believes will reduce the monthly cash deficit and improve profitability. In April 2018, MoviePass implemented certain measures to promote the fair use of the MoviePass subscription product. These measures included a technological enhancement which prevents MoviePass subscribers from sharing their accounts with non-subscribers and allowing subscribers to see a movie title only once per subscriber using the MoviePass subscription. From July 2018 through August 2018, MoviePass implemented several cost-reduction measures including changing its monthly subscription plan to the current three-movies-per-month plan, at a price of $9.95 per month. In August 2018, MoviePass Inc. began to convert subscribers on an annual subscription plan to the three-movies-per-month subscription plan, by giving annual subscribers the option to either cancel or refund their annual subscription or continue on the new three-movies-per-month subscription plan.

The Company believes that MoviePass’s move to a curated programming model, which limited title selection on a daily basis, reduced its cash burn significantly from the second quarter of 2018 to the third quarter of 2018. The Company believes that the curated programming model also enhanced its ability to increase non-subscription revenue. The Company believes this is in large measure due to the expectation that distributors of independent films are willing to spend money to market their films as a result of the efficacy this strategy had on driving attendance to their films.

Since moving to this curated programming model, MoviePass has spent a higher percentage of its weekly allocated spend on promoted titles (over non-promoted titles), including independent films for which it has marketing agreements. This shift in the programming model has helped move MoviePass towards a new business model.

On October 23, 2018, the Company issued a press release announcing that its Board of Directors preliminarily approved a plan to create a new subsidiary named MoviePass Entertainment Holdings Inc. (“MoviePass Entertainment”) that would take ownership of the shares of MoviePass and other film related assets held by the Company. If permitted under Delaware law and subject to other conditions, the Company plans to distribute a minority of the outstanding shares of MoviePass Entertainment common stock as a dividend to stockholders of the Company as of a record date that is yet to be determined, with the Company retaining control of MoviePass Entertainment upon any such distribution.

Results of Operations

The following table sets forth period over period change in the percentage of revenues of certain items included in the Company’s Statements of Operations:

	For the Three Months Ended September 30,		Change
	2018	2017	Dollars	% Change
Consulting	$802,114	1,173,023	(370,909)	(32)%
Subscription	78,921,951	-	78,921,951	100%
Marketing, promotional services, and films	1,615,177	-	1,615,177	100%
Total revenues	81,339,242	1,173,023	80,166,219	6,834%
Cost of revenues	109,635,383	946,308	108,689,075	11,486%
Gross (loss)/profit	(28,296,141)	226,715	(28,522,856)	(12,581)%
Loss on impairment of MoviePass goodwill	38,524,016	-	38,524,016	100%
Operating expenses	19,594,730	3,302,979	16,291,751	493%
Loss from operations	(86,414,887)	(3,076,264)	(83,338,623)	(2,709)%
Other income (expense), net	(50,770,628)	(40,386,701)	(10,383,927)	(26)%
Income tax provision	10,283	(2,747)	13,030	(474)%
Net loss	$(137,195,798)	(43,460,218)	(93,735,580)	(216)%

Loss per share	$(0.20)	(5.79)	5.59	96%

	For the Nine months ended September 30,		Change
	2018	2017	Dollars	% Change
Consulting	$2,471,223	3,672,036	(1,200,813)	(33)%
Subscription	198,488,038	-	198,488,038	100%
Marketing, promotional services, and films	3,991,575	-	3,991,575	100%
Total revenues	204,950,836	3,672,036	201,278,800	5,481%
Cost of revenues	424,371,078	2,969,357	421,401,721	14,192%
Gross (loss)/profit	(219,420,242)	702,679	(220,122,921)	(31,326)%
Loss on impairment of MoviePass goodwill	38,524,016	-	38,524,016	100%
Operating expenses	62,841,481	10,881,362	51,960,119	478%
Loss from operations	(320,785,739)	(10,178,683)	(310,607,056)	(3,052)%
Other income (expense), net	73,915,367	(44,961,796)	118,877,163	(264)%
Income tax provision	46,953	39,110	7,843	20%
Net loss	$(246,917,325)	(55,179,589)	(191,737,736)	(347)%

Loss per share	$(0.87)	(8.35)	7.47	89%

Comparison of the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017

Revenues. Revenues for the three months ended September 30, 2018 were approximately $81.3 million as compared to revenues of approximately $1.2 million for the three months ended September 30, 2017. The increase was primarily due to the revenues of MoviePass which were offset by a decrease in consulting revenues in the three months ended September 30, 2018.

Gross (Loss) / Profit. The resulting gross loss for the three months ended September 30, 2018 was approximately $28.3 million as compared to a gross profit of approximately $0.2 million for the three months ended September 30, 2017. The decrease is primarily due to operating expenses of MoviePass.

Operating Expenses. Non-research and development operating expenses for the three months ended September 30, 2018 were approximately $19.5 million as compared to approximately $2.7 million for the three months ended September 30, 2017. The increase was primarily due to the acquisitions of MoviePass, the Moviefone Assets and the forming of MoviePass Ventures and MoviePass Films.

Impairment of MoviePass Goodwill. Impairment of goodwill expense for the three months ended September 30, 2018 of approximately $38.5 million relates to a portion of the MoviePass reporting unit as a result of reduced financial projections for the MoviePass reporting unit, due to, among other things, lower than expected actual financial results from this business due to a lower number of subscribers resulting from changes in the MoviePass service offering, described above, which resulted in diminished financial performance relative to its original expectations.

Research and Development. Research and development expenses for the three months ended September 30, 2018 were approximately $0.09 million as compared to $0.6 million for the three months ended September 30, 2017. Research and development expenses relate to the development of the RedZone Map app.

Taxes. The Company had income tax provision of $10,283 and compared to an income tax benefit of $2,747 for the three months ended September 30, 2018 and 2017, respectively. Tax for the three months ended September 30, 2018 was comprised of minimum state taxes and a provision reconciliation of an over estimate of the tax accrual for the Company’s Indian subsidiary’s audit.

Other Income/(Expense). In order to both fund its operations, including the development of the RedZone Map app, to obtain the funds necessary to purchase additional shares in MoviePass, and to fund the operations of MoviePass, the Company issued and sold to several investors Senior Secured Convertible Promissory Notes in September 2016, December 2016, February 2017, August 2017, November 2017, January 2018, and June 2018 having a total principal amount of approximately $352.5 million. As a result of these securities offerings, during the three months ended September 30, 2018, the Company incurred (i) a loss of approximately $0.7 million resulting from the change in market value of derivative and warrant liabilities, (ii) interest expense of approximately $95.6 million, (iii) a gain on the extinguishment of indebtedness of approximately $45.5 million and (iv) interest income of approximately $0.004 million. For the three months ended September 30, 2017, the Company incurred (i) a loss of approximately $28.2 million resulting from the change in market value of derivative and warrant liabilities, (ii) interest expense of approximately $11.6 million, and (iii) interest income of approximately $0.014 million.

Net Loss. The Company had a net loss attributable to Helios and Matheson Analytics Inc. of approximately $129.6 million or $0.20 loss per basic and diluted share for the three months ended September 30, 2018 as compared to a net loss attributable to Helios and Matheson Analytics Inc. of approximately $43.5 million or $5.79 loss per basic and diluted share for the three months ended September 30, 2017. The increase in the Company’s net loss is primarily due to the acquisitions of MoviePass, the Moviefone Assets and the forming of MoviePass Ventures and MoviePass Films, including the associated financing costs incurred with the issuance of our senior convertible notes, offset by a gain on the extinguishment of debt.

Comparison of the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017

Revenues. Revenues for the nine months ended September 30, 2018 were approximately $205.0 million as compared to revenues of approximately $3.7 million for the nine months ended September 30, 2017. The increase was primarily due to the revenues of MoviePass which were partially offset by a decrease in consulting revenues in the nine months ended September 30, 2018.

Gross (Loss) / Profit. The resulting gross loss for the nine months ended September 30, 2018 was approximately $219.4 million as compared to a gross profit of approximately $0.7 million for the nine months ended September 30, 2017. The decrease is primarily due to operating expenses of MoviePass.

Operating Expenses. Non-research and development operating expenses for the nine months ended September 30, 2018 were approximately $62.4 million as compared to approximately $9.3 million for the nine months ended September 30, 2017. The increase was primarily due to the acquisitions of MoviePass, the Moviefone Assets and the forming of MoviePass Ventures and MoviePass Films.

Impairment of MoviePass Goodwill. Impairment of goodwill expense for the nine months ended September 30, 2018 of approximately $38.5 million relates to a portion of the MoviePass reporting unit as a result of reduced financial projections for the MoviePass reporting unit, due to, among other things, lower than expected actual financial results from this business due to a lower number of subscribers resulting from changes in the MoviePass service offering, described above, which resulted in diminished financial performance relative to its original expectations.

Research and Development. Research and development expenses for the nine months ended September 30, 2018 were approximately $0.5 million as compared to $1.6 million for the nine months ended September 30, 2017. Research and development expenses relate to the development of the RedZone Map app.

Taxes. The Company had income tax provision of $46,953 and $39,110 for the nine months ended September 30, 2018 and 2017, respectively. Tax for the nine months ended September 30, 2018 was comprised of minimum state taxes and a provision reconciliation of an over estimate of the tax accrual for the Company’s India subsidiary’s audit.

Other Income/(Expense). In order to both fund its operations, including the development of the RedZone Map app, to obtain the funds necessary to purchase additional shares in MoviePass, and to fund the operations of MoviePass the Company issued and sold to several investors Senior Secured Convertible Promissory Notes in September 2016, December 2016, February 2017, August 2017, November 2017, January 2018, and June 2018 having a total principal amount of approximately $352.5 million. As a result of these securities offerings, during the nine months ended September 30, 2018, the Company incurred (i) a gain of approximately $202.4 million resulting from the change in market value of derivative and warrant liabilities, (ii) interest expense of approximately $189.3 million, (iii) a gain on the extinguishment of debt of approximately $60.5 million, (iv) a gain on the exchange of warrants of approximately $0.3 million and (iv) interest income of approximately $0.03 million. For the nine months ended September 30, 2017, the Company incurred (i) a gain of approximately $27.5 million resulting from the change in market value of derivative and warrant liabilities, (ii) interest expense of approximately $16.9 million, and (iii) interest income of approximately $0.05 million.

Net Loss. The Company had a net loss attributable to Helios and Matheson Analytics Inc. of approximately $187.8 million or $0.87 loss per basic and diluted share for the nine months ended September 30, 2018 as compared to a net loss attributable to Helios and Matheson Analytics Inc. of approximately $55.2 million or $8.35 loss per basic and diluted share for the nine months ended September 30, 2017. The increase in the Company’s net loss is primarily due to the acquisitions of MoviePass, the Moviefone Assets and the forming of MoviePass Ventures and MoviePass Films, including the associated financing costs incurred with the issuance of our senior convertible notes, offset by favorable adjustments to the Company’s derivative liabilities, and a gain on the extinguishment of debt.

Liquidity and Capital Resources

The following table presents a summary of the cash flow activity for the periods set forth below:

	Nine months ended September 30,
	2018	2017

Net cash (used in) operating activities	$(321,093,755)	(7,644,296)
Net cash (used in) investing activities	$(53,491)	(5,302,999)
Net cash provided by financing activities	$301,101,244	11,870,000
Net(decrease) in cash and cash equivalents	$(20,046,002)	(1,077,295)
Cash and cash equivalents, beginning of period	$24,949,393	2,747,240
Cash and cash equivalents, end of period	$4,850,972	1,663,879

Cash Flows Used in Operating Activities

Cash used in operating activities was $321.1 million in the nine months ended September 30, 2018 compared to $7.6 million of cash used in operating activities in the nine months ended September 30, 2017. Our consolidated net loss in September 30, 2018 of $246.9 million, included non-cash items of approximately $46.6 million. Non-cash items affecting our net loss included; change in the fair market value of warrant liabilities and derivative liabilities of $194.1 million and $8.3 million, respectively, loss on extinguishment of debt of $60.5 million, impairment of goodwill of $38.5 million, shares issued in exchange for services of $10.2 million, approximately $173.0 million related to accretion and interest expense incurred from derivative instruments, amortization of deferred revenue of $13.3 million, amortization and impairment of film costs of $3.8 million and depreciation and amortization of $4.0 million. The net change in working capital items affecting operating cash flow was $27.6 million, representing a decrease in cash provided by operating activities. In the nine months ended September 30, 2017 our net loss was $55.2 million and included net non-cash items of $48.6 million, consisting primarily of $16.9 million related to interest expense incurred from derivative instruments, change in fair market value of warrant liabilities and derivative liabilities of $17.0 million and $10.4 million, respectively, shares issued in exchange for services of $2.3 million and depreciation and amortization of $1.3 million. In the nine months ended September 30, 2017, net working capital changes affecting operating cash flow consisted of a $1.0 million cash used in operating activities.

Cash Flows Used in Investing Activities

Cash used in investing activities of $0.05 million in the nine months ended September 30, 2018 consisted primarily of cash advanced from related parties of $1.2 million and cash used towards the purchase of the Moviefone Assets of $1.0 million. Cash used in investing activities of $5.3 million in the nine months ended September 30, 2017 consisted primarily of cash used to acquired patents and to purchase equipment.

Cash Flows Provided by Financing Activities

Cash provided by financing activities of $301.1 million consists of proceeds from public offerings and other equity raises in the amount of $244.0 million (net of transaction costs), proceeds from convertible notes payable of $108.7 million, proceeds from the issuance of a note payable and preferred shares of $20.2 million, payment for make-whole interest of $5.0 million and payment of deferred financing fees of $2.2 million, less redemptions of convertible notes payable of $63.9 million.

Future Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, proceeds from subscription revenues, proceeds from our equity offerings and prepayments of investor notes payable to us that we received as partial payment for our outstanding convertible notes. As of September 30, 2018, we had cash on hand of $4.9 million and approximately $30.7 million in accounts receivable mostly related to reserve funds held by our merchant processors related to subscription revenues. In addition, in the nine months ended September 30, 2018 we issued common stock and warrant units and received proceeds of approximately $244.0 million, net of associated expenses. We filed with the SEC, and the SEC declared effective, a universal shelf registration statement of up to $400 million worth of registered equity securities, of which we utilized approximately $135 million in offerings in February and April of 2018, and approximately $125 million in the ATM Offering. Under this effective registration statement, we may issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price and terms to be determined at the time of issuance. In April 2018, we entered into the Sales Agreement with Canaccord pursuant to which we could issue and sell from time to time shares of common stock having aggregate sales proceeds of up to $150.0 million through the ATM Offering under which Canaccord acted as our sales agent. We paid Canaccord a commission of 4% of the gross proceeds from the sale of shares of common stock under the Sales Agreement. For the quarter ended September 30, 2018, we sold approximately 627,933,083 shares shares in the ATM Offering, received $68.3 million net proceeds and paid Canaccord $2.8 million. The Sales Agreement was terminated on October 1, 2018, and as a result, no further sales of shares of common stock can be sold in the ATM Offering. On July 2, 2018, our second universal shelf registration was declared effective under which we may offer for sale up to $1.2 billion of equity securities or debt securities.

For the nine months ended September 30, 2018, we received gross cash proceeds of approximately $33.9 million with respect to prepayments under the November 2017 Investor Notes and issued 705.8 million (23,362 million pre-split) shares with respect to the conversion of the November 2017 Notes, including shares related to the make-whole interest provisions of those notes. From September 30, 2018 through November 14, 2018, we received gross cash proceeds of approximately $4.1 million with respect to prepayments under the November 2017 and January 2018 Investor Notes and issued an additional 233.1 million shares with respect to the conversion of the November 2017 Notes and January 2018 Notes. We used the proceeds from the prepayments of such investor notes to redeem approximately $24,600,000 of the unrestricted principal of our June 2018 Convertible Notes. As a result of such redemptions, as of November 13, 2018, there was approximately $0 million of unrestricted principal (including make-whole interest) outstanding under the June 2018 Convertible Notes. Following the consummation of the transactions contemplated by the October Exchange Agreement and the netting of the other June 2018 Investor Notes by the other holders of the June 2018 Investor Notes against their corresponding June 2018 Convertible Notes, all of the June 2018 Convertible Notes have been cancelled.

We will continue to require significant proceeds from sales of our debt or equity securities, including conversions of unrestricted principal and make-whole interest under our outstanding convertible notes following payments by investors under investor notes payable to us, each of which will continue to have a significant dilutive effect on our stockholders. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned growth or otherwise further alter our business model, objectives and operations, which could harm our business, financial condition and operating results. As of November 13, 2018 there remained $41.9  in restricted principal for which a corresponding amount of principal under the investor notes remains to be paid to the Company by the holders of those convertible notes.

As of September 30, 2018, the Company had approximately $26.7 million in deferred revenue related to subscriptions of its MoviePass service. Deferred revenue represents funds received for monthly, quarterly, semi- annual and annual subscriptions plus amounts associated with gift card purchases. MoviePass has experienced service costs over and above subscription revenue in the fulfillment of subscription services mainly for ticketing and related service fees. Included in the deferred revenue balance is approximately $2.8 million of funds resulting from the acquisition of MoviePass and allocated to service future ticket fulfillment associated with deferred revenue on the acquisition date.

The Company maintains relationships with several payment processing vendors. Our primary merchant processor maintains a reserve fund of a portion of the payments received for annual and other extended term subscription plans. As of September 30, 2018, the amount on deposit with our merchant processor was approximately $25.6 million. This amount is classified as accounts receivable on our balance sheet and is expected to be disbursed to the Company during the course of 2018. The Company intends to use these funds for ticket fulfillment and other general operating costs.

During the nine months ended September 30, 2018 and 2017, the Company has received $39.9 million and $4.0 million, respectively, from complex convertible notes containing derivative features associated with conversion rights and stock purchase warrants. In addition, the convertible notes provided for interest to be paid on borrowed and or committed funds as the case may be, generally for minimum periods even when such funds are not outstanding. During the nine months ended September 30, 2018, the Company has recognized derivative gain of $8.3 million associated with these securities which in many cases are valued based on the underlying equity securities required to satisfy such derivative features upon exercise or conversion. Additionally, during the nine months ended September 30, 2018 and September 30, 2017, the Company has recognized non-cash interest expense of $173.0 million and $16.9 million, respectively, associated with these convertible notes and committed funds which have predominantly been settled through the issuance of shares of the Company’s stock. In addition, the Company incurred approximately $17.5 million, in cash paid for interest associated with outstanding notes and committed funds during the nine months ended September 30, 2018.

At September 30, 2018, there were no amounts outstanding of unrestricted principal of convertible notes with respect to convertible notes payable and derivative liability balances.

The Company has experienced net losses and significant cash outflows from cash used in operating activities over periods presented in this report. As of September 30, 2018, the Company had an accumulated deficit of $377,266,866, a loss from operations for the three and nine months ended September 30, 2018 of $86,414,887 and $320,785,739, respectively, and net cash used in operating activities for the nine months ended September 30, 2018 of $321,093,755.

If the Company is unable to make required payments to its merchant and fulfillment processors, the merchant and fulfillment processors may cease processing payments for MoviePass, which would cause a MoviePass service interruption. Such a service interruption occurred on July 26, 2018. Any future service interruptions could have a further material adverse effect on MoviePass’ ability to retain its subscribers. This would have an adverse effect on the Company’s financial position and results of operations.

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

The Company also has goodwill of approximately $40.6 million, related to the acquisition of MoviePass in December 2017 and $8.5 million related to the acquisition of Moviefone in April 2018, which is included in the Subscription and Marketing, Promotional Services, and Films operating segment, which may be susceptible to impairment as a result of changes in various factors or conditions. Other identifiable intangible assets, including customer relationships, technology and tradenames and trademarks, aggregating to approximately $30.1 million, are amortized on a straight-line basis over their estimated useful lives. The Company assesses the potential impairment of goodwill and our finite-lived intangible assets on an annual basis, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of September 30, 2018, the Company evaluated whether any triggering events for goodwill, as defined in ASC 350-35-3C, were deemed to be more likely than not and determined that as of September 30, 2018 they were.

During the third quarter of 2018, due to a significant decline in its MoviePass subscribers resulting primarily from changes made to our service offerings substantially during the third quarter, the Company deemed it more appropriate to assess goodwill impairment of the MoviePass reporting unit as of September 30, 2018. In conjunction with the events occurring in the third quarter of 2018, the Company updated its long-term business plan, which was used as the basis for estimating the future cash flows of its reporting units. That plan considered then current economic conditions and trends, estimated future operating results, the Company’s views of growth rates and then-anticipated future economic and regulatory conditions.

The Company determined that the fair value of the MoviePass reporting unit was below its carrying value. Therefore, the Company conducted step two of the impairment test for the MoviePass reporting unit and determined the carrying value of goodwill in the MoviePass reporting unit exceeded its implied fair value, resulting in an impairment charge of $38.5 million. This was as a result of reduced financial projections for the MoviePass reporting unit, due to, among other things, lower than expected actual financial results from this business due to a lower number of subscribers resulting from changes in the MoviePass service offering, which resulted in diminished financial performance relative to its original expectations. Given the foregoing, the Company determined there was greater uncertainty in achieving its prior financial projections and so applied a slightly higher discount rate for purposes of its goodwill impairment analysis. Additionally, modifications of certain cashflow assumptions to reflect the current economic conditions as well as market participant levels were made. These assumptions along with a higher discount rate negatively affected the fair value of the MoviePass reporting unit.

The Company expects to continue to be required to raise capital to support these initiatives. There can be no assurance that the Company will be able to raise capital on favorable terms, or at all. Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would impact our results of operations and financial position in the reporting period identified.

Off Balance Sheet Arrangements

As of September 30, 2018, the Company does not have any off-balance sheet arrangements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

Item 4. Controls and Procedures

As of September 30, 2018, the Company carried out an evaluation, under the supervision of and with the participation of our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to all timely decisions regarding required disclosures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective due to the existence of the material weakness identified by management at year end December 31, 2017, and as disclosed in our Form 10-K, that we are still in the process of remediating.

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

Part II. Other Information

Item 1. Legal Proceedings

On August 2, 2018, Jeffrey Chang, acting on behalf of himself and a putative class of persons who purchased or otherwise acquired the Company’s common stock between August 15, 2017, and July 26, 2018, filed a class action complaint in the U.S. District Court for the Southern District of New York against the Company and two of its executive officers, Theodore Farnsworth and Stuart Benson (the “August 2, 2018 Complaint”). Jeffrey Chang v. Helios and Matheson Analytics Inc., et. al., Case No. 1:18-cv-6965. The August 2, 2018 Complaint alleges, among other things, that the Company’s statements to the market were materially false or misleading. The plaintiffs assert claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5.

On August 13, 2018, Jeffrey Braxton, acting on behalf of himself and a putative class of persons who purchased or otherwise acquired the Company’s common stock between August 15, 2017, and July 26, 2018, filed a class action complaint in the U.S. District Court for the Southern District of New York against the Company and two of its executive officers, Theodore Farnsworth and Stuart Benson (the “August 13, 2018 Complaint”). Jeffrey Braxton v. Helios and Matheson Analytics, Inc. et al., Case No. 1:18-cv-07242-UA. The August 13, 2018 Complaint makes substantially identical allegations as the August 2, 2018 Complaint.

Motions have been filed to consolidate the cases and for the appointment of lead plaintiff and lead plaintiffs’ counsel. The motions are scheduled to be argued November 16, 2018. The Company intends to vigorously defend these matters and believes that they are without merit. Given the preliminary status of the litigation, it is difficult to predict the likelihood of an adverse outcome or estimate the amount or range of any reasonably possible losses, if any.

On September 20, 2018, Yu Chen, a purported stockholder of the Company, filed a complaint in the Supreme Court of the State of New York, County of New York, Index No. 654686/2018, derivatively on behalf of the Company against Theodore Farnsworth, Stuart Benson, Muralikrishna Gadiyaram, Prathap Singh, Gavriel Ralbag, and Carl Schramm, and the Company as a nominal defendant (the “September 20, 2018 Complaint”). The September 20, 2018 Complaint alleges claims for breach of fiduciary duty and unjust enrichment against the individual defendants. The Plaintiff has agreed to stay the action pending a decision on an anticipated motion to dismiss the consolidated complaint that is expected to be filed in the securities actions discussed above.

Item 1A. Risk Factors

Our cash and cash equivalents, may not be sufficient to fund our operations for the near future and we may not be able to obtain additional financing.

As of November 12, 2018, we had approximately $6.2 million in available cash and approximately $23.3 million on deposit with our merchant processors for a total of approximately $29.5 million. The funds held by these processors represent a portion of the payments received for annual and other extended term MoviePass subscription plans and future ticket fulfillment, which we classify as current assets on our balance sheet and which we expect to be disbursed to us or utilized during 2018. Historically, our monthly cash deficit has been significant, and as we continue to fund MoviePass’ operations, and increase our investments in movies through MoviePass Ventures and MoviePass Films, and make other acquisitions, our monthly cash deficit will continue to increase in the coming months.

Our cash and cash equivalents may not be sufficient to fund our operations for the near future and we may not be able to obtain additional financing. We will continue to require significant proceeds from sales of our debt or equity securities, However, we no longer have access to funds from the sale of shares of common stock in the ATM Offering and we will need to seek other sources of capital, of which there can be no assurance. Furthermore, to the extent we use any net proceeds from sales of our securities for acquisitions of other businesses or financial interests in additional movies (through our subsidiaries, MoviePass Ventures or MoviePass Films), we will need additional capital to offset our monthly cash deficit to the extent resulting from those further investments.

We will continue to require significant proceeds from sales of our debt or equity securities, including conversions of unrestricted principal and make-whole interest under our outstanding convertible notes following payments by investors under investor notes payable to us, each of which will continue to have a significant dilutive effect on our stockholders. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned growth or otherwise further alter our business model, objectives and operations, which could harm our business, financial condition and operating results.

A failure to make required payments to our merchant and fulfillment processors, could result in a MoviePass service interruption, which could cause a material adverse effect on our financial position and results of operations.

If we are unable to make required payments to our merchant and fulfillment processors, the merchant and fulfillment processors may cease processing payments for MoviePass, which would cause a MoviePass service interruption. Such a service interruption occurred on July 26, 2018. Any future service interruptions could have a further material adverse effect on MoviePass’ ability to retain its subscribers. This would have a material adverse effect on our financial position and results of operations.

Our common stock may be subject to delisting from The Nasdaq Capital Market.

On June 21, 2018, we received a deficiency letter from the Nasdaq Listing Qualifications Department notifying us that, for the prior thirty consecutive business days, the closing bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market pursuant to the Minimum Bid Price Requirement. In accordance with Nasdaq Listing Rules, we have been given 180 calendar days, or until December 18, 2018 to regain compliance with the Minimum Bid Price Requirement. If we are not in compliance with the Minimum Bid Price Requirement by December 18, 2018, we may be afforded a second 180 calendar day grace period. To qualify, we would be required to meet the continued listing requirements for market value of publicly held shares and all initial listing standards for The Nasdaq Capital Market, except for the Minimum Bid Price Requirement. In addition, we would be required to notify Nasdaq of our intent to cure the deficiency during the second compliance period, which may include, if necessary implementing a reverse stock split.

To regain compliance with the Minimum Bid Price Requirement, effective July 23, 2018, we effected the Reverse Stock Split of our common stock at a ratio of 1 share-for-250 shares. However, since the effectiveness of the Reverse Stock Split, the per share market price of our common stock has fallen below $1.00 and as of November 14, 2018, the closing price was $0.017. As a result, we are not in compliance with the Minimum Bid Price Requirement Further, the Special Meeting of Stockholders scheduled to be held on November 14, 2018 to provide stockholders with an opportunity to vote on the proposed reverse stock split in a ratio of 1 share-for-2 shares up to a ratio of 1 share-for-500 shares has been cancelled. The Company was presenting the reverse stock split proposal in an effort to regain compliance with the Minimum Bid Price Requirement. Since the Company will not be able to effect a reverse stock split ten business days prior to December 18, 2018, absent an extension by The Nasdaq Capital Market (of which there can be no assurance) the Company believes that our common stock will be subject to delisting from The Nasdaq Capital Market, which would adversely impact the liquidity and marketability of our common stock.

If we do not regain compliance with the Minimum Bid Price Requirement by December 18, 2018 and we are not eligible for an additional compliance period at that time, the Staff will provide written notification to us that our common stock may be delisted. At that time, we may appeal the Staff’s decision to the Panel. We would remain listed pending the Panel’s decision. There can be no assurance that, if we do appeal a subsequent delisting determination by the Staff to the Panel, that such an appeal would be successful.

On August 25, 2018, Carl J. Schramm resigned from the Board of Directors of the Company and each committee of the Board of Directors which he was a member, including the Audit Committee. As a result, the Company is no longer compliant with Nasdaq Listing Rule 5605(b)(1), which requires that a majority of the Board of Directors of the Company be independent, and Nasdaq Listing Rule 5605(c)(2)(A), which requires that the Audit Committee have at least three independent directors.

In accordance with Nasdaq Listing Rules, on August 27, 2018, the Company notified Nasdaq of Mr. Schramm’s resignation and non-compliance with the above Nasdaq Listing Rules. Nasdaq responded on September 6, 2018 with a notification letter confirming the Company’s non-compliance with Nasdaq’s independent director and audit committee requirements as set forth above. Nasdaq advised that, pursuant to Nasdaq Listing Rules 5605(b)(1)(A) and 5605(c)(4), the Company will have until the following to cure the deficiencies caused by Mr. Schramm’s departure:

●	until the earlier of the Company’s next annual shareholders’ meeting or August 25, 2019; or

●	if the next annual shareholders’ meeting is held before February 21, 2019, then the Company must evidence compliance no later than February 21, 2019.

The Board of Directors of the Company intends to appoint a new independent director who satisfies the applicable requirements of the Nasdaq Listing Rules to serve on the Company’s Board of Directors and Audit Committee prior to the expiration of the cure period, but no assurances can be given that the Company will appoint a new independent director who satisfies the applicable requirements of the Nasdaq Listing Rules to serve on the Company’s Board of Directors and Audit Committee prior to the expiration of the cure period.

If we are not able to regain compliance with the Minimum Bid Price Requirement or appoint a new independent director who satisfies the applicable requirements of the Nasdaq Listing Rules to serve on the Company’s Board of Directors and Audit Committee prior to the expiration of the cure period, our common stock could be traded on the over the counter market maintained by OTC Markets Group, Inc. In such event, it would become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. Additionally, the sale or purchase of our common stock would likely be made more difficult and the trading volume and liquidity of our common stock would likely decline. A delisting from The Nasdaq Capital Market would also result in negative publicly and would negatively impact our ability to raise capital in the future.

The sale of a substantial amount of our common stock in the public market, and the issuance of shares reserved for consultants and the future conversion of convertible instruments, could adversely affect the prevailing market price of our common stock.

As of November 9, 2018, we had 1,612,561,916 shares of common stock issued and outstanding and the closing sale price of our common stock on November 14, 2018 was $0.017.

The issuances of convertible notes in December 2016 and the February 2017 Notes, the August 2017 Notes, the November 2017 Notes, the January 2018 Notes and the June 2018 Convertible Notes (collectively, the “Notes”) and the subsequent transactions, resulted in a high volume of activity for our securities. We may engage in similar transactions, which transactions may include registration rights. The issuance of such additional securities and the potential for high volume trades of our common stock in connection with these financings may continue to have a downward effect on our market price. In addition, in connection with the Notes, we issued five-year warrants to a financial advisor, of which 6,381 (1,595,250 pre-split) are currently exercisable, and warrants in public offerings, of which 61,087 (16,117,000 pre-split) are currently exercisable. Future issuance of our common stock upon exercise of these warrants may have a further negative impact on our stock price.

Further, as of November 14, 2018, as a result of the issuance of the November 2017 Notes and, the January 2018 Notes, 2.8billion shares of our common stock may be issuable upon conversion of such outstanding debt. Further, this number of shares may increase significantly if there are further conversion price reductions resulting from the full ratchet conversion price adjustment provisions of the November 2017 Notes and the January 2018 Notes, which provide that if we issue securities in certain transactions at a price lower than the applicable conversion price of the November 2017 Notes and the January 2018 Notes, then the applicable conversion price of the November 2017 Notes and the January 2018 Notes, will be reduced to equal such lower price, resulting in additional shares issuable upon conversion of the November 2017 Notes and the January 2018 Notes. As of November 14, 2018, the Company owes approximately $262,471 of make-whole interest under the November 2017 Notes and the January 2018 Notes. As such, all of the shares noted above represent shares issuable upon conversion of restricted principal under such convertible debt for which an equivalent amount owed to us under the corresponding investor notes has not yet been paid. Such restricted principal may not, as of the date of this Quarterly Report on Form 10-Q, be converted into any shares of our common stock. However, if holders of these convertible Notes provide additional payments to us under the corresponding investor notes, an amount equal to such payment will become unrestricted principal under these convertible notes that may be converted to our common stock at the election of the holders of these Notes.

The issuance of shares we are obligated to issue and the issuance of shares we may issue in connection with conversion or exercise of our outstanding convertible instruments may result in a higher volume trading of our securities, which may increase dilution of existing investors and further depress the market price of our common stock, which may negatively affect our stockholders’ equity and our ability to raise capital on terms acceptable to us in the future.

Impairment of our intangible assets could result in significant charges that would adversely impact our future operating results.

The Company has goodwill of approximately $40.6 million, related to the acquisition of MoviePass in December 2017 and $8.5 million related to the acquisition of Moviefone in April 2018, which is included in the Subscription and Marketing, Promotional Services, and Films operating segment, which may be susceptible to impairment as a result of changes in various factors or conditions. Other identifiable intangible assets, including customer relationships, technology and tradenames and trademarks, aggregating to approximately $30.1 million, are amortized on a straight-line basis over their estimated useful lives. The Company assesses the potential impairment of goodwill and our finite-lived intangible assets on an annual basis, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of September 30, 2018, the Company evaluated whether any triggering events for goodwill, as defined in ASC 350-35-3C, were deemed to be more likely than not and determined that as of September 30, 2018 they were.

During the third quarter of 2018, due to a significant decline in its MoviePass subscribers resulting primarily from changes made to our service offerings substantially during the third quarter, the Company deemed it more appropriate to assess goodwill impairment of the MoviePass reporting unit as of September 30, 2018. In conjunction with the events occurring in the third quarter of 2018, the Company updated its long-term business plan, which was used as the basis for estimating the future cash flows of its reporting units. That plan considered then current economic conditions and trends, estimated future operating results, the Company’s views of growth rates and then-anticipated future economic and regulatory conditions.

The Company determined that the fair value of the MoviePass reporting unit was below its carrying value. Therefore, the Company conducted step two of the impairment test for the MoviePass reporting unit and determined the carrying value of goodwill in the MoviePass reporting unit exceeded its implied fair value, resulting in an impairment charge of $38.5 million. This was as a result of reduced financial projections for the MoviePass reporting unit, due to, among other things, lower than expected actual financial results from this business due to a lower number of subscribers resulting from changes in the MoviePass service offering, which resulted in diminished financial performance relative to its original expectations. Given the foregoing, the Company determined there was greater uncertainty in achieving its prior financial projections and so applied a slightly higher discount rate for purposes of its goodwill impairment analysis. Additionally, modifications of certain cashflow assumptions to reflect the current economic conditions as well as market participant levels were made. These assumptions along with a higher discount rate negatively affected the fair value of the MoviePass reporting unit.

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

We could be subject to liability, penalties and other restrictive sanctions and adverse consequences arising out of certain private proceedings and governmental matters.

We are, and in the future may become, subject to various lawsuits and legal proceedings. For example, we are a named defendant in several lawsuits described under “Legal Proceedings.” In addition, we have received requests for information from regulators and governmental authorities. We cannot predict the outcome or impact of any ongoing matters.

There can be no assurance that additional lawsuits or legal proceedings by a regulator or governmental authority will not be filed against us. There also can be no assurance that any such lawsuits or proceedings will not have a disruptive impact upon the operation of our business, and that the defense of such lawsuits or proceedings will not consume the time and attention of our senior management and financial resources or that the resolution of any such litigation will not have a material adverse effect on our business, financial condition and results of operations. Further, should the government decide to pursue an enforcement action, there exists the possibility of a material adverse effect on our business, financial condition and results of operations.

Due to recent changes to our subscription plans, the number of our subscribers has decreased, and we may continue to lose subscribers or fail to attract new subscribers.

In an effort to reduce our monthly deficit and improve profitability, we recently changed our monthly subscription plan to the current three-movies-per-month plan, at a price of $9.95 per month and limited the available movies to those listed on a schedule. In August 2018, we began to convert subscribers on an annual subscription plan to the three-movies-per-month subscription plan, by giving annual subscribers the option to either cancel or refund their annual subscription or continue on the new three-movies-per-month subscription plan. As a result of these changes, we have experienced subscriber losses. We may continue to lose subscribers, or fail to attract new subscribers, and our business and operating results could be adversely affected. Future changes to our subscription plan may not be favorably received by customers and we may not be able to attract or retain subscribers, and as a result, our revenue and results of operations may be affected adversely. The number of recent changes to our subscription plans may also make competitors’ subscription plans more attractive to customers, and we may be unable to successfully compete with current and new competitors.

We are at risk of attempts at unauthorized or improper use of our services, and failure to effectively prevent and remediate such attempts could have an adverse impact on our business, operating results and financial condition.

Our terms of use prohibit subscribers from sharing their accounts with non-subscribers or reselling tickets purchased through their account to non-subscribers. We have in the past been, and continue to be, impacted by attempts by subscribers and other persons to violate our terms of use by sharing accounts with non-subscribers or reselling tickets to non-subscribers. We have implemented certain measures to promote the fair use of our MoviePass subscription product, including a technological enhancement allowing subscribers to log in on only one mobile device, a policy allowing subscribers to see a movie title only once per subscriber and new ticket verification software, which have reduced suspected abuse. Despite these measures, we cannot guarantee that such unauthorized sharing of accounts or reselling of tickets or other violations of our terms of use will not occur or that these measures will continue to reduce or eliminate suspected abuse. If in the future we fail to successfully prevent subscribers from sharing their accounts with non-subscribers or reselling tickets purchased through their account to non-subscribers, we may incur losses as a result and may not achieve profitability.

Our success depends on our ability to maintain the value of our brand. As a result of changes to our subscription plan, there has been some damage to our brand, and if future events further damage our brand, our business and financial results may be harmed.

Our success depends on our ability to maintain the value of our brand. As a result of recent changes to our subscription plan, there has been adverse press and complaints from users about MoviePass, which has resulted in damage to the MoviePass brand. This harm to the MoviePass brand has resulted in a loss of existing subscribers and a slower growth of new subscribers, which has had an adverse effect on our revenues. Improving, promoting and positioning the MoviePass brand will depend largely on the success of our marketing efforts and our ability to provide consistent, high quality products and services through our applications. The MoviePass brand could be further harmed if we fail to achieve these objectives or if our public image or brand were to be tarnished by additional negative publicity. Our reputation and brand may also be harmed if we fail to maintain a consistently high level of customer service. Executing the strategies necessary to maintain the value of our brand may require us to make substantial investments, and these investments may not be successful. Such failures may adversely affect our business, financial condition and operating results.

We depend on motion picture production and performance and may be susceptible to fluctuations in motion picture production and performance.

Our success depends in part on the performance of the motion picture production industry. Although our monthly subscription model stabilizes and reduces exposure to short-term volatility, our business may still be affected by fluctuations in the performance of the motion picture production industry. Additionally, our business may be affected by a shortage of motion picture programming attractive to our subscribers, though we do not anticipate such a shortage. Further, the diversity and stability of our subscribers reduces exposure to the effect of any shortage of motion picture programming.

An increase in the use of alternative film delivery methods or other forms of entertainment may drive down subscribers and moviegoer attendance.

The movie industry faces continuing disruption resulting from the proliferation of alternative film delivery methods. The availability and increased use of alternative film delivery methods, such as online movie streaming services, or other forms of entertainment may drive down moviegoer attendance and subscribers to the MoviePass service, which may affect our business.

Increased regulatory scrutiny, in particular, related to privacy and security issues may negatively impact our business.

Although we are not aware of any current or proposed federal, state or local laws or regulations that would have a material detrimental effect on us, there may be increased legal and regulatory scrutiny on our data sources, technologies to process data and other aspects of the MoviePass service. The increased legal and regulatory scrutiny may require us to make modifications or improvements to the current technologies we use or may otherwise increase our compliance costs, which may adversely affect our business.

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

We could be subject to consumer protection claims, lawsuits and other proceedings that may result in adverse outcomes.

Although we are committed to providing MoviePass’s services as high in quality as we are capable while striving to comply with applicable consumer protection laws and regulations, there is no assurance that we will not be the subject of claims, lawsuits or other proceedings arising from our technologies, products or services, especially if any new laws or regulations are promulgated which may greatly increase the risk of litigation by users or third parties. In particular, in the ordinary course of business, we have received notices from state consumer protection bureaus of individual complaints filed against us by subscribers and may continue to receive such complaints, particularly as we make changes to our subscription plans. We are also subject to investigations or inquiries from state or federal consumer protection agencies and face regulatory scrutiny with respect to consumer protection issues.

Responding to investigations or litigation are costly and could divert us from focusing on our business operations.  If any investigation or litigation results in an adverse outcome, it could negatively impact our public image and brand and have a detrimental effect on our financial position and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

On October 23, 2018, the Company issued a press release announcing that its Board of Directors preliminarily approved a plan to create a new subsidiary named MoviePass Entertainment Holdings Inc. (“MoviePass Entertainment”) that would take ownership of the shares of MoviePass and other film related assets held by the Company. If permitted under Delaware law and subject to other conditions, the Company plans to distribute a minority of the outstanding shares of MoviePass Entertainment common stock as a dividend to stockholders of the Company as of a record date that is yet to be determined, with the Company retaining control of MoviePass Entertainment upon any such distribution.

On October 24, 2018, Christopher Kelly and Maria Stipp advised MoviePass of their resignations from the board of directors of MoviePass. Prior to his resignation, Mr. Kelly was Chairman of the board of directors of MoviePass. Mr. Kelly had served as a member of the board of directors of MoviePass since June 24, 2014, and as Chairman of the board of directors of MoviePass since June 24, 2014. Ms. Stipp had served as a member of the board of directors of MoviePass since January 2018. Both Mr. Kelly and Ms. Stipp expressed their belief that they had not received sufficient access to information regarding the Company’s preliminary approval of a plan to create MoviePass Entertainment and potential distribution of MoviePass Entertainment common stock to the Company’s stockholders.

Our Board of Directors has determined that it intends to hold the Company’s Annual Meeting of Stockholders (the “2018 Annual Meeting”) on December 27, 2018, at a time and location to be specified in the Company’s proxy statement for the 2018 Annual Meeting.

Because the date of the 2018 Annual Meeting has been changed by more than 30 days from the anniversary of the Company’s 2017 Annual Meeting of Stockholders, pursuant to Rule 14a-8 (“Rule 14a-8”) under the Exchange Act, stockholders of the Company who wish to have a proposal considered for inclusion in the Company’s proxy materials for the 2018 Annual Meeting pursuant to Rule 14a-8 must ensure that their proposal is received by the Secretary of the Company at Helios and Matheson Analytics Inc., Empire State Building, 350 5th Avenue, Suite 7520, New York, NY 10118, Attn: Stuart Benson, Secretary, by November 26, 2018, which the Company has determined to be a reasonable time before it expects to begin to print and send its proxy materials. Rule 14a-8 proposals must also comply with the requirements of Rule 14a-8 and other applicable laws in order to be eligible for inclusion in the Company’s proxy materials for the 2018 Annual Meeting. The November 26, 2018 deadline will also apply in determining whether notice of a stockholder proposal is timely for purposes of exercising discretionary voting authority with respect to proxies under Rule 14a-4(c) under the Exchange Act.

Item 6. Exhibits

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description
3.1.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 31, 2010).
3.1.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 13, 2011).
3.1.3	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the SEC on August 15, 2011).
3.1.4	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2018).
3.1.5	Certificate of Designations, Preferences and Rights of the Series A Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2018).
3.1.6	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2018).
3.1.7	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2018).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 31, 2010).
4.1	Form of A-2 Warrant issued by the Company in favor of the holder thereof (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2018).
4.2	Form of B-2 Warrant issued by the Company in favor of the holder thereof (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2018).
4.3	Form of Series B-2 Senior Secured Bridge Convertible Note issued by the Company in favor of the holder thereof (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2018).
4.4	Form of Secured Promissory Note issued by the investors in favor of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2018).
4.5	Form of Senior Note issued by the Company in favor of Hudson Bay Master Fund Ltd (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2018).
10.1	Asset Purchase Agreement, dated as of April 4, 2018, by and between the Company and Oath Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on August 14, 2018).
10.2	Registration Rights Agreement, dated April 4, 2018, by and between the Company and Oath Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on August 14, 2018).
10.3	Lock-Up Agreement, dated as of April 4, 2018, by and between the Company and Oath Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on August 14, 2018).
10.4	Warrant to Purchase Common Stock, dated April 4, 2108, issued by the Company in favor of Oath Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on August 14, 2018).
10.5	Equity Distribution Agreement, dated April 18, 2018, by and between the Company and Canaccord Genuity LLC. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on August 14, 2018).
10.6	Subscription Agreement, dated April 16, 2018, by and between MoviePass Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2018).
10.7	Amendment No. 1 to November Securities Purchase Agreement and Convertible Notes, entered into as of June 1, 2018, by and between the Company and the investor signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2018).
10.8	Amendment No. 2 to January Securities Purchase Agreement and Convertible Notes, entered into as of June 1, 2018, by and between the Company and the investor signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2018).
10.9	Form of Securities Purchase Agreement, dated as of June 21, 2018, by and between the Company and the investors listed therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2018).
10.10	Form of Note Purchase Agreement, by and between the Company and the investor signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2018).
10.11	Form of Master Netting Agreement, by and among the Company and the investor signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2018).
10.12	Form of Guaranty made by MoviePass, Inc. and each direct and indirect subsidiary of MoviePass, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2018).
10.13	Form of Voting and Lockup Agreement, by and between the Company and Theodore Farnsworth (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2018).
10.14	Form of Voting and Lockup Agreement, by and between the Company and Helios & Matheson Information Technology, Ltd. and Helios & Matheson Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2018).

Exhibit Number	Description
10.15	Form of Common Stock Purchase Warrant issued to Palladium Capital Advisors, LLC by the Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2017).
10.16	Form of Voting Agreement by and between the Company and the stockholder signatory thereto (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2018).
10.17	Form of Amendment and Exchange Agreement, dated June 28, 2018, by and between the Company and the holder signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2018).
10.18	Form of Voting Agreement, dated June 28, 2018, by and between the Company and the stockholder signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2018).
10.19	Form of Leak-Out Agreement by and between the Company and the signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2018).
10.20	Amendment No. 1 to the Securities Purchase Agreement, dated as of June 28, 2018, by and between the Company and Hudson Bay Master Fund Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2018).
10.21	October 2018 Amendment and Exchange Agreement, dated as of October 4, 2018, by and between the Company and Hudson Bay Master Fund Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2018).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss; (iii) Condensed Consolidated Statement of Change in Stockholders’ Deficit; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIOS AND MATHESON ANALYTICS INC.

Date: November 15, 2018	By:	/s/ Theodore Farnsworth
Theodore Farnsworth
Chief Executive Officer (Principal Executive Officer)

HELIOS AND MATHESON ANALYTICS INC.

Date: November 15, 2018	By:	/s/ Stuart Benson
Stuart Benson
Chief Financial and Accounting Officer (Principal Financial Officer)

