Form 10-Q/A
period 2018-09-30
Helios & Matheson Analytics Inc.
filed 2019-03-19
CIK 1040792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of March 12, 2019, there were 2,001,541,260 shares of common stock, with $.01 par value per share, outstanding.

EXPLANATORY NOTE

This Form 10-Q/A for the quarter ended September 30, 2018 (this “Form 10-Q/A”) amends the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, as originally filed by Helios and Matheson Analytics Inc. (the “Company,” “we,” “our,” or “us”) with the Securities and Exchange Commission (the “SEC”) on November 15, 2018 (the “Original Filing”). This Form 10-Q/A is being filed to restate our unaudited condensed consolidated financial statements as of and for the quarter and nine months ended September 30, 2018 and to make related revisions to certain other disclosures in the Original Filing. The errors primarily relate to the overstatement of subscription revenues in the third quarter of 2018 due to (1) the erroneous recognition of approximately $0.7 million of revenue from MoviePass, Inc. (“MoviePass”) subscriptions that had been terminated through refunds of subscriptions by Costco Wholesale Corporation; and (2) the erroneous recognition of approximately $5.9 million of revenue from certain MoviePass subscriptions that were in a suspended state due to changes made to the MoviePass subscription service that had not yet been consented to by the applicable subscribers. In addition, the Company identified a non-cash error related to the accounting for derivative liabilities, which resulted in an additional understatement of net loss of approximately $2.9 million. The Company also identified the erroneous omission of a $1.6 million investment in the film Axis Sally, offset by a $1.6 million note payable, as well as the related party disclosures associated with the production of the film Axis Sally as disclosed in Note 17. Proceeds from the MoviePass Films notes are now reportedly separately from other debt activity on the cash flow statement. Further explanation regarding the restatement is set forth in Note 2 to the unaudited condensed consolidated financial statements included in this Form 10-Q/A.

The following sections in the Original Filing are revised in this Form 10-Q/A to reflect the restatement:

●	Part I - Item 1 – Financial Statements (Unaudited)
●	Part 1 - Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Part I - Item 4 – Controls and Procedures

●	Part II - Item 6 – Exhibits – Our principal executive officer and principal financial officer have also provided new certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications are included in this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

This Form 10-Q/A also amends Part II, Item 1 - Legal Proceedings to reflect updated legal matters. For the convenience of the reader, this Form 10-Q/A sets forth the information in the Original Filing in its entirety, as such information is modified and superseded where necessary to reflect the restatement and related revisions. Except as provided above, this Form 10-Q/A does not reflect events occurring after the filing of the Original Filing and does not amend or otherwise update any information in the Original Filing. Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Filing with the SEC (i.e., November 15, 2018).

HELIOS AND MATHESON ANALYTICS INC.

FORM 10-QA

INDEX

PART I	FINANCIAL INFORMATION	1

ITEM 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2018, as Restated, (unaudited) and December 31, 2017	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2018, as Restated, and 2017 (unaudited)	2
	Condensed Consolidated Statement of Stockholders’ Equity/(Deficit) for the Nine Months Ended September 30, 2018, as Restated (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018, as Restated, and 2017 (unaudited)	4
	Notes to the Condensed Consolidated Financial Statements (unaudited)	5
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	57
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	66
ITEM 4.	Controls and Procedures	67

PART II	OTHER INFORMATION	68

ITEM 1.	Legal Proceedings	68
ITEM 1A.	Risk Factors	69
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	74
ITEM 3.	Defaults upon Senior Securities	74
ITEM 4.	Mine Safety Disclosures	74
ITEM 5.	Other Information	74
ITEM 6.	Exhibits	75

SIGNATURES		77

EXHIBIT INDEX

i

Part I. Financial Information

Item I. Financial Statements

HELIOS AND MATHESON ANALYTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018 (as restated)	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,851,972	$24,949,393
Accounts receivable - less allowance for doubtful accounts of $61,614 and $72,335 at September 30, 2018 and December 31, 2017, respectively	30,722,585	27,470,219
Prepaid expenses and other current assets	3,469,645	3,557,811
Total current assets	39,044,202	55,977,423
Property and equipment, net of accumulated depreciation of $332,447 and $274,587 at September 30, 2018 and December 31, 2017, respectively	379,666	234,035
Intangible assets, net	30,097,399	28,536,782
Goodwill	49,148,120	79,137,177
Investment in films	15,002,433	-
Deposits and other assets	635,172	147,171
Total assets	$134,306,992	$164,032,588

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$17,691,260	$13,144,003
Deferred revenue	33,672,286	54,425,630
Due to related parties	1,150,000	-
Liabilities to be settled in stock	5,988,363	21,320,705
Convertible notes payable, net of debt discount of $0 and $2,444,368 at September 30, 2018 and December 31, 2017, respectively	-	2,061,072
Warrant liability	60,809	67,288,800
Derivative liability	-	4,834,462
Notes payable	4,375,000	-
Total current liabilities	62,937,718	163,074,672
Convertible notes payable, net of current portion and debt discount of $0 and $1,392,514 at September 30, 2018 and December 31, 2017, respectively	-	1,550,555
Notes payable, net of current portion	5,923,250	-
Total liabilities	68,860,968	164,625,227

Commitments and Contingencies

Stockholders’ equity/(deficit):
Preferred stock, $0.01 par value; 2,000,000 shares authorized; 20,500 and 0 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	205	-
Common stock, $0.01 par value; 5,000,000,000 shares authorized; 1,357,590,536 issued and outstanding as of September 30, 2018; 100,000,000 shares authorized; 95,925 issued and outstanding as of December 31, 2017	13,575,906	959
Paid-in capital	464,197,744	150,595,611
Accumulated other comprehensive loss - foreign currency translation	(156,399)	(103,980)
Accumulated deficit	(386,186,649)	(189,495,185)
Total Helios and Matheson Analytics Inc. stockholders’ equity/(deficit)	91,430,807	(39,002,595)
Noncontrolling interest	(25,984,783)	38,409,956
Total stockholders’ equity/(deficit)	65,446,024	(592,639)
Total liabilities and stockholders’ equity/(deficit)	$134,306,992	$164,032,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HELIOS AND MATHESON ANALYTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018 (as restated)	2017	2018 (as restated)	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Consulting	$802,114	$1,173,023	$2,471,223	$3,672,036
Subscription	72,284,725	-	191,850,812	-
Marketing, promotional services, and film revenue	1,615,177	-	3,991,575	-
Total revenues	74,702,016	1,173,023	198,313,610	3,672,036
Cost of revenue	109,635,383	946,308	424,371,078	2,969,357
Gross (loss)/profit	(34,933,367)	226,715	(226,057,468)	702,679
Operating expenses:
Selling, general & administrative	18,121,681	2,243,440	58,340,040	8,023,886
Research and development	85,943	621,754	465,407	1,555,095
Loss on impairment of goodwill	38,524,016	-	38,524,016	-
Depreciation & amortization	1,387,106	437,785	4,036,034	1,302,381
Total operating expenses	58,118,746	3,302,979	101,365,497	10,881,362

Loss from operations	(93,052,113)	(3,076,264)	(327,422,965)	(10,178,683)

Other income/(expense):
Change in fair market value – derivative liabilities	(7,760,748)	(11,115,463)	5,484,296	(10,434,611)
Change in fair market value – warrant liabilities	4,217,981	(17,038,711)	194,058,069	(17,038,711)
Gain/(loss) on the extinguishment of debt	45,516,809	(683,885)	60,524,508	(683,885)
Gain on exchange of warrants	-	-	301,487	-
Interest expense	(95,575,954)	(11,563,078)	(189,305,904)	(16,856,284)
Interest income	4,474	14,436	26,101	51,695
Total other income/(expense)	(53,597,438)	(40,386,701)	71,088,557	(44,961,796)
Loss before income taxes	(146,649,551)	(43,462,965)	(256,334,408)	(55,140,479)
Provision for income taxes	10,283	(2,747)	46,953	39,110
Net loss	(146,659,834)	(43,460,218)	(256,381,361)	(55,179,589)
Net loss attributable to the noncontrolling interest	8,127,268	-	59,689,897	-
Net loss attributable to Helios and Matheson Analytics Inc.	(138,532,566)	(43,460,218)	(196,691,464)	(55,179,589)

Other comprehensive loss – foreign currency adjustment	(23,699)	(7,355)	(52,419)	(6,066)
Comprehensive loss	$(138,556,265)	$(43,467,573)	$(196,743,883)	$(55,185,655)

Basic and diluted loss per share:
Net loss per share attributable to common stockholders – basic and diluted	$(0.22)	$(5.79)	$(0.91)	$(8.35)
Weighted average shares – basic and diluted	642,704,390	7,500,558	216,795,141	6,607,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HELIOS AND MATHESON ANALYTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(AS RESTATED)

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated other comprehensive	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	income	Deficit	Interest	(Deficit)
Balance at December 31, 2017	-	$-	95,925	$959	150,595,611	$(103,980)	$(189,495,185)	$38,409,956	$(592,639)
Settlement of warrant liability for March warrant exchange	-	-	18,186	182	12,893,983				12,894,165
Settlement of warrant liability for June warrant exchange			90,472	905	5,201,195				5,202,100
Warrant liability which ceases to exist	-	-	-	-	53,998,650				53,998,650
Conversion of convertible notes and interest to shares of common stock	-	-	729,185,600	7,291,856	75,253,988				82,545,844
Shares issued for settlement of a liability	-	-	4,909	49	15,670,637				15,670,686
MoviePass shares issued in advance of services	-	-	-	-	324,369				324,369
Share based compensation	-	-	71,760	718	7,197,987				7,198,705
Derivative liability which ceases to exist	-	-	-	-	83,193,801				83,193,801
Equity raise, net of transaction fees	-	-	627,993,083	6,279,931	113,143,948				119,423,879
Shares issued for February public offering	-	-	76,400	764	96,911,616				96,912,380
Reclassification of February public offering to derivative liability	-	-	-	-	(158,944,798)				(158,944,798)
Shares issued for April public offering	-	-	44,000	440	27,677,118				27,677,558
Reclassification of April public offering to warrant liability	-	-	-	-	(33,997,600)				(33,997,600)
Preferred shares issued in conjunction with June notes	20,500	205	-	-	2,773,041				2,773,246
Shares issued in connection with Moviefone acquisition	-	-	10,201	102	7,599,356				7,599,458
Adjustment of noncontrolling interest in connection with the MoviePass Acquisition	-	-	-	-	4,704,842			(4,704,842)	-
Net loss	-	-	-	-	-		(196,691,464)	(59,689,897)	(256,381,361)
Foreign exchange translation	-	-	-	-	-	(52,419)			(52,419)
Balance at September 30, 2018 (as restated)	20,500	$205	1,357,590,536	$13,575,906	$464,197,744	$(156,399)	$(386,186,649)	$(25,984,783)	$65,446,024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HELIOS AND MATHESON ANALYTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2018 (as restated)	2017
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(256,381,361)	$(55,179,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,036,034	1,302,381
Gain on exchange of warrants	(301,487)	-
Change in fair market value - derivative liabilities	(5,484,296)	10,434,611
Change in fair market value - warrant liabilities	(194,058,069)	17,038,711
(Gain)/loss on extinguishment of debt	(60,524,508)	683,885
Provision for doubtful accounts	(10,721)	8,005
Non-cash interest expense	173,022,046	16,856,284
Impairment of goodwill	38,524,016	-
Share based compensation in exchange for services	10,186,007	2,251,115
Amortization and impairment of film costs	3,809,548	-
Amortization of deferred revenue	(13,308,643)
Shares issued in advance of services	324,369	-
Change in operating assets and liabilities:
Accounts receivable	(3,241,645)	147,171
Prepaid expenses and other current assets	(2,871,148)	(110,697)
Unbilled receivables	-	(3,388)
Deposits and other assets	(488,001)	(79,823)
Investment in films	(18,811,981)	-
Accounts payable and accrued expenses	10,331,786	(992,962)
Deferred revenue	(7,444,701)	-
Net cash used in operating activities	(322,692,755)	(7,644,296)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of property and equipment	-	1,929
Advanced from related parties	1,150,000	-
Purchases of equipment	(203,491)	(109,785)
Acquisition of intangible asset	-	(195,143)
Payments for acquisition of business net of cash acquired	(1,000,000)	(5,000,000)
Net cash used in investing activities	(53,491)	(5,302,999)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	99,959,736	11,950,000
Redemption of convertible notes payable	(63,856,937)	-
Payment of deferred financing fees	(2,170,328)	-
Payment of make-whole interest	(5,000,000)	-
Payment for exchange warrants	(779,219)
Proceeds from equity raises, net of transaction fees	244,013,817	-
Proceeds from issuance of June notes and preferred shares, net of transaction fees	20,235,925	-
Extinguishment of September placement note	-	(80,000)
Proceeds from non-convertible notes payable	10,298,250	-
Net cash provided by financing activities	302,701,244	11,870,000

Net change in cash	(20,045,002)	(1,077,295)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(52,419)	(6,066)

Cash, beginning of period	24,949,393	2,747,240

Cash, end of period	$4,851,972	1,663,879

Supplemental disclosure of cash and non-cash transactions:
Cash paid during the period for interest	$16,283,858	253,407
Cash paid for income taxes	$-	5,975
Non-cash investing and financing activities
Conversion of convertible notes and interest to shares of common stock	$82,546,858	10,297,936
Exercise of investor warrants to shares of common stock	$18,875,484	-
Warrant liability which ceases to exist	$53,998,650	-
Change in carrying value of convertible common stock equity	$-	152,763
Debt discount for derivative and warrant liability	$(118,080,530)	-
Derivative ceases to exist - reclassified to paid in capital	$(80,366,991)	4,674,682
Increase in debt for new original issue discount	$27,606,850	7,827,984
Reclassification of warrant from public offering to derivative liability	$(158,944,798)	-
Reclassification of April public offering to warrant liability	$(33,997,600)
Non-cash fees relating to public offering	$(19,100)	-
Issuance of warrants in public offering	$192,942,398
Interest capitalized as debt	$3,345,670
Non-cash consideration for Moviefone acquisition	(13,074,959)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

1.	General

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

2.	Restatement of Previously Issued Condensed Consolidated Financial Statements

The Company determined that its previously issued condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018, as originally filed with the Securities and Exchange Commission on November 15, 2018, should no longer be relied upon due to an error in the financial statements that was identified by management.

The effects of these restatement adjustments on (i) the Company’s Condensed Consolidated Balance Sheet as of September 30, 2018, (ii) the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2018, (iii) the Company’s Condensed Consolidated Statement of Stockholders’ Equity/(Deficit) for the nine months ended September 30, 2018 and (iv) the Company’s Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2018 are presented below.

The restatement adjustments are described below:

MoviePass Deferred Revenue

The Company identified that it erroneously recognized an additional $6,637,226 of subscription revenue, with the offsetting impact of this adjustment to deferred revenue.

MoviePass Subscription Refunds

There was erroneous recognition of approximately $700,000 of revenue from subscriptions that had been terminated through refunds of subscriptions by Costco Wholesale Corporation.

MoviePass Subscriptions that were in Suspended Status

There was erroneous recognition of $5,937,226 of revenue from certain MoviePass subscriptions that were in a suspended state due to changes made to the MoviePass subscription service that had not yet been consented to by the applicable subscribers.

Adjust Accounting for Derivative Liability

The Company identified a non-cash error related to the accounting for derivative liabilities, which resulted in an understatement of net loss of $2,826,810. The reversal of the derivative liability in the amount of $2,826,810 resulting from a conversion in the second quarter was misclassified as a gain in the fair market value of a derivative liability on the condensed consolidated statement of operations and comprehensive loss, as opposed to correctly recording it as a credit to additional paid-in capital on the condensed consolidated balance sheet.

Record Additional Investment in Films

The Company identified the erroneous omission of a $1.6 million investment in the film Axis Sally, offset by a $1.6 million note payable. as well as the related party disclosures associated with the production of the film Axis Sally as disclosed in Note 17. Proceeds from the MoviePass Films notes are now shown separate from other debt activity on the cash flow statement.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

The following tables summarize the effects of the restatement resulting from the correction of this error:

	September 30,	Adjustments				September 30,
	2018 (as reported)	Subscription Refunds	Suspended Subscriptions	Derivative Liability	Investment in Films	2018 (as restated)
ASSETS
Current assets:
Cash and cash equivalents	$4,850,972	$-	$-	$-	$1,000	$4,851,972
Total current assets	39,043,202	-	-	-	1,000	39,044,202
Investment in films	13,403,433	-	-	-	1,599,000	15,002,433
Total assets	$132,706,992	$-	$-	$-	$1,600,000	$134,306,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$27,035,060	$700,000	$5,937,226	$-	$-	$33,672,286
Notes payable	2,775,000	-	-	-	1,600,000	4,375,000
Total current liabilities	54,700,492	700,000	5,937,226	-	1,600,000	62,937,718
Total liabilities	60,623,742	700,000	5,937,226	-	1,600,000	68,860,968

Stockholders’ equity:
Paid-in capital	461,370,934	-		2,826,810	-	464,197,744
Accumulated deficit	(377,266,866)	(642,600)	(5,450,373)	(2,826,810)	-	(386,186,649)
Total Helios and Matheson Analytics Inc. stockholders’ equity	97,523,780	(642,600)	(5,450,373)	-	-	91,430,807
Noncontrolling interest	(25,440,530)	(57,400)	(486,853)	-	-	(25,984,783)
Total stockholders’ equity	72,083,250	(700,000)	(5,937,226)	-	-	65,446,024
Total liabilities and stockholders’ equity	$132,706,992	$-	$-	$-	$1,600,000	$134,306,992

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

	Three Months Ended				Three Months Ended
	September 30, 2018 (as reported)	Subscription Refunds	Suspended Subscriptions	Derivative Liability	September 30, 2018 (as restated)

Revenues:
Subscription	$78,921,951	$(700,000)	$(5,937,226)	$-	$72,284,725
Total revenues	81,339,242	(700,000)	(5,937,226)	-	74,702,016
Gross profit	(28,296,141)	(700,000)	(5,937,226)	-	(34,933,367)

Loss from operations	(86,414,887)	(700,000)	(5,937,226)	-	(93,052,113)

Other income/(expense):
Change in fair market value - derivative liabilities	(4,933,938)	-	-	(2,826,810)	(7,760,748)
Total other expense	(50,770,628)	-	-	(2,826,810)	(53,597,438)
Loss before income taxes	(137,185,515)	(700,000)	(5,937,226)	(2,826,810)	(146,649,551)
Provision for income taxes	10,283	-	-	-	10,283
Net loss	(137,195,798)	(700,000)	(5,937,226)	(2,826,810)	(146,659,834)
Net loss attributable to a noncontrolling interest	7,583,015	57,400	486,853	-	8,127,268
Net loss attributable to Helios and Matheson Analytics Inc.	(129,612,783)	(642,600)	(5,450,373)	(2,826,810)	(138,532,566)

Comprehensive loss	$(129,636,482)	$(642,600)	$(5,450,373)	$(2,826,810)	$(138,556,265)

Basic and diluted loss per share:
Net loss per share attributable to common stockholders - basic and diluted	$(0.20)	$(0.00)	$(0.01)	$(0.01)	$(0.22)

Weighted average shares - basic and diluted	642,704,390	642,704,390	642,704,390	642,704,390	642,704,390

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

	Nine Months Ended				Nine Months Ended
	September 30, 2018 (as reported)	Subscription Refunds	Suspended Subscriptions	Derivative Liability	September 30, 2018 (as restated)

Revenues:
Subscription	$198,488,038	$(700,000)	$(5,937,226)	$-	$191,850,812
Total revenues	204,950,836	(700,000)	(5,937,226)	-	198,313,610
Gross profit	(219,420,242)	(700,000)	(5,937,226)	-	(226,057,468)

Loss from operations	(320,785,739)	(700,000)	(5,937,226)	-	(327,422,965)

Other income/(expense):
Change in fair market value - derivative liabilities	8,311,106	-	-	(2,826,810)	5,484,296
Total other income/(expense)	73,915,367	-	-	(2,826,810)	71,088,557
Loss before income taxes	(246,870,372)	(700,000)	(5,937,226)	(2,826,810)	(256,334,408)

Provision for income taxes	46,953	-	-	-	46,953
Net loss	(246,917,325)	(700,000)	(5,937,226)	(2,826,810)	(256,381,361)
Net loss attributable to a noncontrolling interest	59,145,644	57,400	486,853	-	59,689,897
Net loss attributable to Helios and Matheson Analytics Inc.	(187,771,681)	(642,600)	(5,450,373)	(2,826,810)	(196,691,464)

Comprehensive loss	$(187,824,100)	$(642,600)	$(5,450,373)	$(2,826,810)	$(196,743,883)

Basic and diluted loss per share:
Net loss per share attributable to common stockholders - basic and diluted	$(0.87)	$(0.00)	$(0.03)	$(0.01)	$(0.91)

Weighted average shares - basic and diluted	216,795,141	216,795,141	216,795,141	216,795,141	216,795,141

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	(as reported)	Adjustments	(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(246,917,325)	$(9,464,036)	$(256,381,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair market value - derivative liabilities	(8,311,106)	2,826,810	(5,484,296)
Change in operating assets and liabilities:
Investment in films	(17,212,981)	(1,599,000)	(18,811,981)
Deferred revenue	(14,081,927)	6,637,226	(7,444,701)
Net cash used in operating activities	$(321,093,755)	$(1,599,000)	$(322,692,755)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	108,657,986	(8,698,250)	99,959,736
Proceeds from non-convertible notes payable	-	10,298,250	10,298,250
Net cash used in financing activities	301,101,244	1,600,000	302,701,244

Net change in cash	$(20,046,002)	$1,000	$(20,045,002)

Cash, end of period	$4,850,972	$1,000	$4,851,972

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

3.	Business and Basis of Presentation

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

On July 16, 2018, 100% of the membership interests in Georgia Film Fund 79, LLC, a Delaware limited liability company, formed on January 16, 2018 by EFO, for the purpose of engaging in motion picture production was transferred to 10 Minutes Gone.

On August 31, 2018, the Company formed Axis Sally, LLC, a Delaware limited liability company (“Axis Sally”), for the purpose of engaging in the production and distribution of the film Axis Sally.

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The condensed consolidated financial statements include all accounts of the Company and its wholly owned and majority owned subsidiaries. The Company consolidates entities in which it owns more than 50% of the voting equity interests and controls operations. All intercompany transactions and balances among consolidated subsidiaries have been eliminated. The Company consolidated the operations of MoviePass as of December 11, 2017, Moviefone as of April 4, 2018, MoviePass Ventures as of January 2018, MoviePass Films as of May 15, 2018, 10 Minutes Gone, LLC, as of July 16, 2018, and Axis Sally, LLC, as of August 31, 2018.

Reverse Stock-Split

On July 24, 2018, the Company effected a reverse stock-split of its issued and outstanding common stock at a ratio of one-for-250 (“Reverse Stock Split”). The Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware effecting the Reverse Stock Split. The Reverse Stock Split did not affect the number of authorized shares of common stock, which, following the increase in authorized shares effected on July 23, 2018 discussed in Note 12, remains at 5,000,000,000 shares. A proportionate adjustment was made to (i) the per share exercise price and the number of shares issuable upon the exercise or conversion of the Company’s outstanding equity awards, options and warrants to purchase shares of common stock and outstanding convertible notes and (ii) the number of shares reserved for issuance pursuant to the Company’s 2014 Equity Incentive Plan. The accompanying condensed consolidated financial statements and notes give retroactive effect to the Reverse Stock Split for all periods presented.

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

4.	Summary of Significant Accounting Policies

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

The Company has determined that there were no adjustments required with respect to the adoption of ASC 606 with respect to any prior periods.

Disaggregation of Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018 (as restated)	2017	2018 (as restated)	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Consulting	$802,114	$1,173,023	$2,471,223	$3,672,036
Subscription	72,284,725	-	191,850,812	-
Marketing, promotional services, and films	1,615,177	-	3,991,575	-
Total revenues	$74,702,016	$1,173,023	$198,313,610	$3,672,036

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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

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

Investment in Films

The Company capitalizes film production costs, including direct costs and production overhead, net of production incentives, for films in production and the cost of acquiring copyright interests in or participation rights to completed but not released films. The Company amortizes film production costs, including the costs to acquire interests or participation rights to direct operating expenses, using the individual film forecast computation method, which amortizes the costs for an individual film in the proportion that the current year’s revenues bear to management’s estimates of the ultimate revenue expected to be recognized from the distribution, exhibition or sale of such film. Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release of the motion picture. As of September 30, 2018, unamortized capitalized investment in film costs were $15,002,433. This balance represents total capitalized costs for the period of $18,811,981 less $3,809,548 of costs related to amortization and impairments.

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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

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

The unamortized balance includes $2,376,451 representing our investment in participation rights in completed and released films and $12,625,982 in film costs for completed and partially completed films that have yet to be released.

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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

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

The Company utilizes a Monte Carlo Method that values the liability of the debt conversion feature derivative financial instruments and derivative warrants based on a probability of a down round event. The reason the Company selected the lattice binomial model is that in many cases there may be multiple embedded features, or the features of the bifurcated derivatives may be so complex that a Black-Scholes valuation does not consider all the terms of the instrument. Therefore, the fair value may not be appropriately captured by simple models.

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

For warrants with a fixed conversion price and a fixed number of shares, the Company utilizes a Black Scholes model for valuation. For warrants with variability in the number of shares or conversion price (such as a down round feature), the Company utilizes the Monte Carlo Method to value the warrant liability. The reason the Company selected the lattice binomial model is that in many cases there may be multiple embedded features, or the features may be so complex that a Black-Scholes valuation does not consider all the terms of the instrument. Therefore, the fair value may not be appropriately captured by simple models.

Recent Accounting Pronouncements

The following accounting standards updates were recently issued and have not yet been adopted. These standards are currently under review to determine their impact on the consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

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

5.	Going Concern Analysis

In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the Company’s interim financial statements were issued (November 15, 2018). Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due before March 19, 2020.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years. As of September 30, 2018, the Company had an accumulated deficit of $386,186,649, a loss from operations for the three and nine months ended September 30, 2018 of $93,052,113 and $327,422,965, respectively, and net cash used in operating activities for the nine months ended September 30, 2018 of $322,692,755.

The Company expects to continue to incur net losses and have significant cash outflows for at least the next twelve months. As of September 30, 2018, the Company had cash and a working capital deficit of $4,851,972 and $23,893,516, respectively, compared to $24,949,393 and $107,097,249 as of December 31, 2017. Of the working capital deficit at September 30, 2018, $60,809 pertained to warrant and derivative liabilities classified on the balance sheet within current liabilities. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the condensed consolidated financial statements were issued. While management will look to continue funding operations by raising additional capital from sources such as sales of the Company’s debt or equity securities or loans in order to meet operating cash requirements, there is no assurance that management’s plans will be successful.

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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

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

Without raising additional capital, there is substantial doubt about the Company’s ability to continue as a going concern through March 19, 2020. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company’s cost structure.

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

In accordance with Nasdaq Listing Rule 5810(b), the Company was given 180 calendar days, or until December 18, 2018 to regain compliance with Rule 5550(a)(2).

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

On December 21, 2018, the Company received a written notice from the Staff of Nasdaq notifying the Company that the Company failed to regain compliance with Rule 5550(a)(2). As a result, Nasdaq determined that unless the Company timely requested an appeal of such determination before the Nasdaq Listing Qualifications Panel (the “Panel”), the Company’s common stock would be scheduled for delisting from The Nasdaq Capital Market and would be suspended at the opening of business on December 28, 2018. The Company timely appealed the delisting notice and appeared in front of the Panel on January 31, 2019. The Panel issued a decision on February 11, 2019 and determined to delist the Company’s common stock from The Nasdaq Capital Market. The suspension of trading in the Company’s common stock on the Nasdaq Capital Market was effective at the open of business on February 13, 2019. The Panel has also informed the Company that Nasdaq will complete the delisting by filing a Form 25 Notification of Delisting with the SEC, after the applicable appeals periods have lapsed.

In accordance with Nasdaq’s Listing Rules, the Nasdaq Listing and Hearing Review Council may, on its own motion, determine to review any Panel decision within 45 calendar days after the issuance of such decision. However, an appeal or review of the Panel’s decision would not stay the suspension of trading in the Company’s securities on The Nasdaq Capital Market.

The Company’s shares are eligible to trade “over-the-counter” in the OTC Markets system effective as of the open of business on February 13, 2019, under the current symbol “HMNY.”

On August 25, 2018, Carl J. Schramm resigned from the Board of Directors of the Company and each committee of the Board of Directors which he was a member, including the Audit Committee. As a result, the Company was no longer compliant with Nasdaq Listing Rule 5605(b)(1), which requires that a majority of the Board of Directors of the Company be independent, and Nasdaq Listing Rule 5605(c)(2)(A), which requires that the Audit Committee have at least three independent directors.

In accordance with Nasdaq Listing Rules, on August 27, 2018, the Company notified Nasdaq of Mr. Schramm’s resignation and non-compliance with the above Nasdaq Listing Rules. Nasdaq responded on September 6, 2018 with a notification letter confirming the Company’s non-compliance with Nasdaq’s independent director and audit committee requirements as set forth above.

On December 31, 2018, Joseph J. Fried was appointed to the Company’s Board of Directors effective December 27, 2018. Following such appointment and the appointment of Mr. Fried to the Audit Committee by the Company’s Board of Directors, a majority of the Company’s Board of Directors is again composed of independent directors and the Audit Committee has at least three independent directors. As a result, Nasdaq notified the Company in a letter dated January 8, 2019 that the Staff has determined that the Company is now in compliance with Nasdaq Listing Rule 5605(b)(1) and Nasdaq Listing Rule 5605(c)(2)(A), and that the matters described in the letter sent by Nasdaq on September 6, 2018 are now closed.

6.	Acquisitions of MoviePass and Moviefone and the Formation of MoviePass Films

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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

The Company has valued the Helios Convertible Note as of the acquisition date, including the valuation of the shares subject to forfeiture as noted above, at the fair value on the acquisition date based on a Monte Carlo simulation. The shares subject to forfeiture are contingent consideration and have been valued as a separate component of the Helios Convertible Note. As of the acquisition date the Helios Convertible Note was valued at $29,000,000 and the portion of the Conversion Shares subject to forfeiture was valued at $5,152,446. All the purchase consideration, with the exception of the $1,000,000 paid for the MoviePass convertible notes which were converted into MoviePass common stock, was retained by MoviePass. Accordingly, the value of the Helios Convertible Note, the Helios Note and the value associated with the Conversion Shares subject to forfeiture are eliminated in consolidation for financial reporting purposes.

Goodwill recognized as part of the MoviePass Transaction is not expected to be tax deductible.

The Company has made a provisional allocation of the purchase price of the MoviePass Transaction to the assets acquired and the liabilities assumed as of the acquisition date. The following table summarizes the provisional purchase price allocations relating to the MoviePass Transaction:

MoviePass
Purchase consideration:
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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

The Company determined the provisional fair value of the acquired intangible assets through a combination of the market approach and the income approach. The significant assumptions used in certain valuations associated with the MoviePass Transaction include discount rates ranging from 10.0% to 51.0%. In determining the value of tradenames and trademarks the Company observed royalty rates ranging from 0.0% to 100.0% and utilized a 1.0% rate for MoviePass’s aggregated tradenames and trademarks. Additionally, the Company observed royalty rates related to MoviePass’s technology assets acquired ranging from 0.0% to 50.0% and used a 1.0% royalty rate in determining the fair value of the acquired technology. In accordance with Emerging Issues Task Force (“EITF”) guidance, the fair value of an acquired liability related to deferred revenue would include the direct and incremental cost of fulfilling the obligation plus a normal profit margin. The Company utilized historical operating results in estimating the direct and incremental costs of fulfilling the acquired deferred revenue obligations. The non-controlling interest in MoviePass was determined based on the fair value of MoviePass less the amounts paid by the Company for its 62.41% controlling interest.

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

Moviefone
Purchase consideration:
Cash	$1,000,000
Common shares issued	7,599,459
Warrants for common shares issued	5,475,500
Fair value of consideration transferred	$14,074,959

Trade names and trademarks	$4,640,000
Technology	340,000
Customer relationships	560,000
Goodwill	8,534,959
Total purchase price allocation	$14,074,959

MoviePass Films

On May 23, 2018, the Company entered into the LOI with EFO, pursuant to which EFO acquired a 49% membership interest in MoviePass Films. Pursuant to the LOI, the Company capitalized MoviePass Films with an initial capital contribution of $2,000,000 in cash and retained a 51% interest in MoviePass Films and capitalized MoviePass Films with an additional $4,200,000 as of September 30, 2018, for a total of $6,200,000 capitalized by the Company as of September 30, 2018. EFO has assigned its rights in a film output agreement of EFO to MoviePass Films. MoviePass Films has begun operations, and the Company and EFO are finalizing the long form agreements that will further define the relative rights and duties of the Company and EFO with respect to MoviePass Films. In accordance with the LOI, as of September 30, 2018, the Company is committed to contribute 16,000 (4,000,000 pre-split) shares of common stock of the Company to EFO.

The Company is currently performing the work required to determine the value of the film output agreement assigned to MoviePass Films by EFO.

The Company has a 51% membership interest in MoviePass Films and the right to designate three out of five of the members of its board of managers and accordingly has consolidated the results of MoviePass Films with those of the Company.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

7.	Net Loss Per Share Attributable to Common Stockholders

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

The following table shows the outstanding dilutive common shares excluded from the diluted net loss per share attributable to common stockholder’s calculation as they were anti-dilutive:

	September 30,	December 31,
	2018	2017
Warrants	67,468	38,526
Conversion features on convertible notes	-	5,482
Total potentially dilutive shares	67,468	44,008

8.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Vendor deposits	$2,293,641	$147,533
Tax	105,503	108,433
Deposits	-	230,711
Insurance	167,016	86,181
Professional fees and services	61,359	33,333
Deferred stock compensation	250,333	2,885,278
Rent	-	52,650
Other	591,793	13,692
Total prepaid expenses and other current assets	$3,469,645	$3,557,811

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

9.	Intangible Assets, net and Goodwill

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
$30,097,399

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

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

Balance as of December 31, 2017	$79,137,177
Acquisition of Moviefone	8,534,959
Impairment of a portion of MoviePass	(38,524,016)
Balance as of September 30, 2018	$49,148,120

10.	Accounts Payable and Accrued Expenses

As of September 30, 2018, and December 31, 2017, accounts payable and accrued expenses consisted of the following:

	September 30, 2018	December 31, 2017
Accounts payable	$5,292,213	$5,087,060
Accrued ticket expense	1,174,638	4,743,582
Accrued professional fees	1,763,670	597,187
Accrued credit card fees	-	782,670
Accrued payroll expense	4,111,418	312,149
Accrued other expense	3,755,564	852,840
Accrued interest	1,593,757	768,515
Total accounts payable and accrued expenses	$17,691,260	$13,144,003

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

11.	Senior Secured Convertible Notes and Warrants and Unit Offerings

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

The Investor Warrant included anti-dilution provisions. The anti-dilution provisions were triggered when the Company issued a new senior convertible note to the Investor in the aggregate principal amount of $697,000 (the “Exchange Note”) in September 2017. Because the Exchange Note had a conversion price of $750 ($3.00 pre-split) per share, which was lower than the Investor Warrant per share exercise price of $812.50 ($3.25 pre-split), the number of shares of the Company’s common stock issuable to the Investor pursuant to the Investor Warrant was increased from 7,572 (1,892,972 pre-split) to 8,203 (2,050,720 pre-split) and the per share exercise price of the Investor Warrant was decreased from $812.50 ($3.25 pre-split) to $750 ($3.00 pre-split). As of December 31, 2017, the Investor had elected, in a cashless transaction, to exercise the Investor Warrant to purchase 6,860 (1,715,006 pre-split) shares of common stock and paid the Company the sum of $977,142 to exercise the Investor Warrant for an additional 1,303 (325,714 pre-split) shares of common stock. On November 21, 2017 in conjunction with the Fourth Amendment and Exchange Agreement entered into between the Investor and the Company, the remaining 40 (10,000 pre-split) shares of common stock subject to the Investor Warrant were exchanged for a new warrant (the “Exchange Warrant”). The Exchange Warrant, which was determined to be a liability and was recorded at fair value, was in substantially the form of the Investor Warrant, except that:

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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

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

On June 1, 2018, the Company entered into an amendment to the securities purchase agreement between the Company and the institutional investors holding the November 2017 Notes to reduce the number of shares of common stock required to be reserved for issuance under the November 2017 Notes from 200% to 110% of the maximum number of shares of common stock issuable upon conversion of the November 2017 Notes until the earlier of the January 2018 Notes Stockholder Approval Date (as defined below) and August 1, 2018. After such date, the required reserve amount will be increased back to 200%. As more fully described in Note 20 – Subsequent Events, the Securities Purchase Agreement between the Company and certain institutional investors pursuant to which the Company issued the November 2017 Notes was amended to reduce the number of shares of common stock of the Company required to be reserved for issuance under the November 2017 Notes to 100% of the maximum number of shares of common stock of the Company issuable upon conversion of the November 2017 Notes.

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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

On June 1, 2018, the Company and the buyer entered into an amendment to the January Securities Purchase Agreement and the January 2018 Notes to reduce the number of shares of common stock required to be reserved for issuance under the January 2018 Notes from 200% to 100% of the maximum number of shares of common stock issuable upon conversion of the January 2018 Notes until the earlier of (1) the date stockholders approve resolutions providing for the issuance of the January 2018 Notes and the shares of common stock issuable upon conversion of the January 2018 Notes (the “January 2018 Notes Stockholder Approval” and the date the Stockholder Approval is obtained, the “January 2018 Notes Stockholder Approval Date”) and (2) August 1, 2018. After such date, the required reserve amount will be increased back to 200%. The amendment to the January Securities Purchase Agreement also extended the date by which the Company must hold the special meeting to obtain the January 2018 Notes Stockholder Approval from June 1, 2018 to August 1, 2018. As more fully described in Note 20 – Subsequent Events, the January Securities Purchase Agreement was amended to reduce the number of shares of common stock of the Company required to be reserved for issuance under the January 2018 Notes to 125% of the maximum number of shares of common stock of the Company issuable upon conversion of the January 2018 Notes.

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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

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

Each April Warrant is exercisable at any time on or after the issuance date until the five-year anniversary of the issuance date. Each Series A-2 Warrant is exercisable at a price of $250 ($1.00 pre-split) per share of common stock. Each Series B-2 Warrant had an aggregate exercise price of $687.50 ($2.75 pre-split) per share of common stock, all of which were pre-funded except for a nominal exercise price of $0.001 per share of common stock. All the Series B-2 Warrants were exercised.

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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

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

The Preferred Stock was determined to be classified in equity. Accordingly, the June 2018 Convertible Notes and the Preferred Stock were recorded based on their relative fair values. A derivative liability related to the conversion feature and make-whole interest feature embedded within the June 2018 Convertible Notes is recorded as a debt discount, accreted into interest expense over the life of the June 2018 Convertible Notes using the effective interest method, and any excess value over the amount allocated to the June 2018 Convertible Notes was expensed immediately to interest expense. In addition, June Placement Agent Warrants are also issued (See The Placement Agent Notes and Warrants below), recognized as liabilities pursuant to their terms and recorded as a debt discount, and accreted into interest expense over the life of the June 2018 Convertible Notes using the effective interest method, and any excess value over the amount of cash received is expensed immediately to interest expense.

MoviePass has guaranteed the obligations arising under the June 2018 Convertible Notes.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

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

On October 4, 2018, the Company entered into an Amendment and Exchange Agreement (the “October Exchange Agreement”) with the holder of a June 2018 Convertible Note having an outstanding principal amount of $68,882,583 for the purpose of (i) netting the June 2018 Investor Note issued by such holder to the Company having an aggregate principal amount of $68,000,000 against such holder’s June 2018 Convertible Note and (ii) following such netting transaction, exchanging the remaining outstanding amount payable under such holder’s June 2018 Convertible Note for a new non-convertible Senior Note issued by the Company to such holder (the “New Non-Convertible Note”) in an aggregate principal amount of $20,400,000, subject to reduction as provided in the New Non-Convertible Note. As a result, such holder’s June 2018 Convertible Note, and the corresponding June 2018 Investor Note issued by such holder, were each cancelled and became null and void.

Following the consummation of the transactions contemplated by the October Exchange Agreement and the netting of the other June 2018 Investor Notes by the other holders of the June 2018 Investor Notes against their corresponding June 2018 Convertible Notes, all the June 2018 Convertible Notes have been cancelled.

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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

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

The collective June Exchange Warrants which were exchanged in this transaction, were all recorded as liabilities at fair value upon issuance and marked to market at each balance sheet date. The June Exchange Warrants were valued through the date of exchange, June 28, 2018, based upon the original terms of the agreements with changes in fair value recorded in the as gain/loss on warrant liability. The June Exchange Warrants were then valued on the same day based on the fair value of the common shares into which they were converted (0.85 June Exchange Shares for each warrant), and the difference in the fair value between the two instruments was recorded as gain/loss on exchange of warrant. The fair value determined on June 28, 2018 then became the consideration received for the issuance of the common stock. The excess of the consideration received over the par value of the common stock was recorded as Additional Paid in Capital. Accordingly, the incremental change in fair value between the Investor Warrant and the Exchange Warrant is calculated as $301,500 and recorded as Gain on Exchange of Warrants.

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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

Note Activity:

MoviePass Films Notes Payable consist of the following:

	September 30, 2018 (as restated)	December 31, 2017
Georgia Film Fund 79, LLC loan from SSS Entertainment	$150,000	$-
A Vigilante loan from Film Science, LLC (See Note 20)	2,625,000	-
Axis Sally loan from River Bay Films, LLC	1,600,000	-
10 Minutes Gone loan from City National Bank	5,923,250	-
Balance at period end	$10,298,250	$-

On August 31, 2018, Axis Sally LLC, a subsidiary of MoviePass Films, River Bay Films, LLC (the “Lender”) and EFO, entered into a Development Loan Agreement (the “Axis Sally Loan Agreement”).  The Lender is not related to the Company, any of its subsidiaries or any of their respective affiliates. Pursuant to this agreement, the Lender loaned MoviePass Films $1,600,000 for payment of production expenses relating to the film Axis Sally, starring Al Pacino.  The Lender funded the loan as follows: $600,000 on execution, and the remaining $1,000,000 on the Lender’s receipt of repayment of a separate loan from the Lender to EFO and/or Georgia Film Fund 79, LLC (an affiliate of EFO), for the film 10 Minutes Gone made on February 26, 2018.  The loan repayment amount is $1,945,000, which includes principal and $345,000 interest.  The loan maturity date is January 15, 2019 (the “Maturity Date”) with late penalties assessed as follows: 5% if repaid within 90 days after the Maturity Date; and an additional 5% penalty applies if repayment is made after 90 days after the Maturity Date.  Pursuant to the Axis Sally Loan Agreement, EFO films has unconditionally guaranteed MoviePass Films’ payment obligations to the Lender.  The Lender will receive an onscreen Executive Producer credit on the film Axis Sally.

On September 10, 2018, MoviePass Films entered into a note payable for $7.2 million with annual interest equal to either a) 3.5% plus the prime rate plus 0.25% or b) the greater of (i) 3.5% and (ii) the LIBOR rate plus 2.75%. The note can be prepaid at any time without penalty through the earlier of the abandonment of the production of the 10 Minutes Gone films or March 15, 2020.

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

The carrying value of the Senior Secured Convertible Notes is comprised of the following:

	September 30, 2018	December 31, 2017
August 2017 Notes	$-	$4,505,440
November 2017 Notes	-	2,943,069
Unamortized discounts	-	(3,836,882)
Balance at period end	$-	$3,611,627

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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

Warrant Liabilities Activity:

The following is a summary of the Company’s warrant activity during the nine months ended September 30, 2018:

	Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years
Outstanding/exercisable – December 31, 2017	38,526	$6.04	4.86
Granted	180,819	3.84	4.44
Exercised	(151,877)	7.17	4.40
Forfeited/cancelled	-	-	-
Outstanding/exercisable – September 30, 2018	67,468	5.43	4.46

12.	Common and Preferred Stock

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

Voting Rights

Each share of Preferred Stock is entitled to 3,205 votes per share on all matters on which holders of common stock are entitled to vote. However, the number of votes with respect to the Preferred Stock held by any holder, when aggregated with any other voting securities of the Company held by such holder, cannot exceed 19.9% of the Company’s outstanding voting power calculated as of June 21, 2018 (or such greater percentage allowed by Nasdaq without any stockholder approval requirements).

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

13.	Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

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

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2018:

Amount
Balance at December 31, 2017	$72,123,262
Issuances to debt discount	105,223,694
Issuances to interest expense	40,734,226
Reclass from APIC to derivative - February offering	158,944,798
Reclass from APIC to derivative - April offering	33,997,600
Warrants issued in acquisition of Moviefone	5,475,500
Gain on exchange of warrants	(301,487)
Settlement of warrant liability for March warrant exchange	(12,894,165)
Settlement of warrant liability for June warrant exchange	(5,202,100)
Gain on March exchange (cash paid)	(781,195)
Conversion to paid-in capital	(137,192,451)
Gain on extinguishment	(60,524,508)
Change in FMV warrant	(194,058,069)
Change in FMV derivative	(5,484,296)
Balance at September 30, 2018	$60,809

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

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

14.	Stock Based Compensation

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

From time to time the Board of Directors has also authorized the issuance of shares of common stock outside of the 2014 Plan to consultants and employees for services rendered. During the three and nine months ended September 30, 2018 the Company awarded 0 and 2,027 (506,750 pre-split) shares, respectively, to consultants who provided services to the Company. In connection with such awards (including awards granted in 2017) the Company recorded stock compensation expense of $232,188 and $5,913,349, which is included in selling, general and administrative expenses for the three and nine months ended September 30, 2018, respectively. Unamortized stock compensation costs related to these awards at September 30, 2018 of $250,333 will be recognized over the anticipated service period during the balance of 2018. The Company issued 0 and 4,809 (1,202,167 pre-split) shares of common stock to employees and consultants for services provided during 2017 during the three and nine months ended September 30, 2018, respectively. The Company recognized expense in 2017 of $15,631,605, with respect to such awards, and recorded a liability on the balance sheet at December 31, 2017, related to these costs which were settled in shares.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees:

Nine months ended
September 30, 2018
Risk-free interest rate	2.50%
Expected life of options – years	5.79
Expected stock price volatility	37.20%
Expected dividend yield	0.00%

There were no options granted to the Company’s Board of Directors or third parties during the nine months ended September 30, 2018.

15.	Concentration of Credit Risk

Consulting

For the three months ended September 30, 2018 and September 30, 2017, respectively, 3 customers accounted for 85.0% and 4 customers accounted for 92.8% of consulting revenues.

For the nine months ended September 30, 2018 and September 30, 2017, respectively, 4 customers accounted for 92.3% and 4 customers accounted for 88.9% of consulting revenues.

As of September 30, 2018, and December 31, 2017, respectively, 7 customers accounted for 100.0% and 4 customers accounted for 62.6% of consulting accounts receivables.

As of September 30, 2018, and December 31, 2017, respectively, 5 vendors accounted for 90.8% and 3 vendors accounted for 82.7% of consulting accounts payables.

Technology

As of September 30, 2018, and December 31, 2017, respectively, 5 vendors accounted for 82.3% and 3 vendors accounted for 60.8% of technology accounts payables.

Subscription and Marketing, Promotional Services, and Films

As of September 30, 2018, and December 31, 2017, respectively, 4 customers accounted for 96.7% of subscription and marketing, promotional services, and films accounts receivables and 2 customers accounted for 100.0% of subscription and marketing, promotional services, and films accounts receivables.

As of September 30, 2018, and December 31, 2017, respectively, 6 vendors accounted for 51.8% subscription and marketing, promotional services, and films accounts payables and 1 vendor accounted for 41.0% of subscription and marketing, promotional services, and films accounts payables.

16.	Commitments and Contingencies

The Company’s operating lease commitments as of September 30, 2018 are comprised of the following:

Payments due by period
Less than 1 year	$74,094
1 to 3 years	548,808
3 to 5 years	347,985
Thereafter	-
Total	$970,887

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

As of September 30, 2018, the Company does not have any “Off Balance Sheet Arrangements”.

Legal Proceeding:

On August 2, 2018, Jeffrey Chang, acting on behalf of himself and a putative class of persons who purchased or otherwise acquired the Company’s common stock between August 15, 2017, and July 26, 2018, filed a class action complaint in the U.S. District Court for the Southern District of New York against the Company and two of its executive officers, Theodore Farnsworth and Stuart Benson (the “August 2, 2018 Complaint”). Jeffrey Chang v. Helios and Matheson Analytics Inc., et. al., Case No. 1:18-cv-6965. On August 13, 2018, Jeffrey Braxton, acting on behalf of himself and a putative class of persons who purchased or otherwise acquired the Company’s common stock between August 15, 2017, and July 26, 2018, filed a class action complaint in the U.S. District Court for the Southern District of New York against the Company and two of its executive officers, Theodore Farnsworth and Stuart Benson. Jeffrey Braxton v. Helios and Matheson Analytics, Inc. et al., Case No. 1:18-cv-07242-UA. On November 16, 2018, the Court consolidated the two actions, appointed a group as lead plaintiffs and appointed Levi & Korsinsky as lead counsel for the putative class. On January 4, 2019, the lead plaintiffs filed a consolidated amended complaint against the Company, Theodore Farnsworth, Stuart Benson, and Mitchell Lowe (the “Consolidated Complaint”). The Consolidated Complaint alleges, among other things, that the Company’s statements to the market were materially false or misleading because the Company allegedly represented that it would continue to experience substantial growth, and that its business model was sustainable. The plaintiffs assert claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5. On February 25, 2019, the Defendants filed a motion to dismiss the Consolidated Complaint with prejudice.

On September 20, 2018, Yu Chen, a purported stockholder of the Company, filed a complaint in the Supreme Court of the State of New York, County of New York, derivatively on behalf of the Company against Theodore Farnsworth, Stuart Benson, Muralikrishna Gadiyaram, Prathap Singh, Gavriel Ralbag, and Carl Schramm, and the Company as a nominal defendant (Index No. 654686/2018). The complaint alleges claims for breach of fiduciary duty and unjust enrichment against the individual defendants. The plaintiff has agreed to stay the action pending a decision on an anticipated motion to dismiss the Consolidated Complaint.

On November 29, 2018, Timour Prokpiev, a purported stockholder of the Company, filed a substantially similar complaint in the Supreme Court of the State of New York, County of New York against the same defendants as in the Chen case asserting similar claims (Index No. 655939/2018). The Prokpiev and Chen cases have been consolidated and are subject to a stipulated stay pending the earlier of 30 days after the entry of an order denying any part of the motion to dismiss the securities class action related to the Consolidated Complaint referenced above, or a final order dismissing such securities class action with prejudice. On January 14, 2019, David J. Lichter, a purported stockholder of the Company, filed a complaint in the Supreme Court of the State of New York, County of New York derivatively on behalf of the Company against the same defendants as in the Chen case (with the exception of Mr. Schramm) for breach of fiduciary duty, unjust enrichment, and abuse of control (Index No. 650275/2019). It is anticipated that the Lichter case will become part of the referenced stipulation regarding a stay, but that has not been formally agreed to as of the date hereof.

On February 23, 2018, MoviePass filed a patent infringement complaint against Sinemia, Inc. in United States District Court, Central District of California. The complaint asserts infringement of two U.S. patents, U.S. Patent Nos. 8,484,133 (“Secure targeted personal buying/selling method and system”) and 8,612,325 (“Automatic authentication and funding method”) by Sinemia, Inc.’s movie-ticket subscription service MoviePass’ complaint requests damages and an injunction. On October 29, 2018, Sinemia, Inc. filed a motion to dismiss MoviePass’ complaint, and the parties are awaiting the court’s decision with respect to such motion. A case management conference is scheduled for March 18, 2019.

On November 21, 2018, Jackie Tabas and Katherine Rosenberg-Wohl, acting on behalf of themselves and all others similarly situated, filed a class action complaint in the U.S. District Court for the Northern District of California against MoviePass, the Company and three of their executive officers, Theodore Farnsworth, Stuart Benson and J. Mitchell Lowe (the “November 21, 2018 Complaint”). Jackie Tabas and Katherine Rosenberg-Wohl v. MoviePass Inc., et. al., Case No. 3:18-cv-7087. The November 21, 2018 Complaint alleges, among other things, breach of contract by MoviePass, failure to disclose certain terms of service under Section 17602 of the California Business and Professions Code, and violations of the California Consumers Legal Remedies Act, the California False Advertising Law, the California Unfair Competition Law and the Racketeer Influenced and Corrupt Organizations Act. The November 21, 2018 Complaint also alleges claims of quantum meruit and unjust enrichment and inducement to breach contracts.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

Plaintiffs amended the November 21, 2018 Complaint on February 15, 2019 (the “First Amended Complaint”), dropping the claims of Plaintiff Rosenberg-Wohl following an individual settlement, and asserting the same claims made by Plaintiff Tabas in the November 21, 2018 Complaint on behalf of five new Plaintiffs: Linda Hobbs, Tim Samartino, Barbara Sjodahl, Patricia Dawn Walker, and Cheryl Whelan. Pursuant to an agreement between the parties tolling the running of the statutes of limitation on Plaintiffs’ claims, Plaintiffs also dropped the claims that had been previously asserted against Messrs. Farnsworth, Benson and Lowe. On March 8, 2019, MoviePass and the Company moved to compel arbitration of all the claims asserted in the First Amended Complaint on an individual basis. That motion is currently being briefed by the parties, and all further proceedings have been stayed while the motion is pending.

On February 1, 2019, Lawrence Weinberger and his wife, Laurie Weinberger, acting on behalf of themselves and all others similarly situated, filed a class action complaint in the U.S. District Court for the Southern District of New York against MoviePass (the “February 1, 2019 Complaint”). Lawrence Weinberger and Laurie Weinberger v. MoviePass Inc., Case No. 1:19-cv-01039. The February 1, 2019 Complaint alleges, among other things, breach of contract and of the implied covenant of good faith and fair dealing by MoviePass, and violations of Sections 349(b) and 350 of the New York General Business Law, prohibiting deceptive and misleading conduct and false advertising in consumer transactions.

17.	Transactions with Related Parties

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

On August 28, 2018, MoviePass Films entered into an assignment agreement with Georgia Film Fund 56, LLC, a company owned and operated by EFO, for all the rights, title and interest in the film A Vigilante, including all rights associated with distribution agreements in connection therewith. MoviePass Films agreed to pay $3,499,400 in connection with the assignment of the rights granted, in satisfaction of obligations of EFO with respect to the film. The terms of the related note payable provide for annual interest of 20% and the amounts are due in September 2020.  As of September 30, 2018, $2,625,000 remains payable with respect thereto and is included in notes payable on the balance sheet.

On the closing of the Axis Sally Loan Agreement on August 31, 2018, the Lender transferred $600,000 of the proceeds from the Axis Sally Loan Agreement to EFO, the 49% owner of MoviePass Films controlled by Randall Emmett and George Furla, the Co-Chief Executive Officers and members of the board of managers of MoviePass Films. Such amount represented payment for production services rendered by Randall Emmett and George Furla for the Axis Sally film, in accordance with the budget for such film. Pursuant to the Axis Sally Loan Agreement, EFO has unconditionally guaranteed MoviePass Films’ payment obligations to the Lender. See Note 11 for a description of the Axis Sally Loan Agreement.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

On September 18, 2018, Axis Sally LLC, a subsidiary of MoviePass Films, paid EFO $725,000 for production and promotional services related to the film Axis Sally, in accordance with the budget for such film.  Such payment was made from the proceeds of the Axis Sally Loan Agreement.

On September 18, 2018, Axis Sally LLC compensated Ted Farnsworth, Chairman of the Board of Directors of the Company and Chief Executive Officer of the Company and Chairman of the Board of MoviePass Films, in the amount of $250,000 for his services related to the production of the film Axis Sally, in accordance with the budget for such film, by payment of such amount to an entity controlled by Mr. Farnsworth.  Such payment was made from the proceeds of the Axis Sally Loan Agreement.

The above related party payments associated with the Axis Sally Film are included in Investment in films on the balance sheet which will begin to be amortized to expense once the film is fully produced and released.

On September 25, 2018, Randall Emmett, Co-Chief Executive Officer of MoviePass Films advanced to MoviePass Films $100,000, which is included in due to related parties on the balance sheet at September 30, 2018. On October 4, 2018 this amount was repaid in full.

In September 2018, George Furla and Randall Emmett, Co-Chief Executive Officers of MoviePass Films, entered into equity finance agreements with Georgia Film Fund 79, LLC, a wholly owned subsidiary of MoviePass Films, for the partial funding of the production of the film 10 Minutes Gone, in the amounts of $400,000 and $250,000, respectively. These amounts are included in due to related parties on the balance sheet at September 30, 2018. The principal amounts are repayable from the proceeds of the film plus interest at 20% per annum. The maximum interest payable with respect to these equity finance agreements is subject to a two-year cap.

18.	Provision for Income Taxes

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

As of September 30, 2018, the Company did not record any tax liabilities for uncertain income tax positions and concluded that all its tax positions are either certain or are not material to the Company’s financial statements. The Company is currently not under audit in any jurisdiction in which it conducts business.

19.	Segment Reporting

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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

The Company evaluates performance of its operating segments based on revenue and operating loss. The following table summarizes the Company’s segment information for the following balance sheet dates presented, and for the three and nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended September 30,
	2018 (as restated)	2017
Consulting
Revenue	$2,471,223	$3,672,036
Cost of revenue	2,023,707	2,969,357
Gross margin	447,516	702,679
Total operating expenses	19,908,946	6,280,032
Loss from operations	(19,461,430)	(5,577,353)
Total other income/(expense)	71,088,487	(44,914,576)
Provision for income taxes	(8,826)	39,110
Total net income/(loss)	$51,618,231	$(50,531,039)

Technology
Revenue	$-	$-
Cost of revenue	-	-
Gross margin	-	-
Total operating expenses	2,871,608	4,601,330
Loss from operations	(2,871,608)	(4,601,330)
Total other income/(expense)	70	(47,220)
Provision for income taxes	-	-
Total net loss	$(2,871,538)	$(4,648,550)

Subscription and Marketing, Promotional Services, and Films
Revenue	$195,842,387	$-
Cost of revenue	422,347,371	-
Gross margin	(226,504,984)	-
Loss on goodwill	38,524,016
Total other operating expenses	40,060,927	-
Loss from operations	(305,089,927)	-
Total other income/(expense)	-	-
Provision for income taxes	(38,127)	-
Total net loss	$(305,128,054)	$-

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

	As of September 30, 2018 (as restated)	As of December 31, 2017
Consulting
Cash and cash equivalents	$3,674,904	$569,886
Accounts receivable	$290,561	$332,753
Prepaid expenses and other current assets	$638,522	$3,382,127
Property and equipment	$151,379	$96,464
Intangible assets	$805,482	$-
Goodwill	$-	$-
Deposits and other assets	$128,232	$129,119
Accounts payable and accrued expenses	$4,475,771	$2,088,867
Liabilities to be settled in stock	$5,669,263	$20,875,045
Convertible notes payable	$-	$3,611,627
Warrant liability	$60,809	$67,288,800
Derivative liability	$-	$4,834,462

Technology
Cash and cash equivalents	$160,124	$21,933,765
Accounts receivable	$-	$-
Unbilled receivables	$-	$-
Prepaid expenses and other current assets	$3,333	$21,666
Property and equipment	$81,613	$95,301
Intangible assets	$1,748,388	$2,829,295
Goodwill	$-	$-
Deposits and other assets	$10,052	$10,052
Accounts payable and accrued expenses	$164,447	$607,622
Liabilities to be settled in stock	$319,100	$445,660
Convertible notes payable	$-	$-
Warrant liability	$-	$-
Derivative liability	$-	$-
Deferred revenue	$-	$-

Subscription and Marketing, Promotional Services, and Films
Cash and cash equivalents	$1,016,944	$2,445,742
Accounts receivable	$30,432,024	$27,137,466
Unbilled receivables	$-	$-
Prepaid expenses and other current assets	$2,827,790	$154,018
Property and equipment	$146,674	$42,270
Intangible assets	$27,543,529	$25,707,487
Goodwill	$49,148,120	$79,137,177
Deposits and other assets	$496,888	$8,000
Investment in films	$15,002,433	$-
Accounts payable and accrued expenses	$13,051,042	$10,447,514
Liabilities to be settled in stock	$-	$-
Notes payable	$10,298,250
Convertible notes payable	$-	$-
Warrant liability	$-	$-
Derivative liability	$-	$-
Deferred revenue	$33,672,286	$54,425,630
Due to Related Parties	$1,150,000	$-

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

20.	Subsequent Events

October 2018 Non-Convertible Note

On October 4, 2018, the Company entered into the October Exchange Agreement, with the holder of a June 2018 Convertible Note having an outstanding principal amount of approximately $68,750,000 for the purpose of (i) netting the June 2018 Investor Note issued by such holder to the Company having an aggregate principal amount of approximately $68,000,000 against such holder’s June 2018 Convertible Note and (ii) following such netting transaction, exchanging the remaining outstanding amount payable under such holder’s June 2018 Convertible Note for a new non-convertible Senior Note issued by the Company to such holder (the “October 2018 Non-Convertible Note”) in an aggregate principal amount of $20,400,000, subject to reduction as provided in the October 2018 Non-Convertible Note. As a result, such holder’s June 2018 Convertible Note, and the corresponding June 2018 Investor Note issued by such holder, were each cancelled and became null and void.

Following the consummation of the transactions contemplated by the October Exchange Agreement and the netting of the other June 2018 Investor Notes by the other holders of the June 2018 Investor Notes against their corresponding June 2018 Convertible Notes, all the June 2018 Convertible Notes have been cancelled.

Under the October Exchange Agreement, at any time on or prior to the later of (i) the date that the October 2018 Non-Convertible Note no longer remains outstanding and (ii) the first anniversary of the date of the October Exchange Agreement, the Company and its subsidiaries may not effect any Subsequent Placement (as defined in the November Securities Purchase Agreement (as defined below)) unless the Company first offers to issue and sell to, or exchange with, the holder of the October 2018 Non-Convertible Note, at least 25% of the securities offered in the Subsequent Placement, subject to the terms and conditions of the October Exchange Agreement.

The October 2018 Non-Convertible Note bears interest at a rate of 3% per annum, capitalized quarterly. The October 2018 Non-Convertible Note is unsecured and is not convertible into equity securities of the Company. Unless earlier redeemed, the October 2018 Non-Convertible Note will mature on May 29, 2020.

As long as no Event of Default (as defined in the October 2018 Non-Convertible Note) has occurred, the Company has the right to redeem the October 2018 Non-Convertible Note at any time on or prior to the nine-month anniversary of the issuance of the October 2018 Non-Convertible Note for 50% of the principal being redeemed and 100% of the accrued and unpaid interest and late charges, if any. After the nine-month anniversary of the issuance of the October 2018 Non-Convertible Note, the Company has the right to redeem the October 2018 Non-Convertible Note at any time for 100% of the principal being redeemed and 100% of the accrued and unpaid interest and late charges, if any. If the Company does not redeem the October 2018 Non-Convertible Note within such nine-month period, the October 2018 Non-Convertible Note will amortize monthly from June 28, 2019 in four monthly payments of $0.9 million per month (plus accrued and unpaid interest, including any capitalized interest) and, commencing on October 30, 2019, in eight monthly payments of $2.1 million (plus accrued and unpaid interest, including any capitalized interest) until paid in full.

Upon an Event of Default and if the Event of Default occurs on or prior to the nine-month anniversary of the issuance of the October 2018 Non-Convertible Note, and there is neither a Primary Covenant Event of Default nor a Bankruptcy Default (each as defined in the October 2018 Non-Convertible Note), the Company must redeem the October 2018 Non-Convertible Note at a price equal to 50% of the principal being redeemed and 100% of the accrued and unpaid interest and late charges, if any, in each case, multiplied by a redemption premium. Upon an Event of Default and if the Event of Default occurs after the nine-month anniversary of the issuance of the October 2018 Non-Convertible Note, or if there exists either a Primary Covenant Event of Default or a Bankruptcy Default, then the Company must redeem the October 2018 Non-Convertible Note at a price equal to 100% of the principal being redeemed and 100% of the accrued and unpaid interest and late charges, if any, in each case, multiplied by a redemption premium.

If the holder of the October 2018 Non-Convertible Note participates in a subsequent offering by the Company or prepays the January 2018 Investor Notes or the November 2017 Investor Notes issued by such holder to the Company, then 14.5% of the cash proceeds paid (or payable) by such holder in such applicable transaction will be used to pay down the October 2018 Non-Convertible Note on a dollar-for-dollar basis. Each such payment amount will reduce the scheduled amortization payments on a reverse basis (i.e. last amortization reduced first).

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

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

December 2018 Non-Convertible Notes

On December 18, 2018, the Company entered into a December 2018 Amendment and Exchange Agreement (the “December Exchange Agreements”) with each of the holders of the November 2017 Notes in the aggregate then-outstanding principal amount of approximately $18.8 million and the January 2018 Note in the aggregate then-outstanding principal amount of approximately $25.7 million (the “Remaining Holders”) for the purpose of (i) netting the November 2017 Investor Notes and the January 2018 Investor Notes issued by the Remaining Holders to the Company having an aggregate outstanding principal amount of approximately $18.8 million and approximately $25.7 million, respectively, against the Remaining Holders’ November 2017 Notes and January 2018 Notes, and (ii) following such netting transaction, exchanging the remaining outstanding amount payable to the Remaining Holders under the November 2017 Notes and January 2018 Notes for new non-convertible Series B Senior Notes issued by the Company to the Remaining Holders (collectively, the “December 2018 Non-Convertible Notes”) in an aggregate principal amount of approximately $11.3 million (subject to 50% reduction for a total of approximately $5.7 million if repaid within nine months). As a result, the November 2017 Notes and January 2018 Notes and the November 2017 Investor Notes and the January 2018 Investor Notes were each cancelled and became null and void.

The December 2018 Non-Convertible Notes bear interest at a rate of 3% per annum, capitalized quarterly. The December 2018 Non-Convertible Notes are unsecured and are not convertible into equity securities of the Company. Unless earlier redeemed, the December 2018 Non-Convertible Notes will mature on May 29, 2020.

As long as no Event of Default (as defined in the December 2018 Non-Convertible Notes) has occurred, the Company has the right to redeem each December 2018 Non-Convertible Note at any time on or prior to the nine-month anniversary of the issuance of such December 2018 Non-Convertible Note for 50% of the principal being redeemed and 100% of the accrued and unpaid interest and late charges, if any. After the nine-month anniversary of the issuance of a December 2018 Non-Convertible Note, the Company has the right to redeem such December 2018 Non-Convertible Note at any time for 100% of the principal being redeemed and 100% of the accrued and unpaid interest and late charges, if any. If the Company does not redeem a December 2018 Non-Convertible Note within such nine-month period, such December 2018 Non-Convertible Note will amortize monthly from June 28, 2019 in four monthly payments of $0.5 million per month (plus accrued and unpaid interest, including any capitalized interest) and, commencing on October 30, 2019, in eight monthly payments of $1.2 million (plus accrued and unpaid interest, including any capitalized interest) until paid in full.

Upon an Event of Default, and if the Event of Default occurs on or prior to the nine-month anniversary of the issuance of the December 2018 Non-Convertible Note, and there is neither a Primary Covenant Event of Default nor a Bankruptcy Default (each as defined in the December 2018 Non-Convertible Note), the Company must redeem the December 2018 Non-Convertible Notes at a price equal to 50% of the principal being redeemed and 100% of the accrued and unpaid interest and late charges, if any, in each case, multiplied by a redemption premium. Upon an Event of Default and if the Event of Default occurs after the nine-month anniversary of the issuance of the December 2018 Non-Convertible Note, or if there exists either a Primary Covenant Event of Default or a Bankruptcy Default, then the Company must redeem the December 2018 Non-Convertible Notes at a price equal to 100% of the principal being redeemed and 100% of the accrued and unpaid interest and late charges, if any, in each case, multiplied by a redemption premium.

If a holder of the December 2018 Non-Convertible Notes participates in a subsequent offering by the Company, then 14.5% of the cash proceeds paid (or payable) by such holder in such applicable transaction will be used to pay down the December 2018 Non-Convertible Notes on a dollar-for-dollar basis. Each such payment amount will reduce the scheduled amortization payments on a reverse basis (i.e. last amortization reduced first).

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

January 2019 Offering

On January 16, 2019, pursuant to the Stock Purchase Agreements, dated January 15, 2019, by and between the Company and each of certain institutional investors the Company issued and sold securities in the aggregate gross offering price of $5.4 million (the “January 2019 Offering”), consisting of 333,333,334 Common Units (the “January 2019 Units”), with each January 2019 Unit consisting of (a) one share of the Company’s common stock, (b) a Series C Warrant to purchase one share of the Company’s common stock (the “Series C Warrants”), (c) a Series D Warrant to purchase one share of the Company’s common stock (the “Series D Warrants”), and (d) a Series E Warrant to purchase one share of the Company’s common stock (the “Series E Warrants”). The Series C Warrants, the Series D Warrants, and the Series E Warrants are collectively referred to herein as the “January 2019 Warrants”. The shares of common stock issued in the January 2019 Offering and the January 2019 Warrants were immediately separable.

The Company used the net proceeds of the January 2019 Offering for working capital purposes; to redeem approximately $1.2 million of the Company’s outstanding October 2018 Non-Convertible Notes and December 2018 Non-Convertible Notes; and to pay certain fees due to the placement agent and other transaction expenses. The Company received net proceeds from the January 2019 Offering of approximately $4.6 million, after deducting certain fees due to the placement agent and other estimated transaction expenses, assuming no exercise of the January 2019 Warrants.

Each Series C Warrant, Series D Warrant, and Series E Warrant is exercisable for one share of common stock at a price of, respectively, $0.0163, $0.0163, and $1.00, per share, subject to adjustment. The Series C Warrants are exercisable at any time on or after the six-month anniversary of issuance date until the five-year anniversary of such initial exercise date. The Series D Warrants and Series E Warrants are exercisable at any time on or after the six-month anniversary of issuance date until the one-year anniversary of such initial exercise date.

The exercise price and number of shares of common stock underlying the January 2019 Warrants are subject to adjustment upon the issuance by the Company of stock dividends, stock splits, and similar proportionately applied changes affecting the Company’s outstanding common stock. Holders of the January 2019 Warrants will be entitled to any purchase rights granted to the common stock holders and the Company shall not enter into any fundamental transaction unless the successor entity assumes the obligations of the Company under the January 2019 Warrants. Holders of the January 2019 Warrants will be entitled to participate in any dividends or other distribution of the Company’s assets declared or made to holders of the Company’s common stock. The terms of the January 2019 Warrants prohibit a holder from exercising its January 2019 Warrants if doing so would result in such holder (together with its affiliates and other persons acting as a group) beneficially owning more than 4.99% or 9.99% of the outstanding shares of the common stock of the Company after giving effect to such exercise.

In connection with the January 2019 Offering, pursuant to the terms of an engagement letter by and between the Company and the placement agent for the January 2019 Offering, the placement agent received (i) an aggregate fee equal to 8.0% of the gross proceeds received by the Company from the sale of the securities in the January 2019 Offering (except in the case of one of the purchasers with respect to which the fee will be equal to 6.0% of the gross proceeds received from such purchaser), (ii) a management fee equal to 1.0% of the gross proceeds raised in the January 2019 Offering, (iii) $0.1 million for certain expenses, and (iv) warrants to purchase up to 8.0% of the aggregate amount of shares of common stock sold in the January 2019 Offering (the “January 2019 Placement Agent Warrants”), or up to 26,666,667 shares of common stock, determined by dividing the gross proceeds of the offering by the January 2019 Unit offering price. The January 2019 Placement Agent Warrants have substantially the same terms as the Series C Warrants issued to the investors, except that the January 2019 Placement Agent Warrants have an exercise price equal to $0.020375, or 125% of the offering price per share in the January 2019 Offering, and are exercisable at any time on or after the six-month anniversary of issuance date until the fifth anniversary of the effective date of the January 2019 Offering. Palladium Capital Advisors, LLC, an independent financial advisor to the Company in connection with the January 2019 Offering, received an advisory fee of $0.1 million.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

Termination of A Vigilante Agreement

On January 25, 2019, Mother Hawk, LLC and Georgia Film Fund 56, LLC, a company owned and operated by EFO, mutually agreed to terminate the “A Vigilante” Acquisition Agreement between the parties, with no further obligations and/or liabilities between the parties in connection therewith. Georgia Film Fund 56, LLC shall still receive its applicable credits for the film, A Vigilante, as have been previously mutually determined by the parties.

The parties released and discharged one another from any claims, actions, accounts, sums of money, including a non-convertible note in the amount of $2.6 million which was extinguished, effective the date of the termination.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing

On June 21, 2018, the Company received a deficiency letter from the Staff of Nasdaq notifying the Company that, for the prior 30 consecutive business days, the closing bid price for the Company’s common stock has closed below a minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Rule 5550(a)(2).

In accordance with Nasdaq Listing Rule 5810(b), the Company was given 180 calendar days, or until December 18, 2018 to regain compliance with Rule 5550(a)(2).

On December 21, 2018, the Company received a written notice from the Staff of Nasdaq notifying the Company that the Company failed to regain compliance with Rule 5550(a)(2). As a result, Nasdaq determined that unless the Company timely requested an appeal of such determination before the Panel, the Company’s common stock would be scheduled for delisting from The Nasdaq Capital Market and would be suspended at the opening of business on December 28, 2018. The Company timely appealed the delisting notice and appeared in front of the Panel on January 31, 2019. The Panel issued a decision on February 11, 2019 and determined to delist the Company’s common stock from The Nasdaq Capital Market. The suspension of trading in the Company’s common stock on the Nasdaq Capital Market was effective at the open of business on February 13, 2019. The Panel has also informed the Company that Nasdaq will complete the delisting by filing a Form 25 Notification of Delisting with the SEC, after the applicable appeals periods have lapsed.

In accordance with Nasdaq’s Listing Rules, the Nasdaq Listing and Hearing Review Council may, on its own motion, determine to review any Panel decision within 45 calendar days after the issuance of such decision. However, an appeal or review of the Panel’s decision would not stay the suspension of trading in the Company’s securities on The Nasdaq Capital Market.

The Company’s shares are eligible to trade “over-the-counter” in the OTC Markets system effective as of the open of business on February 13, 2019, under the current symbol “HMNY.”

On August 25, 2018, Carl J. Schramm resigned from the Board of Directors of the Company and each committee of the Board of Directors which he was a member, including the Audit Committee. As a result, the Company was no longer compliant with Nasdaq Listing Rule 5605(b)(1), which requires that a majority of the Board of Directors of the Company be independent, and Nasdaq Listing Rule 5605(c)(2)(A), which requires that the Audit Committee have at least three independent directors.

In accordance with Nasdaq Listing Rules, on August 27, 2018, the Company notified Nasdaq of Mr. Schramm’s resignation and non-compliance with the above Nasdaq Listing Rules. Nasdaq responded on September 6, 2018 with a notification letter confirming the Company’s non-compliance with Nasdaq’s independent director and audit committee requirements as set forth above.

On December 31, 2018, Joseph J. Fried was appointed to the Company’s Board of Directors effective December 27, 2018. Following such appointment and the appointment of Mr. Fried to the Audit Committee by the Company’s Board of Directors, a majority of the Company’s Board of Directors is again composed of independent directors and the Audit Committee has at least three independent directors. As a result, Nasdaq notified the Company in a letter dated January 8, 2019 that the Staff has determined that the Company is now in compliance with Nasdaq Listing Rule 5605(b)(1) and Nasdaq Listing Rule 5605(c)(2)(A), and that the matters described in the letter sent by Nasdaq on September 6, 2018 are now closed.

HELIOS AND MATHESON ANALYTICS INC.

Notes to Condensed Consolidated Financial Statements

MoviePass Films Amended and Restated Limited Liability Company Agreement

On February 1, 2019, the Company and EFO entered into an Amended and Restated Limited Liability Company Agreement of MoviePass Films (the “Amended LLC Agreement”). The Amended LLC Agreement amends and restates the single member limited liability company agreement executed by the Company prior to the execution of the Amended LLC Agreement and documents in further detail the terms on which EFO has been admitted as a 49% member of MoviePass Films and the relative rights and duties of the Company and EFO as the only two current members of MoviePass Films. The Amended LLC Agreement also further documents the contribution by EFO to MoviePass Films of certain conditional rights in film acquisition agreements to which EFO is a party, as specified in the Amended LLC Agreement. The Amended LLC Agreement also further documents the Company’s prior capital contributions to MoviePass Films totaling $7.44 million in cash as of February 1, 2019.

Under the Amended LLC Agreement, MoviePass Films will be managed by a board of managers consisting of five managers, of which the Company has the right to appoint three managers and EFO has the right to appoint two managers. Two of the three managers appointed by the Company will be required to meet the independence requirements of Nasdaq and will be compensated for their respective services in the amount of $2,500 per month each. The initial managers appointed by the Company are Theodore Farnsworth, the Chairman and Chief Executive Officer of the Company, and independent managers Joseph Fried and Gavriel Ralbag, who are also independent directors of the Company. The initial managers appointed by EFO are George Furla and Randal Emmett. Pursuant to the Amended LLC Agreement, the board of managers of MoviePass Films has formed a compensation committee comprised of two managers, one of whom shall be one of the Company’s independent managers and one of whom shall be one of the two managers appointed by EFO (the “MoviePass Films Compensation Committee”). The initial members of the MoviePass Films Compensation Committee of the Board are Joseph Fried and George Furla.

The Company has the right to designate the Chief Financial Officer of MoviePass Films. Accordingly, the Amended LLC Agreement provides that Stuart Benson, Chief Financial Officer of the Company, shall serve as the initial Chief Financial Officer of MoviePass Films. George Furla and Randall Emmett are the Co-Chief Executive Officers of MoviePass Films, in which capacity they have been acting since May 23, 2018. MoviePass Films will use commercially reasonable efforts to negotiate and enter into definitive written employment agreements with Randal Emmett and George Furla prior to February 28, 2019. In addition, each of Randal Emmett and George Furla will be entitled to receive producer fees equal to 3.33% (subject to an increase up to 5.00% with the prior approval of the MoviePass Films Compensation Committee and board of managers) of the total budget of each film project brought to MoviePass Films by them, excluding amounts customarily excluded from a producer percentage calculation in the independent film industry.

Cash available for distribution from operations or upon sale or liquidation of MoviePass Films will be allocated as follows: first, to establish a cash reserve in an amount to be determined by the board of managers (or, in the case of the distribution upon sale or liquidation, to retire any outstanding debts or obligations of MoviePass Films); second, to the Company, until the Company has recouped 110% of its total capital contribution; third, to EFO, until EFO has recouped 110% of its total capital contribution; fourth, to any members other than the Company and EFO, pro rata, until such members’ respective unrecovered capital contributions have been reduced to zero; and fifth, to all members, pro rata based on their respective percentage interests in MoviePass Films.

Resignation of Chief Financial Officer of the Company

On March 13, 2019, Stuart Benson notified the Chief Executive Officer of the Company of his decision to resign as Chief Financial Officer and Secretary of the Company and from each position he holds with each of the Company’s subsidiaries, effective March 22, 2019, in order to accept another employment opportunity. The Company plans to initiate a search for, and hire, a new Chief Financial Officer as soon as practicable.

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

In March 2018, MoviePass Ventures acquired a stake in the now award-winning film American Animals by Bart Layton.  In April 2018, MoviePass Ventures acquired a stake in the movie Gotti.  The Company believes that by utilizing the MoviePass subscriber base to drive a positive impact at the box office, MoviePass Ventures can then leverage the higher box office to obtain additional downstream revenues, such as international distribution rights, streaming rights, DVD rights, transactional rights (iTunes), on demand and foreign movie rights.

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

Results of Operations

The following table sets forth period over period change in the percentage of revenues of certain items included in the Company’s Statements of Operations:

	For the Three Months Ended September 30,		Change
	2018 (as restated)	2017	Dollars (as restated)	% Change (as restated)
Consulting	$802,114	1,173,023	(370,909)	(32)%
Subscription	72,284,725	-	72,284,725	100%
Marketing, promotional services, and films	1,615,177	-	1,615,177	100%
Total revenues	74,702,016	1,173,023	73,528,993	6,268%
Cost of revenues	109,635,383	946,308	108,689,075	11,486%
Gross (loss)/profit	(34,933,367)	226,715	(35,160,082)	(15,508)%
Loss on impairment of MoviePass goodwill	38,524,016	-	38,524,016	100%
Operating expenses	19,594,730	3,302,979	16,291,751	493%
Loss from operations	(93,052,113)	(3,076,264)	(89,975,849)	(2,925)%
Other income (expense), net	(53,597,438)	(40,386,701)	(13,210,737)	(33)%
Income tax provision	10,283	(2,747)	13,030	(474)%
Net loss	$(146,659,834)	(43,460,218)	(103,199,616)	(237)%

Loss per share	$(0.22)	(5.79)	5.57	(96)%

	For the Nine months ended September 30,		Change
	2018 (as restated)	2017	Dollars (as restated)	% Change (as restated)
Consulting	$2,471,223	3,672,036	(1,200,813)	(33)%
Subscription	191,850,812	-	191,850,812	100%
Marketing, promotional services, and films	3,991,575	-	3,991,575	100%
Total revenues	198,313,610	3,672,036	194,641,574	5,301%
Cost of revenues	424,371,078	2,969,357	421,401,721	14,192%
Gross (loss)/profit	(226,057,468)	702,679	(226,760,147)	(32,271)%
Loss on impairment of MoviePass goodwill	38,524,016	-	38,524,016	100%
Operating expenses	62,841,481	10,881,362	51,960,119	478%
Loss from operations	(327,422,965)	(10,178,683)	(317,244,282)	(3,117)%
Other income (expense), net	71,088,557	(44,961,796)	116,050,353	(258)%
Income tax provision	46,953	39,110	7,843	20%
Net loss	$(256,381,361)	(55,179,589)	(201,201,772)	(365)%

Loss per share	$(0.91)	(8.35)	7.44	(89)%

Comparison of the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017

Revenues. Revenues for the three months ended September 30, 2018 were approximately $74.7 million as compared to revenues of approximately $1.2 million for the three months ended September 30, 2017. The increase was primarily due to the revenues of MoviePass which were offset by a decrease in consulting revenues in the three months ended September 30, 2018.

Gross (Loss) / Profit. The resulting gross loss for the three months ended September 30, 2018 was approximately $34.9 million as compared to a gross profit of approximately $0.2 million for the three months ended September 30, 2017. The decrease is primarily due to operating expenses of MoviePass.

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

Other Income/(Expense). In order to both fund its operations, including the development of the RedZone Map app, to obtain the funds necessary to purchase additional shares in MoviePass, and to fund the operations of MoviePass, the Company issued and sold to several investors Senior Secured Convertible Promissory Notes in September 2016, December 2016, February 2017, August 2017, November 2017, January 2018, and June 2018 having a total principal amount of approximately $352.5 million. As a result of these securities offerings, during the three months ended September 30, 2018, the Company incurred (i) a loss of approximately $3.5 million resulting from the change in market value of derivative and warrant liabilities, (ii) interest expense of approximately $95.6 million, (iii) a gain on the extinguishment of indebtedness of approximately $45.5 million and (iv) interest income of approximately $0.004 million. For the three months ended September 30, 2017, the Company incurred (i) a loss of approximately $28.2 million resulting from the change in market value of derivative and warrant liabilities, (ii) interest expense of approximately $11.6 million, and (iii) interest income of approximately $0.014 million.

Net Loss. The Company had a net loss attributable to Helios and Matheson Analytics Inc. of approximately $138.5 million or $0.22 loss per basic and diluted share for the three months ended September 30, 2018 as compared to a net loss attributable to Helios and Matheson Analytics Inc. of approximately $43.5 million or $5.79 loss per basic and diluted share for the three months ended September 30, 2017. The increase in the Company’s net loss is primarily due to the acquisitions of MoviePass, the Moviefone Assets and the forming of MoviePass Ventures and MoviePass Films, including the associated financing costs incurred with the issuance of our senior convertible notes, offset by a gain on the extinguishment of debt.

Comparison of the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017

Revenues. Revenues for the nine months ended September 30, 2018 were approximately $198.3 million as compared to revenues of approximately $3.7 million for the nine months ended September 30, 2017. The increase was primarily due to the revenues of MoviePass which were partially offset by a decrease in consulting revenues in the nine months ended September 30, 2018.

Gross (Loss) / Profit. The resulting gross loss for the nine months ended September 30, 2018 was approximately $226.1 million as compared to a gross profit of approximately $0.7 million for the nine months ended September 30, 2017. The decrease is primarily due to operating expenses of MoviePass.

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

Other Income/(Expense). In order to both fund its operations, including the development of the RedZone Map app, to obtain the funds necessary to purchase additional shares in MoviePass, and to fund the operations of MoviePass the Company issued and sold to several investors Senior Secured Convertible Promissory Notes in September 2016, December 2016, February 2017, August 2017, November 2017, January 2018, and June 2018 having a total principal amount of approximately $352.5 million. As a result of these securities offerings, during the nine months ended September 30, 2018, the Company incurred (i) a gain of approximately $199.5 million resulting from the change in market value of derivative and warrant liabilities, (ii) interest expense of approximately $189.3 million, (iii) a gain on the extinguishment of debt of approximately $60.5 million, (iv) a gain on the exchange of warrants of approximately $0.3 million and (iv) interest income of approximately $0.03 million. For the nine months ended September 30, 2017, the Company incurred (i) a loss of approximately $27.5 million resulting from the change in market value of derivative and warrant liabilities, (ii) interest expense of approximately $16.9 million, and (iii) interest income of approximately $0.05 million.

Net Loss. The Company had a net loss attributable to Helios and Matheson Analytics Inc. of approximately $196.7 million or $0.91 loss per basic and diluted share for the nine months ended September 30, 2018 as compared to a net loss attributable to Helios and Matheson Analytics Inc. of approximately $55.2 million or $8.35 loss per basic and diluted share for the nine months ended September 30, 2017. The increase in the Company’s net loss is primarily due to the acquisitions of MoviePass, the Moviefone Assets and the forming of MoviePass Ventures and MoviePass Films, including the associated financing costs incurred with the issuance of our senior convertible notes, offset by favorable adjustments to the Company’s derivative liabilities, and a gain on the extinguishment of debt.

Liquidity and Capital Resources

The following table presents a summary of the cash flow activity for the periods set forth below:

	Nine months ended September 30,
	2018 (as restated)	2017

Net cash (used in) operating activities	$(322,692,755)	(7,644,296)
Net cash (used in) investing activities	$(53,491)	(5,302,999)
Net cash provided by financing activities	$302,701,244	11,870,000
Net(decrease) in cash and cash equivalents	$(20,045,002)	(1,077,295)
Cash and cash equivalents, beginning of period	$24,949,393	2,747,240
Cash and cash equivalents, end of period	$4,851,972	1,663,879

Cash Flows Used in Operating Activities

Cash used in operating activities was $322.7 million in the nine months ended September 30, 2018 compared to $7.6 million of cash used in operating activities in the nine months ended September 30, 2017. Our consolidated net loss for the nine months ended September 30, 2018 of $256.4 million, included non-cash items of approximately $43.8 million. Non-cash items affecting our net loss included; change in the fair market value of warrant liabilities and derivative liabilities of $194.1 million and $5.5 million, respectively, loss on extinguishment of debt of $60.5 million, impairment of goodwill of $38.5 million, shares issued in exchange for services of $10.2 million, approximately $173.0 million related to accretion and interest expense incurred from derivative instruments, amortization of deferred revenue of $13.3 million, amortization and impairment of film costs of $3.8 million and depreciation and amortization of $4.0 million. The net change in working capital items affecting operating cash flow was $22.5 million, representing a decrease in cash provided by operating activities. In the nine months ended September 30, 2017 our net loss was $55.2 million and included net non-cash items of $48.6 million, consisting primarily of $16.9 million related to interest expense incurred from derivative instruments, change in fair market value of warrant liabilities and derivative liabilities of $17.0 million and $10.4 million, respectively, shares issued in exchange for services of $2.3 million and depreciation and amortization of $1.3 million. In the nine months ended September 30, 2017, net working capital changes affecting operating cash flow consisted of a $1.0 million cash used in operating activities.

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

Cash Flows Provided by Financing Activities

Cash provided by financing activities of $302.7 million consists of proceeds from public offerings and other equity raises in the amount of $244.0 million (net of transaction costs), proceeds from convertible notes payable of $100.0 million, proceeds from the issuance of non-convertible notes payable and preferred shares of $30.5 million, payment for make-whole interest of $5.0 million and payment of deferred financing fees of $2.2 million, less redemptions of convertible notes payable of $63.9 million.

Future Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, proceeds from subscription revenues, proceeds from our equity offerings and prepayments of investor notes payable to us that we received as partial payment for our outstanding convertible notes. As of September 30, 2018, we had cash on hand of $4.9 million and approximately $30.7 million in accounts receivable mostly related to reserve funds held by our merchant processors related to subscription revenues. In addition, in the nine months ended September 30, 2018 we issued common stock and warrant units and received proceeds of approximately $244.0 million, net of associated expenses. We filed with the SEC, and the SEC declared effective, a universal shelf registration statement of up to $400 million worth of registered equity securities, of which we utilized approximately $135 million in offerings in February and April of 2018, and approximately $125 million in the ATM Offering. Under this effective registration statement, we may issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price and terms to be determined at the time of issuance. In April 2018, we entered into the Sales Agreement with Canaccord pursuant to which we could issue and sell from time to time shares of common stock having aggregate sales proceeds of up to $150.0 million through the ATM Offering under which Canaccord acted as our sales agent. We paid Canaccord a commission of 4% of the gross proceeds from the sale of shares of common stock under the Sales Agreement. For the quarter ended September 30, 2018, we sold approximately 627,933,083 shares in the ATM Offering, received $68.3 million net proceeds and paid Canaccord $2.8 million. The Sales Agreement was terminated on October 1, 2018, and as a result, no further sales of shares of common stock can be sold in the ATM Offering. On July 2, 2018, our second universal shelf registration was declared effective under which we may offer for sale up to $1.2 billion of equity securities or debt securities.

For the nine months ended September 30, 2018, we received gross cash proceeds of approximately $33.9 million with respect to prepayments under the November 2017 Investor Notes and issued 705.8 million (23,362 million pre-split) shares with respect to the conversion of the November 2017 Notes, including shares related to the make-whole interest provisions of those notes. From September 30, 2018 through November 14, 2018, we received gross cash proceeds of approximately $4.1 million with respect to prepayments under the November 2017 and January 2018 Investor Notes and issued an additional 233.1 million shares with respect to the conversion of the November 2017 Notes and January 2018 Notes. We used the proceeds from the prepayments of such investor notes to redeem approximately $24,600,000 of the unrestricted principal of our June 2018 Convertible Notes. As a result of such redemptions, as of November 13, 2018, there was approximately $0 million of unrestricted principal (including make-whole interest) outstanding under the June 2018 Convertible Notes. Following the consummation of the transactions contemplated by the October Exchange Agreement and the netting of the other June 2018 Investor Notes by the other holders of the June 2018 Investor Notes against their corresponding June 2018 Convertible Notes, all the June 2018 Convertible Notes have been cancelled.

We will continue to require significant proceeds from sales of our debt or equity securities, including conversions of unrestricted principal and make-whole interest under our outstanding convertible notes following payments by investors under investor notes payable to us, each of which will continue to have a significant dilutive effect on our stockholders. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned growth or otherwise further alter our business model, objectives and operations, which could harm our business, financial condition and operating results. As of November 13, 2018, there remained $41.9 in restricted principal for which a corresponding amount of principal under the investor notes remains to be paid to the Company by the holders of those convertible notes.

As of September 30, 2018, the Company had approximately $33.7 million in deferred revenue related to subscriptions of its MoviePass service. Deferred revenue represents funds received for monthly, quarterly, semi- annual and annual subscriptions plus amounts associated with gift card purchases. MoviePass has experienced service costs over and above subscription revenue in the fulfillment of subscription services mainly for ticketing and related service fees. Included in the deferred revenue balance is approximately $2.8 million of funds resulting from the acquisition of MoviePass and allocated to service future ticket fulfillment associated with deferred revenue on the acquisition date.

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

During the nine months ended September 30, 2018 and 2017, the Company has received $39.9 million and $4.0 million, respectively, from complex convertible notes containing derivative features associated with conversion rights and stock purchase warrants. In addition, the convertible notes provided for interest to be paid on borrowed and or committed funds as the case may be, generally for minimum periods even when such funds are not outstanding. During the nine months ended September 30, 2018, the Company has recognized derivative gain of $5.5 million associated with these securities which in many cases are valued based on the underlying equity securities required to satisfy such derivative features upon exercise or conversion. Additionally, during the nine months ended September 30, 2018 and September 30, 2017, the Company has recognized non-cash interest expense of $173.0 million and $16.9 million, respectively, associated with these convertible notes and committed funds which have predominantly been settled through the issuance of shares of the Company’s stock. In addition, the Company incurred approximately $17.5 million, in cash paid for interest associated with outstanding notes and committed funds during the nine months ended September 30, 2018.

At September 30, 2018, there were no amounts outstanding of unrestricted principal of convertible notes with respect to convertible notes payable and derivative liability balances.

The Company has experienced net losses and significant cash outflows from cash used in operating activities over periods presented in this report. As of September 30, 2018, the Company had an accumulated deficit of $386,186,649, a loss from operations for the three and nine months ended September 30, 2018 of $93,052,113 and $327,422,965, respectively, and net cash used in operating activities for the nine months ended September 30, 2018 of $322,692,755.

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

Contractual Cash Commitments

For a discussion of our “Contractual Cash Commitments”, refer to Note 16 of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Related Party Transactions

For a discussion of “Related Party Transactions”, refer to Note 17 of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

For a discussion of our “Critical Accounting Policies and Estimates”, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to our critical accounting policies and estimates since December 31, 2017.

We adopted the new revenue standard using the modified retrospective method by recognizing the cumulative effect of initially applying the new revenue standard to all non-completed contracts as of January 1, 2018 as an adjustment to opening Accumulated deficit in the period of adoption. For more information regarding the adoption of the new revenue standard, refer to Note 4 in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

In connection with the restatement, management has determined that a material weakness relating to subscription management existed in the Company’s internal control over financial reporting as of September 30, 2018. Effective January 1, 2019 the Company has implemented a new software solution to automate and provide real-time information for managing and accounting for subscriptions, including, without limitation, those subscriptions that are terminated or in a suspended state.

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

Part II. Other Information

Item 1. Legal Proceedings

On August 2, 2018, Jeffrey Chang, acting on behalf of himself and a putative class of persons who purchased or otherwise acquired the Company’s common stock between August 15, 2017, and July 26, 2018, filed a class action complaint in the U.S. District Court for the Southern District of New York against the Company and two of its executive officers, Theodore Farnsworth and Stuart Benson (the “August 2, 2018 Complaint”). Jeffrey Chang v. Helios and Matheson Analytics Inc., et. al., Case No. 1:18-cv-6965. On August 13, 2018, Jeffrey Braxton, acting on behalf of himself and a putative class of persons who purchased or otherwise acquired the Company’s common stock between August 15, 2017, and July 26, 2018, filed a class action complaint in the U.S. District Court for the Southern District of New York against the Company and two of its executive officers, Theodore Farnsworth and Stuart Benson. Jeffrey Braxton v. Helios and Matheson Analytics, Inc. et al., Case No. 1:18-cv-07242-UA. On November 16, 2018, the Court consolidated the two actions, appointed a group as lead plaintiffs and appointed Levi & Korsinsky as lead counsel for the putative class. On January 4, 2019, the lead plaintiffs filed a consolidated amended complaint against the Company, Theodore Farnsworth, Stuart Benson, and Mitchell Lowe (the “Consolidated Complaint”). The Consolidated Complaint alleges, among other things, that the Company’s statements to the market were materially false or misleading because the Company allegedly represented that it would continue to experience substantial growth, and that its business model was sustainable. The plaintiffs assert claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5. On February 25, 2019, the Defendants filed a motion to dismiss the Consolidated Complaint with prejudice.

On September 20, 2018, Yu Chen, a purported stockholder of the Company, filed a complaint in the Supreme Court of the State of New York, County of New York, derivatively on behalf of the Company against Theodore Farnsworth, Stuart Benson, Muralikrishna Gadiyaram, Prathap Singh, Gavriel Ralbag, and Carl Schramm, and the Company as a nominal defendant (Index No. 654686/2018). The complaint alleges claims for breach of fiduciary duty and unjust enrichment against the individual defendants. The plaintiff has agreed to stay the action pending a decision on an anticipated motion to dismiss the Consolidated Complaint.

On November 29, 2018, Timour Prokpiev, a purported stockholder of the Company, filed a substantially similar complaint in the Supreme Court of the State of New York, County of New York against the same defendants as in the Chen case asserting similar claims (Index No. 655939/2018). The Prokpiev and Chen cases have been consolidated and are subject to a stipulated stay pending the earlier of 30 days after the entry of an order denying any part of the motion to dismiss the securities class action related to the Consolidated Complaint referenced above, or a final order dismissing such securities class action with prejudice. On January 14, 2019, David J. Lichter, a purported stockholder of the Company, filed a complaint in the Supreme Court of the State of New York, County of New York derivatively on behalf of the Company against the same defendants as in the Chen case (with the exception of Mr. Schramm) for breach of fiduciary duty, unjust enrichment, and abuse of control (Index No. 650275/2019). It is anticipated that the Lichter case will become part of the referenced stipulation regarding a stay, but that has not been formally agreed to as of the date hereof.

On February 23, 2018, MoviePass filed a patent infringement complaint against Sinemia, Inc. in United States District Court, Central District of California. The complaint asserts infringement of two U.S. patents, U.S. Patent Nos. 8,484,133 (“Secure targeted personal buying/selling method and system”) and 8,612,325 (“Automatic authentication and funding method”) by Sinemia, Inc.’s movie-ticket subscription service MoviePass’ complaint requests damages and an injunction. On October 29, 2018, Sinemia, Inc. filed a motion to dismiss MoviePass’ complaint, and the parties are awaiting the court’s decision with respect to such motion. A case management conference is scheduled for March 18, 2019.

On November 21, 2018, Jackie Tabas and Katherine Rosenberg-Wohl, acting on behalf of themselves and all others similarly situated, filed a class action complaint in the U.S. District Court for the Northern District of California against MoviePass, the Company and three of their executive officers, Theodore Farnsworth, Stuart Benson and J. Mitchell Lowe (the “November 21, 2018 Complaint”). Jackie Tabas and Katherine Rosenberg-Wohl v. MoviePass Inc., et. al., Case No. 3:18-cv-7087. The November 21, 2018 Complaint alleges, among other things, breach of contract by MoviePass, failure to disclose certain terms of service under Section 17602 of the California Business and Professions Code, and violations of the California Consumers Legal Remedies Act, the California False Advertising Law, the California Unfair Competition Law and the Racketeer Influenced and Corrupt Organizations Act. The November 21, 2018 Complaint also alleges claims of quantum meruit and unjust enrichment and inducement to breach contracts.

Plaintiffs amended the November 21, 2018 Complaint on February 15, 2019 (the “First Amended Complaint”), dropping the claims of Plaintiff Rosenberg-Wohl following an individual settlement, and asserting the same claims made by Plaintiff Tabas in the November 21, 2018 Complaint on behalf of five new Plaintiffs: Linda Hobbs, Tim Samartino, Barbara Sjodahl, Patricia Dawn Walker, and Cheryl Whelan. Pursuant to an agreement between the parties tolling the running of the statutes of limitation on Plaintiffs’ claims, Plaintiffs also dropped the claims that had been previously asserted against Messrs. Farnsworth, Benson and Lowe. On March 8, 2019, MoviePass and the Company moved to compel arbitration of all the claims asserted in the First Amended Complaint on an individual basis. That motion is currently being briefed by the parties, and all further proceedings have been stayed while the motion is pending.

On February 1, 2019, Lawrence Weinberger and his wife, Laurie Weinberger, acting on behalf of themselves and all others similarly situated, filed a class action complaint in the U.S. District Court for the Southern District of New York against MoviePass (the “February 1, 2019 Complaint”). Lawrence Weinberger and Laurie Weinberger v. MoviePass Inc., Case No. 1:19-cv-01039. The February 1, 2019 Complaint alleges, among other things, breach of contract and of the implied covenant of good faith and fair dealing by MoviePass, and violations of Sections 349(b) and 350 of the New York General Business Law, prohibiting deceptive and misleading conduct and false advertising in consumer transactions.

Item 1A. Risk Factors

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

Further, as of November 14, 2018, as a result of the issuance of the November 2017 Notes and, the January 2018 Notes, 2.8billion shares of our common stock may be issuable upon conversion of such outstanding debt. Further, this number of shares may increase significantly if there are further conversion price reductions resulting from the full ratchet conversion price adjustment provisions of the November 2017 Notes and the January 2018 Notes, which provide that if we issue securities in certain transactions at a price lower than the applicable conversion price of the November 2017 Notes and the January 2018 Notes, then the applicable conversion price of the November 2017 Notes and the January 2018 Notes, will be reduced to equal such lower price, resulting in additional shares issuable upon conversion of the November 2017 Notes and the January 2018 Notes. As of November 14, 2018, the Company owes approximately $262,471 of make-whole interest under the November 2017 Notes and the January 2018 Notes. As such, all the shares noted above represent shares issuable upon conversion of restricted principal under such convertible debt for which an equivalent amount owed to us under the corresponding investor notes has not yet been paid. Such restricted principal may not, as of the date of this Quarterly Report on Form 10-Q, be converted into any shares of our common stock. However, if holders of these convertible Notes provide additional payments to us under the corresponding investor notes, an amount equal to such payment will become unrestricted principal under these convertible notes that may be converted to our common stock at the election of the holders of these Notes.

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

Item 6. Exhibits

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description
3.1.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 31, 2010).
3.1.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 13, 2011).
3.1.3	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the SEC on August 15, 2011).
3.1.4	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2018).
3.1.5	Certificate of Designations, Preferences and Rights of the Series A Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2018).
3.1.6	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2018).
3.1.7	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2018).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 31, 2010).
4.1	Form of A-2 Warrant issued by the Company in favor of the holder thereof (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2018).
4.2	Form of B-2 Warrant issued by the Company in favor of the holder thereof (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2018).
4.3	Form of Series B-2 Senior Secured Bridge Convertible Note issued by the Company in favor of the holder thereof (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2018).
4.4	Form of Secured Promissory Note issued by the investors in favor of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2018).
4.5	Form of Senior Note issued by the Company in favor of Hudson Bay Master Fund Ltd (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2018).
10.1	Asset Purchase Agreement, dated as of April 4, 2018, by and between the Company and Oath Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on August 14, 2018).
10.2	Registration Rights Agreement, dated April 4, 2018, by and between the Company and Oath Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on August 14, 2018).
10.3	Lock-Up Agreement, dated as of April 4, 2018, by and between the Company and Oath Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on August 14, 2018).
10.4	Warrant to Purchase Common Stock, dated April 4, 2018, issued by the Company in favor of Oath Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on August 14, 2018).
10.5	Equity Distribution Agreement, dated April 18, 2018, by and between the Company and Canaccord Genuity LLC. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on August 14, 2018).
10.6	Subscription Agreement, dated April 16, 2018, by and between MoviePass Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2018).
10.7	Amendment No. 1 to November Securities Purchase Agreement and Convertible Notes, entered into as of June 1, 2018, by and between the Company and the investor signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2018).
10.8	Amendment No. 2 to January Securities Purchase Agreement and Convertible Notes, entered into as of June 1, 2018, by and between the Company and the investor signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2018).
10.9	Form of Securities Purchase Agreement, dated as of June 21, 2018, by and between the Company and the investors listed therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2018).
10.10	Form of Note Purchase Agreement, by and between the Company and the investor signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2018).
10.11	Form of Master Netting Agreement, by and among the Company and the investor signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2018).
10.12	Form of Guaranty made by MoviePass, Inc. and each direct and indirect subsidiary of MoviePass, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2018).
10.13	Form of Voting and Lockup Agreement, by and between the Company and Theodore Farnsworth (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2018).
10.14	Form of Voting and Lockup Agreement, by and between the Company and Helios & Matheson Information Technology, Ltd. and Helios & Matheson Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2018).

Exhibit Number	Description
10.15	Form of Common Stock Purchase Warrant issued to Palladium Capital Advisors, LLC by the Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2017).
10.16	Form of Voting Agreement by and between the Company and the stockholder signatory thereto (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2018).
10.17	Form of Amendment and Exchange Agreement, dated June 28, 2018, by and between the Company and the holder signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2018).
10.18	Form of Voting Agreement, dated June 28, 2018, by and between the Company and the stockholder signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2018).
10.19	Form of Leak-Out Agreement by and between the Company and the signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2018).
10.20	Amendment No. 1 to the Securities Purchase Agreement, dated as of June 28, 2018, by and between the Company and Hudson Bay Master Fund Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2018).
10.21	October 2018 Amendment and Exchange Agreement, dated as of October 4, 2018, by and between the Company and Hudson Bay Master Fund Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2018).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss; (iii) Condensed Consolidated Statement of Change in Stockholders’ Deficit; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIOS AND MATHESON ANALYTICS INC.

Date: March 19, 2019	By:	/s/ Theodore Farnsworth
Theodore Farnsworth
Chief Executive Officer (Principal Executive Officer)

HELIOS AND MATHESON ANALYTICS INC.

Date: March 19, 2019	By:	/s/ Stuart Benson
Stuart Benson
Chief Financial and Accounting Officer (Principal Financial Officer)